Form 10-Q
period 1996-03-31
MONARCH CASINO & RESORT INC
filed 1996-05-14
CIK 907242

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO______.

                         Commission File No. 0-22088

                        MONARCH CASINO & RESORT, INC.
            (Exact name of registrant as specified in its charter)
                          -------------------------

                NEVADA                                88-0300760
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)
     1175 W. MOANA LANE, SUITE 200
             RENO, NEVADA                               89509
        (Address of principal                         (Zip code)
          executive offices)

     Registrant's telephone number, including area code:  (702) 825-3355
                          -------------------------
                                NOT APPLICABLE
                (Former name, former address and former fiscal
                     year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ___ NO ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 8, 1996, there were 9,536,275 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                          March 31,
                                               ----------------------------
                                                    1996            1995
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Revenues
  Casino...................................... $  7,440,622    $  6,688,759
  Food and beverage...........................    4,295,335       4,106,596
  Hotel.......................................    2,512,226       2,431,629
  Other.......................................      432,153         426,054
                                               ------------    ------------
     Gross revenues...........................   14,680,336      13,653,038
  Less promotional allowances.................   (1,837,289)     (1,645,526)
                                               ------------    ------------
     Net revenues.............................   12,843,047      12,007,512
                                               ------------    ------------
Operating expenses
  Casino......................................    3,392,590       2,981,402
  Food and beverage...........................    2,371,636       2,449,564
  Hotel.......................................      932,856       1,009,352
  Other.......................................       91,699          66,978
  Selling, general and administrative.........    3,534,571       2,877,964
  Depreciation and amortization...............    1,062,291         952,381
  Gaming development costs....................       33,906          16,705
                                               ------------    ------------
     Total....................................   11,419,549      10,354,346
                                               ------------    ------------
     Income from operations...................    1,423,498       1,653,166
                                               ------------    ------------
Other income (expense)
  Interest expense............................     (923,480)     (1,040,442)
  Minority interests in net loss of
   consolidated subsidiaries..................        6,781             -
                                               ------------    ------------
     Total                                         (916,699)     (1,040,442)
                                               ------------    ------------
     Income before income taxes...............      506,799         612,724
Income tax expense............................      177,381         204,000
                                               ------------    ------------
     Net Income............................... $    329,418    $    408,724
                                               ============    ============
     Net income per share..................... $       0.03    $       0.04
                                               ============    ============
     Weighted average common
      shares outstanding......................    9,536,275       9,536,275
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                  March 31,    December 31,
                                                    1996            1995
                                               ------------    ------------
                                                (Unaudited)
ASSETS
Current assets
  Cash........................................ $  3,428,112    $  3,644,363
  Receivables, net............................      506,140         503,283
  Inventories.................................      301,062         315,556
  Prepaid expenses............................    1,294,008       1,214,846
  Deferred income taxes.......................      837,000         837,000
                                               ------------    ------------
     Total current assets.....................    6,366,322       6,515,048
                                               ------------    ------------
Property and equipment
  Land........................................   10,359,792      10,359,792
  Buildings...................................   38,237,712      37,748,526
  Furniture and equipment.....................   21,028,091      20,511,243
  Improvements................................    4,783,489       4,780,000
                                               ------------    ------------
                                                 74,409,084      73,399,561
  Less accumulated
   depreciation and amortization..............  (12,788,517)    (11,726,226)
                                               ------------    ------------
     Net property and equipment...............   61,620,567      61,673,335
                                               ------------    ------------

Other assets..................................    1,045,958       1,080,360
                                               ------------    ------------
                                               $ 69,032,847    $ 69,268,743
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $  4,675,689    $  3,993,447
  Accounts payable............................    2,738,278       3,581,469
  Accrued expenses............................    2,932,715       2,396,262
                                               ------------    ------------
     Total current liabilities................   10,346,682       9,971,178

Long-term debt, less current maturities.......   38,164,576      39,069,071
Deferred income taxes.........................    1,557,458       1,587,000
Minority interests............................      199,675         206,456

Commitments and contingencies.................          -               -

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............          -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 shares
   issued and outstanding.....................       95,363          95,363
  Additional paid-in capital..................   17,008,779      17,008,779
  Retained earnings...........................    1,660,314       1,330,896
                                               ------------    ------------
     Total stockholders' equity...............   18,764,456      18,435,038
                                               ------------    ------------
                                               $ 69,032,847    $69,268,743
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Three Months Ended
                                                          March 31,
                                               ----------------------------
                                                    1996            1995
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $    329,418    $    408,724
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............    1,062,291         952,381
    Increase in receivables, net..............       (2,857)        (42,112)
    Decrease in inventories...................       14,494          10,933
    Increase in prepaid expenses..............      (79,162)        (81,263)
    (Increase) decrease in other assets.......       34,402        (172,451)
    Decrease in due to related parties........          -          (308,287)
    Increase (decrease) in accounts payable...     (843,191)      1,220,199
    Increase in accrued expenses..............      536,452          62,840
    Increase (decrease) in deferred
     income tax liability.....................      (29,542)        137,000
    Decrease in minority interests............       (6,781)            -
                                               ------------    ------------
     Net cash provided by
      operating activities....................    1,015,524       2,187,964
                                               ------------    ------------
Cash flows from investing activities:
  Acquisition of property and equipment.......     (661,789)       (219,204)
                                               ------------    ------------
     Net cash used in investing activities....     (661,789)       (219,204)
                                               ------------    ------------
Cash flows from financing activities:
  Principal payments on long-term debt........     (569,986)     (1,520,357)
                                               ------------    ------------
     Net cash used in financing activities....     (569,986)     (1,520,357)
                                               ------------    ------------

     Net increase (decrease) in cash..........     (216,251)        448,403

Cash at beginning of period...................    3,644,363       2,324,081
                                               ------------    ------------
Cash at end of period......................... $  3,428,112    $  2,772,484
                                               ============    ============

Supplemental disclosure of cash flow information:
  Cash paid for interest...................... $    975,706    $  1,198,181
  Cash paid for income taxes..................       29,542             -

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts.....      347,734          65,582

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reorganization and Basis of Presentation

     Monarch Casino & Resort, Inc. ("Monarch") was incorporated in 1993. Golden Road Motor Inn, Inc., dba Atlantis Casino Resort ("Golden Road") operates a hotel and casino in Reno, Nevada in facilities which were leased, prior to August 6, 1993, from Farahi Investment Company ("FIC") and Galaxy Enterprises, Inc. ("Galaxy"), entities owned by the principal stockholders of Monarch. Unless stated otherwise, the "Company" refers collectively to Monarch, its wholly owned subsidiary Golden Road, and majority owned subsidiaries, Dunes-Marina Resort and Casino, Inc. ("Monarch-Marina"), formed in December 1993, and Sea World Processors, Inc. ("Sea World") purchased in February 1994. In a reorganization immediately prior to Monarch's sale of common stock pursuant to a public offering in August 1993, certain assets and liabilities of Galaxy were distributed to its stockholders, Galaxy was merged into Golden Road, FIC transferred the leased facilities and certain other real estate and debt to Golden Road, and the Golden Road stockholders exchanged all of their Golden Road shares for shares in Monarch common stock.

     The consolidated financial statements include the accounts of Monarch, Golden Road, Monarch-Marina and Sea World and give retroactive effect to the merger of Galaxy, the transfer of assets and debt from FIC, and the elimination of intercompany balances and transactions in a manner similar to a pooling of interests. Accordingly, the assets acquired and related debt assumed in the reorganization are included at the historical amounts recorded by Galaxy and FIC at the times the assets were acquired and the debt was incurred by those entities, with the net amount of assets contributed or liabilities assumed related to each year presented as an adjustment to stockholder equity accounts. The operations related to the transferred assets and liabilities are included for all periods presented, with the intercompany lease transactions eliminated. The number of shares and earnings per share for all periods presented reflect the capital structure of Monarch.

     In preparing these financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the year. Actual results could differ from those estimates.

NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements for the three month periods ended March 31, 1996 and March 31, 1995 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1995. The results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996, or for any other period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), outcome of litigation, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended March 31, 1996 and 1995

     Net revenues for the three months ended March 31, 1996 totaled $12.8 million, up 7.0% from $12.0 million for the three months ended March 31, 1995 reflecting growth in all revenue categories, especially casino revenues. Operating expenses for the three month periods ended March 31, 1996 and 1995 totaled $11.4 million and $10.4 million, respectively, resulting in operating expense margins (operating expenses as a percentage of net revenues) of 88.9% for the three months ended March 31, 1996 and 86.2% for the three months ended March 31, 1995. Income from operations for the three months ended March 31, 1996 totaled $1.4 million, down from income from operations of $1.7 million for the three months ended March 31, 1995. The Company's results during the three month period ended March 31, 1996 were negatively impacted by costs totaling approximately $100 thousand related to the name change of the Company's Reno hotel casino. The Company terminated its franchise agreement with Choice Hotels International, Inc. ("Choice") as of April 28, 1996, and its Reno hotel casino officially became the Atlantis Casino Resort (the "Atlantis") on April 29, 1996. The Company's results during the 1996 first quarter were also impacted by substantially higher marketing costs compared to the same period in 1995, which were attributable in part to activities undertaken in conjunction with the name change and to heightened competition in the Reno market, and by higher labor costs, due primarily to heightened competition in the Reno market for quality employees.

     Casino revenues increased 11.2% in the 1996 first quarter compared to the 1995 first quarter, with gains in both slot win and table game win contributing to the increase. Slot and video poker machines ("slot machines") contributed approximately 74% of casino revenue in the 1996 first quarter, compared to 76% in the 1995 first quarter. Slot win increased approximately 9.1% in the 1996 first quarter compared to the 1995 first quarter due to a 1.4% increase in the average number of slot machines on the Atlantis' gaming floor, combined with a 6.4% increase in the average daily win per slot machine. Table game win increased approximately 21.3% in the 1996 first quarter compared to the 1995 first quarter due to a 3.4% increase in table game drop combined with a substantial improvement in table game hold. Casino operating expenses amounted to 45.6% of casino revenues in the 1996 first quarter, compared to 44.6% in the 1995 first quarter.

     Food and beverage revenues rose 4.6% in the 1996 first quarter compared to the 1995 first quarter, due primarily to increased visitation to Atlantis' restaurants. Food and beverage operating expenses during the 1996 first quarter amounted to 55.2% of food and beverage revenues, compared to 59.7% in the 1995 first quarter, with the improvement due primarily to lower food costs.

     Hotel revenues in the 1996 first quarter increased 3.3% over the 1995 first quarter, reflecting a 5.4% increase in the average daily room rate which was offset by a decline in the average occupancy rate. The Atlantis' average daily room rate in the 1996 first quarter was $51.33, compared to $48.68 in the 1995 first quarter. During the 1996 first quarter, the Atlantis had an average occupancy rate of 88.9%, compared to 92.8% in the 1995 first quarter. Management believes that a large, long-duration bowling tournament held at the National Bowling Stadium in downtown Reno positively impacted its average hotel occupancy and average daily room rate during the 1995 first quarter.
The National Bowling Stadium did not host any tournaments similar in scale or duration during the 1996 first quarter. The Company also believes that the Atlantis' average occupancy rate was negatively impacted during the 1996 first quarter by additional Reno area competition. The Company estimates that there were approximately 2,400 more hotel rooms in operation in the Reno market at the end of the 1996 first quarter than at the end of the 1995 first quarter, representing an increase of approximately 19% in the number of hotel rooms available in the Reno/Sparks area.

     Hotel operating expenses in the 1996 first quarter equaled 37.1% of hotel revenues, down from 41.5% in the 1995 first quarter, with the decrease due to improvements in operating efficiency. Included in hotel operating expenses are fees paid to Choice of $126 thousand and $120 thousand in the first quarters of 1996 and 1995, respectively, under the Company's licensing agreement (the "Choice Agreement") with Choice which was terminated by the Company as of April 28, 1996.

     Selling, general and administrative expenses amounted to 27.5% of net revenues in the first quarter of 1996, compared to 24.0% in the first quarter of 1995. Included in the 1996 first quarter are approximately $100 thousand in name change costs. The Company expects to incur additional costs related to the name change of the Atlantis in 1996, the majority of which are expected to be incurred in the second quarter. The Company's 1996 first quarter results were also impacted by substantially higher marketing costs compared to the same period in 1995, which were attributable in part to activities undertaken in conjunction with the name change and to heightened competition in the Reno market.

     Depreciation and amortization expenses totaled $1.1 million in the 1996 first quarter, compared to $952 thousand in the 1995 first quarter, primarily reflecting additional personal property put into use during 1995.

     Interest expense for the 1996 first quarter totaled $923 thousand, compared to $1.0 million in the first quarter of 1995, reflecting lower average outstanding debt and lower average interest rates during the 1996 first quarter.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1996 net cash provided by operating activities totaled $1.0 million. For the 1996 first quarter, net cash used in investing activities totaled $662 thousand, which consisted entirely of acquisitions of property and equipment at the Atlantis, and net cash used in financing activities totaled $570 thousand, with funds used to reduce the Company's debt. As a result, at March 31, 1996 the Company had cash of $3.4 million, compared to $3.6 million at December 31, 1995.

     The Company believes that it is important to maintain the Atlantis as a first class resort facility in order to compete successfully and increase its customer base in the face of competitive pressures, and intends to expend funds on maintenance, refurbishment and renovation sufficient to maintain the Atlantis as such. In the 1996 first quarter, the Company renovated substantially all 148 motor lodge rooms at the Atlantis at a total cost of approximately $700 thousand. As of March 31, 1996, the Company had approximately $3.9 million available under its bank loan for purposes specified in the loan agreement, including capital expenditures at the Atlantis.

     See Part II, Item I, "Legal Proceedings" for a discussion of litigation commenced by Choice on April 10, 1996. For a more detailed discussion of the company's liquidity and capital resources, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Item 7.

                         PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Choice Hotels International, Inc. v. Golden Road Motor Inn, Inc., Case No. PJM 96-1091, instituted April 10, 1996, in the United States District Court for the District of Maryland. Choice is seeking a declaratory judgment regarding the Choice Agreement under which the Company, until April 28, 1996, operated its Reno hotel casino as a Clarion(TM) hotel. Specifically Choice seeks a declaratory judgment as to (i) the effectiveness of a proposed 1993 modification to the Choice Agreement, (ii) the term of the Choice Agreement,
(iii) the expansion fee provided under the Choice Agreement, and (iv) the date on which the Choice Agreement was terminable. Management intends to defend vigorously this action and believes that the Company was entitled to terminate the Choice Agreement as of April 28, 1996.

     William H. Ahern v. Caesars World, Inc., et al., Case No. 94-532-Civ-Orl-22, instituted on May 10, 1994 (the "Ahern Complaint") and William Poulos v. Caesars World, Inc., et al., Case No. 94-478-Civ-Orl-22, instituted on April 26, 1994 (the "Poulos Complaint") (collectively, the Ahern Complaint and the Poulos Complaint are referred to as the "Complaints"). Two individuals, each purportedly representing a class, filed Complaints in the United States District Court, Middle District of Florida, against various manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The Complaints allege that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints allege violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. The Complaints were consolidated and transferred to the United States District Court for the District of Nevada (the "Nevada District Court"). The Company filed a motion to dismiss the action based on jurisdiction, abstention and related doctrines. Various other defendants filed similar motions and motions to dismiss based on defects in the pleadings. The Nevada District Court entered an order granting the motions to dismiss based on defects in the pleadings, and denying as moot all other pending motions, including those of the Company. The Nevada District Court granted the plaintiffs until May 31, 1996 within which to file an amended complaint that complies with the applicable pleading requirements. Failure to file an amended complaint will result in the dismissal of the Complaints. Although the Company did not join in the motions based on defects in the pleadings, the Company believes, based on the scope of the order, that it is entitled to rely upon the conditional dismissal. Management does not know whether the plaintiffs intend to file amended complaints, but believes that they will do so. Management continues to believe that the substantive allegations in the Complaints are without merit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits
             Exhibit No.          Description
             -----------          -----------
             EX-27                Financial Data Schedule

     (b)     Reports on Form 8-K
             None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)



Date: May 13, 1996                     By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

                                EXHIBIT INDEX

Exhibit No.            Description                    Page No.
- - -----------            -----------                    --------
EX-27                  Financial Data Schedule
/TABLE