Form 10-Q
period 1996-06-30
MONARCH CASINO & RESORT INC
filed 1996-08-13
CIK 907242

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ___ NO ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 9, 1996, there were 9,506,275 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended             Six Months Ended
                                                  June 30,                     June 30,
                                        --------------------------    --------------------------
                                             1996          1995            1996          1995
                                        ------------  ------------    ------------  ------------
                                         (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
Revenues
  Casino............................... $  8,038,979  $  7,901,076    $ 15,479,601  $ 14,589,835
  Food and beverage....................    4,301,091     4,409,940       8,596,426     8,516,536
  Hotel................................    2,401,115     3,002,313       4,913,341     5,433,942
  Other................................      839,884       498,856       1,272,037       924,910
                                        ------------  ------------    ------------  ------------
     Gross revenues....................   15,581,069    15,812,185      30,261,405    29,465,223
  Less promotional allowances..........   (1,845,261)   (1,613,286)     (3,682,550)   (3,258,812)
                                        ------------  ------------    ------------  ------------
     Net revenues......................   13,735,808    14,198,899      26,578,855    26,206,411
                                        ------------  ------------    ------------  ------------
Operating expenses
  Casino...............................    3,581,334     3,241,413       6,973,924     6,222,815
  Food and beverage....................    2,413,570     2,766,487       4,785,206     5,216,051
  Hotel................................      903,674     1,230,701       1,836,530     2,240,053
  Other................................       96,048        94,265         187,747       161,243
  Selling, general and administrative..    3,913,731     3,273,322       7,448,302     6,151,286
  Depreciation and amortization........    1,012,656     1,021,770       2,074,947     1,974,151
  Gaming development costs.............       36,356       117,037          70,262       133,742
                                        ------------  ------------    ------------  ------------
     Total.............................   11,957,369    11,744,995      23,376,918    22,099,341
                                        ------------  ------------    ------------  ------------
     Income from operations............    1,778,439     2,453,904       3,201,937     4,107,070
                                        ------------  ------------    ------------  ------------
Other income (expense)
  Interest expense.....................     (924,527)   (1,027,638)     (1,848,007)   (2,068,080)
  Minority interests in net loss of
   consolidated subsidiaries...........        7,271        27,000          14,052        27,000
                                        ------------  ------------    ------------  ------------
     Total                                  (917,256)   (1,000,638)     (1,833,955)   (2,041,080)
                                        ------------  ------------    ------------  ------------
     Income before income taxes........      861,183     1,453,266       1,367,982     2,065,990
Income tax expense.....................      301,412       480,000         478,793       684,000
                                        ------------  ------------    ------------  ------------
     Net income........................ $    559,771  $    973,266    $    889,189  $  1,381,990
                                        ============  ============    ============  ============
     Net income per share.............. $       0.06  $       0.10    $       0.09  $       0.14
                                        ============  ============    ============  ============
     Weighted average common
      shares outstanding...............    9,525,396     9,536,275       9,530,835     9,536,275
                                        ============  ============    ============  ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                   June 30,    December 31,
                                                    1996            1995
                                               ------------    ------------
                                                (Unaudited)
ASSETS
Current assets
  Cash........................................ $  3,040,480    $  3,644,363
  Receivables, net............................      664,576         503,283
  Inventories.................................      310,744         315,556
  Prepaid expenses............................    1,553,238       1,214,846
  Deferred income taxes.......................      837,000         837,000
                                               ------------    ------------
     Total current assets.....................    6,406,038       6,515,048
                                               ------------    ------------
Property and equipment
  Land........................................   10,359,792      10,359,792
  Buildings...................................   38,421,528      37,748,526
  Furniture and equipment.....................   20,931,782      20,511,243
  Improvements................................    4,770,157       4,780,000
                                               ------------    ------------
                                                 74,483,259      73,399,561
  Less accumulated
   depreciation and amortization..............  (13,223,199)    (11,726,226)
                                               ------------    ------------
     Net property and equipment...............   61,260,060      61,673,335
                                               ------------    ------------

Other assets..................................    1,189,425       1,080,360
                                               ------------    ------------
                                               $ 68,855,523    $ 69,268,743
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $  2,741,787    $  3,993,447
  Accounts payable............................    2,955,007       3,581,469
  Accrued expenses............................    2,757,908       2,396,262
  Federal income taxes payable................      478,793             -
                                               ------------    ------------
     Total current liabilities................    8,933,495       9,971,178

Long-term debt, less current maturities.......   38,956,689      39,069,071
Deferred income taxes.........................    1,557,458       1,587,000
Minority interests............................      192,404         206,456

Commitments and contingencies.................          -               -

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............          -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,506,275 and 9,536,275 outstanding........       95,363          95,363
  Additional paid-in capital..................   17,008,779      17,008,779
  Treasury stock..............................     (108,750)            -
  Retained earnings...........................    2,220,085       1,330,896
                                               ------------    ------------
     Total stockholders' equity...............   19,215,477      18,435,038
                                               ------------    ------------
                                               $ 68,855,523    $ 69,268,743
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended
                                                           June 30,
                                               ----------------------------
                                                    1996            1995
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $    889,189    $  1,381,990
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............    2,074,947       1,974,151
    Gain on disposal of assets................      (30,415)            -
    Increase in receivables, net..............     (161,293)       (254,767)
    (Increase) decrease in inventories........        4,812          (5,334)
    Increase in prepaid expenses..............     (338,392)       (384,465)
    Increase in other assets..................     (109,065)       (238,843)
    Decrease in due to related parties........          -          (404,603)
    Increase (decrease) in accounts payable...     (626,462)        717,522
    Increase in accrued expenses..............      840,439         523,542
    Increase (decrease) in deferred
     income tax liability.....................      (29,542)        340,000
    Decrease in minority interests............      (14,052)            -
                                               ------------    ------------
     Net cash provided by
      operating activities....................    2,500,166       3,649,193
                                               ------------    ------------
Cash flows from investing activities:
  Acquisition of property and equipment.......   (1,127,877)     (1,060,716)
                                               ------------    ------------
     Net cash used in investing activities....   (1,127,877)     (1,060,716)
                                               ------------    ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings..........          -         7,937,092
  Principal payments on long-term debt........   (1,867,422)    (10,445,484)
  Acquisition of treasury stock...............     (108,750)            -
                                               ------------    ------------
     Net cash used in financing activities....   (1,976,172)     (2,508,392)
                                               ------------    ------------

     Net increase (decrease) in cash..........     (603,883)         80,085

Cash at beginning of period...................    3,644,363       2,324,081
                                               ------------    ------------
Cash at end of period......................... $  3,040,480    $  2,404,166
                                               ============    ============

Supplemental disclosure of cash flow information:
  Cash paid for interest...................... $  1,484,229    $  2,020,023
  Cash paid for income taxes..................      327,542         433,847

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts.....      503,380          65,582

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reorganization and Basis of Presentation

     Monarch Casino & Resort, Inc. ("Monarch") was incorporated in 1993. Golden Road Motor Inn, Inc., dba Atlantis Casino Resort ("Golden Road") operates a hotel and casino in Reno, Nevada in facilities which were leased, prior to August 6, 1993, from Farahi Investment Company ("FIC") and Galaxy Enterprises, Inc. ("Galaxy"), entities owned by the principal stockholders of Monarch. Unless stated otherwise, the "Company" refers collectively to Monarch, its wholly owned subsidiary Golden Road, and majority owned subsidiaries, Dunes-Marina Resort and Casino, Inc. ("Monarch-Marina"), formed in December 1993, and Sea World Processors, Inc. ("Sea World") purchased in February 1994. In a reorganization prior to Monarch's sale of common stock pursuant to a public offering in August 1993, certain assets and liabilities of Galaxy were distributed to its stockholders, Galaxy was merged into Golden Road, FIC transferred the leased facilities and certain other real estate and debt to Golden Road, and the Golden Road stockholders exchanged all of their Golden Road shares for shares in Monarch common stock.

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

NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements for the three month and six month periods ended June 30, 1996 and June 30, 1995 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1995. The results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996, or for any other period.

NOTE 3.     INTERNAL REVENUE SERVICE AUDIT

     The Internal Revenue Service ("IRS") is in the process of an audit of Golden Road for the 1993 and 1994 tax years. The IRS has not notified the Company of any significant findings, and in the opinion of management, the ultimate liability, if any, resulting from the audit will not have a significant effect on the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing), outcome of litigation, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended June 30, 1996 and 1995

     Net revenues for the three months ended June 30, 1996 totaled $13.7 million, down from $14.2 million for the three months ended June 30, 1995. Operating expenses for the three month periods ended June 30, 1996 and 1995 totaled $12.0 million and $11.7 million, respectively, resulting in operating expense margins (operating expenses as a percentage of net revenues) of 87.1% for the three months ended June 30, 1996 and 82.7% for the three months ended June 30, 1995. Income from operations for the three months ended June 30, 1996 totaled $1.8 million, down from $2.5 million for the three months ended June 30, 1995. The Company's results for the 1996 second quarter were down from the 1995 second quarter primarily due to lower hotel revenues and higher marketing costs. The Company believes its business in the 1996 second quarter was adversely impacted by increased hotel room capacity in the Reno area market, lower levels of activity at the National Bowling Stadium in downtown Reno, and relatively low levels of convention activity at the Reno Sparks Convention Center compared to the same quarter a year ago.

     Casino revenues in the 1996 second quarter increased 1.8% compared to the 1995 second quarter, with increases in slot revenues and table game revenues more than offsetting a decline in keno revenues. Slot revenues were up 3.1% in the 1996 second quarter compared to the 1995 second quarter due to an increase in the average daily win per slot machine. Table game revenues were up 4.5%, due to higher than average table game hold. Keno revenues declined 47.5% in the 1996 second quarter compared to the 1995 second quarter due to several unusually large keno payouts which resulted in an abnormally low keno hold percentage for the 1996 second quarter. Casino operating expenses amounted to 44.6% of casino revenues in the 1996 second quarter, compared to 41.0% in the 1995 second quarter, due to higher levels of promotional allowance costs in the 1996 second quarter than in the 1995 second quarter.

     Food and beverage revenues declined 2.5% in the 1996 second quarter compared to the 1995 second quarter due to decreased visitation to Atlantis' food and beverage outlets, which the Company believes resulted from lower hotel occupancy at the Company's Atlantis Casino Resort ("Atlantis") during the 1996 second quarter. Food and beverage operating expenses during the 1996 second quarter amounted to 56.1% of food and beverage revenues, compared to

62.7% in the 1995 second quarter, with the improvement due primarily to lower food costs and improved operating efficiency.

     Hotel revenues in the 1996 second quarter declined 20.0% from the 1995 second quarter, reflecting a 14.7% decrease in the average daily room rate ("ADR") and a 6.9 point decline in the average occupancy rate compared to the 1995 second quarter. The Atlantis' average daily room rate in the 1996 second quarter was $49.12, compared to $57.57 in the 1995 second quarter. During the 1996 second quarter, the Atlantis had an average occupancy rate of 89.1%, compared to 96.0% in the 1995 second quarter. The Atlantis' occupancy and ADR were adversely impacted during the 1996 second quarter by a substantial increase in hotel room capacity in the Reno area market and an intensified competitive environment resulting from the capacity increase. The Company estimates that there were approximately 2,600 more hotel rooms in operation in the Reno area market in the 1996 second quarter than in the 1995 second quarter, rising from approximately 12,600 to approximately 15,200. Management also believes that a large, long-duration bowling tournament held at the National Bowling Stadium in downtown Reno positively impacted its average hotel occupancy and average daily room rate during the 1995 second quarter. The National Bowling Stadium did not host any tournaments similar in scale or duration during the 1996 second quarter.

     Hotel operating expenses in the 1996 second quarter equaled 37.6% of hotel revenues, down from 41.0% in the 1995 second quarter, with the decrease due to a decrease in the amount of licensing fees paid and to improvements in operating efficiency. The Company terminated its licensing agreement with Choice Hotels International, Inc. ("Choice") as of April 28, 1996, and changed the name of its Reno hotel casino to the Atlantis Casino Resort on April 29, 1996. Included in hotel operating expenses are fees paid to Choice of $87 thousand and $163 thousand in the second quarters of 1996 and 1995, respectively, under the Company's licensing agreement with Choice.

     Other revenues in the 1996 second quarter totaled $840 thousand, up from $499 thousand in the 1995 second quarter. The increase primarily reflects the inclusion in the 1996 second quarter of non-recurring income items totaling approximately $300 thousand.

     Selling, general and administrative expenses amounted to 28.5% of net revenues in the second quarter of 1996, compared to 23.1% in the second quarter of 1995. The Company incurred substantially higher marketing costs in the 1996 second quarter compared to the 1995 second quarter, which were attributable in part to activities undertaken in conjunction with the name change at Atlantis, and to intensified competition in the Reno market. Approximately $186 thousand in name change costs are included in selling, general and administrative expenses in the 1996 second quarter.

     Gaming development costs for the 1996 second quarter totaled $36 thousand, down from $117 thousand during the 1995 second quarter. The decrease is due to lower levels of development activity by the Company during the 1996 period than in the 1995 period. The Company was actively pursuing a development opportunity in St. Louis, Missouri during the 1995 period.

     Interest expense for the 1996 second quarter totaled $925 thousand, compared to $1.0 million in the second quarter of 1995, reflecting lower average outstanding debt and lower average interest costs during the 1996 second quarter.

     Management believes that competition in the Reno area market will remain intense throughout the remainder of 1996, and that the factors which adversely impacted the Company's hotel revenues during the 1996 second quarter and which necessitated increased marketing expenditures during the 1996 second quarter will persist into the 1996 third quarter and possibly through the remainder of the year.

Comparison of Operating Results for the Six Month
  Periods Ended June 30, 1996 and 1995

     Net revenues for the six months ended June 30, 1996 totaled $26.6 million, compared to $26.2 million for the six months ended June 30, 1995. Operating expenses for the six month periods ended June 30, 1996 and 1995 totaled $23.4 million and $22.1 million, respectively, resulting in operating expense margins of 88.0% for the six months ended June 30, 1996 and 84.3% for the six months ended June 30, 1995, and leaving income from operations for the six month periods ended June 30, 1996 and 1995 of $3.2 million and $4.1 million, respectively. The Company's results for the first six months of 1996 were adversely impacted by a substantial increase in area hotel room capacity compared to the same period in 1995, intensified competition resulting from the increased capacity, and lower levels of activity at the National Bowling Stadium.

     Casino revenues for the first six months of 1996 totaled $15.5 million, up 6.1% from casino revenues of $14.6 million for the first six months of 1995, driven by increases in slot and table game revenue during each of the first and second quarters of 1996. Casino operating expenses amounted to 45.1% and 42.7% of casino revenues for the six months ended June 30, 1996 and 1995, respectively. The increase in casino operating expenses in the 1996 six month period is primarily due to increased promotional allowance costs.

     Food and beverage revenues totaled $8.6 million for the six months ended June 30, 1996, up 1% from $8.5 million for the six months ended June 30, 1995. Food and beverage operating expenses declined 8.3% over the same period, however, falling to $4.8 million from $5.2 million, primarily due to lower food costs and improved operating efficiencies. The food and beverage operating expense margins for the six month periods ended June 30, 1996 and 1995 were 55.7% and 61.3%, respectively.

     Hotel revenues for the first six months of 1996 totaled $4.9 million, down 9.6% from $5.4 million for the same period in 1995, due primarily to the softness experienced during the 1996 second quarter. The hotel operating expense margin for the six month period ended June 30, 1996 was 37.4%, compared to 41.2% for the six month period ended June 30, 1995. The improvement is primarily due to improved operating efficiency and decreases in the amount of license fees paid to Choice during the 1996 period.

     Other revenues for the six months ended June 30, 1996 totaled $1.3 million, up from $925 thousand for the six months ended June 30, 1995. The increase primarily reflects the inclusion in the 1996 period of non-recurring income items totaling approximately $300 thousand.

     Selling, general and administrative expenses totaled $7.4 million for the first six months of 1996, compared to $6.2 million for the same period in 1995, with the increase due largely to increased marketing costs and name change costs.

     Interest expense for the six months ended June 30, 1996 totaled $1.8 million, compared to $2.1 million for the six months ended June 30, 1995, reflecting lower average outstanding debt and lower average interest costs during the 1996 period.


LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1996 net cash provided by operating activities totaled $2.5 million. Net cash used in investing activities for the same period totaled $1.1 million, which consisted entirely of acquisitions of property and equipment at the Atlantis, and net cash used in financing activities totaled $2.0 million, with funds used to reduce debt and repurchase the Company's common stock. As a result, at June 30, 1996 the Company had cash of $3.0 million, compared to $3.6 million at December 31, 1995.

     On April 10, 1995, the Company announced that its Board of Directors authorized the open market repurchase of up to 200,000 shares of the Company's common stock to be used, in part, to fund future issuances of stock under the Company's director, executive, and employee stock option and incentive compensation plans. During the 1996 second quarter, the Company repurchased 30,000 shares of its common stock on the open market at a total cost of $109 thousand.

     The Company believes that it is important to maintain the Atlantis as a first class resort facility in order to compete successfully and increase its customer base in the face of competitive pressures, and intends to expend funds on maintenance, refurbishment and renovation sufficient to maintain the Atlantis as such. As of June 30, 1996, the Company had approximately $4.2 million available under its bank credit lines for purposes specified in the loan agreement, including capital expenditures at the Atlantis.

     For a more detailed discussion of the Company's liquidity and capital resources, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Item 7.

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

     William H. Ahern v. Caesars World, Inc., et al., Case No. 94-532-Civ-Orl-22, instituted on May 10, 1994 (the "Ahern Complaint") and William Poulos v. Caesars World, Inc., et al., Case No. 94-478-Civ-Orl-22, instituted on April 26, 1994 (the "Poulos Complaint") (collectively, the Ahern Complaint and the Poulos Complaint are referred to as the "Complaints"). Two individuals, each purportedly representing a class, filed the Complaints in the United States District Court, Middle District of Florida, against various manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The Complaints allege that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints allege violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. The Complaints were consolidated and transferred to the United States District Court for the District of Nevada (the "Nevada District Court"). The Company filed a motion to dismiss the action based on jurisdiction, abstention and related doctrines. Various other defendants filed similar motions and motions to dismiss based on defects in the pleadings. The Nevada District Court entered an order granting the motions to dismiss based on defects in the pleadings, and denying as moot all other pending motions, including those of the Company. The Nevada District Court granted the plaintiffs until May 31, 1996 within which to file an amended complaint that complied with the applicable pleading requirements.
The Plaintiffs filed an amended complaint on or about May 31, 1996. The Company renewed its motion to dismiss based on abstention and related doctrines, and enjoined in the motion to dismiss filed by other defendants which was based on defects in the pleadings. Management continues to believe that the substantive allegations in the Complaints are without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 12, 1996, the Company conducted its annual meeting of stockholders in Reno, Nevada. The following activities were voted upon at the meeting:

     (a)     Election of Directors

                                               Votes Cast
                                          --------------------
                                                    Against or
             Name of Director Elected     For        Withheld
             ------------------------     --------------------
             John Farahi                  8,453,703     15,950
             John P. Uphoff               8,453,793     15,860

     (b) Ratification of Grant Thornton as the Company's independent public accountants for the 1996 calendar year

                        Votes Cast
             ---------------------------------
             For          Against      Abstain
             ---------------------------------
             8,409,603     56,500        3,550


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits
             Exhibit No.          Description
             -----------          -----------
             EX-27                Financial Data Schedule

     (b)     Reports on Form 8-K
             None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)



Date: August 13, 1996                  By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

                                EXHIBIT INDEX

Exhibit No.            Description                    Page No.
- -----------            -----------                    --------
EX-27                  Financial Data Schedule