Form 10-Q
period 1996-09-30
MONARCH CASINO & RESORT INC
filed 1996-11-13
CIK 907242

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1996

                                      or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ___ NO ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 12, 1996, there were 9,463,275 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended             Nine Months Ended
                                               September 30,                 September 30,
                                        --------------------------    --------------------------
                                             1996          1995            1996          1995
                                        ------------  ------------    ------------  ------------
                                         (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
Revenues
  Casino............................... $  8,452,900  $  8,089,707    $ 23,932,501  $ 22,679,542
  Food and beverage....................    4,379,561     4,362,140      12,975,987    12,878,676
  Hotel................................    2,824,034     3,237,932       7,737,375     8,671,874
  Other................................      500,466       507,239       1,772,503     1,432,149
                                        ------------  ------------    ------------  ------------
     Gross revenues....................   16,156,961    16,197,018      46,418,366    45,662,241
  Less promotional allowances..........   (1,970,683)   (1,664,512)     (5,653,233)   (4,923,324)
                                        ------------  ------------    ------------  ------------
     Net revenues......................   14,186,278    14,532,506      40,765,133    40,738,917
                                        ------------  ------------    ------------  ------------
Operating expenses
  Casino...............................    3,648,050     3,312,857      10,621,974     9,535,672
  Food and beverage....................    2,509,777     2,776,204       7,294,983     7,992,255
  Hotel................................      899,200     1,166,553       2,735,730     3,406,606
  Other................................      108,138       110,270         295,885       271,513
  Selling, general and administrative..    3,922,150     3,641,808      11,370,452     9,793,094
  Depreciation and amortization........      992,315     1,003,164       3,067,262     2,977,315
  Gaming development costs.............       31,831        43,761         102,093       177,503
                                        ------------  ------------    ------------  ------------
     Total.............................   12,111,461    12,054,617      35,488,379    34,153,958
                                        ------------  ------------    ------------  ------------
     Income from operations............    2,074,817     2,477,889       5,276,754     6,584,959
                                        ------------  ------------    ------------  ------------
Other income (expense)
  Interest expense.....................     (899,378)   (1,014,504)     (2,747,385)   (3,082,584)
  Minority interests in net loss of
   consolidated subsidiaries...........      192,404           -           206,456        27,000
  Impairment loss on fixed assets......   (1,030,592)          -        (1,030,592)          -
                                        ------------  ------------    ------------  ------------
     Total..............................  (1,737,566)   (1,014,504)     (3,571,521)   (3,055,584)
                                        ------------  ------------    ------------  ------------
     Income before income taxes........      337,251     1,463,385       1,705,233     3,529,375
Income tax expense.....................      118,037       494,174         596,830     1,178,174
                                        ------------  ------------    ------------  ------------
     Net income........................ $    219,214  $    969,211    $  1,108,403  $  2,351,201
                                        ============  ============    ============  ============
     Net income per share.............. $       0.02  $       0.10    $       0.12  $       0.25
                                        ============  ============    ============  ============
     Weighted average common
      shares outstanding...............    9,483,840     9,536,275       9,515,056     9,536,275
                                        ============  ============    ============  ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                         CONSOLIDATED BALANCE SHEETS

                                               September 30,   December 31,
                                                    1996            1995
                                               ------------    ------------
                                                (Unaudited)
ASSETS
Current assets
  Cash........................................ $  3,369,673    $  3,644,363
  Receivables, net............................      646,072         503,283
  Inventories.................................      319,542         315,556
  Prepaid expenses............................    1,293,396       1,214,846
  Deferred income taxes.......................      837,000         837,000
                                               ------------    ------------
     Total current assets.....................    6,465,683       6,515,048
                                               ------------    ------------
Property and equipment
  Land........................................   10,359,792      10,359,792
  Buildings...................................   37,433,065      37,748,526
  Furniture and equipment.....................   21,384,672      20,511,243
  Improvements................................    4,767,945       4,780,000
                                               ------------    ------------
                                                 73,945,474      73,399,561
  Less accumulated
   depreciation and amortization..............  (14,192,257)    (11,726,226)
                                               ------------    ------------
     Net property and equipment...............   59,753,217      61,673,335
                                               ------------    ------------

Other assets..................................    1,157,971       1,080,360
                                               ------------    ------------
                                               $ 67,376,871    $ 69,268,743
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $  2,534,935    $  3,993,447
  Accounts payable............................    2,813,440       3,581,469
  Accrued expenses............................    3,038,992       2,396,262
  Federal income taxes payable................      629,995             -
                                               ------------    ------------
     Total current liabilities................    9,017,362       9,971,178

Long-term debt, less current maturities.......   37,857,067      39,069,071
Deferred income taxes.........................    1,196,751       1,587,000
Minority interests............................          -           206,456

Commitments and contingencies.................          -               -

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............          -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,463,275 and 9,536,275 outstanding........       95,363          95,363
  Additional paid-in capital..................   17,008,779      17,008,779
  Treasury stock..............................     (237,750)            -
  Retained earnings...........................    2,439,299       1,330,896
                                               ------------    ------------
     Total stockholders' equity...............   19,305,691      18,435,038
                                               ------------    ------------
                                               $ 67,376,871    $ 69,268,743
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                       September 30,
                                               ----------------------------
                                                    1996            1995
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $  1,108,403    $  2,351,201
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............    3,067,262       2,977,315
    Loss on disposal of assets................    1,006,679             -
    Increase in receivables, net..............     (142,789)        (96,563)
    Increase in inventories...................       (3,986)        (15,407)
    Increase in prepaid expenses..............      (78,550)       (542,549)
    Increase in other assets..................      (77,611)       (234,832)
    Decrease in due to related parties........          -          (404,603)
    Increase (decrease) in accounts payable...     (768,029)        148,124
    Increase in accrued expenses..............    1,272,725       1,373,537
    Increase (decrease) in deferred
     income tax liability.....................     (390,249)        553,000
    Decrease in minority interests............     (206,456)            -
                                               ------------    ------------
     Net cash provided by
      operating activities....................    4,787,399       6,109,223
                                               ------------    ------------
Cash flows from investing activities:
  Acquisition of property and equipment.......   (1,277,950)     (1,462,548)
                                               ------------    ------------
     Net cash used in investing activities....   (1,277,950)     (1,462,548)
                                               ------------    ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings..........          -         7,937,092
  Principal payments on long-term debt........   (3,546,388)    (11,742,298)
  Acquisition of treasury stock...............     (237,750)            -
                                               ------------    ------------
     Net cash used in financing activities....   (3,784,138)     (3,805,206)
                                               ------------    ------------

     Net increase (decrease) in cash..........     (274,689)        841,469

Cash at beginning of period...................    3,644,363       2,324,081
                                               ------------    ------------
Cash at end of period......................... $  3,369,674    $  3,165,550
                                               ============    ============

Supplemental disclosure of cash flow information:
  Cash paid for interest...................... $  2,354,585    $  3,084,885
  Cash paid for income taxes..................      327,542         585,000

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts.....      875,873          65,582

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

NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements for the three month and nine month periods ended September 30, 1996 and September 30, 1995 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1995. The results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996, or for any other period.

NOTE 3.     INTERNAL REVENUE SERVICE AUDIT

     The Internal Revenue Service ("IRS") is in the process of an audit of Golden Road for the 1993 and 1994 tax years. The IRS has not notified the Company of any significant findings, and in the opinion of management, the ultimate liability, if any, resulting from the audit will not have a significant effect on the Company's financial position.

NOTE 4.     IMPAIRMENT OF ASSETS

     In view of the Company's current intention to auction the M.V. Monarch, the vessel acquired for a previously proposed out of state gaming venture, in the 1996 fourth quarter, the Company has evaluated the recoverability of the vessel. The Company recorded a writedown of approximately $1.0 million to estimated net realizable value from the sale of the vessel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, Reno-area tourism conditions, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing), outcome of litigation, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended September 30, 1996 and 1995

     Net revenues for the three months ended September 30, 1996 totaled $14.2 million, compared to $14.5 million for the three months ended September 30, 1995. Operating expenses totaled $12.1 million for each of the three month periods ended September 30, 1996 and 1995, resulting in operating expense margins (operating expenses as a percentage of net revenues) of 85.4% for the three months ended September 30, 1996 and 83.0% for the three months ended September 30, 1995. Income from operations for the three months ended September 30, 1996 totaled $2.1 million, compared to $2.5 million for the three months ended September 30, 1995. Management believes that the Company's results in the 1996 third quarter were impacted by continuing room rate pressures in the Reno area market, and a generally more intensified competitive environment which required the Company to step up its marketing efforts.

     Casino revenues in the 1996 third quarter were up 4.5% compared to the 1995 third quarter, with a strong increase in table game revenues more than offsetting a slight decline in slot revenues. Table game revenues were up 20.9% in the 1996 third quarter compared to the 1995 third quarter, due to higher than average table game hold, while slot revenues were down 1.4% over the same period. Casino operating expenses totaled 43.2% of casino revenues in the 1996 third quarter, compared to 41.0% in the 1995 third quarter, due primarily to higher levels of promotional allowance costs in the 1996 third quarter than in the 1995 third quarter.

     Food and beverage revenues were flat in the 1996 third quarter compared to the 1995 third quarter. Food and beverage operating expenses during the 1996 third quarter amounted to 57.3% of food and beverage revenues, compared to 63.6% in the 1995 third quarter, with the improvement due primarily to lower food costs and improved operating efficiency.

     Hotel revenues in the 1996 third quarter declined 12.8% from the 1995 third quarter, reflecting continuing room rate pressures in the Reno area market. The Atlantis' average daily room rate in the 1996 third quarter was $54.11, down from $63.73 in the 1995 third quarter. Atlantis' occupancy improved slightly during the 1996 third quarter, with an average occupancy rate of 93.6%, up from 91.8% in the 1995 third quarter.

     Hotel operating expenses in the 1996 third quarter equaled 31.8% of hotel revenues, down from 36.0% in the 1995 third quarter, with the improvement due primarily to the elimination of licensing fees in the 1996 period. The Company terminated its licensing agreement with Choice Hotels International, Inc. ("Choice") in the 1996 second quarter, and paid no licensing fees in the 1996 third quarter. Licensing fees paid to Choice in the 1995 third quarter totaled $183 thousand.

     Selling, general and administrative expenses amounted to 27.7% of net revenues in the third quarter of 1996, compared to 25.1% in the third quarter of 1995, with the increase primarily due to higher marketing costs in the 1996 third quarter. The higher level of marketing expenditures in the 1996 third quarter reflects the intensified competitive environment in the Reno market during the 1996 period.

     Gaming development costs for the 1996 third quarter totaled $32 thousand, down from $44 thousand during the 1995 third quarter. The decrease is due to lower levels of development activity by the Company during the 1996 period than in the 1995 period. The Company was actively pursuing a development opportunity in St. Louis, Missouri during the 1995 period.

     Interest expense for the 1996 third quarter totaled $899 thousand, compared to $1.0 million in the third quarter of 1995, reflecting lower average outstanding debt and lower average interest costs during the 1996 third quarter.

     After a one-time, non-cash impairment loss on fixed assets of $1 million (before minority interests), the Company's net income for the 1996 third quarter totaled $219 thousand, or $.02 per share, compared to $969 thousand, or $.10 per share, in the 1995 third quarter. The impairment loss was recognized on a marine vessel owned by a subsidiary of the Company, which the Company had intended to use as a riverboat gaming vessel. The Company presently intends to offer the vessel for sale at auction in the 1996 fourth quarter.

     Management believes that competition in the Reno area market will remain intense throughout the remainder of 1996, and that the factors which adversely impacted the Company's hotel revenues during the 1996 third quarter and which necessitated increased marketing expenditures during the 1996 third quarter will persist into the 1996 fourth quarter and possibly into 1997.

Comparison of Operating Results for the Nine Month
  Periods Ended September 30, 1996 and 1995

     Net revenues for the nine months ended September 30, 1996 totaled $40.8 million, compared to $40.7 million for the nine months ended September 30, 1995. Operating expenses for the nine month periods ended September 30, 1996 and 1995 totaled $35.5 million and $34.2 million, respectively, resulting in operating expense margins of 87.1% for the nine months ended September 30, 1996 and 83.8% for the nine months ended September 30, 1995, and leaving income from operations for the nine month periods ended September 30, 1996 and 1995 of $5.3 million and $6.6 million, respectively.

     Casino revenues for the nine months ended September 30, 1996 totaled $23.9 million, up 5.5% from $22.7 million for the nine months ended September 30, 1995. The increase reflects gains in both slot revenues and table game revenues during the 1996 nine month period. Casino operating expenses amounted to 44.4% and 42.1% of casino revenues for the nine months ended September 30, 1996 and 1995, respectively. The increase in casino operating expenses in the 1996 nine month period is primarily due to increased promotional allowance costs.

     Food and beverage revenues totaled $13.0 million for the nine months ended September 30, 1996, up 1% from $12.9 million for the nine months ended September 30, 1995. Food and beverage operating expenses for the nine months ended September 30, 1996 amounted to 56.2% of food and beverage revenues, compared to 62.1% for the nine months ended September 30, 1995. The improvement is due primarily to lower food costs and improved operating efficiencies during the 1996 period.

     Hotel revenues for the nine months ended September 30, 1996 totaled $7.7 million, down 10.8% from $8.7 million for the same period in 1995, primarily reflecting room rate pressures in the Reno area market during the 1996 second and third quarters. The hotel operating expense margin for the nine month period ended September 30, 1996 was 35.4%, compared to 39.3% for the nine month period ended September 30, 1995. The improvement is primarily due to decreases in the amount of license fees paid to Choice during the 1996 period.

     Other revenues for the nine months ended September 30, 1996 totaled $1.8 million, up from $1.4 million for the nine months ended September 30, 1995. The increase primarily reflects the inclusion in the 1996 second quarter of non-recurring income items totaling approximately $300 thousand.

     Selling, general and administrative expenses totaled $11.4 million for the first nine months of 1996, compared to $9.8 million for the same period in 1995. The increase primarily reflects increased marketing costs incurred in response to heightened competitive conditions in the Reno area market during the 1996 period, as well as name change costs incurred in the 1996 period.

     Interest expense for the nine months ended September 30, 1996 totaled $2.7 million, compared to $3.1 million for the nine months ended September 30, 1995, reflecting lower average outstanding debt and lower average interest costs during the 1996 period.

     After the one-time, non-cash impairment loss on fixed assets of $1 million (before minority interests) incurred in the 1996 third quarter, the Company's net income for the nine months ended September 30, 1996 totaled $1.1 million, or $.12 per share, compared to $2.4 million, or $.25 per share, in the same period in 1995.


LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1996, net cash provided by operating activities totaled $4.8 million. Net cash used in investing activities for the same period totaled $1.3 million, which consisted entirely of acquisitions of property and equipment at the Atlantis, and net cash used in financing activities totaled $3.8 million, with funds used to reduce debt and repurchase certain shares of the Company's common stock. As a result, at September 30, 1996 the Company had cash of $3.4 million, compared to $3.6 million at December 31, 1995.

     On April 10, 1995, the Company announced that its Board of Directors authorized the open market repurchase of up to 200,000 shares of the Company's common stock to be used, in part, to fund future issuances of stock under the Company's director, executive, and employee stock option and incentive compensation plans. During the 1996 third quarter, the Company repurchased 43,000 shares of its common stock on the open market at a total cost of $129 thousand. During the 1996 year to date, the Company has repurchased 73,000 shares of its common stock on the open market at a total cost of $238 thousand.

     The Company believes that it is important to maintain the Atlantis as a first class resort facility in order to compete successfully and increase its customer base in the face of competitive pressures, and intends to expend funds on maintenance, refurbishment and renovation sufficient to maintain the Atlantis as such. As of September 30, 1996, the Company had approximately $3.1 million available under its bank credit lines for purposes specified in the loan agreement, including capital expenditures at the Atlantis.

     For a more detailed discussion of the Company's liquidity and capital resources, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Item 7.

                         PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Larry Schreier v. Caesars World, Inc., et al., Case No. 95-923-LDG (RJJ), instituted on September 26, 1995, in the United States District court for the District of Nevada, Southern District. An individual, purportedly representing a class, filed a complaint against four manufacturers, three distributors and 38 casino operators, including the Company, that manufacture, distribute or offer for play video poker and electronic slot machines. The individual allegedly intends to seek class certification of the interests he claims to represent. The complaint alleges that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The complaint alleges violations of the RICO Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $1 billion. The complaint is similar to the Poulos Complaint and the Ahern Complaint (described in the Company's Form 10-K for the year ended December 31, 1995). Plaintiff's attempts to consolidate this action with the Ahern Complaint and Poulos Complaint were not successful. The Nevada District Court entered an order granting the motions to dismiss based on defects in the pleadings, and denying as moot all other pending motions, including those of the Company. The Court granted plaintiffs until September 30, 1996 within which to file an amended complaint that complies with the applicable pleading requirements. The plaintiffs filed an amended complaint on or about September 30, 1996. The Company renewed its motion to dismiss based on abstention and related doctrines and based on defects in the pleadings. Management continues to believe that the substantive allegations in the complaint are without merit.


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




                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)



Date: November 12, 1996                By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

                                EXHIBIT INDEX

Exhibit No.            Description                    Page No.
-----------            -----------                    --------
EX-27                  Financial Data Schedule