Form 10-K405
period 1996-12-31
MONARCH CASINO & RESORT INC
filed 1997-03-28
CIK 907242

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO______

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
                          -------------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                Name of each exchange
         Title of each class                     on which registered
         -------------------                     -------------------
                 None                                    None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                        COMMON STOCK, $0.01 PAR VALUE
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant, based on the closing sale price of the Common Stock on March 21, 1997, as reported on the Nasdaq National Market, was approximately $5,723,433.

     As of March 21, 1997, Registrant had outstanding 9,453,275 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

     STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K WHICH EXPRESS THE "BELIEF", "ANTICIPATION", "INTENTION" OR "EXPECTATION", AS WELL AS OTHER STATEMENTS WHICH ARE NOT HISTORICAL FACT, AND STATEMENTS AS TO BUSINESS OPPORTUNITIES, MARKET CONDITIONS, AND OPERATING PERFORMANCE INSOFAR AS THEY MAY APPLY PROSPECTIVELY, ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED.

                                    PART I

ITEM 1. BUSINESS

     Monarch Casino & Resort, Inc., through its wholly-owned subsidiary Golden Road Motor Inn, Inc. ("Golden Road"), owns and operates the tropically-themed Atlantis Casino Resort in Reno, Nevada (the "Atlantis"). Unless otherwise indicated, "Monarch" or the "Company" refers to Monarch Casino & Resort, Inc. and its subsidiaries Golden Road, Dunes Marina Resort & Casino, Inc. ("Dunes Marina"), and Sea World Processors, Inc. ("Sea World"). Monarch was incorporated in 1993 under Nevada law for the purpose of acquiring all of the stock of Golden Road. The principal asset of Monarch is the stock of Golden Road, which holds substantially all of the assets of the Company's Atlantis Casino Resort. The Company's principal executive offices are located at 1175 West Moana Lane, Suite 200, Reno, Nevada 89509, telephone (702) 825-3355.

THE ATLANTIS CASINO RESORT

     Through Golden Road, the Company owns and operates the tropically-themed Atlantis Casino Resort, which is located approximately three miles south of downtown Reno in the generally more affluent southwest area of Reno. The Atlantis features a 32,000 square-foot casino; a hotel and a motor lodge; five restaurants; six bars; a nightclub; a swimming pool and health club; a gift shop; an 8,000 square-foot family entertainment center; 10,500 square feet of banquet and meeting space; and surface parking spaces for approximately 1,440 vehicles. The Atlantis is the closest hotel casino to the 370,000 square-foot Reno Sparks Convention Center (the "Convention Center"), and the only hotel casino located within easy walking distance of the Convention Center.

     Casino. The Atlantis' casino features approximately 35 table games, including blackjack, craps, roulette, pai gow poker, "Let it Ride(TM)", "Three Card Poker(TM)" and "Caribbean Stud(TM)"; approximately 1,000 slot and video poker machines; a race and sports book (which is operated by an independent third party pursuant to a lease arrangement with the Company); and keno. During the year ended December 31, 1996, 75% of the Atlantis' casino revenue was from slot and video poker machines, 23% was from table games, and the remaining 2% was from keno.

     The Atlantis offers what the Company believes to be higher-than-average payout rates on slot machines and has adopted liberal rules for its blackjack games which include using mostly single decks of cards at its tables and allowing the player to "double down" on the first two cards. The Company's present policy is to extend gaming credit only to a limited number of qualified customers.

     Lodging. The Atlantis features two contiguous high-rise hotel towers offering a total of 443 rooms, and a low-rise motor lodge offering another 149 rooms, for a total guest room count of 592. The first of the two hotel towers was completed in April 1991, and contains 150 standard rooms and 10 one-bedroom suites in 13 stories. The second hotel tower was completed in September 1994, and contains 234 standard rooms, 16 parlor suites, 31 one-bedroom suites, one patio suite, and one two-bedroom suite in 19 stories.

     The rooms in both hotel towers feature fresh, colorful interior decorations and furnishings consistent with the Atlantis' tropical theme, as well as nine-foot ceilings (most standard hotel rooms feature eight-foot ceilings), which give the rooms an open and spacious feel. Other guest amenities include a third-floor, outdoor swimming pool and deck area and an adjoining indoor health club, and glass elevators which rise the full 19 stories of the taller hotel tower, providing a panoramic view of the northern Reno valley and the Sierra Nevada mountains.

     The two-story, 149-room motor lodge, which has been operated by the Company since 1973, is located on the back half of the Atlantis' 13-acre site. The motor lodge rooms, which are also decorated and furnished consistently with the Atlantis' tropical theme, contain less average square footage than the hotel rooms and have standard eight-foot ceilings. The Company believes the motor lodge rooms appeal to value conscious travelers who still want to enjoy the experience of and amenities associated with a stay at a first-class hotel casino resort. The Company renovated all of the motor lodge units in early 1996, at a total cost of approximately $690 thousand.

     The average occupancy rate at the Atlantis for fiscal years 1996, 1995, and 1994 was 88.7%, 91.2%, and 91.3%, respectively.

     Capital expenditures (including those financed with debt and capitalized lease obligations) at the Atlantis totaled approximately $2.8 million, $2.2 million, and $31.3 million in fiscal years 1996, 1995, and 1994, respectively. The capital expenditures for 1994 primarily represented amounts expended in conjunction with a major expansion of the Atlantis, which was substantially completed in September 1994 at a total cost of approximately $31 million (the "1994 Expansion"). With the 1994 Expansion, the Company added approximately 284 hotel rooms; a 300-seat buffet restaurant; approximately 10,000 square feet of meeting and banquet space; an 8,000 square foot family fun center; and 14,000 square feet of casino space, which allowed for approximately 415 additional slot machines and approximately 14 additional table games.

     In September 1995, the Company announced that it had submitted plans for review and approval of a major expansion of the Atlantis to the City of Reno. Those plans, which were subsequently approved by the City of Reno substantially as submitted, feature a new 27-story hotel tower with up to 921 rooms, 25,000 square feet of additional casino space, a four-story, 1,831-space parking garage, and approximately 78,000 square feet of additional public space including a 50,000 square foot special events plaza, three new restaurants, and expanded seating in the Atlantis' Purple Parrot and Toucan Charlie's Buffet and Grille restaurants. The plans also include two pedestrian overhead walkways; one of the walkways would connect the Atlantis with the 370,000 square foot Reno Sparks Convention Center, and the other would connect the Atlantis with additional parking on the Company's 16-acre site adjacent to and across Virginia Street from the Atlantis (see Item 2, "PROPERTIES"). This lot would provide approximately 1,514 temporary parking spaces, serving as the Atlantis' main parking lot while the expansion is under construction to minimize disruption.

     The Company estimates that the total cost of the expansion, as approved by the City of Reno, would be in excess of $100 million. The Company does not presently have the capital resources to construct this expansion project, nor has it sought or obtained financing commitments of any sort for the expansion project. The Company's intention has been to proceed with the preliminary planning associated with this expansion project, and to proceed further only if market conditions warrant the additional capacity and financing can be arranged on terms acceptable to the Company. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Liquidity and Capital Resources."

     Operations at the Atlantis are conducted 24 hours a day, every day of the year. The Atlantis' business is moderately seasonal in nature, with its highest revenues typically occurring in the summer months and lower amounts generally in the winter months.

CLARION LICENSING AGREEMENT

     From 1991 until April 27, 1996, the Atlantis was operated as a Clarion(TM) hotel under a licensing agreement with Choice Hotels International, Inc. ("Choice"). On April 28, 1996, the Company elected to terminate its agreement with Choice. In conjunction with the termination of the licensing agreement, the Company took a one-time charge of $459 thousand in the fourth quarter of 1995 for asset impairment associated with the name change.

     From November 30, 1990, until April 27, 1996, the Company operated under an agreement with Choice which required the Atlantis to be operated as a luxury class hotel and pay monthly licensing, marketing and reservation fees of approximately 5.3% of the hotel's gross room revenues, plus $.28 per room per day and $1.00 for each room night booked through the Choice reservation network. In connection with the 1994 Expansion of the Atlantis, the Company had negotiated an amendment to the agreement with Choice (the "Proposed Amendment") that was to become effective when the additional hotel rooms of the 1994 Expansion were completed. The Proposed Amendment would have required payments to Choice of approximately 3.8% of the hotel's gross room revenues, plus $.20 per room per day and $1.00 for each room night booked through the Choice reservation network. The Proposed Amendment would also have provided that the agreement with Choice would terminate twenty years from the date of completion of the 1994 Expansion, subject to termination at the option of either party at the fifth, tenth and fifteenth year anniversaries. Without the Proposed Amendment, the 20-year term runs from April 1991, with the first mutual option to terminate occurring on the fifth anniversary, or April 1996, and with subsequent termination options in April 2001, 2006 and 2011. The Proposed Amendment would have granted to the Company an exclusive right for the term of the agreement to operate Clarion(TM) hotels in the Reno-Sparks area.

     Subsequent to completion of the Company's initial public offering in August 1993, Choice advised the Company that the Proposed Amendment would not be executed by Choice until the Company signed and delivered to Choice a promissory note containing certain terms to cover a requested $15,000 expansion fee. The Company never signed or delivered the requested promissory note. In October 1993, Choice reversed its position and claimed that the Proposed Amendment was in effect. The Company advised Choice that the position first taken by Choice that the Proposed Amendment was not in effect could not be unilaterally changed. The Company took the position that the original agreement, without the Proposed Amendment, remained in effect, and the Company acted in accordance therewith until termination of the agreement. Choice rejected this position and informed the Company that it was in default under the agreement. The Company believes that based on Choice's actions described above, the Proposed Amendment never took effect and that the Company was in full compliance of the original agreement until its termination.

     On April 10, 1996, Choice instituted litigation in the United States District Court for the District of Maryland, Choice Hotels International, Inc.
v. Golden Road Motor Inn, Inc., Case No. PJM 96-1091, in which Choice is seeking a declaratory judgment regarding the Choice Agreement. Specifically,

Choice seeks a declaratory judgment as to (i) the effectiveness of a proposed 1993 modification to the Choice Agreement, (ii) the term of the Choice Agreement, (iii) the expansion fee provided under the Choice Agreement, and
(iv) the date on which the Choice Agreement was terminable. Management intends to defend vigorously this action and believes that the Company was entitled to terminate the Choice Agreement as of April 28, 1996. See Item 3, "LEGAL PROCEEDINGS."

MARKETING

     The Company's revenues and operating income are largely dependent on the level of gaming activity at the Atlantis' casino; therefore, the Company's predominant marketing goal is to attract gaming customers to its casino. The Company's primary objective for its hotel, food and beverage outlets, and other amenities is to utilize those facilities to generate additional casino play, although as a secondary goal the Company also seeks to maximize revenues from those areas.

     The Company's marketing efforts are directed toward three broad consumer groups: Reno area residents, non-conventioneer visitors to the Reno area, and conventioneers. The Company believes that the Atlantis' location outside the downtown area and near the Convention Center makes the property appealing to all three groups.

     Reno area residents. The Atlantis' proximity to generally more affluent southwestern Reno residential areas provides a significant source of middle to upper-middle income gaming customers. The Company markets to Reno area residents ("Locals") primarily on the basis of the quality and ambiance of the Atlantis facility, friendly efficient service, the quality and relative value of its food and beverage offerings, entertainment offerings, promotions, and gaming values. The Company believes that Locals as a group tend to prefer slot and video poker machines over table games, and tend to prefer video poker machines over reel-spinning (or electronically simulated reel-spinning) slot machines. Accordingly, the Atlantis provides a large, diverse selection of video poker machines. Moreover, the Company believes that Locals tend to seek out and frequent those casinos with higher-than-average payout rates on slot and video poker machines and liberal rules on table games. The Company believes that the Atlantis offers higher-than-average payout rates on slot machines, and has adopted liberal rules for its blackjack games which include using mostly single decks of cards at its tables and allowing the player to "double down" on the first two cards.

     Visitors. Reno is a popular gaming and vacation destination which enjoys direct freeway access to nearly all major northern California population centers, and non-stop air service from most large cities in the western United States as well as the midwest population centers of Chicago, Detroit and St. Louis. The principal segments of Reno's non-conventioneer visitor market are leisure travelers, package tour and travel customers, and higher-level wagerers. The Company attempts to maximize its gaming revenues and hotel occupancy through a balanced marketing approach addressing each market segment.

     Leisure travelers are not affiliated with groups and make their reservations directly with hotels of their choice or through independent travel agents. The Company believes that this segment is largely comprised of individuals driving, and to a lesser extent, flying to Reno from a regional market, primarily California and to a lesser extent, the Pacific Northwest.

The Company strives to attract the middle to upper-middle income strata of this segment through advertising and direct marketing in select markets. This segment represents a significant portion of the Atlantis' customers, especially those customers visiting on weekends.

     The package tour and travel segment consists of visitors who utilize travel "packages" produced by wholesale operators. The Company markets to this segment through relationships with select wholesalers, primarily to generate customer visits and supplement occupancy mid-week.

     The Company selectively markets to higher-level wagerers through direct sales. The Company utilizes complimentary rooms, food and beverage, special events and the extension of gaming credit to attract higher-level wagerers.

     Convention business, like package tour and travel, generates mid-week customer visits and supplements occupancy during low-demand periods. Conventioneers typically also pay higher average room rates than non-conventioneers. The Company seeks those convention and meeting groups which it believes will materially enhance the Atlantis' average occupancy rate and average daily room rates, as well as those the Company believes will be more likely to gamble. As the only hotel casino within easy walking distance of the Convention Center, the Company believes the Atlantis is uniquely well positioned to capitalize on this segment. The Company believes that this market segment is presently underserved in the Reno area, and that the additional rooms and amenities proposed at the Atlantis (See Item 1, "BUSINESS, the Atlantis Casino Resort", page 4) would significantly enhance the Company's ability to realize the potential of this market segment.

     The Company markets to all visitor segments, including conventioneers, on the basis of the quality and ambiance of the Atlantis facility, friendly efficient service, the quality and relative value of its rooms and food and beverage offerings, entertainment offerings, promotions, and gaming values.

     The Company has instituted a frequent player club, "Club Paradise", which allows the Atlantis' customers to earn rewards and special privileges based on the amount of their play, while at the same time allowing the Company to track the play of those customers utilizing a computerized player tracking system. The Company uses this information to determine appropriate levels of complimentary awards, and also in its direct marketing efforts. The Company believes that Club Paradise significantly enhances the Company's ability to build customer loyalty and generate repeat customer visits.

COMPETITION

     Competition in the Reno area gaming market is intense. The Company estimates that there are approximately 16 casinos in the Reno area which generate more than $12 million each annually in gaming revenues, approximately ten of which are located in downtown Reno.

     The Company believes that the Atlantis' competition for Locals comes primarily from other large-scale casinos located outside of downtown Reno that offer amenities that appeal to middle to upper-middle income customers, and secondarily with those casinos located in downtown Reno which offer similar
amenities.   The Company competes for Locals primarily on the basis of the desirability of its location, the quality and ambiance of the Atlantis facility, friendly efficient service, the quality and relative value of its food and beverage offerings, entertainment offerings, promotions, and gaming values. The Company believes its proximity to residential areas in southwest and southeast Reno and its abundant surface parking afford it an advantage over the casinos located in downtown Reno in attracting Locals.

     The Company believes that the Atlantis' primary competition for non-conventioneer visitors comes from other large-scale casinos, including those located in downtown Reno and those located away from downtown Reno, that offer amenities that appeal to middle to upper-middle income customers. The Company competes for non-conventioneer visitors on the basis of the desirability of its location, the quality and ambiance of the Atlantis facility, friendly efficient service, the quality and relative value of its rooms and food and beverage offerings, entertainment offerings, promotions, and gaming values. The Company believes that its location away from downtown Reno is appealing to many customers who prefer to avoid the more congested downtown Reno area; however, the Atlantis' location is a disadvantage in that it does not afford the Company the ability to generate walk-in traffic, which is a significant source of customers for most casinos located in downtown Reno.

     The Company believes that the Atlantis' primary competition for conventioneers comes from other large-scale hotel casinos in the Reno area that actively target the convention market segment, and secondarily from other cities on the U.S. west coast with large convention facilities and substantial hotel capacity. The Company competes for conventioneers based on the desirability of its location, the quality and ambiance of the Atlantis facility, meeting and banquet rooms designed to appeal to conventions and groups, friendly efficient service, and the quality and relative value of its rooms and food and beverage offerings. The Company believes that the Atlantis' proximity to the Convention Center affords it a distinct competitive advantage in attracting conventioneers.

     The Atlantis also competes for gaming customers with hotel casino operations located in other parts of Nevada, especially Las Vegas and Lake Tahoe, and with hotel casinos, Indian casinos, and riverboat casinos located elsewhere throughout the United States and the world. The Company believes that the Atlantis also competes to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, and other forms of legalized gaming, particularly in California.

     The Company believes that the legalization of unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key marketing areas, such as San Francisco or Sacramento, could have a material adverse effect on its business.

DEVELOPMENT ACTIVITIES

     During the fiscal years ended December 31, 1996, 1995, and 1994, the Company's expenditures for development activities totaled $.1 million, $.3 million, and $1.9 million, respectively. Substantially all of the 1994 expenditures, and slightly more than one-half of the 1995 expenses were related to the Company's unsuccessful pursuit of a gaming license in Indiana, which the Company sought in order to proceed with the development of a dockside riverboat casino project in Gary, Indiana. The remainder of the 1995 expenses were related to the Company's unsuccessful pursuit of a lease with the City of St. Louis, Missouri, which the Company sought in order to proceed with the development of a dockside riverboat casino complex on the Mississippi river in downtown St. Louis. A majority of the expenses incurred in 1996 were carrying costs associated with a marine vessel owned by the Company.

REGULATION AND LICENSING

Nevada Gaming Regulation

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulation. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and the Reno City Council ("Reno Board"). The Nevada Commission, the Nevada State Gaming Control Board, and the Reno Board are collectively referred to as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

     Golden Road, which operates the Atlantis, is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Golden Road without first obtaining licenses and approvals from the Nevada Gaming Authorities.
The Company and Golden Road have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Golden Road in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and key employees of Golden Road must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of Golden Road may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming

Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or Golden Road, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or Golden Road to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company and Golden Road are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Golden Road must be reported to, or approved by, the Nevada Commission.

     If it were determined that the Nevada Act was violated by Golden Road, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Golden Road, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

     Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Gaming Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the

Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with such Company or Golden Road, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities;
(iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

     The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

     Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

     Licensee fees and taxes computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, a manufacturer or a distributor also pay certain fees and taxes to the State of Nevada.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

EMPLOYEES

     As of March 20, 1997, the Company had approximately 1,227 employees, approximately 1,114 of which were full-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

     The Company's properties consist of:

     (a) The approximately 13 acre site in Reno, Nevada on which the Atlantis is situated, including the hotel towers, casino, restaurant facilities and surrounding parking. These 13 acres are, in part or in whole, held subject to trust deed encumbrances in favor of financial institutions and seller financing totaling approximately $38.7 million as of March 20, 1997.

     (b) An approximately 16 acre site in Reno, Nevada adjacent to the Atlantis, approximately four acres of which is paved and used for valet and overflow customer parking and the remainder of which is undeveloped. This site is suitable and available for future expansion of the Atlantis facilities, parking, or complimentary resort and/or entertainment amenities. The Company has not determined what the ultimate use of this site will be. These 16 acres are held subject to a trust deed encumbrance in the approximate amount of $36.8 million as of March 20, 1997, which amount is also secured by the 13 acre site. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Liquidity and Capital Resources."

ITEM 3. LEGAL PROCEEDINGS

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

     On April 26, 1994 and May 10, 1994, complaints ("Complaints") in purported class action lawsuits (William Poulos v. Caesars World, Inc. et al.,

Case No. 94-478-Civ-Orl-22 and William H. Ahern v. Caesars World, Inc. et al., Case No. 94-532-Civ-Orl-22, respectively) were filed in the United States District Court, Middle District of Florida, against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. The Complaints allege that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints allege violations of the Racketeer Influenced and Corrupt Organizations Act (the "RICO Act"), as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. The Company filed motions to dismiss the Complaints. The Nevada District Court dismissed the Complaints, granting leave to plaintiffs to refile, and denying as moot all other pending motions, including those of the Company. The plaintiffs filed an amended complaint on or about May 31, 1996. The Company renewed its motions to dismiss based on abstraction and related doctrines, and joined in the motions to dismiss filed by other defendants, which were based on defects in the pleadings. The Nevada District Court consolidated the actions (and one other in which the Company is not a named defendant), ordered plaintiffs to file a consolidated amended complaint on or before February 14, 1997, and ordered all defense motions, including those of the Company, withdrawn without prejudice. The parties have established a steering committee to address motion practice, scheduling and discovery matters. Management believes that the substantive allegations in the Complaint are without merit and that the consolidated amended complaint will be subject to the same defects addressed in earlier motions, and intends vigorously to defend the allegations. The Complaints were consolidated and transferred to the United States District Court for the District of Nevada. Management believes that the Complaints are without merit and intends vigorously to defend the allegations.

     On September 26, 1995, a complaint in a purported class action lawsuit (Larry Schrier v. Caesars World, Inc. et al., Case No. 95-923-LDG (RJJ)) was filed in the United States District Court for the District of Nevada, Southern District against four manufacturers, three distributors and 38 casino operators, including the Company, that manufacture, distribute or offer for play video poker and electronic slot machines. The plaintiff allegedly intends to seek class certification of the interests he claims to represent. The complaint alleges that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The complaint alleges violations of the RICO Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seeks damages in excess of $1 billion without any substantiation of that amount. The complaint is similar to the Complaints. The Company filed a motion to dismiss the complaint. The plaintiff's attempts to consolidate this action with the Complaints were not successful. The court entered an order granting the motions to dismiss based upon defects in the pleadings, and denying as moot all other pending motions, including those of the Company. The court granted the plaintiff until September 30, 1996 within which to file an amended complaint that complies with the applicable pleading requirements. The plaintiff filed an amended complaint that complies with the applicable pleading requirements. The plaintiff filed an amended complaint on or about September 30, 1996. The Company renewed its motion to dismiss based upon abstention and related doctrines, and based upon defects in the pleadings. Management believes that the complaint is without merit and intends vigorously to defend the allegations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1996.


                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: "MCRI". The following table sets forth the high and low sales prices of the Company's common stock, as reported by the Nasdaq National Market, during the periods indicated.

                                   1996             1995
                              -------------  -------------
                               High    Low      High    Low
                              ------  ------   ------  ------
     First quarter...........  4 1/2   3 1/4        6   3 7/8
     Second quarter..........  4 1/8  3 5/16    6 1/4   4 1/4
     Third quarter...........  4 3/8   2 3/4    6 1/4   4 3/4
     Fourth quarter..........  3 1/4       2        6   3 1/2

     (b) As of March 21, 1997, there were approximately 169 holders of record of the Company's common stock, and approximately 1,400 beneficial stockholders.

     (c) The Company paid no dividends in 1996 or 1995. The Company presently intends to retain earnings to finance the operation and expansion of its business and does not anticipate declaring cash dividends in the foreseeable future. The Company's bank loan agreement contains provisions restricting the amount of funds that Golden Road can transfer to Monarch in the form of dividends, loans or advances, which constricts the Company's ability to pay dividends, and the bank loan agreement also contains provisions specifically prohibiting the Company from paying dividends to its stockholders. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, Liquidity and Capital Resources," and Item 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements."

ITEM 6. SELECTED FINANCIAL DATA

                                                      Years ended December 31,
                                            --------------------------------------------
(In thousands except per share amounts)        1996<F1> 1995<F2> 1994     1993     1992
----------------------------------------------------------------------------------------
OPERATING RESULTS
Casino revenues                              $31,836  $30,072  $20,306  $15,856  $13,501
Other revenues                                29,476   30,099   21,482   15,330   12,733
                                            --------------------------------------------
Gross revenues                                61,312   60,171   41,788   31,186   26,234
Promotional allowances                        (7,676)  (6,772)  (5,348)  (3,974)  (3,076)
                                            --------------------------------------------
Net revenues                                  53,636   53,399   36,440   27,212   23,158
Income from operations                         6,049    6,351      636    3,985    3,525
Income (loss) before income taxes              1,298    2,323   (1,393)   1,961    1,223
Net income (loss)                                830    1,564     (722)     970    1,223
Pro forma net income (unaudited)                 -        -        -        508      -
----------------------------------------------------------------------------------------
Net income (loss) per share;
  pro forma in 1993                          $  0.09  $  0.16  $ (0.08) $  0.06
Weighted average
  common shares outstanding                    9,502    9,536    9,536    8,070
----------------------------------------------------------------------------------------
OTHER DATA
EBITDA<F3>                                    10,191   10,370    3,372    5,657    4,938
Depreciation and amortization                  4,142    4,020    2,736    1,672    1,413
Interest expense                               3,627    4,087    2,330    2,024    2,302
Capital expenditures<F4>                       2,838    2,148   31,384    7,338    2,513
----------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                                 $67,379  $69,269  $69,344  $37,946  $31,797
Current maturities of long-term debt           3,487    3,993    5,387      844      912
Long-term debt, less current maturities       37,602   39,069   41,357   15,547   27,307
Stockholders' equity<F5>                      19,001   18,435   16,871   17,593      829

<F1> 1996 includes non-cash fixed asset impairment charges of $1.3 million (before minority interests).
<F2> 1995 includes a $433 thousand provision for litigation expenses related to two unfavorable judgments rendered in unrelated cases, and a $459 thousand charge for asset impairment associated with changing the name of the Company's hotel casino to the Atlantis.
<F3> "EBITDA" consists of income from operations plus depreciation and amortization.
     EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the
     Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.  This item enables comparison of the
     Company's performance with the performance of other companies that report EBITDA.
<F4> Includes amounts financed with debt or capitalized lease obligations.
<F5> The Company paid no dividends during the five year period ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, Reno-area tourism conditions, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing), outcome of litigation, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

RESULTS OF OPERATIONS

     1996 Compared with 1995

     For the year ended December 31, 1996, after non-cash fixed asset impairment charges of $1.3 million (before minority interests), the Company earned $830 thousand, or $.09 per share, compared to $1.6 million, or $.16 per share, for the year ended December 31, 1995. Without the non-cash impairment charges, Monarch's earnings in 1996 would have been approximately $.17 per share. The impairment losses were recognized on a marine vessel owned by a subsidiary of the Company, which the Company had intended to use as a riverboat gaming vessel.

     Net revenues for 1996 totaled $53.6 million, virtually unchanged from $53.4 million for 1995, while operating costs and expenses rose to $47.6 million in 1996 from $47.0 million in 1995. The Company's operating expense margin (operating expenses as a percentage of net revenues) for 1996 was 88.7%, compared to 88.1% for 1995, resulting in a drop in income from operations to $6.0 million in 1996 from $6.4 million in 1995. The Company's 1996 results reflect intensified competitive conditions in the Reno area market brought about by substantial increases in the market's hotel room capacity during the last half of 1995 and the first quarter of 1996, as well as the name change at the Company's Atlantis Casino Resort completed in the 1996 second quarter. The Company's results were most acutely impacted by room rate pressures and increased marketing expenditures necessitated by the name change and the heightened competitive environment. The Company's results were also adversely impacted during the 1996 fourth quarter by unusually harsh winter weather conditions in the Reno area during the period between Christmas and New Year's eve, which is typically one of the busiest periods of the year at the Company's Atlantis Casino Resort.

     Casino revenues increased 5.9% in 1996 compared to 1995, driven by improvements in both slot and table game win. Slot and video poker machines ("slot machines") contributed approximately 75% of casino revenue in both 1996 and 1995. Slot win increased approximately 4.0% in 1996 compared to 1995, due to an increase in the average daily win per slot machine. Table game win increased approximately 15.2% in 1996 compared to 1995, primarily due to a higher table game hold percentage during 1996. It has been the Company's experience that table game win is reasonably predictable over time, but can vary considerably over shorter periods, especially with respect to play from higher-level wagerers.

     The dominance held by slot machines in the Company's casino revenue mix is largely by design, as the Company has traditionally found slot machines to be more profitable than table games, and subject to less volatility. Nonetheless, table games remain a very important product offering for the Company, and the Company actively markets to table game customers.

     Casino operating expenses amounted to 45.3% of casino revenues during 1996, compared to 43.1% in 1995, with the higher expense levels during 1996 due primarily to higher levels of promotional allowance costs during 1996.

     Hotel revenues declined 10.4% in 1996 compared to 1995, due to a 2.5 point decline in the Atlantis' average occupancy rate and a 8.9% decline in the average daily room rate. During 1996, the Atlantis had an average occupancy rate of 88.7%, compared to 91.2% in 1995. The Atlantis' average daily room rate in 1996 was $49.90, compared to $54.78 in 1995. The drop in hotel revenues in 1996 was the result of room rate pressures in the Reno area market, lower levels of convention activity in 1996 than in 1995, and high levels of activity at the National Bowling Stadium in downtown Reno during 1995. The Company believes that a large, long-duration bowling tournament held at the National Bowling Stadium in downtown Reno positively impacted its average hotel occupancy and average daily room rate during 1995. The National Bowling Stadium did not hold any tournaments similar in scale or duration in 1996.

     Hotel operating expenses in 1996 equaled 36.6% of hotel revenues, compared to 39.7% in 1995, with the decrease primarily due to lower levels of licensing fees paid to Choice in 1996. Included in hotel operating expenses are fees paid to Choice of $213 thousand and $617 thousand in 1996 and 1995, respectively, under the Company's licensing agreement with Choice. The Company exercised its option to terminate its licensing agreement with Choice on April 28, 1996.

     Food and beverage revenues totaled $17.4 million in 1996, compared to $17.3 million in 1995. Food and beverage operating expenses during 1996 amounted to 55.8% of food and beverage revenues, compared to 61.4% in 1995, with the improvement due primarily to lower food costs and improved operating efficiency.

     Other revenues increased to $2.3 million in 1996, compared to $1.9 million in 1995. The increase primarily reflects the inclusion in the 1996 second quarter of non-recurring income items totaling approximately $300 thousand. Other expenses for 1996 amounted to 17.5% of other revenues, compared to 19.2% in 1995, primarily reflecting the non-recurring items, for which there were no corresponding expenses.

     Selling, general and administrative expenses amounted to 28.4% of net revenues in 1996, compared to 26.2% in 1995. The increase primarily reflects increased marketing costs incurred in response to heightened competitive conditions in the Reno area market during the 1996 period, as well as name change costs incurred in the 1996 period. Included in the 1995 figure is approximately $433 thousand in one-time litigation costs related to two unfavorable judgments rendered in unrelated cases. The Company also recorded a one-time charge in the fourth quarter of 1995 in the amount of $459 thousand for asset impairment associated with changing the name of the Atlantis.

     Gaming development costs for 1996 totaled $87 thousand, down from $298 thousand in 1995. A majority of the expenses incurred in 1996 were carrying costs associated with a marine vessel owned by the Company. The 1995 expenditures were related to the Company's unsuccessful efforts to secure a gaming license in Gary, Indiana and development efforts in St. Louis, Missouri.

     Interest expense for 1996 totaled $3.6 million, compared to $4.1 million in 1995, reflecting lower average outstanding debt and lower average interest costs during 1996.

     The Company recorded non-cash fixed asset impairment loss charges totaling $1.3 million in 1996, which were offset by a minority interest in the net loss of a consolidated subsidiary of $206 thousand. The impairment losses were recognized on a marine vessel owned by a subsidiary of the Company, which the Company had intended to use as a riverboat gaming vessel.

     1995 Compared with 1994

     Net revenues for 1995 totaled $53.4 million, up 47% from $36.4 million for 1994. The increase in net revenues particularly, and the improvement in overall results generally, primarily reflects the additional capacity added to the Atlantis with the 1994 Expansion, which was substantially completed in September 1994. The Company had the full benefit of the expanded facilities for the entire year during 1995, whereas the expanded facilities were fully operational for less than four months in 1994. The Company's results were also negatively impacted in 1994 by disruptions from construction activities.


     Operating costs and expenses for 1995 totaled $47.0 million, compared to $35.8 million for 1994. The Company's operating expense margin (operating expenses as a percentage of net revenues) for 1995 was 88.1%, compared to 98.3% for 1994. As a result of the improvement in the operating expense margin, income from operations rose to $6.4 million in 1995, a nearly nine-fold increase over income from operations of $.6 million in 1994. During 1994, the Company incurred and expensed significant pre-opening costs and other expenses associated with the 1994 Expansion, whereas no such costs or expenses were incurred during 1995. The Company also incurred substantially higher costs related to development activities during 1994 than during 1995, as discussed below. During the last half of 1995, however, the Company experienced moderately higher labor and marketing costs, as compared to the same periods in 1994, as competition for quality employees and customers intensified with the July 1995 opening of a large new hotel casino competitor in downtown Reno.

     Casino revenues increased 48.1% in 1995 compared to 1994, driven primarily by improvements in both slot and table game win. Slot and video poker machines ("slot machines") contributed approximately 75% of casino revenue in both 1995 and 1994. Slot win increased approximately 49.9% in 1995 compared to 1994 due to a 35.9% increase in the average number of slot machines on the Atlantis' gaming floor, combined with a 10.3% increase in the average daily win per slot machine. Table game win increased approximately 38.2% in 1995 compared to 1994, owing to an approximately 45.7% increase in table game drop, which was partially offset by a moderate decline in table game hold. The decline in table game hold for 1995 was primarily due to an unusually low hold percentage during the 1995 fourth quarter. It has been the Company's experience that table game win is reasonably predictable over time, but can vary considerably over shorter periods, especially with respect to play from higher-level wagerers.

     The dominance held by slot machines in the Company's casino revenue mix is largely by design, as the Company has traditionally found slot machines to be more profitable than table games, and subject to less volatility. Nonetheless, table games remain a very important product offering for the Company, and the Company actively markets to table game customers.

     During 1995, casino operating expenses amounted to 43.1% of casino revenues, compared to 49.5% in 1994. Management believes this improvement is primarily due to efficiencies and economies of scale resulting from the 1994 Expansion.

     Hotel revenues in 1995 increased 48.1% over 1994, due to a 38.5% increase in the number of rooms available, and a 7.1% increase in the average daily room rate. During 1995, the Atlantis had an average occupancy rate of 91.2%, compared to 91.3% in 1994. The Atlantis' average daily room rate in 1995 was $54.78, compared to $51.16 in 1994. The Company believes that a large, long-duration bowling tournament held at the National Bowling Stadium in downtown Reno positively impacted its average hotel occupancy and average daily room rate during 1995.

     Hotel operating expenses in 1995 equaled 39.7% of hotel revenues, compared to 38.9% in 1994. The Company believes the slight increase in the hotel expense margin was attributable primarily to increased labor costs resulting from heightened competition for employees among Reno hotel casinos in the latter half of 1995. Included in hotel operating expenses are fees paid to Choice of $617 thousand and $396 thousand in 1995 and 1994, respectively, under the Company's former licensing agreement with Choice.

     Food and beverage revenues rose 30.9% in 1995 compared to 1994, due primarily to increased capacity in the Atlantis' food outlets. Two new restaurants were added with the 1994 Expansion of the Atlantis, the 52-seat soda fountain, which opened in September 1994, and the 300-seat Toucan Charlie's Buffet & Grille, which opened in April 1994, and was expanded in August 1994. Food and beverage operating expenses during 1995 amounted to 61.4% of food and beverage revenues, compared to 63.0% in 1994, with the improvement owing to operating efficiencies realized in the Atlantis' food departments during 1995.

     Other revenues during 1995 increased 110.5% from 1994, primarily as a result of revenues from the Atlantis' family fun center, which was opened in the 1994 third quarter, and from increased sales in the Atlantis' gift shop. Other expenses for 1995 amounted to 19.2% of other revenues, compared to 15.1% in 1994, primarily reflecting the addition of the family fun center.

     Selling, general and administrative expenses amounted to 26.2% of net revenues in 1995, compared to 27.0% in 1994. Included in the 1995 figure is approximately $433 thousand in one-time litigation costs related to two unfavorable judgments rendered in unrelated cases. The Company also recorded a one-time charge in the fourth quarter of 1995 in the amount of $459 thousand for asset impairment associated with changing the name of the Atlantis.

     Gaming development costs for 1995 totaled $298 thousand, down from $1.9 million in 1994. Substantially all of the development expenditures in 1994, and slightly more than one-half of the 1995 expenditures were related to the Company's unsuccessful efforts to secure a gaming license in Gary, Indiana. The substantial majority of the remaining 1995 expenses were related to the Company's development efforts in St. Louis, Missouri.

     Depreciation and amortization expenses increased commensurably with the increase in the Company's fixed assets resulting from the 1994 Expansion. In 1995, depreciation and amortization expenses totaled $4.0 million, compared with $2.7 million in 1994.

     Interest expense for 1995 totaled $4.1 million, compared to $2.3 million in 1994. The increase in 1995 is primarily due to an increase in the average outstanding debt of the Company, which was incurred to finance the 1994 Expansion.

     Net income for 1995 was $1.6 million, compared to a net loss of $(722) thousand in 1994, primarily reflecting improved operating results at the Atlantis and the high level of development expenses in 1994.

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

     Since July 1995, approximately 3,450 hotel rooms have been added to the Reno area market, and expansion plans and new construction projects have been announced by several hotel casinos now operating in the Reno market, as well as by potential new entrants to the market. As a result of the additional supply, competition has intensified considerably in the Reno market. As a result of the heightened level of competition, the Company's marketing costs have increased, as the Company intensified business development activities in response to competitive pressures, and the Company's hotel revenues have suffered from room rate pressures brought on by the additional supply. The Company has also experienced moderately higher labor costs as the pool of qualified workers has tightened and hotel casinos in the Reno market have increased wages and offered more attractive benefits in order to attract and retain qualified workers.

     Although the Company believes that the negative impact from this heightened level of competition is transitional in nature, the Company cannot provide any assurance that the additional competition will not materially affect the Company's results of operations in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its daily hotel and casino activities with net cash provided by operating activities. For the years 1996, 1995, and 1994, net cash provided by operating activities totaled $5.3 million, $7.1 million, and $2.2 million, respectively. During each of the three years, net cash provided by operating activities was sufficient to fund the day to day operating expenses of the Company.

     Net cash used in investing activities, which consisted entirely of acquisitions of property and equipment, totaled $1.5 million, $1.7 million, and $26.5 million in 1996, 1995, and 1994, respectively. During 1996, major capital expenditures included the renovation of substantially all 149 motor lodge rooms at the Atlantis, as well as additions to and replacements of gaming equipment. During 1995, major capital expenditures included the purchase of a computerized slot data system at the Atlantis used primarily for improved marketing to slot machine players, additions to and replacements of gaming equipment, and enhancements to the Atlantis' atrium area and parking lot. The much higher capital expenditures in 1994 were due primarily to the 1994 Expansion of the Atlantis, which was commenced in October 1993 and substantially completed in September 1994 at an approximate total cost of $31 million (see Item 1, "BUSINESS, THE ATLANTIS CASINO RESORT"). The Company also purchased a boat in 1994 for $1.3 million, which it had originally intended to use in a proposed riverboat gaming project in Gary, Indiana.

     Net cash provided by (used in) financing activities totaled $(3.5) million, $(4.1) million, and $25.5 million in 1996, 1995, and 1994, respectively. During 1996, the Company reduced its overall long-term debt by approximately $2.0 million, following a reduction of approximately $3.7 million in 1995. The Company also repurchased 83,000 shares of its common stock on the open market during 1996 at a total cost of $264 thousand. Net cash provided by financing activities in 1994 primarily reflects funding for the 1994 Expansion, which was financed with proceeds from the Company's 1993 initial public offering of common stock, proceeds from borrowings under the reducing revolving credit facility the Company maintains with a syndicate of banks (the "Bank Loan"), and with proceeds from vendor and equipment lease financing.

     At December 31, 1996, the outstanding balance of the Bank Loan was $38.1 million, and approximately $1.8 million was available for specified purposes, including capital expenditures at the Atlantis. The bank loan agreement contains provisions restricting the amount of funds Golden Road may transfer to Monarch in the form of dividends, loans or advances, and specifically prohibits Monarch from paying dividends to its stockholders. However, because all of the Company's long-term debt obligations are either direct obligations of Golden Road or joint obligations of Golden Road and Monarch, these provisions have no material effect on the Company's liquidity. The principal terms of the Bank Loan are summarized at Note 4 of the Notes to Consolidated Financial Statements (see Item 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements").

     The Company announced in 1995 that it had submitted plans for review and approval of a major expansion of the Atlantis to the City of Reno. Those plans were subsequently approved by the City of Reno substantially as submitted (see Item 1, "BUSINESS, The Atlantis Casino Resort"). The Company estimates that the total cost of the expansion, as approved by the City of Reno, would be in excess of $100 million. The Company does not presently have the capital resources to construct this expansion project, nor has it sought or obtained financing commitments of any sort for the expansion project. Furthermore, the Company cannot provide any assurance that financing will be available for this project on terms acceptable to the Company, if at all. The Company's present intention is to proceed with the preliminary planning associated with this expansion project, and to proceed further only if market conditions warrant the additional capacity and if financing can be arranged on terms acceptable to the Company. The Company has not made any commitments to proceed with this expansion project, and has the option of scaling back the project, building it in phases, or abandoning the project altogether should it choose to do so.

     In addition to the potential funding requirements associated with the Company's proposed expansion of the Atlantis, the Company continues to monitor expansion opportunities at its other Reno site and elsewhere in Nevada and in other jurisdictions. The decision by the Company to proceed with any substantial project will require the Company to secure adequate financing on acceptable terms. No assurances can be made that if such projects are pursued that adequate financing would be available on acceptable terms, if at all.

     The Company presently anticipates that its principal uses of funds in 1997, outside of day to day operational expenses, will be for maintenance capital expenditures at the Atlantis and for principal reductions on long-term debt. The Company believes that it is important to maintain the Atlantis as a first class resort facility in order to compete successfully and increase its customer base in the face of competitive pressures. The Company intends to expend funds to maintain, renovate and refurbish the Atlantis as needed to keep the Atlantis in such condition; however, the Company's only material capital expenditure commitment is a requirement in the Company's bank loan agreement that the Company expend a sum equal to or greater than 2% of the Company's casino revenues annually on capital expenditures at the Atlantis. The Company anticipates that required principal reductions on long-term debt in 1997 will be approximately $3.5 million, including approximately $2.6 million due on the Bank Loan. The Company expects to be able to meet its debt obligations, and to finance operations and capital expenditures through internally generated cash flow and with future borrowings (including amounts available under the Bank Loan).

     The Company's Bank Loan matures in 1999, at which time the Company will be required to repay all outstanding principal and interest owing on the Bank Loan. The Company expects to refinance this debt on or before maturity.

     The ability of the Company to meet its debt service requirements and to finance operations and capital expenditures will be dependent on the Company's operations, which are subject to financial, economic, competitive, regulatory, and other factors affecting the Company, many of which are beyond its control. While the Company expects its net cash provided by operating activities to be sufficient to meet its expenses, including interest expenses, the Company can provide no assurances with respect thereto. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

     On April 10, 1995, the Company announced that its Board of Directors authorized the open market repurchase of up to 200,000 shares of the Company's common stock. As of March 20, 1997, the Company had repurchased 83,000 shares on the open market. The Company has funded the purchases made to date and intends to fund any future repurchases from cash on hand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


BOARD OF DIRECTORS
MONARCH CASINO & RESORT, INC.


     We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Casino & Resort, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




/s/Grant Thornton LLP
Reno, Nevada
January 31, 1997

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years ended December 31,
                                         -------------------------------------------
                                              1996           1995            1994
                                         ------------   ------------    ------------
Revenues
  Casino................................ $ 31,836,177   $ 30,071,556    $ 20,305,612
  Food and beverage.....................   17,410,800     17,254,440      13,186,173
  Hotel.................................    9,811,353     10,955,326       7,397,827
  Other.................................    2,253,393      1,889,858         897,911
                                         ------------   ------------    ------------
     Gross revenues.....................   61,311,723     60,171,180      41,787,523
  Less promotional allowances...........   (7,675,567)    (6,772,428)     (5,347,617)
                                         ------------   ------------    ------------
     Net revenues.......................   53,636,156     53,398,752      36,439,906
                                         ------------   ------------    ------------
Operating expenses
  Casino................................   14,422,670     12,956,305      10,052,193
  Food and beverage.....................    9,714,389     10,597,878       8,311,594
  Hotel.................................    3,595,239      4,349,072       2,876,446
  Other.................................      394,256        363,496         135,497
  Selling, general and administrative...   15,231,945     14,004,212       9,831,354
  Depreciation and amortization.........    4,141,528      4,019,602       2,735,996
  Impairment of assets..................          -          459,323             -
  Gaming development costs..............       86,966        298,310       1,860,656
                                         ------------   ------------    ------------
     Total..............................   47,586,993     47,048,198      35,803,736
                                         ------------   ------------    ------------
     Income from operations.............    6,049,163      6,350,554         636,170
                                         ------------   ------------    ------------
Other income (expense)
  Interest expense......................   (3,626,980)    (4,087,093)     (2,330,483)
  Loss on disposal of assets............          -              -           (78,398)
  Impairment loss on fixed assets.......   (1,330,592)           -               -
  Minority interests in net loss of
   consolidated subsidiaries............      206,456         59,662         380,194
                                         ------------   ------------    ------------
     Total..............................   (4,751,116)    (4,027,431)     (2,028,687)
                                         ------------   ------------    ------------
     Income (loss) before income taxes..    1,298,047      2,323,123      (1,392,517)
Income tax expense (benefit)............      468,179        758,900        (670,405)
                                         ------------   ------------    ------------
     Net income (loss).................. $    829,868   $  1,564,223    $   (722,112)
                                         ============   ============    ============
     Net income (loss) per share........ $       0.09   $       0.16    $      (0.08)
                                         ============   ============    ============
     Weighted average common
      shares outstanding................    9,501,658      9,536,275       9,536,275
                                         ============   ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                               ----------------------------
                                                    1996            1995
                                               ------------    ------------
ASSETS
Current assets
  Cash........................................ $  4,021,952    $  3,644,363
  Receivables, net............................      519,215         503,283
  Inventories.................................      362,193         315,556
  Prepaid expenses............................    1,188,650       1,214,846
  Deferred income taxes.......................    1,351,000         837,000
                                               ------------    ------------
     Total current assets.....................    7,443,010       6,515,048
                                               ------------    ------------
Property and equipment
  Land........................................   10,339,530      10,359,792
  Buildings...................................   36,428,415      37,748,526
  Furniture and equipment.....................   22,563,156      20,511,243
  Improvements................................    4,855,481       4,780,000
                                               ------------    ------------
                                                 74,186,582      73,399,561
  Less accumulated
   depreciation and amortization..............  (15,267,331)    (11,726,226)
                                               ------------    ------------
     Net property and equipment...............   58,919,251      61,673,335
                                               ------------    ------------

Other assets..................................    1,016,711       1,080,360
                                               ------------    ------------
                                               $ 67,378,972    $ 69,268,743
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $  3,487,169    $  3,993,447
  Accounts payable............................    2,817,766       3,581,469
  Accrued expenses............................    2,644,056       2,396,262
                                               ------------    ------------
     Total current liabilities................    8,948,991       9,971,178

Long-term debt, less current maturities.......   37,602,075      39,069,071
Deferred income taxes.........................    1,827,000       1,587,000
Minority interests............................          -           206,456

Commitments and contingencies.................          -               -

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............          -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,453,275 and 9,536,275 outstanding........       95,363          95,363
  Additional paid-in capital..................   17,008,779      17,008,779
  Treasury stock..............................     (264,000)            -
  Retained earnings...........................    2,160,764       1,330,896
                                               ------------    ------------
     Total stockholders' equity...............   19,000,906      18,435,038
                                               ------------    ------------
                                               $ 67,378,972    $ 69,268,743
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Common Stock
                           --------------------  Additional   Retained
                             Shares               Paid-in     Earnings   Treasury
                           Outstanding Amount     Capital     (Deficit)    Stock       Total
                           ----------- -------- ------------ ----------- --------   ------------
Balance, January 1, 1994     9,536,275 $ 95,363 $ 17,008,779 $   488,785 $     -    $ 17,592,927
  Net loss                         -        -            -      (722,112)               (722,112)
                           ----------- -------- ------------ ----------- ---------  ------------

Balance, December 31, 1994   9,536,275   95,363   17,008,779    (233,327)      -      16,870,815
  Net income                       -        -            -     1,564,223               1,564,223
                           ----------- -------- ------------ ----------- ---------  ------------

Balance, December 31, 1995   9,536,275   95,363   17,008,779   1,330,896       -      18,435,038
  Net income                       -        -            -       829,868                 829,868
  Treasury stock acquired,
   at cost                     (83,000)                                   (264,000)     (264,000)
                           ----------- -------- ------------ ----------- ---------  ------------

Balance, December 31, 1996   9,453,275 $ 95,363 $ 17,008,779 $ 2,160,764 $(264,000) $ 19,000,906
                           =========== ======== ============ =========== =========  ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years ended December 31,
                                                ------------------------------------------
                                                     1996           1995           1994
                                                ------------   ------------   ------------
Cash flows from operating activities:
  Net income.(loss)............................ $    829,868   $  1,564,223   $   (722,112)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization..............    4,141,528      4,019,602      2,735,996
    Impairment loss on fixed assets............    1,330,592            -              -
    (Gain) loss on disposal of assets..........      (22,862)           -           78,398
    Impairment of assets.......................          -          459,323            -
    (Increase) decrease in receivables, net....      (15,932)        78,895       (423,805)
    Increase in inventories....................      (46,637)          (825)      (112,211)
    (Increase) decrease in prepaid expenses....       26,196        (21,271)      (838,948)
    Increase in deferred income tax asset......     (514,000)      (679,000)      (134,000)
    (Increase) decrease in other assets........       63,649       (313,084)      (109,197)
    Increase (decrease) in due to
      related parties..........................          -         (404,603)       404,603
    Increase (decrease) in accounts payable....     (763,703)     1,110,392        288,334
    Increase in accrued expenses...............      247,794        318,838      1,037,843
    Increase (decrease) in deferred
      income tax liability.....................      240,000      1,077,000       (230,000)
    Increase (decrease)
      in minority interests....................     (206,456)       (59,662)       266,118
                                                ------------   ------------   ------------
     Net cash provided by
      operating activities.....................    5,310,037      7,149,828      2,241,019
                                                ------------   ------------   ------------
Cash flows from investing activities:
  Proceeds from sale of assets.................      142,569            -           55,782
  Acquisition of property and equipment........   (1,593,865)    (1,707,028)   (26,537,056)
                                                ------------   ------------   ------------
     Net cash used in investing activities.....   (1,451,296)    (1,707,028)   (26,481,274)
                                                ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings...........      500,000     11,395,899     27,374,529
  Principal payments on long-term debt.........   (3,717,152)   (15,518,419)    (1,868,289)
  Acquisition of treasury stock................     (264,000)           -              -
                                                ------------   ------------   ------------
     Net cash provided by
       (used in) financing activities..........   (3,481,152)    (4,122,520)    25,506,240
                                                ------------   ------------   ------------

     Net increase (decrease) in cash...........      377,589      1,320,282      1,265,985

Cash at beginning of period....................    3,644,363      2,324,081      1,058,096
                                                ------------   ------------   ------------
Cash at end of period.......................... $  4,021,952   $  3,644,363   $  2,324,081
                                                ============   ============   ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest, net of
    capitalized interest....................... $  3,773,617   $  4,073,153   $  2,160,505
  Capitalized interest.........................          -              -          488,939
  Cash paid for income taxes...................      587,542        326,153            -

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts......    1,243,878        441,065      4,846,797

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years ended December 31, 1996, 1995, and 1994


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

Reorganization and Basis of Presentation

     Monarch Casino & Resort, Inc. ("Monarch") was incorporated in 1993. Golden Road Motor Inn, Inc., dba Atlantis Casino Resort ("Golden Road") operates a hotel and casino in Reno, Nevada. Unless stated otherwise, the "Company" refers collectively to Monarch Casino & Resort, Inc., its wholly owned subsidiary Golden Road, and majority owned subsidiaries, Dunes-Marina Resort and Casino, Inc. ("Monarch-Marina"), formed in December 1993, and Sea World Processors, Inc. ("Sea World"), purchased in February 1994.

     The consolidated financial statements include the accounts of Monarch, Golden Road, Monarch-Marina and Sea World, and eliminate intercompany balances and transactions in a manner similar to a pooling of interests.

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

Inventories

     Inventories, consisting primarily of food and beverages, are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Since inception, property and equipment have been depreciated principally on an accelerated basis over the estimated service lives as follows:

     Buildings..........30-40 years
     Furniture..........5-10 years
     Equipment..........5-20 years
     Improvements.......15-40 years

Casino Revenues

     Casino revenues represent the net win from gaming activity, which is the difference between wins and losses. Additionally, net win is reduced by a provision for anticipated payouts on progressive slot machine jackpots.

Promotional Allowances

     The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:

                                 Years ended December 31,
                         ---------------------------------------
                             1996          1995          1994
                         -----------   -----------   -----------
     Hotel.............. $   476,000   $   321,000   $   513,000
     Food and beverage..   5,043,000     4,155,000     3,289,000
                         -----------   -----------   -----------
                         $ 5,519,000   $ 4,476,000   $ 3,802,000
                         ===========   ===========   ===========

Advertising Costs

     All advertising costs are expensed as incurred. Advertising expense reported was $1,558,895, $1,808,386, and $1,241,982 for 1996, 1995, and 1994,
respectively.

Gaming Development Costs

     The Company's policy is to expense gaming development costs in current periods rather than capitalizing these costs and amortizing them over future periods. The Company expensed $86,966, $298,310, and $1,860,656 for gaming development in 1996, 1995 and 1994, respectively.

Income Taxes

     Income taxes are recorded in accordance with the liability method specified by Statement of Financial Accounting Standards No. 109. Under the asset and liability approach for financial accounting and reporting for income taxes, the following basic principles are applied in accounting for income taxes at the date of the financial statements: (a) a current liability or asset is recognized for the estimated taxes payable or refundable on taxes for the current year; (b) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on the provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred taxes is reduced, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.

Earnings Per Share Data

     Net income (loss) per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year. No effect has been given to options outstanding under the Company's stock option plans, as no material dilutive effect would result from the exercise of these items.

Minority Interests

     For financial reporting purposes, the assets, liabilities and earnings of Monarch-Marina and Sea World are consolidated with those of the Company, and the minority shareholder's interest (20%) in Monarch-Marina and Sea World is included in the Company's financial statements as minority interest. Monarch-Marina was incorporated in December 1993 to develop gaming opportunities in Gary, Indiana, and does not own any assets. Sea World was purchased in February 1994. The sole asset of Sea World is a boat, which the Company purchased to use in its then proposed Gary, Indiana riverboat gaming project. The Company wrote off its entire investment in the boat in 1996.

Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires the determination of fair value for certain of the Company's assets, liabilities and contingent liabilities. When practicable, the following methods and assumptions were used to estimate the fair value of those financial instruments included in the following categories:

Long-Term Debt:   The fair value of long-term debt is estimated based on the current borrowing rates offered to the Company for debt of the same remaining maturities.

     It is estimated that the carrying amounts of all of the Company's financial instruments approximate fair value at December 31, 1996.

Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of bank deposits and trade receivables. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The Company believes it is not exposed to any significant credit risk on cash and accounts receivable.

NOTE 2.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                          December 31,
                                   -------------------------
                                       1996          1995
                                   -----------   -----------
     Casino....................... $   394,212   $   351,856
     Hotel........................     180,929       279,985
     Other........................      67,800        34,164
                                   -----------   -----------
                                       642,941       666,005
     Less allowance for
      doubtful accounts...........    (123,726)     (162,722)
                                   -----------   -----------
                                   $   519,215   $   503,283
                                   ===========   ===========

NOTE 3.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                          December 31,
                                   -------------------------
                                       1996          1995
                                   -----------   -----------
     Accrued salaries, wages
      and related benefits........ $   950,173   $   728,827
     Progressive slot machine
      and other gaming accruals...     764,396       668,545
     Accrued gaming taxes.........     173,511       172,767
     Accrued interest.............     160,516       307,153
     Other accrued liabilities....     595,460       518,970
                                   -----------   -----------
                                   $ 2,644,056   $ 2,396,262
                                   ===========   ===========

NOTE 4.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                           December 31,
                                                                   ---------------------------
                                                                       1996           1995
                                                                   ------------   ------------
     Amounts outstanding under bank reducing revolving credit
      facility, collateralized by substantially all property and equipment of the Company and guaranteed by the Company's
      three principal stockholders, with floating interest rates tied to prime or LIBOR (at the Company's option) plus a
      margin which fluctuates according to the Company's ratio of
      Funded Debt to EBITDA.  At December 31, 1996, the Company's
      average interest rate was approximately 8.6%.  The loan
      matures in August 1999, with all unpaid interest and
      principal due and payable at that time...................... $ 38,120,000   $ 40,304,611
     Land purchase loan to seller, collateralized by real
      property, with interest fixed at 6%.  Interest only
      payable monthly until September 1998, when all unpaid
      principal and interest is due...............................    1,897,597      1,897,597
     Slot contracts, collateralized by equipment,
      maturing in 1997............................................      722,200        392,611
     Notes payable, collateralized by equipment, with
      principal and interest due monthly through 1999.............      349,447        467,699
                                                                   ------------   ------------
                                                                   $ 41,089,244   $ 43,062,518
     Less current maturities......................................   (3,487,169)    (3,993,447)
                                                                   ------------   ------------
                                                                   $ 37,602,075   $ 39,069,071
                                                                   ============   ============

     In July 1993 the Company entered into a $27,000,000 collateralized reducing revolving credit facility (the "Bank Loan") with a syndicate of banks, which was increased in March 1994 to $30,000,000. The Bank Loan was amended and restated in February 1995, resulting in an increase in the maximum amount available to not more than $45,000,000, based on Golden Road's annualized EBITDA for the quarters ending March 31, June 30, and September 30, 1995. On April 27, 1995, the Bank Loan was amended to allow immediate borrowings up to $39,700,000, and on November 30, 1995, the Bank Loan was amended to allow borrowings up to the full $45,000,000. At December 31, 1996, approximately $1.8 million was available under the Bank Loan for purposes specified in the bank loan agreement, including capital expenditures at the Atlantis.

     The Company and Golden Road are directly liable for borrowings under the Bank Loan. The Bank Loan has a reducing revolving feature which allows the Company to prepay and reborrow funds so long as the maximum amount outstanding does not exceed the amount prescribed in the commitment reduction schedule, which sets forth quarterly reduction increments approximating a 10 year amortization. The Company incurs commitment fees of 1/2 of 1% on the unused portion of the Bank Loan and the interest rate fluctuates depending on the Company's ratio of Funded Debt to EBITDA and the selection of borrowing rate alternatives available at the option of the Company. The Company has the option of borrowing at the lead bank's prime rate plus a margin of 1/2 of 1% to 2%, or at LIBOR plus a margin of 2% to 3.5%. The Company has the option of which interest rate method to use and may convert a minimum of $500 thousand and incremental amounts of $100 thousand to the LIBO rate for various terms. At December 31, 1996, the applicable prime margin was prime plus 1.5%, and the applicable LIBOR margin was LIBOR plus 3%. The prime rate at December 31, 1996, was 8.25%, and the one month LIBOR was approximately 5.5%.

     The agreement governing the Bank Loan contains covenants which, among other things, require the Company to maintain a specific tangible net worth and to meet other financial ratios, and include restrictions on the Company and/or its subsidiaries with respect to additional debt, stock repurchases, sales of certain assets, investments, capital expenditures, development expenses, liens and dispositions of property. The covenants restrict the transfer of funds from Golden Road to Monarch in the form of dividends, loans or advances, and prohibit Monarch from paying dividends to its stockholders. The Company is in compliance with the Bank Loan covenants.

     Annual maturities of long-term debt as of December 31, 1996, are as follows:

     Years ending
     December 31,
     ------------
         1997.......... $   3,487,169
         1998..........     5,770,143
         1999..........    31,828,277
         2000..........         3,655
                        -------------
                        $  41,089,244
                        =============

NOTE 5.  LICENSE AGREEMENT

     Under an agreement dated November 30, 1990, Choice Hotels International, Inc. (formerly Quality Inns International, Inc.) granted the Company a license to operate under the Clarion name and participate in Choice's reservation/ marketing system. Under the agreement, the Company paid monthly licensing, marketing and reservation fees of approximately 5.3% of gross room revenues, plus $.28 per room per day, plus $1 for each room night booked through the reservation network. Effective April 28, 1996, the Company exercised its option to terminate the agreement, and on April 29, 1996, the Company changed the name of its hotel casino facility in Reno, Nevada to the Atlantis Casino Resort.

     In connection with the name change, the Company recorded an expense of $459,323 in the fourth quarter of 1995 for asset impairment. Fees paid under this agreement were $213,044, $616,982, and $396,172 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 6.  INCOME TAX

     Income tax (expense) benefit consists of the following:

                                                    Years ended December 31,
                                            ---------------------------------------
                                                1996          1995          1994
                                            -----------   -----------   -----------
     Current (expense) benefit............. $  (694,747)  $  (360,900)  $   306,405
     Deferred (expense) benefit............     226,568      (398,000)      364,000
                                            -----------   -----------   -----------
                                            $  (468,179)  $  (758,900)  $   670,405
                                            ===========   ===========   ===========

     The difference between the Company's provision for federal income taxes as presented in the accompanying Consolidated Statements of Operations, and the provision for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings.

                                                    Years ended December 31,
                                            ---------------------------------------
                                                1996          1995          1994
                                            -----------   -----------   -----------
     Income tax at the statutory rate......       34.0%         34.0%       (34.0)%
     Non-deductible expenses...............        3.1%          2.9%          1.8%
     Tax credits...........................        -           (1.7)%        (2.3)%
     Minority stockholder interest
      in net loss of subsidiaries
      included in tax return...............       -            (0.9)%        (9.3)%
     Other, net............................      (1.0)%        (1.6)%        (4.3)%
                                            -----------   -----------   -----------
                                                  36.1%         32.7%       (48.1)%
                                            ===========   ===========   ===========

     The components of the deferred income tax assets and liabilities at December 31, 1996 and 1995, as presented in the Consolidated Balance Sheets, are as follows:

                                                1996          1995
                                            -----------   -----------
     CURRENT ASSETS
      Compensation and benefits............ $    45,000   $    26,000
      Bad debt reserves....................      42,000        57,000
      Accrued gaming liabilities...........     208,000       179,000
      Alternative minimum tax credit.......     885,000       419,000
      General business tax credit..........     171,000           -
      Impairment of assets.................         -         156,000
                                            -----------   -----------
        Deferred income tax asset           $ 1,351,000   $   837,000
                                            ===========   ===========

     NONCURRENT ASSETS
      Impairment of assets................. $   382,000   $       -
                                            -----------   -----------
                                                382,000           -
                                            -----------   -----------
     VALUATION ALLOWANCE                            -             -
                                            -----------   -----------
     NONCURRENT LIABILITIES
      Depreciation.........................  (1,931,000)   (1,309,000)
      Land basis...........................    (278,000)     (278,000)
                                            -----------   -----------
                                             (2,209,000)   (1,587,000)
                                            -----------   -----------
        Deferred income tax liability       $(1,827,000)  $(1,587,000)
                                            ===========   ===========

NOTE 7.  BENEFIT PLANS

     Self Insurance - The Company is self-insured for health care claims for eligible active employees. Benefit plan administrators assist the Company in determining its liability for self-insured claims, and such claims are not discounted. Effective January 1, 1994, the Company became self-insured for workman's compensation. Both plans limit the Company's maximum liability under stop-loss agreements with insurance companies.

     Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code.
Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than statutory limits. The Company contributes twenty five cents for each dollar contributed by a participant, with a maximum contribution of 4% of a participant's compensation. The Company's matching contribution was approximately $17,000 in 1996.

     Stock Option Plans - The Company maintains three stock option plans, consisting of the Directors' Stock Option Plan, the Executive Long Term Incentive Plan, and the Employee Stock Option Plan, which collectively provide for the granting of up to 425,000 common shares. The exercise price of stock options granted under the plans is established by the respective plan committees, but the exercise price may not be less than the market price of the Company's common stock on the date the option is granted. Each option expires five years from the grant date.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. The fair value of the Company's stock options was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995: dividend yield of 0.0%; expected volatility of 55.0%; a risk free interest rate of 6.25%; and an expected holding period of three years. Based on these assumptions, compensation expense was immaterial for 1996 and 1995.

     Presented below is a summary of the status of the Company's stock options and the related transactions for the year ended December 31, 1996.

                                                Weighted Average
                                      Shares     Exercise Price
                                     --------   ----------------
     Balance at January 1, 1996.....   26,900        $ 7.02
      Granted.......................    5,800          3.91
      Exercised.....................      -              -
      Forfeited/Expired.............   (1,000)        (7.50)
                                     --------       --------
     Balance at December 31, 1996...   31,700        $ 6.44
                                     ========       ========

                                   Stock Options Outstanding   Stock Options Exercisable
                                   -------------------------   -------------------------
                                      Weighted   Weighted                      Weighted
                                      Average    Average                       Average
        Range of                    Contractual  Exercise                      Exercise
     Exercise Prices    Shares         Life       Price           Shares        Price
     ----------------   -------      --------    ---------        -------       --------
     $3.50 to $4.88       6,800        4.64        $ 4.06           4,800        $ 4.00
     $5.00 to $7.25       9,600        2.96          6.13           9,600          6.13
     $7.50 to $8.13      15,300        2.10          7.70          15,300          7.70
                        -------                                   -------
          Total          31,700                                    29,700
                        =======                                   =======

NOTE 8.  LEGAL PROCEEDINGS

     The Company is a defendant in various pending litigation. In the opinion of management, all pending claims in such litigation will not, in the aggregate, have a material adverse effect on the Company's financial position or results of operations.

     In the fourth quarter of 1995, the Company recorded litigation costs of $352,500, included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations, as a result of an unfavorable judgment rendered against the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on June 11, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on June 11, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on June 11, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on June 11, 1997.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements

             Included in Part II of this report:

             Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

             Consolidated Balance Sheets at December 31, 1996 and 1995.

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996.

             Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

             Notes to Consolidated Financial Statements.

          2. Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

     (b)     Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the 1996 fourth quarter.

     (c)     Exhibits

     Number  Exhibit Description
     ------  -------------------

      3.01 Articles of Incorporation of Monarch Casino & Resort, Inc., filed June 11, 1993 are incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556),
            Part II, Item 16, Exhibit 3.01.

      3.02 Bylaws of Monarch Casino & Resort, Inc., adopted June 14, 1993 are incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16,
            Exhibit 3.02.

      3.03 Articles of Incorporation of Golden Road Motor Inn, Inc. filed March 6, 1973; Certificate Amending Articles of Incorporation of Golden Road Motor Inn, Inc. filed August 29, 1973; and Certificate of Amendment of Articles of Incorporation filed April 5, 1984 are incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II,
            Item 16, Exhibit 3.03.

      3.04 Bylaws of Golden Road Motor Inn, Inc., adopted March 9, 1973 are incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16,
            Exhibit 3.04.

      4.01 Specimen Common Stock Certificate for the Common Stock of Monarch Casino & Resort, Inc. is incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16, Exhibit 4.01.

      4.02 Monarch Casino & Resort, Inc. 1993 Directors' Stock Option Plan is incorporated herein by reference from the Company's Form S-1 Registration Statement (SEC File 33-64556), Part II, Item 16,
            Exhibit 4.02; Monarch Casino & Resort, Inc. 1993 Directors Stock Option Plan (as amended September 14, 1993) is incorporated herein by reference from the Company's (SEC File 0-22088) Form 8-K Report dated September 14, 1993, Item 7, Exhibit 4.01.

      4.03 Monarch Casino & Resort, Inc. 1993 Executive Long Term Incentive Plan is incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16,
            Exhibit 4.03.

      4.04 Monarch Casino & Resort, Inc. 1993 Employee Stock Option Plan, is incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16,
            Exhibit 4.10.

      4.05 Form of Credit Agreement entered into as of the 30th day of July, 1993, by and among First Interstate Bank of Nevada, N.A., West One Bank, Idaho, an Idaho banking association, and NBD Bank, N.A., lenders, First Interstate Bank of Nevada, N.A., as agent bank, and Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., borrowers; Form of Reducing Revolving Credit Promissory Note from Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc. in favor of First Interstate Bank of Nevada, N.A., West One Bank, Idaho, an Idaho banking association and NBD Bank, N.A., dated July 30, 1993; Form of Deed of Trust, fixture Filing and Security Agreement with Assignment of Rents made as of the 30th day of July, 1993, by and between Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., debtors and trustors, Comstock Title Company, Trustee, and First Interstate Bank of Nevada, N.A., agent bank; Form of General Continuing Guarantee dated as of July 30, 1993, executed by John Farahi, Behrouz Ben Farahi and Bahram Farahi; Form of Assignment of Equipment Leases, Contracts and Subleases entered as of July 30, 1993, by and between Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., assignors and First Interstate Bank of Nevada, N.A., agent bank; Form of Assignment of Permits, Licenses and Contracts entered into as of July 30, 1993, by and between Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., assignors, and First Interstate Bank of Nevada, N.A., agent bank; Form of Assignment of Rents and Revenues entered into as of July 30, 1993; by and between Monarch Casino & Resorts, Inc. and Golden Road Motor Inn, Inc., assignors, and First Interstate Bank of Nevada, N.A., agent bank; and Form of Certificate and Indemnification regarding Hazardous Substances, executed as of July 30, 1993 by Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., borrowers, and First Interstate Bank of Nevada, N.A., West One Bank, Idaho and NBD Bank, N.A. are incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16, Exhibit 4.11.

      4.06 First Amendment to Credit Agreement dated as of March 10, 1994 by and among Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., borrowers, and First Interstate Bank of Nevada, N.A., West One Bank, Idaho and NBD Bank, N.A., lenders, and First Interstate Bank of Nevada, N.A., administrative and collateral agent for the lenders; First Amendment to Reducing Revolving Credit Promissory Note dated March 10, 1994 among Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., borrowers, and First Interstate Bank of Nevada, N.A., West One Bank, Idaho and NBD Bank, N.A., lenders; Reducing Revolving Credit Promissory Note (Additional Advance) from Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc. in favor of First Interstate Bank of Nevada, N.A., West One Bank, Idaho and NBD Bank, N.A. dated March 10, 1994; and Affirmation and Ratification of General Continuing Guaranty dated March 10, 1994 executed by John Farahi, Behrouz Ben Farahi and Bahram Farahi are incorporated by reference from the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1993, Item 14(a)(3), Exhibit 4.06; First Amendment to Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents and Notice of Additional Advance dated as of March 10, 1994 by and between Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., debtors and trustors, Comstock

            Title Company, trustee, and First Interstate Bank of Nevada, N.A., agent bank, secured party and beneficiary; First Amendment to Deed of Trust with Assignment of Rents and Notice of Additional Advance dated as of March 10, 1994 by and between Golden Road Motor Inn, Inc., debtor and trustor, Comstock Title Company, trustee, and First Interstate Bank of Nevada, N.A., as agent bank, secured party and beneficiary; Reaffirmation of Subordination Agreement dated as of March 10, 1994 by and between Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., and American Federal Savings Bank; Additional Advance Depository Closing Instructions of Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., borrowers, and First Interstate Bank of Nevada, N.A., agent bank, addressed to Comstock Title Company dated as of March 10, 1994; Certified Resolutions of the Board of Directors of Golden Road Motor Inn, Inc. dated as of March 10, 1994; Certified Resolutions of the Board of Directors of Monarch Casino & Resort, Inc. dated as of March 10, 1994; and ALTA 108.8 Endorsement dated as of March 11, 1994 are incorporated herein by reference from the Company's report on Form 8-K (SEC File 0-2208) dated May 19, 1994, Item 7(c), Exhibit 4.02.

      4.07 Amended and Restated Credit Agreement entered into as of February 1, 1995 by and among Monarch Casino & Resort, Inc. and Golden Road Motor Inn Inc., borrowers, and First Interstate Bank of Nevada, N.A., West One Bank, Idaho and NBD Bank, lenders, and First Interstate Bank of Nevada, N.A., administrative and collateral agent for the lenders; Amended and Restated Reducing Revolving Credit Promissory Note dated February 1, 1995 by Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., borrowers, and First Interstate Bank of Nevada, N.A., Agent Bank on behalf of itself and the lenders; Amended and Restated General Continuing Guaranty dated February 1, 1995 by John Farahi, Behrouz Farahi, Ben Farahi and Bahram Farahi; Deed of Trust, Fixture Filing and Security Agreement With Assignment of Rents and Notice of Future Advances dated as of February 1, 1995 by and between Golden Road Motor Inn, Inc., debtor and trustor, and Western Title Company, trustee, and First Interstate Bank of Nevada, N.A., as agent bank on behalf of itself and the Lenders; Second Amendment to Deed of Trust, Fixture Filing and Security Agreement With Assignment of Rents and Notice of Additional Advance and Future Advances (Clarion Hotel Property) dated February 1, 1995 by Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., debtor and trustor, Western Title Company, Trustee, and First Interstate Bank of Nevada, N.A., agent bank; Second Reaffirmation of Subordination Agreement dated February 1, 1995 by Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., Current Owners, and American Federal Savings Bank, Holder and First Interstate Bank of Nevada, N.A., as administrative and collateral agents for lenders; Second Amendment to Deed of Trust, Fixture Filing and Security Agreement With Assignment of Rents and Notice of Additional Advance and Future Advances ("Adjacent Property") dated February 1, 1995 by Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., debtor and trustor, Western Title Company, Trustee, and First Interstate Bank of Nevada, N.A., agent bank; and First Amendment to Assignments dated February 1, 1995, by Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., assignors, and First Interstate Bank of

            Nevada, N.A., agent bank on behalf of itself and lenders are incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1994, Item 14(a)(3), Exhibit 4.07.

      4.08 First Amendment to Amended and Restated Credit Agreement, dated April 27, 1995, by and among Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., borrowers, and First Interstate Bank of Nevada, N.A., West One Bank, Idaho and NBD Bank, lenders, and First Interstate Bank of Nevada, N.A., administrative and collateral agent for the lenders is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3),
            Exhibit 4.08.

      4.09 Second Amendment to Amended and Restated Credit Agreement, dated November 30, 1995, by and among Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., borrowers, and First Interstate Bank of Nevada, N.A., West One Bank, Idaho and NBD Bank, lenders, and First Interstate Bank of Nevada, N.A., administrative and collateral agent for the lenders; Additional Funding Addendum to Credit Agreement dated as of November 30, 1995, by and among Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., borrowers, and First Interstate Bank of Nevada, N.A., West One Bank, Idaho and NBD Bank, lenders, and First Interstate Bank of Nevada, N.A., administrative and collateral agent for the lenders are incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 4.09.

      4.10 Third Amendment to Amended and Restated Credit Agreement and Amendment to Amended and Restated Reducing Revolving Credit Promissory Note, dated January 31, 1996, by and among Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., borrowers, and First Interstate Bank of Nevada, N.A., West One Bank, Idaho and NBD Bank, lenders, and First Interstate Bank of Nevada, N.A., administrative and collateral agent for the lenders is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 4.10.

     10.01 License Agreement by and between Quality Inns International, Inc. and Golden Road Motor Inn, Inc. entered into as of November 30, 1990; Addendum to License Agreement by and between Quality Inns International, Inc. and Golden Road Motor Inn, Inc.; Addendum for Property to be Constructed entered into by Quality Inns International, Inc. and Golden Road Motor Inn, Inc.; Software License and Communication Support Agreement entered into as of November 30, 1990 by and between Quality Inns International, Inc. and Golden Road Motor Inn, Inc., and Form of Addendum to License Agreement, and Form of Promissory Note by Golden Road Motor Inn, Inc. in favor of Choice Hotels International, Inc. are incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16,
            Exhibit 10.02.

     10.02 Lease, by and between Sierra Development Company, dba Club Cal-Neva, Tenant, and Golden Road Motor Inn, Inc., dba Clarion Hotel and Casino, Landlord, dated June 10, 1991 is incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16, Exhibit 10.03.

     10.03 Agreement for Purchase of Real Property between Marcelle M. Caramella, a widow, individually and Marcelle Margaret Caramella, as trustee of the Trust created under the Last Will and Testament of Ernest John Caramella, deceased, Ben A. Caramella and Cecile
            D. Caramella, as trustees of the Caramella Family Trust Agreement dated December 1, 1989, Marcelle Margaret Caramella, Erma V. Pezzi, Trustee of the Erma V. Pezzi Trust Agreement dated November 21, 1991, Golden Road Motor Inn, Inc. and Farahi Investment Company, dated June 1, 1993 is incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16, Exhibit 10.04.

     10.04 Form of Agreement between Farahi Investment Company, John Farahi, Bob Farahi, Ben Farahi, Jila Farahi, Golden Road Motor Inn, Inc., Galaxy Enterprises, Inc. and Monarch Casino & Resort, Inc. is incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16,
            Exhibit 2.01.

     10.05 Standard Form of Agreement Between Owner and Contractor dated October 11, 1993 between Golden Road Motor Inn, Inc., as owner, and Shaver-TNT, as contractor is incorporated by reference from the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1993, Item 14(a)(3), Exhibit 10.15.

     10.06 Construction Agreement dated November 1, 1993 between Golden Road Motor Inn, Inc. and Schindler Elevator Corporation is incorporated by reference from the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1993,
            Item 14(a)(3), Exhibit 10.16.

     10.07 Dunes Resort Marina Binding Riverboat Development Agreement dated January 1994 by and between the City of Gary, Indiana and Dunes Marina Casino & Resort, Inc. is incorporated herein by reference from the Company's Form 8-K Report (SEC File 0-22088) dated January 5, 1994, Item 7, Exhibit 10.01.

     10.08 Agreement entered into as of August 30, 1994 by and between Bender Shipbuilding & Repair Co., Inc. and Dunes Marina Casino & Resort, Inc. is incorporated herein by reference from the Company's Form 8-K Report (SEC File 0-22088) dated August 30, 1994, Item 7, Exhibit 10.01.

     10.09 Promissory note dated December 29, 1994 made by Golden Road Motor Inn, Inc. in favor of Farahi Investment Company; promissory note dated December 22, 1994 made by Golden Road Motor Inn, Inc. in favor of Farahi Investment Company; and promissory note dated January 11, 1995 made by Golden Road Motor Inn, Inc. in favor of Farahi Investment Company are incorporated herein by reference from the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1994, Item 14(a)(3), Exhibit 10.19.

     10.10 Agreement between Monarch Casino & Resort, Inc. and Peter Wilday dated May 13, 1994; First Amendment to Agreement between Monarch Casino & Resort, Inc. and Peter Wilday dated June 8, 1994; and Second Amendment to Agreement between Monarch Casino & Resort, Inc. and Peter Wilday dated March 23, 1995 are incorporated herein by reference from the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1994, Item 14(a)(3), Exhibit 10.20.

     10.11 Nonstandardized 401(k) Plan Adoption Agreement between Monarch Casino & Resort, Inc. and Smith Barney Shearson dated November 7, 1995 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 10.21.

     10.12 Recordkeeping Service Agreement between Monarch Casino & Resort, Inc. and Travelers Recordkeeping dated June 29, 1995 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 10.22.

     10.13 Trademark Agreement between Golden Road Motor Inn, Inc. and Atlantis Lodge, Inc., dated February 3, 1996 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 10.23.

     21.01 List of Subsidiaries of Monarch Casino & Resort, Inc. is incorporated by reference from the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1993,
            Item 14(a)(3), Exhibit 21.01.

     27.01  Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)



Date: March 27, 1997                   By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature          Title                                   Date
     ------------------ -----------------------------------     ----
     /s/ JOHN FARAHI    Co-Chairman of the Board of Directors,  March 27, 1997
     ------------------ Chief Executive Officer (Principal
     John Farahi        Executive Officer) and Director

     /s/ BOB FARAHI     Co-Chairman of the Board of Directors,  March 27, 1997
     ------------------ President, and Director
     Bob Farahi

     /s/ BEN FARAHI     Co-Chairman of the Board of Directors,  March 27, 1997
     ------------------ Secretary, Treasurer, Chief Financial
     Ben Farahi         Officer (Principal Financial Officer
                        and Principal Accounting Officer) and
                        Director

     /s/ JOHN P. UPHOFF Director                                March 27, 1997
     ------------------
     John P. Uphoff

                                EXHIBIT INDEX


  Exhibit                                                                           Page
  Number     Description                                                            Number
-----------  ------------------------------------------------------------------     --------

    3.01     Articles of Incorporation of Monarch Casino & Resort, Inc., filed
             June 11, 1993 are incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556),
             Part II, Item 16, Exhibit 3.01.

    3.02     Bylaws of Monarch Casino & Resort, Inc., adopted June 14, 1993 are incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16,
             Exhibit 3.02.

    3.03     Articles of Incorporation of Golden Road Motor Inn, Inc. filed
             March 6, 1973; Certificate Amending Articles of Incorporation of
             Golden Road Motor Inn, Inc. filed August 29, 1973; and
             Certificate of Amendment of Articles of Incorporation filed April
             5, 1984 are incorporated herein by reference from the Company's
             Form S-1 registration statement (SEC File 33-64556), Part II,
             Item 16, Exhibit 3.03.

    3.04 Bylaws of Golden Road Motor Inn, Inc., adopted March 9, 1973 are incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16,
             Exhibit 3.04.

    4.01     Specimen Common Stock Certificate for the Common Stock of Monarch
             Casino & Resort, Inc. is incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-
             64556), Part II, Item 16, Exhibit 4.01.

    4.02 Monarch Casino & Resort, Inc. 1993 Directors' Stock Option Plan is incorporated herein by reference from the Company's Form S-1
             Registration Statement (SEC File 33-64556), Part II, Item 16,
             Exhibit 4.02; Monarch Casino & Resort, Inc. 1993 Directors Stock
             Option Plan (as amended September 14, 1993) is incorporated herein by reference from the Company's (SEC File 0-22088) Form 8-
             K Report dated September 14, 1993, Item 7, Exhibit 4.01.

    4.03     Monarch Casino & Resort, Inc. 1993 Executive Long Term Incentive
             Plan is incorporated herein by reference from the Company's Form
             S-1 registration statement (SEC File 33-64556), Part II, Item 16,
             Exhibit 4.03.

    4.04 Monarch Casino & Resort, Inc. 1993 Employee Stock Option Plan, is incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16,
             Exhibit 4.10.

    4.05 Form of Credit Agreement entered into as of the 30th day of July, 1993, by and among First Interstate Bank of Nevada, N.A., West
             One Bank, Idaho, an Idaho banking association, and NBD Bank,
             N.A., lenders, First Interstate Bank of Nevada, N.A., as agent bank, and Monarch Casino & Resort, Inc. and Golden Road Motor
             Inn, Inc., borrowers; Form of Reducing Revolving Credit
             Promissory Note from Monarch Casino & Resort, Inc. and Golden
             Road Motor Inn, Inc. in favor of First Interstate Bank of Nevada,
             N.A., West One Bank, Idaho, an Idaho banking association and NBD
             Bank, N.A., dated July 30, 1993; Form of Deed of Trust, fixture
             Filing and Security Agreement with Assignment of Rents made as of the 30th day of July, 1993, by and between Monarch Casino &
             Resort, Inc. and Golden Road Motor Inn, Inc., debtors and trustors, Comstock Title Company, Trustee, and First Interstate

             Bank of Nevada, N.A., agent bank; Form of General Continuing
             Guarantee dated as of July 30, 1993, executed by John Farahi,
             Behrouz Ben Farahi and Bahram Farahi; Form of Assignment of
             Equipment Leases, Contracts and Subleases entered as of July 30,
             1993, by and between Monarch Casino & Resort, Inc. and Golden
             Road Motor Inn, Inc., assignors and First Interstate Bank of
             Nevada, N.A., agent bank; Form of Assignment of Permits, Licenses and Contracts entered into as of July 30, 1993, by and between Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., assignors, and First Interstate Bank of Nevada, N.A., agent bank;
             Form of Assignment of Rents and Revenues entered into as of July
             30, 1993; by and between Monarch Casino & Resorts, Inc. and
             Golden Road Motor Inn, Inc., assignors, and First Interstate Bank of Nevada, N.A., agent bank; and Form of Certificate and Indemnification regarding Hazardous Substances, executed as of July 30, 1993 by Monarch Casino & Resort, Inc. and Golden Road
             Motor Inn, Inc., borrowers, and First Interstate Bank of Nevada,
             N.A., West One Bank, Idaho and NBD Bank, N.A. are incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16, Exhibit 4.11.

    4.06 First Amendment to Credit Agreement dated as of March 10, 1994 by and among Monarch Casino & Resort, Inc. and Golden Road Motor
             Inn, Inc., borrowers, and First Interstate Bank of Nevada, N.A.,
             West One Bank, Idaho and NBD Bank, N.A., lenders, and First
             Interstate Bank of Nevada, N.A., administrative and collateral agent for the lenders; First Amendment to Reducing Revolving
             Credit Promissory Note dated March 10, 1994 among Monarch Casino
             & Resort, Inc. and Golden Road Motor Inn, Inc., borrowers, and
             First Interstate Bank of Nevada, N.A., West One Bank, Idaho and
             NBD Bank, N.A., lenders; Reducing Revolving Credit Promissory
             Note (Additional Advance) from Monarch Casino & Resort, Inc. and
             Golden Road Motor Inn, Inc. in favor of First Interstate Bank of
             Nevada, N.A., West One Bank, Idaho and NBD Bank, N.A. dated March
             10, 1994; and Affirmation and Ratification of General Continuing
             Guaranty dated March 10, 1994 executed by John Farahi, Behrouz
             Ben Farahi and Bahram Farahi are incorporated by reference from the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1993, Item 14(a)(3), Exhibit 4.06; First
             Amendment to Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents and Notice of Additional Advance dated as of March 10, 1994 by and between Monarch Casino & Resort, Inc.
             and Golden Road Motor Inn, Inc., debtors and trustors, Comstock
             Title Company, trustee, and First Interstate Bank of Nevada,
             N.A., agent bank, secured party and beneficiary; First Amendment to Deed of Trust with Assignment of Rents and Notice of Additional Advance dated as of March 10, 1994 by and between Golden Road Motor Inn, Inc., debtor and trustor, Comstock Title
             Company, trustee, and First Interstate Bank of Nevada, N.A., as agent bank, secured party and beneficiary; Reaffirmation of Subordination Agreement dated as of March 10, 1994 by and between Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., and American Federal Savings Bank; Additional Advance Depository
             Closing Instructions of Monarch Casino & Resort, Inc. and Golden
             Road Motor Inn, Inc., borrowers, and First Interstate Bank of
             Nevada, N.A., agent bank, addressed to Comstock Title Company dated as of March 10, 1994; Certified Resolutions of the Board of Directors of Golden Road Motor Inn, Inc. dated as of March 10,
             1994; Certified Resolutions of the Board of Directors of Monarch
             Casino & Resort, Inc. dated as of March 10, 1994; and ALTA 108.8
             Endorsement dated as of March 11, 1994 are incorporated herein by reference from the Company's report on Form 8-K (SEC File 0-2208) dated May 19, 1994, Item 7(c), Exhibit 4.02.

    4.07     Amended and Restated Credit Agreement entered into as of February
             1, 1995 by and among Monarch Casino & Resort, Inc. and Golden
             Road Motor Inn Inc., borrowers, and First Interstate Bank of
             Nevada, N.A., West One Bank, Idaho and NBD Bank, lenders, and
             First Interstate Bank of Nevada, N.A., administrative and collateral agent for the lenders; Amended and Restated Reducing
             Revolving Credit Promissory Note dated February 1, 1995 by

             Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., borrowers, and First Interstate Bank of Nevada, N.A., Agent Bank on behalf of itself and the lenders; Amended and Restated General
             Continuing Guaranty dated February 1, 1995 by John Farahi,
             Behrouz Farahi, Ben Farahi and Bahram Farahi; Deed of Trust,
             Fixture Filing and Security Agreement With Assignment of Rents and Notice of Future Advances dated as of February 1, 1995 by and between Golden Road Motor Inn, Inc., debtor and trustor, and Western Title Company, trustee, and First Interstate Bank of
             Nevada, N.A., as agent bank on behalf of itself and the Lenders;
             Second Amendment to Deed of Trust, Fixture Filing and Security
             Agreement With Assignment of Rents and Notice of Additional
             Advance and Future Advances (Clarion Hotel Property) dated
             February 1, 1995 by Monarch Casino & Resort, Inc. and Golden Road
             Motor Inn, Inc., debtor and trustor, Western Title Company,
             Trustee, and First Interstate Bank of Nevada, N.A., agent bank;
             Second Reaffirmation of Subordination Agreement dated February 1,
             1995 by Monarch Casino & Resort, Inc. and Golden Road Motor Inn,
             Inc., Current Owners, and American Federal Savings Bank, Holder and First Interstate Bank of Nevada, N.A., as administrative and collateral agents for lenders; Second Amendment to Deed of Trust, Fixture Filing and Security Agreement With Assignment of Rents and Notice of Additional Advance and Future Advances ("Adjacent
             Property") dated February 1, 1995 by Monarch Casino & Resort,
             Inc. and Golden Road Motor Inn, Inc., debtor and trustor, Western
             Title Company, Trustee, and First Interstate Bank of Nevada,
             N.A., agent bank; and First Amendment to Assignments dated
             February 1, 1995, by Monarch Casino & Resort, Inc. and Golden
             Road Motor Inn, Inc., assignors, and First Interstate Bank of
             Nevada, N.A., agent bank on behalf of itself and lenders are incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1994, Item 14(a)(3), Exhibit 4.07.

    4.08     First Amendment to Amended and Restated Credit Agreement, dated
             April 27, 1995, by and among Monarch Casino & Resort, Inc. and
             Golden Road Motor Inn, Inc., borrowers, and First Interstate Bank of Nevada, N.A., West One Bank, Idaho and NBD Bank, lenders, and
             First Interstate Bank of Nevada, N.A., administrative and collateral agent for the lenders is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3),
             Exhibit 4.08.

    4.09     Second Amendment to Amended and Restated Credit Agreement, dated
             November 30, 1995, by and among Monarch Casino & Resort, Inc. and
             Golden Road Motor Inn, Inc., borrowers, and First Interstate Bank of Nevada, N.A., West One Bank, Idaho and NBD Bank, lenders, and
             First Interstate Bank of Nevada, N.A., administrative and collateral agent for the lenders; Additional Funding Addendum to Credit Agreement dated as of November 30, 1995, by and among Monarch Casino & Resort, Inc. and Golden Road Motor Inn, Inc., borrowers, and First Interstate Bank of Nevada, N.A., West One
             Bank, Idaho and NBD Bank, lenders, and First Interstate Bank of
             Nevada, N.A., administrative and collateral agent for the lenders are incorporated herein by reference to the Company's
             Form 10-K report (SEC File 0-22088) for the fiscal year ended
             December 31, 1995, Item 14(a)(3), Exhibit 4.09.

    4.10     Third Amendment to Amended and Restated Credit Agreement and
             Amendment to Amended and Restated Reducing Revolving Credit
             Promissory Note, dated January 31, 1996, by and among Monarch
             Casino & Resort, Inc. and Golden Road Motor Inn, Inc., borrowers, and First Interstate Bank of Nevada, N.A., West One Bank, Idaho and NBD Bank, lenders, and First Interstate Bank of Nevada, N.A., administrative and collateral agent for the lenders is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 4.10.



   10.01     License Agreement by and between Quality Inns International, Inc.
             and Golden Road Motor Inn, Inc. entered into as of November 30,
             1990; Addendum to License Agreement by and between Quality Inns
             International, Inc. and Golden Road Motor Inn, Inc.; Addendum for
             Property to be Constructed entered into by Quality Inns
             International, Inc. and Golden Road Motor Inn, Inc.; Software
             License and Communication Support Agreement entered into as of November 30, 1990 by and between Quality Inns International, Inc.
             and Golden Road Motor Inn, Inc., and Form of Addendum to License
             Agreement, and Form of Promissory Note by Golden Road Motor Inn,
             Inc. in favor of Choice Hotels International, Inc. are incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16,
             Exhibit 10.02.

   10.02     Lease, by and between Sierra Development Company, dba Club Cal-
             Neva, Tenant, and Golden Road Motor Inn, Inc., dba Clarion Hotel and Casino, Landlord, dated June 10, 1991 is incorporated herein by reference from the Company's Form S-1 registration statement
             (SEC File 33-64556), Part II, Item 16, Exhibit 10.03.

   10.03     Agreement for Purchase of Real Property between Marcelle M.
             Caramella, a widow, individually and Marcelle Margaret Caramella, as trustee of the Trust created under the Last Will and Testament of Ernest John Caramella, deceased, Ben A. Caramella and Cecile
             D. Caramella, as trustees of the Caramella Family Trust Agreement dated December 1, 1989, Marcelle Margaret Caramella, Erma V.
             Pezzi, Trustee of the Erma V. Pezzi Trust Agreement dated
             November 21, 1991, Golden Road Motor Inn, Inc. and Farahi
             Investment Company, dated June 1, 1993 is incorporated herein by reference from the Company's Form S-1 registration statement (SEC
             File 33-64556), Part II, Item 16, Exhibit 10.04.

   10.04     Form of Agreement between Farahi Investment Company, John Farahi,
             Bob Farahi, Ben Farahi, Jila Farahi, Golden Road Motor Inn, Inc.,
             Galaxy Enterprises, Inc. and Monarch Casino & Resort, Inc. is incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16,
             Exhibit 2.01.

   10.05     Standard Form of Agreement Between Owner and Contractor dated
             October 11, 1993 between Golden Road Motor Inn, Inc., as owner, and Shaver-TNT, as contractor is incorporated by reference from the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1993, Item 14(a)(3), Exhibit 10.15.

   10.06     Construction Agreement dated November 1, 1993 between Golden Road
             Motor Inn, Inc. and Schindler Elevator Corporation is incorporated by reference from the Company's Form 10-K report
             (SEC File 0-22088) for the fiscal year ended December 31, 1993,
             Item 14(a)(3), Exhibit 10.16.

   10.07     Dunes Resort Marina Binding Riverboat Development Agreement dated
             January 1994 by and between the City of Gary, Indiana and Dunes
             Marina Casino & Resort, Inc. is incorporated herein by reference from the Company's Form 8-K Report (SEC File 0-22088) dated
             January 5, 1994, Item 7, Exhibit 10.01.

   10.08 Agreement entered into as of August 30, 1994 by and between Bender Shipbuilding & Repair Co., Inc. and Dunes Marina Casino &
             Resort, Inc. is incorporated herein by reference from the Company's Form 8-K Report (SEC File 0-22088) dated August 30,
             1994, Item 7, Exhibit 10.01.

   10.09     Promissory note dated December 29, 1994 made by Golden Road Motor
             Inn, Inc. in favor of Farahi Investment Company; promissory note dated December 22, 1994 made by Golden Road Motor Inn, Inc. in favor of Farahi Investment Company; and promissory note dated
             January 11, 1995 made by Golden Road Motor Inn, Inc. in favor of
             Farahi Investment Company are incorporated herein by reference from the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1994, Item 14(a)(3), Exhibit
             10.19.

   10.10 Agreement between Monarch Casino & Resort, Inc. and Peter Wilday dated May 13, 1994; First Amendment to Agreement between Monarch
             Casino & Resort, Inc. and Peter Wilday dated June 8, 1994; and
             Second Amendment to Agreement between Monarch Casino & Resort,
             Inc. and Peter Wilday dated March 23, 1995 are incorporated herein by reference from the Company's Form 10-K report (SEC File
             0-22088) for the fiscal year ended December 31, 1994, Item
             14(a)(3), Exhibit 10.20.

   10.11     Nonstandardized 401(k) Plan Adoption Agreement between Monarch
             Casino & Resort, Inc. and Smith Barney Shearson dated November 7,
             1995 is incorporated herein by reference to the Company's Form
             10-K report (SEC File 0-22088) for the fiscal year ended December
             31, 1995, Item 14(a)(3), Exhibit 10.21.

   10.12     Recordkeeping Service Agreement between Monarch Casino & Resort,
             Inc. and Travelers Recordkeeping dated June 29, 1995 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 10.22.

   10.13     Trademark Agreement between Golden Road Motor Inn, Inc. and
             Atlantis Lodge, Inc., dated February 3, 1996 is incorporated herein by reference to the Company's Form 10-K report (SEC File
             0-22088) for the fiscal year ended December 31, 1995, Item
             14(a)(3), Exhibit 10.23.

   21.01 List of Subsidiaries of Monarch Casino & Resort, Inc. is incorporated by reference from the Company's Form 10-K report
             (SEC File 0-22088) for the fiscal year ended December 31, 1993,
             Item 14(a)(3), Exhibit 21.01.

   27.01     Financial Data Schedule