Form 10-Q
period 1997-03-31
MONARCH CASINO & RESORT INC
filed 1997-05-14
CIK 907242

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ___ NO ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 12, 1997, there were 9,453,275 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                          March 31,
                                               ----------------------------
                                                    1997            1996
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Revenues
  Casino...................................... $  9,094,148    $  7,440,622
  Food and beverage...........................    4,175,846       4,295,335
  Hotel.......................................    2,258,367       2,512,226
  Other.......................................      493,343         432,153
                                               ------------    ------------
     Gross revenues...........................   16,021,704      14,680,336
  Less promotional allowances.................   (1,883,839)     (1,837,289)
                                               ------------    ------------
     Net revenues.............................   14,137,865      12,843,047
                                               ------------    ------------
Operating expenses
  Casino......................................    3,699,674       3,392,590
  Food and beverage...........................    2,329,423       2,371,636
  Hotel.......................................      912,234         932,856
  Other.......................................      106,054          91,699
  Selling, general and administrative.........    3,885,187       3,534,571
  Depreciation and amortization...............    1,066,304       1,062,291
  Gaming development costs....................       10,969          33,906
                                               ------------    ------------
     Total....................................   12,009,845      11,419,549
                                               ------------    ------------
     Income from operations...................    2,128,020       1,423,498
                                               ------------    ------------
Other income (expense)
  Interest expense............................     (870,927)       (923,480)
  Minority interests in net loss of
   consolidated subsidiaries..................          -             6,781
                                               ------------    ------------
     Total                                         (870,927)       (916,699)
                                               ------------    ------------
     Income before income taxes...............    1,257,093         506,799
Income tax expense............................      427,411         177,381
                                               ------------    ------------
     Net Income............................... $    829,682    $    329,418
                                               ============    ============
     Net income per share..................... $       0.09    $       0.03
                                               ============    ============
     Weighted average common
      shares outstanding......................    9,453,275       9,536,275
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                 March 31,     December 31,
                                                    1997            1996
                                               ------------    ------------
                                                (Unaudited)
ASSETS
Current assets
  Cash........................................ $  4,428,974    $  4,021,952
  Receivables, net............................      761,053         519,215
  Inventories.................................      324,618         362,193
  Prepaid expenses............................    1,132,480       1,188,650
  Deferred income taxes.......................    1,584,009       1,351,000
                                               ------------    ------------
     Total current assets.....................    8,231,134       7,443,010
                                               ------------    ------------
Property and equipment
  Land........................................   10,339,530      10,339,530
  Buildings...................................   36,469,411      36,428,415
  Furniture and equipment.....................   22,502,291      22,563,156
  Improvements................................    4,860,916       4,855,481
                                               ------------    ------------
                                                 74,172,148      74,186,582
  Less accumulated
   depreciation and amortization..............  (15,963,698)    (15,267,331)
                                               ------------    ------------
     Net property and equipment...............   58,208,450      58,919,251
                                               ------------    ------------

Other assets..................................    1,023,235       1,016,711
                                               ------------    ------------
                                               $ 67,462,819    $ 67,378,972
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $  2,844,850    $  3,487,169
  Accounts payable............................    2,251,404       2,817,766
  Accrued expenses............................    3,201,774       2,644,056
                                               ------------    ------------
     Total current liabilities................    8,298,028       8,948,991

Long-term debt, less current maturities.......   36,846,783      37,602,075
Deferred income taxes.........................    2,254,411       1,827,000

Commitments and contingencies.................          -               -

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............          -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,453,275 and 9,453,275 outstanding........       95,363          95,363
  Additional paid-in capital..................   17,241,788      17,008,779
  Treasury stock..............................     (264,000)       (264,000)
  Retained earnings...........................    2,990,446       2,160,764
                                               ------------    ------------
     Total stockholders' equity...............   20,063,597      19,000,906
                                               ------------    ------------
                                               $ 67,462,819    $ 67,378,972
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                    1997            1996
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $    829,682    $    329,418
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............    1,066,304       1,062,291
    Gain on disposal of assets................         (343)            -
    Increase in receivables, net..............     (241,838)         (2,857)
    Decrease in inventories...................       37,575          14,494
    (Increase) decrease in prepaid expenses...       56,016         (79,162)
    (Increase) decrease in other assets.......       (7,370)         34,402
    Decrease in accounts payable..............     (566,362)       (843,191)
    Increase in accrued expenses..............      557,718         536,452
    Increase (decrease) in deferred
     income tax liability.....................      427,411         (29,542)
    Decrease in minority interests............          -            (6,781)
                                               ------------    ------------
     Net cash provided by
      operating activities....................    2,158,793       1,015,524
                                               ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets................          343             -
  Acquisition of property and equipment.......     (264,349)       (661,789)
                                               ------------    ------------
     Net cash used in investing activities....     (264,006)       (661,789)
                                               ------------    ------------
Cash flows from financing activities:
  Principal payments on long-term debt........   (1,487,765)       (569,986)
                                               ------------    ------------
     Net cash used in financing activities....   (1,487,765)       (569,986)
                                               ------------    ------------

     Net increase (decrease) in cash..........      407,022        (216,251)

Cash at beginning of period...................    4,021,952       3,644,363
                                               ------------    ------------
Cash at end of period......................... $  4,428,974    $  3,428,112
                                               ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest...................... $    851,446    $    975,706
  Cash paid for income taxes..................          -            29,542

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts.....       90,154         347,734

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

NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements for the three month periods ended March 31, 1997 and March 31, 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1996. The results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997, or for any other period.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended March 31, 1997 and 1996

     For the three month period ended March 31, 1997, the Company earned $830 thousand, or $.09 per share, on net revenues of $14.1 million, up from earnings of $329 thousand, or $.03 per share, on net revenues of $12.8 million for the three months ended March 31, 1996. Income from operations for the three months ended March 31, 1997 totaled $2.1 million, up from $1.4 million for the same period in 1996. In each of the three categories, net revenues, operating income and net income, the 1997 first quarter results represent the highest results achieved by the Company during any first quarter in the Company's history. The Company was able to achieve record results in the 1997 first quarter in spite of severe flooding in the Reno area in January of 1997, which resulted in temporary closures of Reno's airport and nearly all roadway access into the Reno area, as well as a continuation of the intensely competitive conditions that materially impacted most operators' results during 1996. Management believes that the Atlantis' location in southwest Reno, next to the Reno Sparks Convention Center and approximately three miles south of downtown Reno, allows the Company to market with equal effectiveness to Reno area residents, conventioneers, and non-conventioneer visitors to the Reno area. During the 1997 first quarter, management believes that the Company's three-pronged marketing strategy helped to reduce the impact of severe weather-related disruptions in the Reno area by diversifying the Atlantis' customer base and lessening the Company's reliance on the tour and travel segment of the tourist market.

     Casino revenues in the 1997 first quarter were up 22.2% compared to the 1996 first quarter, reflecting solid increases in both slot and table game revenues. Slot revenues were up 21.2% in the 1997 first quarter compared to the 1996 first quarter, due to an increase in the volume of slot machine play. Table game revenue in the 1997 first quarter rose 26.4% over the 1996 first quarter, due to an increase in table game drop combined with an improvement in average table game hold. Casino operating expenses amounted to 40.7% of casino revenues in the 1997 first quarter, compared to 45.6% in the 1996 first quarter, with the difference owing primarily to higher casino revenues and lower promotional allowance costs (as a percentage of revenues) during the 1997 period.

     Food and beverage revenues for the three month period ended March 31, 1997 were down 2.8% from the same period in 1996. Management believes the decrease was the result of additional competition resulting from an increase in the number of restaurants operating in southwest Reno during the 1997 period, as well as weather-related disruptions during January which adversely impacted occupancy levels at the Atlantis' hotel during the 1997 first quarter. Food and beverage operating expenses amounted to 55.8% of food and beverage revenues during the 1997 first quarter, compared to 55.2% in the 1996 first quarter.

     Hotel revenues in the 1997 first quarter were down 10.1% from the 1996 first quarter, reflecting continuing room rate pressures in the Reno area market, weather-related disruptions during January which temporarily but severely restricted travel into and out of the Reno area, and the positive impact of a major convention during the 1996 first quarter which did not return to Reno during the 1997 first quarter. The Atlantis' average daily room rate in the 1997 first quarter was $48.34, down from $51.33 in the 1996 first quarter. The Atlantis had an average occupancy rate of 84.8% during the 1997 first quarter, down from 88.9% in the 1996 first quarter. Hotel operating expenses in the 1997 first quarter amounted to 40.4% of hotel revenues, compared to 37.1% in the 1996 first quarter, primarily reflecting a lower level of revenues from which to offset the relatively high level of fixed costs of the hotel operation.

     Selling, general and administrative expenses amounted to 27.5% of net revenues in the first quarter of 1997, unchanged from the 1996 first quarter.

     Interest expense for the 1997 first quarter totaled $871 thousand, down from $923 thousand in the 1996 first quarter, reflecting lower average outstanding debt. Over the past 12 months, the Company has reduced its outstanding debt obligations by approximately $3.2 million.


LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1997, net cash provided by operating activities totaled $2.2 million. Net cash used in investing activities for the same period totaled $264 thousand, which consisted entirely of acquisitions of property and equipment at the Atlantis, and net cash used in financing activities totaled $1.5 million, with funds used to reduce the Company's outstanding debt. As a result, at March 31, 1997 the Company had cash of $4.4 million, compared to $4.0 million at December 31, 1996.

     On April 10, 1995, the Company announced that its Board of Directors (the "Board") authorized the open market repurchase of up to 200,000 shares of the Company's common stock to be used, in part, to fund future issuances of stock under the Company's director, executive, and employee stock option and incentive compensation plans. Although the Company did not repurchase any shares during the 1997 first quarter, over the past 12 months the Company has repurchased 83,000 shares of its common stock on the open market at a total cost of $264 thousand, and retains the ability to repurchase up to 117,000 additional shares under the Board's authorization. The Company has funded the purchases made to date and intends to fund any future repurchases from cash on hand.

     The Company believes that it is important to maintain the Atlantis as a first class resort facility in order to compete successfully and increase its customer base in the face of competitive pressures, and intends to expend funds on maintenance, refurbishment and renovation sufficient to maintain the Atlantis as such. Capital expenditures at the Atlantis totaled approximately $354 thousand during the 1997 first quarter, including amounts financed.

     The Company maintains a bank loan with a syndicate of banks which has a reducing revolving feature allowing the Company to prepay and reborrow funds so long as the maximum amount outstanding does not exceed an established maximum amount. (For a complete description of the Company's bank loan arrangements, please see the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Item 8.) In order to minimize interest expense, the Company has in the past used available funds to prepay the bank loan, while preserving the right to reborrow certain of the prepaid amounts in order to enhance the Company's liquidity. As of May 12, 1997, the Company had prepaid all of the mandatory principal reductions due under its bank loan through January 31, 1998. Also as of May 12, 1997, the Company had approximately $1.6 million available under the bank loan, representing prepaid amounts available to be reborrowed and previously unused availability. Funds drawn on the bank loan can be used by the Company for purposes specified in the loan agreement, including capital expenditures at the Atlantis.

     The Company announced in 1995 that it had submitted plans for review and approval of a major expansion of the Atlantis to the City of Reno. Those plans were subsequently approved by the City of Reno substantially as submitted. The Company estimates that the total cost of the expansion, as approved by the City of Reno, would be in excess of $100 million. The Company does not presently have the capital resources to construct this expansion project, nor has it sought or obtained financing commitments of any sort for the expansion project. Furthermore, the Company cannot provide any assurance that financing will be available for this project on terms acceptable to the Company, if at all. The Company's present intention is to proceed with the planning associated with this expansion project, and to proceed further only if market conditions warrant the additional capacity and if financing can be arranged on terms acceptable to the Company. The Company has not made any commitments to proceed with this expansion project, and has the option of scaling back the project, building it in phases, or abandoning the project altogether should it choose to do so.

     For a more detailed discussion of the Company's liquidity and capital resources, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Item 7.

                         PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     William H. Ahern v. Caesars World, Inc., et al., Case No. 94-532-Civ-Orl-22, instituted on May 10, 1994 in the United States District Court for the Middle District of Florida, transferred to the United States District Court for the District of Nevada, Southern Division; William Poulos v. Caesars World, Inc., et al., Case No. 94-478-Civ-Orl-22, instituted on April 26, 1994 in the United States District Court for the Middle District of Florida, transferred to the United States District Court for the District of Nevada, Southern Division; Larry Schreier v. Caesars World, Inc., et al., Case No. 95-923-LDG (RJJ), instituted on September 26, 1995, in the United States District Court for the District of Nevada, Southern Division. Plaintiffs in these actions, each purportedly representing a class, filed complaints against manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company, alleging that the defendants have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints charge defendants with violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. The Company filed motions to dismiss the Complaints. The Nevada District Court dismissed the Complaints, granting leave to Plaintiffs to re-file, and denying as moot all other pending motions, including those of the Company. The Plaintiffs filed an amended complaint on or about May 31, 1996. The Company renewed its motions to dismiss based on abstention and related doctrines, and joined in the motions to dismiss filed by other defendants, which were based on defects in the pleadings. The Nevada District Court consolidated the actions (and one other action styled William Poulos v. American Family Cruise Line, N.V., et al., Case No. CV-S-95-936-LDG (RLH), in which the Company is not a named defendant), ordered Plaintiffs to file a consolidated amended complaint on or before February 14, 1997, and ordered all defense motions, including those of the Company, withdrawn without prejudice. The parties have established a steering committee to address motion practice, scheduling and discovery matters. Plaintiffs filed their consolidated amended complaint on February 14, 1997. The defendants, including the Company, filed consolidated motions to dismiss the consolidated amended complaints. The motions to dismiss are based on defects in the pleadings, failure to state a claim, and abstention and related doctrines. Management believes that the substantive allegations in the Complaints are without merit and intends vigorously to defend the allegations.


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




                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)



Date: May 13, 1997                     By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

                                EXHIBIT INDEX

Exhibit No.            Description                    Page No.
-----------            -----------                    --------
EX-27                  Financial Data Schedule