Form 10-Q
period 1997-06-30
MONARCH CASINO & RESORT INC
filed 1997-08-14
CIK 907242

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ___ NO ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 12, 1997, there were 9,436,275 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended             Six Months Ended
                                                  June 30,                     June 30,
                                        --------------------------    --------------------------
                                             1997          1996            1997          1996
                                        ------------  ------------    ------------  ------------
                                         (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
Revenues
  Casino............................... $ 10,154,909  $  8,038,979    $ 19,249,057  $ 15,479,601
  Food and beverage....................    4,517,100     4,301,091       8,692,946     8,596,426
  Hotel................................    2,598,008     2,401,115       4,856,375     4,913,341
  Other................................      634,486       839,884       1,127,829     1,272,037
                                        ------------  ------------    ------------  ------------
     Gross revenues....................   17,904,503    15,581,069      33,926,207    30,261,405
  Less promotional allowances..........   (2,155,463)   (1,845,261)     (4,039,302)   (3,682,550)
                                        ------------  ------------    ------------  ------------
     Net revenues......................   15,749,040    13,735,808      29,886,905    26,578,855
                                        ------------  ------------    ------------  ------------
Operating expenses
  Casino...............................    4,194,303     3,581,334       7,893,977     6,973,924
  Food and beverage....................    2,437,800     2,413,570       4,767,223     4,785,206
  Hotel................................      989,263       903,674       1,901,497     1,836,530
  Other................................      107,765        96,048         213,819       187,747
  Selling, general and administrative..    3,995,376     3,913,731       7,880,563     7,448,302
  Depreciation and amortization........    1,053,687     1,012,656       2,119,991     2,074,947
  Gaming development costs.............        4,661        36,356          15,630        70,262
                                        ------------  ------------    ------------  ------------
     Total.............................   12,782,855    11,957,369      24,792,700    23,376,918
                                        ------------  ------------    ------------  ------------
     Income from operations............    2,966,185     1,778,439       5,094,205     3,201,937
                                        ------------  ------------    ------------  ------------
Other income (expense)
  Interest expense.....................     (829,582)     (924,527)     (1,700,509)   (1,848,007)
  Minority interests in net loss of
   consolidated subsidiaries...........          -           7,271             -          14,052
                                        ------------  ------------    ------------  ------------
     Total.............................     (829,582)     (917,256)     (1,700,509)   (1,833,955)
                                        ------------  ------------    ------------  ------------
     Income before income taxes........    2,136,603       861,183       3,393,696     1,367,982
Income tax expense.....................      726,445       301,412       1,153,856       478,793
                                        ------------  ------------    ------------  ------------
     Net income........................ $  1,410,158  $    559,771    $  2,239,840  $    889,189
                                        ============  ============    ============  ============
     Net income per share.............. $       0.15  $       0.06    $       0.24  $       0.09
                                        ============  ============    ============  ============
     Weighted average common
      shares outstanding...............    9,451,780     9,525,396       9,452,524     9,530,835
                                        ============  ============    ============  ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                   June 30,    December 31,
                                                    1997            1996
                                               ------------    ------------
                                                (Unaudited)
ASSETS
Current assets
  Cash........................................ $  2,937,503    $  4,021,952
  Receivables, net............................    1,100,039         519,215
  Inventories.................................      331,775         362,193
  Prepaid expenses............................    1,504,213       1,188,650
  Deferred income taxes.......................    1,584,009       1,351,000
                                               ------------    ------------
     Total current assets.....................    7,457,539       7,443,010
                                               ------------    ------------
Property and equipment
  Land........................................   10,339,530      10,339,530
  Buildings...................................   36,488,374      36,428,415
  Furniture and equipment.....................   21,436,615      22,563,156
  Improvements................................    5,013,741       4,855,481
                                               ------------    ------------
                                                 73,278,260      74,186,582
  Less accumulated
   depreciation and amortization..............  (15,853,504)    (15,267,331)
                                               ------------    ------------
     Net property and equipment...............   57,424,756      58,919,251
                                               ------------    ------------

Other assets..................................    1,034,166       1,016,711
                                               ------------    ------------
                                               $ 65,916,461    $ 67,378,972
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $    700,847    $  3,487,169
  Accounts payable............................    2,358,035       2,817,766
  Accrued expenses............................    2,652,380       2,644,056
                                               ------------    ------------
     Total current liabilities................    5,711,262       8,948,991

Long-term debt, less current maturities.......   35,891,463      37,602,075
Deferred income taxes.........................    2,905,856       1,827,000

Commitments and contingencies.................          -               -

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............          -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 and 9,453,275 outstanding........       95,363          95,363
  Additional paid-in capital..................   17,241,788      17,008,779
  Treasury stock..............................     (329,875)       (264,000)
  Retained earnings...........................    4,400,604       2,160,764
                                               ------------    ------------
     Total stockholders' equity...............   21,407,880      19,000,906
                                               ------------    ------------
                                               $ 65,916,461    $ 67,378,972
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended
                                                           June 30,
                                               ----------------------------
                                                    1997            1996
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $  2,239,840    $    889,189
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............    2,119,991       2,074,947
    Gain on disposal of assets................         (412)        (30,415)
    Increase in receivables, net..............     (580,824)       (161,293)
    Decrease in inventories...................       30,418           4,812
    Increase in prepaid expenses..............     (315,563)       (338,392)
    Increase in other assets..................      (19,167)       (109,065)
    Decrease in accounts payable..............     (459,731)       (626,462)
    Increase in accrued expenses..............        8,324         840,439
    Increase (decrease) in deferred
     income tax liability.....................    1,078,856         (29,542)
    Decrease in minority interests............          -           (14,052)
                                               ------------    ------------
     Net cash provided by
      operating activities....................    4,101,732       2,500,166
                                               ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets ...............      187,215             -
  Acquisition of property and equipment.......     (802,716)     (1,127,877)
                                               ------------    ------------
     Net cash used in investing activities....     (615,501)     (1,127,877)
                                               ------------    ------------
Cash flows from financing activities:
  Principal payments on long-term debt........   (4,504,805)     (1,867,422)
  Acquisition of treasury stock...............      (65,875)       (108,750)
                                               ------------    ------------
     Net cash used in financing activities....   (4,570,680)     (1,976,172)
                                               ------------    ------------

     Net decrease in cash.....................   (1,084,449)       (603,883)

Cash at beginning of period...................    4,021,952       3,644,363
                                               ------------    ------------
Cash at end of period......................... $  2,937,503    $  3,040,480
                                               ============    ============

Supplemental disclosure of cash flow information:
  Cash paid for interest...................... $  1,726,687    $  1,484,229
  Cash paid for income taxes..................      360,000         327,542
Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts.....      192,987         503,380

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

NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements for the three month and six month periods ended June 30, 1997 and June 30, 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1996. The results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997, or for any other period.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended June 30, 1997 and 1996

     For the three month period ended June 30, 1997, the Company earned $1.4 million, or $.15 per share, on net revenues of $15.7 million, up from earnings of $560 thousand, or $.06 per share, on net revenues of $13.7 million for the three months ended June 30, 1996. Income from operations for the three months ended June 30, 1997 totaled $3.0 million, up from $1.8 million during the three months ended June 30, 1996. In each of the three categories, net revenues, operating income and net income, the 1997 second quarter results represent the highest results achieved during any quarter in the Company's history. The Company attributes its favorable 1997 second quarter results to the increasing popularity of the Atlantis and its south Reno location with patrons from the rapidly growing residential and industrial communities south of the Atlantis in Reno, as well as with visitors to the Reno area. The Company also credits effective marketing programs and the positive impact of the 1997 Women's International Bowling Congress ("WIBC") tournament, which ran from March through mid-July at the National Bowling Stadium in downtown Reno, as well as the Company's continued emphasis on cost control.

     Casino revenues totaled $10.1 million in the second quarter of 1997, representing an increase of more than 26% over the $8.0 million reported for the second quarter of 1996. Slot revenues rose approximately 33% in the 1997 second quarter compared to the 1996 second quarter, while table game revenues declined by 2%, in spite of record table game drop, due to an abnormally low table game hold percentage. The Company's slot revenue and table game drop were positively impacted in the 1997 second quarter by growth in the Atlantis' premium player segment as well as positive contributions from the WIBC tournament. Casino operating expenses amounted to 41.3% of casino revenues in the 1997 second quarter, compared to 44.6% in the 1996 second quarter.

     Food and beverage revenues for the 1997 second quarter increased by 5% over the same period in 1996, rising to $4.5 million from $4.3 million, primarily as a result of increased customer traffic at the Atlantis' food and beverage outlets. Food and beverage operating expenses during the 1997 second quarter amounted to 54.0% of food and beverage revenues compared to 56.1% for the second quarter of 1996.

     Hotel revenues in the 1997 second quarter increased by 8% over the same period in 1996, to $2.6 million in 1997 from $2.4 million in 1996. During the 1997 second quarter, the Atlantis had an average occupancy rate of 93.9%, up from 89.1% in the 1996 second quarter. The Atlantis' average daily room rate ("ADR") in the 1997 second quarter was $50.15, up from $49.12 in the 1996 second quarter. Hotel operating expenses in the 1997 second quarter equaled 38.1% of hotel revenues, compared to 37.6% for the same quarter in 1996.

     Other revenues in the 1997 second quarter totaled $634 thousand, down from $839 thousand in the 1996 second quarter. The decrease primarily reflects the inclusion in the 1996 second quarter of non-recurring income items totaling approximately $300 thousand.

     Selling, general and administrative expenses amounted to 25.4% of net revenues in the second quarter of 1997, compared to 28.5% in the second quarter of 1996. The Company incurred extraordinarily high marketing costs during the 1996 second quarter, which were attributable in large part to activities undertaken in conjunction with the name change at Atlantis which took place in April, 1996. The Company incurred approximately $186 thousand in direct costs associated with the name change during the 1996 second quarter, as well as a substantial amount of indirect costs, including additional costs for advertising and promotional activities.

     Interest expense for the 1997 second quarter totaled $830 thousand, down from $925 thousand in the second quarter of 1996, reflecting lower average outstanding debt. Over the past 12 months, the Company has reduced its outstanding debt obligations by approximately $5.1 million.


Comparison of Operating Results for the Six Month
  Periods Ended June 30, 1997 and 1996

     For the six months ended June 30, 1997, the Company earned $2.2 million, or $.24 per share, on net revenues of $29.9 million, compared to earnings of $889 thousand, or $.09 per share, on net revenues of $26.6 million during the six months ended June 30, 1996. Operating income for the 1997 six month period totaled $5.1 million, compared to $3.2 million for the same period in
1996.   In each of the three categories, net revenues, operating income and net income, the 1997 six month results represent the highest results achieved during any comparable period in the Company's history.

     Casino revenues for the first six months of 1997 totaled $19.2 million, up 24% from casino revenues of $15.5 million for the first six months of 1996, driven by growth in both slot and table game revenues. Casino operating expenses amounted to 41.0% of casino revenues for the six months ended June 30, 1997, compared to 45.1% for the six month period ending June 30, 1996, with the improvement primarily resulting from higher revenues from slot and video poker devices, which are the Company's most profitable source of revenue.

     Food and beverage revenues totaled $8.7 million for the six months ended June 30, 1997, compared to $8.6 million for the six months ended June 30, 1996. Food and beverage operating expenses were unchanged at $4.8 million, resulting in a slight improvement in the food and beverage operating expense margin, which fell to 54.8% in the 1997 period from 55.7% for the same period in 1996.

     Hotel revenues for the first six months of 1997 totaled $4.9 million, unchanged from the results from the same period in 1996. The hotel operating expense margin for the six month period ended June 30, 1997 was 39.2%, compared to 37.4% for the first six months of 1996, due to higher levels of hotel complimentary expenses during the 1997 period.

     Selling, general and administrative expenses amounted to 26.4% of net revenues in the six months ended June 30, 1997, compared to 28.0% in the same period in 1996, primarily reflecting higher marketing costs during the 1996 second quarter.

     Interest expense for the six months ended June 30, 1997 totaled $1.7 million, down from $1.8 million for the same period in 1996, reflecting lower average outstanding debt in the 1997 period.


Liquidity and Capital Resources

     For the six months ended June 30, 1997, net cash provided by operating activities totaled $4.1 million. Net cash used in investing activities for the same period totaled $616 thousand, which consisted entirely of acquisitions of property and equipment at the Atlantis. Net cash used in financing activities during the same period totaled $4.6 million, with funds used to reduce debt and repurchase the Company's common stock. As a result, at June 30, 1997 the Company had cash of $2.9 million, compared to $4.0 million on December 31, 1996.

     On April 10, 1995, the Company announced that its Board of Directors authorized the open market repurchase of up to 200,000 shares of the Company's common stock to be used, in part, to fund future issuances of stock under the Company's director, executive, and employee stock option and incentive compensation plans. During the 1997 second quarter, the Company repurchased 17,000 shares of its common stock on the open market at a total cost of approximately $66 thousand. During the 12 months ended June 30, 1997, the Company has repurchased 70,000 shares of its common stock on the open market at a total cost of $221 thousand, and retains the ability to repurchase up to 100,000 shares under the Board's authorization. The Company has funded the purchases made to date and intends to fund any future repurchases from cash on hand.

     The Company believes that it is important to maintain the Atlantis as a first class resort facility in order to compete successfully and increase its customer base in the face of competitive pressures, and intends to expend funds on maintenance, refurbishment and renovation sufficient to maintain the Atlantis as such. Net Capital expenditures at the Atlantis totaled approxi-mately $454 thousand in the 1997 second quarter, including amounts financed.

    The Company maintains a bank loan with a syndicate of banks which has a reducing revolving feature allowing the Company to prepay and reborrow funds so long as the maximum amount outstanding does not exceed an established maximum amount. (For a complete description of the Company's bank loan arrangements, please see the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Item 8.) In order to minimize interest expense, the Company has in the past used available funds to prepay the bank loan, while preserving the right to reborrow certain of the prepaid amounts in order to enhance the Company's liquidity. As of August 12, 1997, the Company had prepaid all of the mandatory principal reductions due under its bank loan through July 31, 1998. Also as of August 12, 1997, the Company had approximately $3.6 million available under the bank loan, representing prepaid amounts available to be reborrowed and previously unused availability. Funds drawn on the bank loan can be used by the Company for purposes specified in the loan agreement, including capital expenditures at the Atlantis.

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

                         PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For information on litigation in which the Company is a party, see the Company's report on Form 10-K for the year ended December 31, 1996, Part I,
Item 3, and the Company's report on Form 10-Q for the quarter ended March 31, 1997, Part II, Item 1.

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




                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)



Date: August 13, 1997                  By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

                                EXHIBIT INDEX

Exhibit No.            Description                    Page No.
-----------            -----------                    --------
EX-27                  Financial Data Schedule