Form 10-Q
period 1997-09-30
MONARCH CASINO & RESORT INC
filed 1997-11-13
CIK 907242

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997

                                      or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ___ NO ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 12, 1997, there were 9,436,275 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended             Nine Months Ended
                                               September 30,                 September 30,
                                        --------------------------    --------------------------
                                             1997          1996            1997          1996
                                        ------------  ------------    ------------  ------------
                                         (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
Revenues
  Casino............................... $  9,845,923  $  8,452,900    $ 29,094,980  $ 23,932,501
  Food and beverage....................    4,615,082     4,379,561      13,308,028    12,975,987
  Hotel................................    3,204,724     2,824,034       8,061,099     7,737,375
  Other................................      625,005       500,466       1,752,834     1,772,503
                                        ------------  ------------    ------------  ------------
     Gross revenues....................   18,290,734    16,156,961      52,216,941    46,418,366
  Less promotional allowances..........   (2,345,759)   (1,970,683)     (6,385,061)   (5,653,233)
                                        ------------  ------------    ------------  ------------
     Net revenues......................   15,944,975    14,186,278      45,831,880    40,765,133
                                        ------------  ------------    ------------  ------------
Operating expenses
  Casino...............................    4,206,635     3,648,050      12,100,612    10,621,974
  Food and beverage....................    2,464,323     2,509,777       7,231,546     7,294,983
  Hotel................................      958,258       899,200       2,859,755     2,735,730
  Other................................      111,765       108,138         325,584       295,885
  Selling, general and administrative..    3,956,459     3,922,150      11,837,022    11,370,452
  Depreciation and amortization........    1,054,175       992,315       3,174,166     3,067,262
  Gaming development costs.............        6,449        31,831          22,079       102,093
                                        ------------  ------------    ------------  ------------
     Total.............................   12,758,064    12,111,461      37,550,764    35,488,379
                                        ------------  ------------    ------------  ------------
     Income from operations............    3,186,911     2,074,817       8,281,116     5,276,754
                                        ------------  ------------    ------------  ------------
Other income (expense)
  Interest expense.....................     (794,279)     (899,378)     (2,494,788)   (2,747,385)
  Minority interests in net loss of
   consolidated subsidiaries...........          -         192,404             -         206,456
  Impairment loss on fixed assets......          -      (1,030,592)            -      (1,030,592)
                                        ------------  ------------    ------------  ------------
     Total.............................     (794,279)   (1,737,566)     (2,494,788)   (3,571,521)
                                        ------------  ------------    ------------  ------------
     Income before income taxes........    2,392,632       337,251       5,786,328     1,705,233
Income tax expense.....................      813,495       118,037       1,967,351       596,830
                                        ------------  ------------    ------------  ------------
     Net income........................ $  1,579,137  $    219,214    $  3,818,977  $  1,108,403
                                        ============  ============    ============  ============
     Net income per share.............. $       0.17  $       0.02    $       0.40  $       0.12
                                        ============  ============    ============  ============
     Weighted average common
      shares outstanding...............    9,436,275     9,483,840       9,447,048     9,515,056
                                        ============  ============    ============  ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                         CONSOLIDATED BALANCE SHEETS

                                               September 30,   December 31,
                                                    1997            1996
                                               ------------    ------------
                                                (Unaudited)
ASSETS
Current assets
  Cash........................................ $  3,804,525    $  4,021,952
  Receivables, net............................    1,086,480         519,215
  Inventories.................................      378,466         362,193
  Prepaid expenses............................    1,314,925       1,188,650
  Deferred income taxes.......................    1,584,009       1,351,000
                                               ------------    ------------
     Total current assets.....................    8,168,405       7,443,010
                                               ------------    ------------
Property and equipment
  Land........................................   10,339,530      10,339,530
  Buildings...................................   36,576,362      36,428,415
  Furniture and equipment.....................   21,881,972      22,563,156
  Improvements................................    5,027,223       4,855,481
                                               ------------    ------------
                                                 73,825,087      74,186,582
  Less accumulated
   depreciation and amortization..............  (16,906,812)    (15,267,331)
                                               ------------    ------------
     Net property and equipment...............   56,918,275      58,919,251
                                               ------------    ------------

Other assets..................................      996,330       1,016,711
                                               ------------    ------------
                                               $ 66,083,010    $ 67,378,972
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $  2,419,630    $  3,487,169
  Accounts payable............................    2,112,656       2,817,766
  Accrued expenses............................    3,145,327       2,644,056
  Federal income taxes payable................      141,000             -
                                               ------------    ------------
     Total current liabilities................    7,818,613       8,948,991

Long-term debt, less current maturities.......   32,350,925      37,602,075
Deferred income taxes.........................    2,926,455       1,827,000

Commitments and contingencies.................          -               -

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............          -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 and 9,453,275 outstanding........       95,363          95,363
  Additional paid-in capital..................   17,241,788      17,008,779
  Treasury stock..............................     (329,875)       (264,000)
  Retained earnings...........................    5,979,741       2,160,764
                                               ------------    ------------
     Total stockholders' equity...............   22,987,017      19,000,906
                                               ------------    ------------
                                               $ 66,083,010    $ 67,378,972
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                       September 30,
                                               ----------------------------
                                                    1997            1996
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $  3,818,977    $  1,108,403
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............    3,174,166       3,067,262
    (Gain) loss on disposal of assets.........         (412)      1,006,679
    Increase in receivables, net..............     (567,265)       (142,789)
    Increase in inventories...................      (16,273)         (3,986)
    Increase in prepaid expenses..............     (126,275)        (78,550)
    (Increase) decrease in other assets.......       17,803         (77,611)
    Decrease in accounts payable..............     (705,110)       (768,029)
    Increase in accrued expenses..............      642,271       1,272,725
    Increase (decrease) in deferred
     income tax liability.....................    1,099,455        (390,249)
    Decrease in minority interests............          -          (206,456)
                                               ------------    ------------
     Net cash provided by
      operating activities....................    7,337,337       4,787,399
                                               ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets ...............      187,215             -
  Acquisition of property and equipment.......   (1,226,369)     (1,277,950)
                                               ------------    ------------
     Net cash used in investing activities....   (1,039,154)     (1,277,950)
                                               ------------    ------------
Cash flows from financing activities:
  Principal payments on long-term debt........   (6,449,735)     (3,546,388)
  Acquisition of treasury stock...............      (65,875)       (237,750)
                                               ------------    ------------
     Net cash used in financing activities....   (6,515,610)     (3,784,138)
                                               ------------    ------------

     Net decrease in cash.....................     (217,427)       (274,689)

Cash at beginning of period...................    4,021,952       3,644,363
                                               ------------    ------------
Cash at end of period......................... $  3,804,525    $  3,369,674
                                               ============    ============

Supplemental disclosure of cash flow information:
  Cash paid for interest...................... $  2,547,699    $  2,354,585
  Cash paid for income taxes..................      610,000         327,542
Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts.....      316,162         875,873

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

NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements for the three month and nine month periods ended September 30, 1997 and September 30, 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1996. The results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997, or for any other period.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended September 30, 1997 and 1996

     For the three month period ended September 30, 1997, the Company earned $1.6 million, or $.17 per share, on net revenues of $15.9 million, up from earnings of $219 thousand, or $.02 per share, on net revenues of $14.2 million for the three months ended September 30, 1996, a 620% and 12% increase in net income and net revenues, respectively. Income from operations for the three months ended September 30, 1997 totaled $3.2 million, up from $2.1 million for the three months ended September 30, 1996, a 54% increase. In each of the three categories, net revenues, operating income and net income, the 1997 third quarter results represent the highest results achieved during any quarter in the Company's history. The Company attributes its favorable 1997 third quarter results to the increasing popularity of the Company's Atlantis Casino Resort (the "Atlantis") and its south Reno location with patrons from the rapidly growing residential and industrial communities south of the Atlantis in Reno, as well as with visitors to the Reno area. The Company also credits effective marketing programs and continued emphasis on cost control.

     Casino revenues totaled $9.8 million in the third quarter of 1997, representing an increase of more than 16% over the $8.5 million reported for the third quarter of 1996. Slot revenues rose approximately 23% in the 1997 third quarter compared to the 1996 third quarter, while table game revenues increased by approximately 3%. The Company's slot and table game revenues were positively impacted in the 1997 third quarter by growth in the Atlantis' premium player segment as well as positive contributions from special events both at the Atlantis and in the Reno area. Casino operating expenses amounted to 42.7% of casino revenues in the 1997 third quarter, compared to 43.2% in the 1996 third quarter.

     Food and beverage revenues for the 1997 third quarter increased by more than 5% over the same period in 1996, rising to $4.6 million from $4.4 million, primarily as a result of an increase in the average ticket price at the Atlantis' food and beverage outlets. Food and beverage operating expenses during the 1997 third quarter amounted to 53.4% of food and beverage revenues, compared to 57.3% for the third quarter of 1996.

     Hotel revenues in the 1997 third quarter increased by approximately 13% over the same period in 1996, to $3.2 million in 1997 from $2.8 million in 1996. The increased revenues were driven by a 20% increase in the Atlantis' average daily room rate ("ADR") in the 1997 third quarter compared to the 1996 third quarter, which was partially offset by a 4.9 point drop in the Atlantis' average occupancy rate in the 1997 third quarter compared to the 1996 third quarter. During the 1996 third quarter, the Atlantis' hotel revenues were adversely impacted by unusually severe price competition in the Reno area lodging market, which the Company believes also negatively impacted the hotel revenues of the Atlantis' primary competitors. Hotel operating expenses in the 1997 third quarter equaled 29.9% of hotel revenues, compared to 31.8% for the same quarter in 1996.

     Other revenues in the 1997 third quarter totaled $625 thousand, up from $500 thousand in the 1996 third quarter, a 25% increase. The increase primarily reflects increased revenues from the Atlantis' retail operations and commission income in the 1997 third quarter.

     Selling, general and administrative ("SG&A") expenses amounted to 24.8% of net revenues in the third quarter of 1997, compared to 27.6% in the third quarter of 1996. The improvement in the SG&A expense margin in the 1997 third quarter reflects the Company's success in holding down the growth in SG&A costs in the 1997 third quarter to less than 1% compared to the 1996 period, while increasing net revenues during the same period by more than 12%. The Company incurred a relatively high level of marketing costs during the 1996 third quarter, primarily resulting from heightened levels of competition in the Reno area market during that period.

     Interest expense for the 1997 third quarter totaled $794 thousand, down from $899 thousand in the third quarter of 1996, a 12% decrease, reflecting lower average outstanding debt. During the first nine months of 1997, the Company has reduced its outstanding debt obligations by approximately $6.3 million.

     During the 1996 third quarter, the Company recorded a one-time, non-cash impairment loss on fixed assets of approximately $1 million (before minority interests). The impairment loss was recognized on a marine vessel owned by a subsidiary of the Company, which the Company had intended to use as a riverboat gaming vessel.


Comparison of Operating Results for the Nine Month
  Periods Ended September 30, 1997 and 1996

     For the nine months ended September 30, 1997, the Company earned $3.8 million, or $.40 per share, on net revenues of $45.8 million, compared to earnings of $1.1 million, or $.12 per share, on net revenues of $40.8 million during the nine months ended September 30, 1996, a 245% and 12% increase in net income and net revenues, respectively. Operating income for the 1997 nine month period totaled $8.3 million, compared to $5.3 million for the same period in 1996, a 57% increase. In each of the three categories, net revenues, operating income and net income, the 1997 nine month results represent the highest results achieved during any comparable period in the Company's history.

     Casino revenues for the first nine months of 1997 totaled $29.1 million, up approximately 22% from casino revenues of $23.9 million for the first nine months of 1996, driven by growth in both slot and table game revenues, which were up 26% and 8%, respectively. Casino operating expenses amounted to 41.6% of casino revenues for the nine months ended September 30, 1997, compared to 44.4% for the nine month period ended September 30, 1996, with the improvement primarily resulting from higher revenues from slot and video poker devices, which are the Company's most profitable source of revenue.

     Food and beverage revenues totaled $13.3 million for the nine months ended September 30, 1997, compared to $13.0 million for the nine months ended September 30, 1996, a 3% increase. Food and beverage operating expenses totaled $7.2 million for the nine month period ended September 30, 1997, compared to $7.3 million for the nine month period ended September 30, 1996, resulting in an improvement in the food and beverage operating expense margin, which fell to 54.3% for the nine month period ended September 30, 1997, from 56.2% for the nine month period ended September 30, 1996.

     Hotel revenues for the first nine months of 1997 totaled $8.1 million, up approximately 4% from $7.7 million for the first nine months of 1996. The hotel operating expense margin for the nine month period ended September 30, 1997 was 35.5%, compared to 35.4% for the 1996 nine month period.

     SG&A expenses amounted to 25.8% of net revenues for the nine months ended September 30, 1997, compared to 27.9% for the same period in 1996, primarily reflecting name change costs and increased marketing costs incurred in the second and third quarters of 1996.

     Interest expense for the nine months ended September 30, 1997 totaled $2.5 million, down from $2.7 million for the same period in 1996,a 9% decrease, reflecting lower average outstanding debt in the 1997 period.

     The Company's 1996 nine month results reflect a one-time, non-cash impairment loss on fixed assets of approximately $1 million (before minority interests). The impairment loss was recognized on a marine vessel owned by a subsidiary of the Company, which the Company had intended to use as a riverboat gaming vessel.


LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1997, net cash provided by operating activities totaled $7.3 million. Net cash used in investing activities for the same period totaled $1.0 million, which consisted entirely of acquisitions of property and equipment at the Atlantis. Net cash used in financing activities during the same period totaled $6.5 million, with funds used to reduce debt and repurchase the Company's common stock. As a result, at September 30, 1997 the Company had cash of $3.8 million, compared to $4.0 million on December 31, 1996.

     In April 1995, the Company announced that its Board of Directors authorized the open market repurchase of up to 200,000 shares of the Company's common stock to be used, in part, to fund future issuance of stock under the Company's director, executive, and employee stock option and incentive compensation plans. Although the Company did not repurchase any shares during the 1997 third quarter, over the past 15 months the Company has repurchased 100,000 shares of its common stock on the open market at a total cost of $330 thousand, and retains the ability to repurchase up to 100,000 shares under the Board's authorization. The Company has funded the purchases made to date and intends to fund any future repurchases from cash on hand.

     The Company believes that it is important to maintain the Atlantis as a first class resort facility in order to compete successfully and increase its customer base in the face of competitive pressures, and intends to expend funds on maintenance, refurbishment and renovation sufficient to maintain the Atlantis as such. Net Capital expenditures at the Atlantis totaled approxi-mately $547 thousand in the 1997 third quarter, including amounts financed, bringing net capital expenditures for the nine month period ended September 30, 1997, to approximately $1.4 million, including amounts financed.

    The Company maintains a bank loan with a syndicate of banks which has a reducing revolving feature allowing the Company to prepay and reborrow funds so long as the maximum amount outstanding does not exceed an established maximum amount. (For a complete description of the Company's bank loan arrangements, please see the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Item 8.) In order to minimize interest expense, the Company has in the past used available funds to prepay the bank loan, while preserving the right to reborrow certain of the prepaid amounts in order to enhance the Company's liquidity. As of November 12, 1997, the Company had prepaid all of the mandatory principal reductions due under its bank loan through January 31, 1999. Also as of November 12, 1997, the Company had approximately $4.7 million available under the bank loan, representing prepaid amounts available to be reborrowed and previously unused availability. Funds drawn on the bank loan can be used by the Company for purposes specified in the loan agreement, including capital expenditures at the Atlantis.

     The Company announced in 1995 that it had submitted plans for review and approval of a major expansion of the Atlantis to the City of Reno. Those plans were subsequently approved by the City of Reno substantially as submitted. The Company estimates that the total cost of the expansion, as approved by the City of Reno, would be in excess of $100 million; however, the Company has the option of building the project in phases, scaling back or abandoning the project. Management believes it could effectively utilize more room, restaurant, meeting space and gaming capacity at the Atlantis, and has begun designing the next phase of expansion of the Atlantis. The Company does not presently have the capital resources to construct the expansion project, nor has it obtained financing commitments for the expansion project. Furthermore, the Company cannot provide any assurance that financing will be available for this project on terms acceptable to the Company, if at all.

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




                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)



Date: November 13, 1997                By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

                                EXHIBIT INDEX

Exhibit No.            Description                    Page No.
-----------            -----------                    --------
EX-27                  Financial Data Schedule