Form 10-K
period 1997-12-31
MONARCH CASINO & RESORT INC
filed 1998-03-30
CIK 907242

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 27, 1998, based on the closing price as reported on The Nasdaq Stock Market(SM) of $5.75 per share, was approximately $13,403,681.

     As of February 27, 1998, Registrant had outstanding 9,436,275 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

     STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K WHICH EXPRESS THE "BELIEF", "ANTICIPATION", "INTENTION" OR "EXPECTATION", AS WELL AS OTHER STATEMENTS WHICH ARE NOT HISTORICAL FACT, AND STATEMENTS AS TO BUSINESS OPPORTUNITIES, MARKET CONDITIONS, COST ESTIMATIONS AND OPERATING PERFORMANCE INSOFAR AS THEY MAY APPLY PROSPECTIVELY, ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED.




































                                     -2-
                                    PART I

ITEM 1. BUSINESS

     Monarch Casino & Resort, Inc., through its wholly-owned subsidiary Golden Road Motor Inn, Inc. ("Golden Road"), owns and operates the tropically-themed Atlantis Casino Resort in Reno, Nevada (the "Atlantis"). Unless otherwise indicated, "Monarch" or the "Company" refers to Monarch Casino & Resort, Inc. and its subsidiaries Golden Road, Dunes Marina Resort & Casino, Inc. ("Dunes Marina"), and Sea World Processors, Inc. ("Sea World"). Monarch was incorporated in 1993 under Nevada law for the purpose of acquiring all of the stock of Golden Road. The principal asset of Monarch is the stock of Golden Road, which holds substantially all of the assets of the Atlantis. The Company's principal executive offices are located at 1175 West Moana Lane, Suite 200, Reno, Nevada 89509, telephone (702) 825-3355.

THE ATLANTIS CASINO RESORT

     Through Golden Road, the Company owns and operates the tropically-themed Atlantis, which is located approximately three miles south of downtown Reno in the generally more affluent southwest area of Reno. The Atlantis features a 32,000 square-foot casino; a hotel and a motor lodge; five restaurants; six bars; a nightclub; a swimming pool and health club; a gift shop; an 8,000 square-foot family entertainment center; 10,500 square feet of banquet and meeting space; and surface parking spaces for approximately 1,440 vehicles. The Atlantis is the closest hotel casino to the 370,000 square-foot Reno Sparks Convention Center (the "Convention Center"), and the only hotel casino located within easy walking distance of the Convention Center.

     Casino. The Atlantis' casino features approximately 35 table games, including blackjack, craps, roulette, mini-baccarat, "Let it Ride(TM)", "Three Card Poker(TM)", "Caribbean Stud(TM)", "Fortune Pai Gow Poker(TM)", and "Royal Match(TM)"; approximately 1,000 slot and video poker machines; a race and sports book (which is operated by an independent third party pursuant to a lease arrangement with the Company); and keno. During the year ended December 31, 1997, 77% of the Atlantis' casino revenue was from slot and video poker machines, 20% was from table games, and the remaining 3% was from keno.

     The Atlantis offers what the Company believes to be higher-than-average payout rates on slot machines and has adopted liberal rules for its blackjack games which include using mostly single decks of cards at its tables and allowing the player to "double down" on the first two cards. The Company's present policy is to extend gaming credit only to a limited number of qualified customers.

     Lodging. The Atlantis features two contiguous high-rise hotel towers offering a total of 443 rooms, and a low-rise motor lodge offering another 149 rooms, for a total guest room count of 592. The first of the two hotel towers was completed in April 1991, and contains 150 standard rooms and 10 one-bedroom suites in 13 stories. The second hotel tower was completed in September 1994, and contains 234 standard rooms, 16 parlor suites, 32 one-bedroom suites and one two-bedroom suite in 19 stories.

     The rooms in both hotel towers feature fresh, colorful interior decorations and furnishings consistent with the Atlantis' tropical theme, as well as nine-foot ceilings (most standard hotel rooms feature eight-foot ceilings), which give the rooms an open and spacious feel. Other guest

                                     -3-
amenities include a third-floor outdoor swimming pool and deck area with an adjoining indoor health club, and glass elevators which rise the full 19 stories of the taller hotel tower, providing a panoramic view of the northern Reno valley and the Sierra Nevada mountains.

     The two-story, 149-room motor lodge, which has been operated by the Company since 1973, is located on the back half of the Atlantis' 13-acre site. The motor lodge rooms, which are also decorated and furnished consistently with the Atlantis' tropical theme, contain less average square footage than the hotel rooms and have standard eight-foot ceilings. The Company believes the motor lodge rooms appeal to value conscious travelers who still want to enjoy the experience of and amenities associated with a stay at a first-class hotel casino resort. The Company renovated all of the motor lodge units in early 1996.

     The average occupancy rate at the Atlantis for fiscal years 1997, 1996, and 1995 was 85.9%, 88.7%, and 91.2%, respectively.

     Capital expenditures (including those financed with debt and capitalized lease obligations) at the Atlantis totaled approximately $2.3 million, $2.8 million, and $2.2 million in fiscal years 1997, 1996, and 1995, respectively. Capital expenditures during each of these years were primarily directed toward ongoing refurbishments and enhancements to the Atlantis, including equipment replacements. During 1996, the Company also renovated all of the Atlantis' motor lodge rooms at a total cost of approximately $690 thousand.

     Operations at the Atlantis are conducted 24 hours a day, every day of the year. The Atlantis' business is moderately seasonal in nature, with its highest revenues typically occurring in the summer months and lower amounts generally in the winter months.

ATLANTIS EXPANSION PROJECT

     In September 1995, the Company announced that it had submitted plans for review and approval of a major expansion of the Atlantis (the "Expansion Project") to the City of Reno. Those plans, which were subsequently approved by the City of Reno substantially as submitted, featured a new 27-story hotel tower with up to 921 rooms, 25,000 square feet of additional casino space, a four-story, 1,831-space parking garage, and approximately 78,000 square feet of additional public space including a 50,000 square foot special events plaza, three new restaurants, and expanded seating in the Atlantis' Purple Parrot and Toucan Charlie's Buffet and Grille restaurants. The plans also included two pedestrian overhead walkways; one of the walkways would connect the Atlantis with the 370,000 square foot Reno Sparks Convention Center, and the other would connect the Atlantis with the Company's 16-acre site adjacent to and across Virginia Street from the Atlantis (see Item 2, "PROPERTIES"). Under the terms of the approvals obtained for the Expansion Project, the Company has the right to scale back the Expansion Project, to build it in phases, or to not construct the Expansion Project at all.

     On December 30, 1997, the Company announced it had completed the refinancing of its long-term debt through a new $80 million bank construction and reducing revolving credit facility (the "Credit Facility"). The Credit Facility replaced approximately $33 million in long-term debt, and provided additional funds which the Company may use as a source of funding for the Expansion Project. With this source of funding in place, the Company's present intention is to construct the Expansion Project in two phases. The

                                     -4-
Company is in the final stages of planning and design for the first phase, which the Company presently anticipates will feature a new 28-story hotel tower containing approximately 390 rooms, approximately 16,000 square feet of additional casino space, additional restaurant capacity, and additional banquet and meeting space. The first phase might also include the pedestrian overhead walkway connecting the Atlantis with the Company's 16-acre site adjacent to and across Virginia Street from the Atlantis. The Company currently estimates that the cost of the first phase would be $55 to $65 million. Following completion of planning and design for the first phase, the Company intends to seek bids from qualified general contractors for the first phase. The Company's decision to move forward with the first phase will largely depend on obtaining favorable bids during this process. Should the Company decide to move forward with the first phase, it is likely that construction would begin in the Company's fiscal quarter ending June 30, 1998. The Company estimates that the first phase would take approximately 12 to 15 months to complete.

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

     Reno area residents. The Atlantis' proximity to rapidly growing, generally more affluent southwestern Reno residential areas provides a significant source of middle to upper-middle income gaming customers. The Company markets to Reno area residents ("Locals") primarily on the basis of the Atlantis' location and accessibility, the quality and ambiance of the Atlantis facility, friendly efficient service, the quality and relative value of its food and beverage offerings, entertainment offerings, promotions, and gaming values. The Company believes that Locals as a group tend to prefer slot and video poker machines over table games, and tend to prefer video poker machines over reel-spinning (or electronically simulated reel-spinning) slot machines. Accordingly, the Atlantis provides a large, diverse selection of video poker machines. Moreover, the Company believes that Locals tend to seek out and frequent those casinos with higher-than-average payout rates on slot and video poker machines and liberal rules on table games. The Company believes that the Atlantis offers higher-than-average payout rates on slot machines, and has adopted liberal rules for its blackjack games which include using mostly single decks of cards at its tables and allowing players to "double down" on the first two cards.

     Non-conventioneer Visitors. Reno is a popular gaming and vacation destination which enjoys direct freeway access to nearly all major northern California population centers, and non-stop air service from most large cities in the western United States as well as many midwest and southern population centers such as Chicago, Detroit, Dallas, Atlanta and St. Louis. The

                                     -5-
principal segments of Reno's non-conventioneer visitor market are leisure travelers, package tour and travel customers, and higher-level wagerers. The Company attempts to maximize its gaming revenues and hotel occupancy through a balanced marketing approach addressing each market segment.

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

     Conventioneers. Convention business, like package tour and travel, generates mid-week customer visits and supplements occupancy during low-demand periods. Conventioneers typically also pay higher average room rates than non-conventioneers. The Company seeks those convention and meeting groups which it believes will materially enhance the Atlantis' average occupancy rate and average daily room rates, as well as those the Company believes will be more likely to gamble. As the only hotel casino within easy walking distance of the Convention Center, the Company believes the Atlantis is uniquely well positioned to capitalize on this segment. The Company believes that this market segment is presently underserved in the Reno area, and that the additional rooms and amenities proposed with the Expansion Project at the Atlantis would significantly enhance the Company's ability to realize the potential of this market segment.

     The Company markets to all customer segments, including conventioneers, on the basis of the quality and ambiance of the Atlantis facility, friendly efficient service, the quality and relative value of its rooms and food and beverage offerings, entertainment offerings, promotions, and gaming values.

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

COMPETITION

     Competition in the Reno area gaming market is intense. The Company estimates that there are approximately 16 casinos in the Reno area which


                                     -6-
generate more than $12 million each annually in gaming revenues, approximately ten of which are located in downtown Reno.

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

     The Company believes that the Atlantis' primary competition for non-conventioneer visitors comes from other large-scale casinos, including those located in downtown Reno and those located away from downtown Reno, that offer amenities that appeal to middle to upper-middle income customers. The Company competes for non-conventioneer visitors on the basis of the desirability of its location, the quality and ambiance of the Atlantis facility, friendly efficient service, the quality and relative value of its rooms and food and beverage offerings, entertainment offerings, promotions, and gaming values. The Company believes that its location away from downtown Reno is appealing to many customers who prefer to avoid the more congested downtown Reno area; however, the Atlantis' location is a disadvantage in that it does not afford the Company the ability to generate walk-in traffic, which is a significant source of customers for some casinos located in downtown Reno.

     The Company believes that the Atlantis' primary competition for conventioneers comes from other large-scale hotel casinos in the Reno area that actively target the convention market segment, and secondarily from other cities on the U.S. west coast with large convention facilities and substantial hotel capacity, including Las Vegas. The Company competes for conventioneers based on the desirability of its location, the quality and ambiance of the Atlantis facility, meeting and banquet rooms designed to appeal to conventions and groups, friendly efficient service, and the quality and relative value of its rooms and food and beverage offerings. The Company believes that the Atlantis' proximity to the Convention Center affords it a distinct competitive advantage in attracting conventioneers.

     The Atlantis also competes for gaming customers with hotel casino operations located in other parts of Nevada, especially Las Vegas and Lake Tahoe, and with hotel casinos, Indian casinos, and riverboat casinos located elsewhere throughout the United States and the world. The Company believes that the Atlantis also competes to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, and other forms of legalized gaming, particularly in California and the Pacific Northwest.

     The Company believes that the legalization of unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key marketing areas, such as San Francisco or Sacramento, could have a material adverse effect on its business.





                                     -7-
REGULATION AND LICENSING

Nevada Gaming Regulation

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulation. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and the Reno City Council ("Reno Board"). (The Nevada Commission, the Nevada State Gaming Control Board, and the Reno Board are collectively hereinafter referred to as the "Nevada Gaming Authorities.")

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

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Golden Road in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and key employees of Golden Road must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of Golden Road may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming

                                     -8-
Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

     The Nevada Gaming Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of

                                     -9-
the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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




                                     -10-
     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

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

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign

                                     -11-
gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

EMPLOYEES

     As of February 27, 1998, the Company had approximately 1,256 employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

     The Company's properties consist of:

     (a) The approximately 13 acre site in Reno, Nevada on which the Atlantis is situated, including the hotel towers, casino, restaurant facilities and surrounding parking. These 13 acres are, in part or in whole, held subject to trust deed encumbrances in favor of financial institutions and seller financing totaling approximately $35.3 million as of February 27, 1998.

     (b) An approximately 16 acre site in Reno, Nevada adjacent to the Atlantis, approximately four acres of which is paved and used for employee, valet and overflow customer parking and the remainder of which is undeveloped. This site is suitable and available for future expansion of the Atlantis facilities, parking, or complimentary resort and/or entertainment amenities. The Company has not determined what the ultimate use of this site will be. These 16 acres are held subject to a trust deed encumbrance in the approximate amount of $33.4 million as of February 27, 1998, which amount is also secured by the 13 acre site.

ITEM 3. LEGAL PROCEEDINGS

     On April 26, 1994 and May 10, 1994, complaints in purported class action lawsuits (William Poulos v. Caesars World, Inc. et al., Case No. 94-478-Civ-Orl-22, and William H. Ahern v. Caesars World, Inc. et al., Case No. 94-532-Civ-Orl-22, respectively) were filed in the United States District Court for the Middle District of Florida (the "Florida Complaints"). The Florida Complaints were subsequently transferred to the United States District Court for the District of Nevada, Southern Division (the "Nevada District Court"). On September 26, 1995, a complaint in a purported class action lawsuit (Larry Schrier v. Caesars World, Inc. et al., Case No. 95-923-LDG (RJJ)) was filed in Nevada District Court (along with the Florida Complaints, the "Complaints"). The Complaints allege that manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company, have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints charge Defendants with violations of the Racketeer Influenced and

                                     -12-
Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. The Company filed motions to dismiss the Complaints. The Nevada District Court dismissed the Complaints, granting leave to Plaintiffs to re-file, and denying as moot all other pending motions, including those of the Company. Plaintiffs filed an amended complaint on or about May 31, 1996. Subsequently, the Nevada District Court consolidated the actions (and one other action styled William Poulos v. American Family Cruise Line, N.V. et al., Case No. CV -S-95-936-LDG (RLH), in which the Company is not a named defendant), ordered Plaintiffs to file a consolidated amended complaint on or before February 14, 1997, and ordered all defense motions, including those of the Company, withdrawn without prejudice. The parties have established a steering committee to address motion practice, scheduling and discovery matters. Plaintiffs filed their consolidated amended complaint on February 14, 1997. The Company renewed its motions to dismiss and joined in motions to dismiss filed by other defendants. In late December 1997, the Court granted in part and denied in part Defendants' Motions to Dismiss for Failure to Plead Fraud with Particularity and for Failure to State a Claim; granted in part and denied in part Defendants' Motion to Strike Changes Made in Plaintiffs' Consolidated Amended Complaint; denied Cruise Ship Defendant's Motion to Dismiss for Lack of Subject Matter Jurisdiction; denied Defendant Princess Hotel's Motion to Dismiss Under the Act of State Doctrine; and denied Defendants' Motion for a Stay on Primary Jurisdiction and Abstention Grounds. In addition, the Nevada District Court requested additional briefing from the parties with respect to Defendants' Motion to Dismiss for Lack of Personal Jurisdiction. Plaintiffs filed their Second Consolidated Amended Complaint on or about January 8, 1998. The Answer to the Second Consolidated Amended Complaint was filed on February 11, 1998. Management believes that the substantive allegations in the Complaints are without merit and intends vigorously to defend the allegations.

     On April 10, 1996, Choice Hotels International, Inc. ("Choice") filed an action (Choice Hotels International, Inc. v. Golden Road Motor Inn, Inc., Case No. PJM 96-1091) in the United States District Court for the District of Maryland (the "Choice Action"). Choice was seeking a declaratory judgment regarding the agreement under which the Company, until April 28, 1996, operated the Atlantis as a Clarion(TM) hotel (the "Choice Agreement"). Specifically, Choice sought a declaratory judgment as to (i) the effectiveness of a proposed 1993 modification to the Choice Agreement, (ii) the term of the Choice Agreement, (iii) the expansion fee provided under the Choice Agreement, and (iv) the date on which the Choice Agreement was terminable. Subsequently, Choice amended the Choice Action to include a claim for damages. On December 29, 1997, the Company and Choice entered into an agreement in which the parties agreed, inter alia, to mutually release each other from matters arising out of or based upon the Choice Agreement and the Choice Action. Pursuant to the same agreement, Choice agreed to file a stipulation dismissing the Choice Action with prejudice to all claims.

     On March 16, 1998, in the United States District Court for the Southern District of California, Dunes Marina entered a plea of guilty to one count of knowingly discharging plastic and garbage mixed with plastic from the Muskegon Clipper into ocean waters in violation of 33 U.S.C. Section 1908(a)(2) and 18 U.S.C. Section 2. The violation occurred in 1994 when the Muskegon Clipper was being towed from Seattle, Washington, to Mobile, Alabama, for refurbishing. Dunes Marina was fined $250,000.



                                     -13-
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1997.


                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's common stock trades on The Nasdaq Stock Market(SM) under the symbol MCRI. The following table sets forth the high and low sales prices of the Company's common stock, as reported by The Nasdaq Stock Market(SM), during the periods indicated.

                                   1997             1996
                              -------------  -------------
                               High    Low      High    Low
                              ------  ------   ------  ------
     First quarter...........  2 1/2       2    4 1/2   3 1/4
     Second quarter..........  4 3/8   2 1/4    4 1/8  3 5/16
     Third quarter...........  8 3/8   3 5/8    4 3/8   2 3/4
     Fourth quarter..........  7 3/8   4 1/2    3 1/4       2

     (b) As of February 27, 1998, there were approximately 160 holders of record of the Company's common stock, and approximately 1,300 beneficial stockholders.

     (c) The Company paid no dividends in 1997 or 1996. The Company presently intends to retain earnings to finance the operation and expansion of its business and does not anticipate declaring cash dividends in the foreseeable future. The Company's bank loan agreement also contains provisions which limit Monarch's ability to pay dividends to its stockholders. See Item 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements."



















                                     -14-
ITEM 6. SELECTED FINANCIAL DATA

                                                      Years ended December 31,
                                            --------------------------------------------
(In thousands except per share amounts)        1997<F1> 1996<F2> 1995<F3> 1994     1993
----------------------------------------------------------------------------------------
OPERATING RESULTS
Casino revenues                              $37,254  $31,836  $30,072  $20,306  $15,856
Other revenues                                30,365   29,476   30,099   21,482   15,330
                                            --------------------------------------------
Gross revenues                                67,619   61,312   60,171   41,788   31,186
Promotional allowances                        (8,504)  (7,676)  (6,772)  (5,348)  (3,974)
                                            --------------------------------------------
Net revenues                                  59,115   53,636   53,399   36,440   27,212
Income from operations                         8,975    6,049    6,351      636    3,985
Income (loss) before income
  taxes and extraordinary item                 5,722    1,298    2,323   (1,393)   1,961
Income (loss) before
  extraordinary item                           3,710      830    1,564     (722)     970
Net income (loss)                              3,526      830    1,564     (722)     970
Pro forma net income (unaudited)                 -        -        -        -        508
----------------------------------------------------------------------------------------
INCOME PER SHARE OF COMMON STOCK
Income (loss) before extraordinary item;
  pro forma in 1993
     Basic                                   $  0.39  $  0.09  $  0.16  $ (0.08) $  0.06
     Diluted                                 $  0.39  $  0.09  $  0.16  $ (0.08) $  0.06
Net income (loss);
  Pro forma in 1993
     Basic                                   $  0.37  $  0.09  $  0.16  $ (0.08) $  0.06
     Diluted                                 $  0.37  $  0.09  $  0.16  $ (0.08) $  0.06
Weighted average number of common shares
  and potential common shares outstanding
     Basic                                     9,444    9,502    9,536    9,536    8,070
     Diluted                                   9,479    9,502    9,536    9,536    8,070
----------------------------------------------------------------------------------------
OTHER DATA
EBITDA<F4>                                    13,284   10,191   10,370    3,372    5,657
Depreciation and amortization                  4,309    4,142    4,020    2,736    1,672
Interest expense                               3,253    3,627    4,087    2,330    2,024
Capital expenditures<F5>                       2,270    2,838    2,148   31,384    7,338
----------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                                 $67,828  $67,379  $69,269  $69,344  $37,946
Current maturities of long-term debt           2,244    3,487    3,993    5,387      844
Long-term debt, less current maturities       32,908   37,602   39,069   41,357   15,547
Stockholders' equity<F6>                      22,694   19,001   18,435   16,871   17,593

<F1> 1997 includes a $185 thousand non-cash extraordinary loss on early retirement of debt, net of applicable income tax benefit.
<F2> 1996 includes non-cash fixed asset impairment charges of $1.3 million (before minority interests).
<F3> 1995 includes a $433 thousand provision for litigation expenses related to two unfavorable judgments rendered in unrelated cases, and a $459 thousand charge for asset impairment associated with changing the name of the Company's hotel casino to the Atlantis Casino Resort.
<F4> "EBITDA" consists of income from operations plus depreciation and amortization.
     EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the
     Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.  This item enables comparison of the
     Company's performance with the performance of other companies that report EBITDA.
<F5> Includes amounts financed with debt or capitalized lease obligations.
<F6> The Company paid no dividends during the five year period ended December 31, 1997.

                                     -15-
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, Reno-area tourism conditions, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing), outcome of litigation, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

RESULTS OF OPERATIONS

     1997 Compared with 1996

     For the year ended December 31, 1997, the Company generated record earnings before extraordinary items of $3.7 million, or $.39 per share, compared to $830 thousand, or $.09 per share, for the year ended December 31, 1996. After giving effect to a non-cash extraordinary loss on the early retirement of debt (net of an applicable income tax benefit) of $(185) thousand, or $(.02) per share, the Company reported net income of $3.5 million or $.37 per share for the fiscal year ended December 31, 1997, compared to $830 thousand, or $.09 per share for the fiscal year ended December 31, 1996. The 1997 figures represent the best results reported during any year in the Company's history, with reported net income more than doubling the previous record of $1.6 million, or $.16 per share, set in 1995.

     Net revenues for 1997 totaled $59.1 million, up 10.2% from $53.6 million in 1996, while operating costs and expenses rose 5.3% to $50.1 million in 1997 from $47.6 million in 1996. The Company's operating expense margin (operating expenses as a percentage of net revenues) for 1997 was 84.8%, compared to 88.7% for 1996, resulting in a 48.4% increase in income from operations to $9.0 million in 1997 from $6.0 million in 1996. The Company believes the increases in revenue and profitability in 1997 resulted from the increasing popularity of the Atlantis and its south Reno location with patrons from the rapidly growing residential and business communities south of the Atlantis in Reno, as well as with visitors to the Reno area. The Company also credits effective casino marketing programs, and a continued emphasis on cost control.

     Casino revenues increased 17.0% in 1997 compared to 1996, driven by growth in both slot and table game win. Revenue from slot and video poker machines ("slot machines") increased approximately 20.4% in 1997 compared to 1996, due to an increase in the average daily win per slot machine, and contributed approximately 77% of casino revenue in 1997, compared to 75% in 1996. Table game win increased approximately 5.6% in 1997 compared to 1996, due to an approximately 17.5% increase in table game drop, which was partially offset by a moderate decline in table game hold. It has been the Company's experience that table game win is reasonably predictable over time, but can

                                     -16-
vary considerably over shorter periods, especially with respect to play from higher-level wagerers.

     The dominance held by slot machines in the Company's casino revenue mix is largely by design, as the Company has traditionally found slot machines to be more profitable than table games, and subject to less volatility. Nonetheless, table games remain a very important product offering for the Company, and the Company actively markets to table game customers.

     Casino operating expenses amounted to 43.1% of casino revenues during 1997, compared to 45.3% in 1996, with the higher expense levels during 1996 due primarily to higher levels of promotional allowance costs (relative to gaming revenues) during 1996.

     Hotel revenues increased 4.0% in 1997 compared to 1996, with a 7.2% increase in the Atlantis' average daily room rate ("ADR") more than offsetting a 2.8 point decline in the Atlantis' average occupancy rate. The Atlantis' average daily room rate in 1997 was $53.50, compared to $49.90 in 1996. The average occupancy rate at Atlantis was 85.9% in 1997 compared to 88.7% in 1996. During 1996, the Atlantis' hotel revenues were adversely impacted by unusually severe price competition in the Reno area lodging market, which the Company believes also negatively impacted the hotel revenues of the Atlantis' primary competitors. The Company believes that the decline in the Atlantis' average occupancy in 1997 was partly due to the approximately 26% increase in hotel room capacity added to the Reno market during 1995 and 1996 which the Company believes has not yet been fully absorbed, and partly due to a concerted effort by the Company to increase the Atlantis' ADR. Hotel operating expenses in 1997 equaled 36.4% of hotel revenues, essentially unchanged from 36.6% in 1996.

     Food and beverage revenues increased 2.3% in 1997, rising to $17.8 million from $17.4 in 1996, due primarily to higher average tickets at the Atlantis' food and beverage outlets. Food and beverage operating expenses during 1997 amounted to 54.3% of food and beverage revenues, compared to 55.8% in 1996, with the improvement due to lower food costs and improved operating efficiency.

     Selling, general and administrative ("SG&A") expenses amounted to 27.0% of net revenues in 1997, compared to 28.6% in 1996. The improvement primarily reflects the higher net revenues generated in 1997, which more than offset the incremental increase in actual SG&A outlays. The Company's 1996 SG&A expenses were also adversely affected by name change costs and increased marketing costs necessitated by the name change and an intensified competitive environment.

     Interest expense declined by 10.3% in 1997 compared to 1996, falling to $3.3 million from $3.6 million. The decrease reflects lower average outstanding debt during 1997.

     In 1997, the Company incurred a non-cash extraordinary loss on the early retirement of debt, net of an applicable income tax benefit, of $(185) thousand, or $(.02) per share. The extraordinary charge was incurred in the 1997 fourth quarter when the Company refinanced its long-term debt with the Credit Facility, resulting in the write-off of approximately $280 thousand in unamortized loan origination costs. In 1996, the Company recorded non-cash fixed asset impairment loss charges totaling $(1.3) million, which were offset by a minority interest in the net loss of a consolidated subsidiary of $206

                                     -17-
thousand. The impairment losses were recognized on a marine vessel owned by a subsidiary of the Company, which the Company had intended to use as a riverboat gaming vessel.

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

     Net revenues for 1996 totaled $53.6 million, virtually unchanged from $53.4 million for 1995, while operating costs and expenses rose to $47.6 million in 1996 from $47.0 million in 1995. The Company's operating expense margin for 1996 was 88.7%, compared to 88.1% for 1995, resulting in a drop in income from operations to $6.0 million in 1996 from $6.4 million in 1995. The Company's 1996 results reflect intensified competitive conditions in the Reno area market brought about by substantial increases in the market's hotel room capacity during the last half of 1995 and the first quarter of 1996, as well as the name change at the Atlantis completed in the 1996 second quarter. The Company's results were most acutely impacted by room rate pressures and increased marketing expenditures necessitated by the name change and the heightened competitive environment. The Company's results were also adversely impacted during the 1996 fourth quarter by unusually harsh winter weather conditions in the Reno area during the period between Christmas and New Year's eve, which is typically one of the busiest periods of the year at the Atlantis.

     Casino revenues increased 5.9% in 1996 compared to 1995, driven by improvements in both slot and table game win. Slot machines contributed approximately 75% of casino revenue in both 1996 and 1995. Slot win increased approximately 4.0% in 1996 compared to 1995, due to an increase in the average daily win per slot machine. Table game win increased approximately 15.2% in 1996 compared to 1995, primarily due to a higher table game hold percentage during 1996.

     Casino operating expenses amounted to 45.3% of casino revenues during 1996, compared to 43.1% in 1995, with the higher expense levels during 1996 due primarily to higher levels of promotional allowance costs during 1996.

     Hotel revenues declined 10.4% in 1996 compared to 1995, due to a 2.5 point decline in the Atlantis' average occupancy rate and a 8.9% decline in the average daily room rate. During 1996, the Atlantis had an average occupancy rate of 88.7%, compared to 91.2% in 1995. The Atlantis' average daily room rate in 1996 was $49.90, compared to $54.78 in 1995. The drop in hotel revenues in 1996 was the result of room rate pressures in the Reno area market, lower levels of convention activity in 1996 than in 1995, and high levels of activity at the National Bowling Stadium in downtown Reno during 1995, which the Company believes positively impacted its average hotel occupancy and average daily room rate during 1995. The National Bowling Stadium did not hold any tournaments similar in scale or duration in 1996.



                                     -18-
     Hotel operating expenses in 1996 equaled 36.6% of hotel revenues, compared to 39.7% in 1995, with the decrease primarily due to lower levels of licensing fees paid to Choice in 1996. Included in hotel operating expenses are fees paid to Choice of $213 thousand and $617 thousand in 1996 and 1995, respectively, under the Company's licensing agreement with Choice. The Company exercised its option to terminate its licensing agreement with Choice on April 28, 1996.

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

     SG&A expenses amounted to 28.6% of net revenues in 1996, compared to 26.8% in 1995. The increase primarily reflects increased marketing costs incurred in response to heightened competitive conditions in the Reno area market during the 1996 period, as well as name change costs incurred in the 1996 period. Included in the 1995 figure is approximately $433 thousand in one-time litigation costs related to two unfavorable judgments rendered in unrelated cases. The Company also recorded a one-time charge in the fourth quarter of 1995 in the amount of $459 thousand for asset impairment associated with changing the name of the Atlantis. Gaming development costs decreased to $87 thousand in 1996, down from $298 thousand in 1995, due to decreased levels of development activity.

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

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

     The Company is in the final stages of planning and designing the first phase of the Expansion Project (see Item 1, "BUSINESS, Atlantis Expansion Project"), and expects to decide whether or not to proceed with the Expansion Project in the 1998 second quarter. If the Company proceeds with the Expansion Project, it will involve major construction activity at the Atlantis, which could impede access to the property and result in business disruptions while the construction is underway. The Company believes it can mitigate the disruptive effects of construction by redirecting traffic flows, creating alternative access points at the Atlantis, and restricting construction crews, materials and vehicles to specified areas; however, the Company believes it is unlikely that such steps would completely alleviate the disruptive impact of such a large-scale construction project.

                                     -19-
     Moreover, if the Company proceeds with the Expansion Project, it will be subject to certain risks typically associated with large-scale construction projects including the risks of delay, shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference and unanticipated cost increases.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its daily hotel and casino activities with net cash provided by operating activities. For the years 1997, 1996, and 1995, net cash provided by operating activities totaled $9.6 million, $5.3 million, and $7.1 million, respectively. During each of the three years, net cash provided by operating activities was sufficient to fund the day to day operating expenses of the Company.

     Net cash used in investing activities, which consisted entirely of acquisitions of property and equipment, totaled $1.7 million, $1.5 million, and $1.7 million in 1997, 1996, and 1995, respectively. Total capital expenditures, including amounts financed, were $2.3 million, $2.8 million, and $2.1 million in 1997, 1996, and 1995, respectively. Capital expenditures during each of these years were primarily directed toward ongoing refurbishments and enhancements to the Atlantis, including equipment replacements. Of particular note, during 1996 the Company renovated substantially all 149 motor lodge rooms at the Atlantis, and during 1995, the Company purchased a computerized slot data system at the Atlantis used primarily for improved marketing to slot machine players.

     Net cash used in financing activities totaled $6.3 million, $3.5 million, and $4.1 million in 1997, 1996, and 1995, respectively. During 1997, the Company reduced its overall long-term debt by approximately $5.9 million, following reductions of approximately $2.0 million and $3.7 million in 1996 and 1995. The Company also repurchased 17,000 shares of its common stock on the open market during 1997 at a total cost of approximately $66 thousand.

     On December 30, 1997, the Company completed the refinancing of its long-term debt with the $80 million Credit Facility. The Credit Facility replaced approximately $33 million in existing long-term debt, and provides additional funds which the Company may use as a source of funding for the first phase of the Expansion Project. Under the terms of the Credit Facility, the Company has until August 1, 1998 to determine whether or not it will proceed with the Expansion Project. If the Company elects to proceed with the Expansion Project, the maximum available borrowings under the Credit Facility will be $80 million. If the Company elects not to proceed with the Expansion Project, the maximum available borrowings under the Credit Facility will be reduced to $37.5 million, and the construction provisions of the Credit Facility will be nullified. At December 31, 1997, the outstanding balance of the Credit Facility was $32.8 million. The principal terms of the Credit Facility are summarized at Note 4 of the Notes to Consolidated Financial Statements (see
Item 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements").

     The Company is in the final stages of planning and designing the first phase of the Expansion Project, which the Company currently estimates would cost $55 to $65 million (see Item 1, "BUSINESS, Atlantis Expansion Project"). Following completion of planning and design for this expansion, the Company intends to seek bids from qualified contractors for a fixed-price contract covering a majority of the hard construction costs. The Company's decision

                                     -20-
to move forward with the Expansion Project will largely depend on obtaining favorable results from this process. Assuming that a fixed-price contract can be negotiated with a qualified general contractor within the Company's range of expectations, and assuming that no major unexpected costs emerge for the Expansion Project, the Company believes it will have adequate resources available through cash on hand, cash flow from operations, and borrowings allowed under the Credit Facility to construct the first phase of the Expansion Project. However, the Company has not made any commitments to proceed with the Expansion Project, and presently has the option of scaling back the project, delaying it or abandoning it altogether should it choose to do so.

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

     The Company believes that its existing cash balances, cash flow from operations and borrowings allowed under the Credit Facility will provide the Company with sufficient resources to fund its operations, meet its existing debt obligations and fund its capital expenditure requirements; however, the Company's operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

     On April 10, 1995, the Company announced that its Board of Directors authorized the open market repurchase of up to 200,000 shares of the Company's common stock. As of February 27, 1998, the Company had repurchased 100,000 shares on the open market at a total cost of approximately $330 thousand. The Company has funded the purchases made to date and intends to fund any future repurchases from cash on hand.

     The approach of the year 2000 has become a potential problem for businesses utilizing computers in their operations since many computer programs are date sensitive and will only recognize the last two digits of the year, thereby recognizing the year 2000 as the year 1900 or not at all (the "Year 2000 Issue"). Management has made a comprehensive assessment of the Company's exposure to the Year 2000 Issue and what will be required to ensure that the Company is year 2000 compliant. The primary computer programs utilized in the Company's operations and financial reporting systems have been acquired from independent software vendors. All of these vendors have been formally contacted to determine whether their systems are year 2000 compliant, and, if not, timelines have been or will be established as to when the Company will receive the required upgrades that assure that these systems will be year 2000 compliant. Maintenance or modification costs associated with the Year 2000 Issue will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life. The Company does not expect to incur costs in connection with the Year 2000 Issue that would have a material impact on operations. Although the Company presently believes that all of its software programs will be year 2000


                                     -21-
compliant, there can be no assurances that the Company will not be adversely affected by the Year 2000 Issue.
























































                                     -22-
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


BOARD OF DIRECTORS
MONARCH CASINO & RESORT, INC.


     We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Casino & Resort, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




/s/Grant Thornton LLP
Reno, Nevada
January 30, 1998

















                                     -23-
                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years ended December 31,
                                         -------------------------------------------
                                              1997           1996            1995
                                         ------------   ------------    ------------
Revenues
  Casino................................ $ 37,254,033   $ 31,836,177    $ 30,071,556
  Food and beverage.....................   17,841,009     17,410,800      17,254,440
  Hotel.................................   10,199,911      9,811,353      10,955,326
  Other.................................    2,323,885      2,253,393       1,889,858
                                         ------------   ------------    ------------
     Gross revenues.....................   67,618,838     61,311,723      60,171,180
  Less promotional allowances...........   (8,504,072)    (7,675,567)     (6,772,428)
                                         ------------   ------------    ------------
     Net revenues.......................   59,114,766     53,636,156      53,398,752
                                         ------------   ------------    ------------
Operating expenses
  Casino................................   16,043,256     14,422,670      12,956,305
  Food and beverage.....................    9,682,253      9,714,389      10,597,878
  Hotel.................................    3,710,462      3,595,239       4,349,072
  Other.................................      430,471        394,256         363,496
  Selling, general and administrative...   15,964,188     15,318,911      14,302,522
  Depreciation and amortization.........    4,308,991      4,141,528       4,019,602
  Impairment of assets..................          -              -           459,323
                                         ------------   ------------    ------------
     Total..............................   50,139,621     47,586,993      47,048,198
                                         ------------   ------------    ------------
     Income from operations.............    8,975,145      6,049,163       6,350,554
                                         ------------   ------------    ------------
Other income (expense)
  Interest expense......................   (3,253,067)    (3,626,980)     (4,087,093)
  Impairment loss on fixed assets.......          -       (1,330,592)            -
  Minority interests in net loss of
   consolidated subsidiaries............          -          206,456          59,662
                                         ------------   ------------    ------------
     Total..............................   (3,253,067)    (4,751,116)     (4,027,431)
                                         ------------   ------------    ------------
     Income before income
      taxes and extraordinary item......    5,722,078      1,298,047       2,323,123
Provision for income taxes..............    2,011,930        468,179         758,900
                                         ------------   ------------    ------------
     Income before extraordinary item...    3,710,148        829,868       1,564,223
Extraordinary item - loss on
 early retirement of debt, net
 of applicable income tax
 benefit of $95,057.....................     (184,524)           -               -
                                         ------------   ------------    ------------
     Net income......................... $  3,525,624   $    829,868    $  1,564,223
                                         ============   ============    ============

INCOME PER SHARE OF COMMON STOCK
  Income before extraordinary item
     Basic.............................. $       0.39   $       0.09    $       0.16
     Diluted............................ $       0.39   $       0.09    $       0.16
  Net income
     Basic.............................. $       0.37   $       0.09    $       0.16
     Diluted............................ $       0.37   $       0.09    $       0.16
  Weighted average number of
   common shares and potential
   common shares outstanding
     Basic..............................    9,444,333      9,501,658       9,536,275
     Diluted............................    9,479,359      9,501,658       9,536,367

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                     -24-
                        MONARCH CASINO & RESORT, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                               ----------------------------
                                                    1997            1996
                                               ------------    ------------
ASSETS
Current assets
  Cash........................................ $  5,527,839    $  4,021,952
  Receivables, net............................      837,420         519,215
  Inventories.................................      570,367         362,193
  Prepaid expenses............................    1,333,176       1,188,650
  Deferred income taxes.......................    1,055,000       1,351,000
                                               ------------    ------------
     Total current assets.....................    9,323,802       7,443,010
                                               ------------    ------------
Property and equipment
  Land........................................   10,339,530      10,339,530
  Buildings...................................   36,955,345      36,428,415
  Furniture and equipment.....................   22,304,919      22,563,156
  Improvements................................    5,040,033       4,855,481
                                               ------------    ------------
                                                 74,639,827      74,186,582
  Less accumulated
   depreciation and amortization..............  (17,868,111)    (15,267,331)
                                               ------------    ------------
     Net property and equipment...............   56,771,716      58,919,251
                                               ------------    ------------

Other assets..................................    1,732,569       1,016,711
                                               ------------    ------------
                                               $ 67,828,087    $ 67,378,972
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $  2,243,611    $  3,487,169
  Accounts payable............................    4,111,457       2,817,766
  Accrued expenses............................    3,383,855       2,644,056
  Federal income taxes payable................      240,970             -
                                               ------------    ------------
     Total current liabilities................    9,979,893       8,948,991

Long-term debt, less current maturities.......   32,907,530      37,602,075
Deferred income taxes.........................    2,247,000       1,827,000
Minority interests............................          -               -

Commitments and contingencies.................          -               -

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............          -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 and 9,453,275 outstanding........       95,363          95,363
  Additional paid-in capital..................   17,241,788      17,008,779
  Treasury stock..............................     (329,875)       (264,000)
  Retained earnings...........................    5,686,388       2,160,764
                                               ------------    ------------
     Total stockholders' equity...............   22,693,664      19,000,906
                                               ------------    ------------
                                               $ 67,828,087    $ 67,378,972
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                     -25-
                        MONARCH CASINO & RESORT, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Common Stock
                           --------------------  Additional   Retained
                             Shares               Paid-in     Earnings   Treasury
                           Outstanding Amount     Capital     (Deficit)    Stock       Total
                           ----------- -------- ------------ ----------- --------   ------------
Balance, January 1, 1995     9,536,275 $ 95,363 $ 17,008,779 $  (233,327)$     -    $ 16,870,815
  Net income                       -        -            -     1,564,223       -       1,564,223
                           ----------- -------- ------------ ----------- ---------  ------------

Balance, December 31, 1995   9,536,275   95,363   17,008,779   1,330,896       -      18,435,038
  Net income                       -        -            -       829,868       -         829,868
  Treasury stock acquired,
   at cost                     (83,000)     -            -           -    (264,000)     (264,000)
                           ----------- -------- ------------ ----------- ---------  ------------

Balance, December 31, 1996   9,453,275   95,363   17,008,779   2,160,764  (264,000)   19,000,906
  Net income                       -        -            -     3,525,624       -       3,525,624
  Treasury stock acquired,
   at cost                     (17,000)     -            -           -     (65,875)      (65,875)
  Other                            -        -        233,009         -         -         233,009
                           ----------- -------- ------------ ----------- ---------  ------------
Balance, December 31, 1997   9,436,275 $ 95,363 $ 17,241,788 $ 5,686,388 $(329,875) $ 22,693,664
                           =========== ======== ============ =========== =========  ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.































                                     -26-
                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years ended December 31,
                                                ------------------------------------------
                                                     1997           1996           1995
                                                ------------   ------------   ------------
Cash flows from operating activities:
  Net income................................... $  3,525,624   $    829,868   $  1,564,223
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization..............    4,308,991      4,141,528      4,019,602
    Gain on disposal of assets.................       (4,589)       (22,862)           -
    Impairment of assets.......................          -        1,330,592        459,323
    (Increase) decrease in receivables, net....     (318,205)       (15,932)        78,895
    Increase in inventories....................     (208,174)       (46,637)          (825)
    (Increase) decrease in prepaid expenses....     (144,526)        26,196        (21,271)
    (Increase) decrease in
      deferred income tax asset................      529,009       (514,000)      (679,000)
    (Increase) decrease in other assets........      394,241         63,649       (313,084)
    Decrease in due to related parties.........          -              -         (404,603)
    Increase (decrease) in accounts payable....      108,691       (763,703)     1,110,392
    Increase in accrued expenses...............      980,769        247,794        318,838
    Increase in deferred income tax liability..      420,000        240,000      1,077,000
    Decrease in minority interests.............          -         (206,456)       (59,662)
                                                ------------   ------------   ------------
     Net cash provided by
      operating activities.....................    9,591,831      5,310,037      7,149,828
                                                ------------   ------------   ------------
Cash flows from investing activities:
  Proceeds from sale of assets.................      188,040        142,569            -
  Acquisition of property and equipment........   (1,933,080)    (1,593,865)    (1,707,028)
                                                ------------   ------------   ------------
     Net cash used in investing activities.....   (1,745,040)    (1,451,296)    (1,707,028)
                                                ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings...........   32,810,000        500,000     11,395,899
  Principal payments on long-term debt.........  (39,085,029)    (3,717,152)   (15,518,419)
  Acquisition of treasury stock................      (65,875)      (264,000)           -
                                                ------------   ------------   ------------
     Net cash used in financing activities.....   (6,340,904)    (3,481,152)    (4,122,520)
                                                ------------   ------------   ------------

     Net increase in cash......................    1,505,887        377,589      1,320,282

Cash at beginning of period....................    4,021,952      3,644,363      2,324,081
                                                ------------   ------------   ------------
Cash at end of period.......................... $  5,527,839   $  4,021,952   $  3,644,363
                                                ============   ============   ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest, net of
    capitalized interest....................... $  3,406,740   $  3,773,617   $  4,073,153
  Cash paid for income taxes...................      610,000        587,542        326,153

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts......      336,926      1,243,878        441,065
  Capitalized loan costs included
   in accounts payable.........................    1,185,000            -              -

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                     -27-
                        MONARCH CASINO & RESORT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years ended December 31, 1997, 1996, and 1995


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

Basis of Presentation

     Monarch Casino & Resort, Inc. ("Monarch") was incorporated in 1993. Golden Road Motor Inn, Inc. ("Golden Road") operates the Atlantis Casino Resort (the "Atlantis") in Reno, Nevada. Unless stated otherwise, the "Company" refers collectively to Monarch, its wholly owned subsidiary Golden Road, and majority owned subsidiaries, Dunes Marina Resort and Casino, Inc. ("Dunes Marina"), formed in December 1993, and Sea World Processors, Inc. ("Sea World"), purchased in February 1994.

     The consolidated financial statements include the accounts of Monarch, Golden Road, Dunes Marina and Sea World, and eliminate intercompany balances and transactions.

Use of Estimates

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

Reclassifications

     Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on the Company's net income.

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

     Buildings..........30-40 years
     Furniture..........5-10 years
     Equipment..........5-20 years
     Improvements.......15-40 years





                                     -28-
Casino Revenues

     Casino revenues represent the net win from gaming activity, which is the difference between wins and losses. Additionally, net win is reduced by a provision for anticipated payouts on progressive jackpots.

Promotional Allowances

     The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:

                                 Years ended December 31,
                         ---------------------------------------
                             1997          1996          1995
                         -----------   -----------   -----------
     Hotel.............. $   401,000   $   476,000   $   321,000
     Food and beverage..   5,393,000     5,043,000     4,155,000
                         -----------   -----------   -----------
                         $ 5,794,000   $ 5,519,000   $ 4,476,000
                         ===========   ===========   ===========

Advertising Costs

     All advertising costs are expensed as incurred. Advertising expense reported was $1,940,628, $1,558,895, and $1,808,386 for 1997, 1996, and 1995,
respectively.

Gaming Development Costs

     The Company's policy is to expense gaming development costs in current periods rather than capitalizing these costs and amortizing them over future periods. The Company expensed $67,572, $86,966, and $298,310 for gaming development in 1997, 1996 and 1995, respectively.

Income Taxes

     Income taxes are recorded in accordance with the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109. Under the asset and liability approach for financial accounting and reporting for income taxes, the following basic principles are applied in accounting for income taxes at the date of the financial statements: (a) a current liability or asset is recognized for the estimated taxes payable or refundable on taxes for the current year; (b) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on the provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred taxes is reduced, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.




                                     -29-
Earnings Per Share

     In 1997, the Company adopted the provisions of SFAS No. 128, Earnings Per Share. Earnings per share for all periods presented have been restated to reflect the adoption of SFAS No. 128. SFAS No. 128 requires companies to present basic earnings per share, and, if applicable, diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (Shares in thousands):

                                               Years ended December 31,
                                ------------------------------------------------------
                                      1997               1996               1995
                                ----------------   ----------------   ----------------
                                       Per Share          Per Share          Per Share
                                Shares   Amount    Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------   ------ ---------
Income before
 Extraordinary item
     Basic.....................  9,444    $0.39     9,502    $0.09     9,536    $0.16
     Effect of dilutive
      stock options............     35      -          -       -           0      -
                                ------ ---------   ------ ---------   ------ ---------
     Diluted...................  9,479    $0.39     9,502    $0.09     9,536    $0.16
                                ====== =========   ====== =========   ====== =========

Net Income
     Basic.....................  9,444    $0.37     9,502    $0.09     9,536    $0.16
     Effect of dilutive
      stock options............     35      -          -       -           0      -
                                ------ ---------   ------ ---------   ------ ---------
     Diluted...................  9,479    $0.37     9,502    $0.09     9,536    $0.16
                                ====== =========   ====== =========   ====== =========

     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares:

                                      1997          1996          1995
                                  -----------   -----------   -----------
Options to purchase shares of
 common stock (in thousands).....      26            32            21
Exercise prices.................. $4.88-$8.06   $3.50-$8.06   $7.25-$8.06
Expiration dates.................  9/98-6/00     9/98-6/00     9/98-6/99

Minority Interests

     For financial reporting purposes, the assets, liabilities and earnings of Dunes Marina and Sea World are consolidated with those of the Company, and the minority shareholder's interest (20%) in Dunes Marina and Sea World is

                                     -30-
included in the Company's financial statements as minority interest. Dunes Marina was incorporated in December 1993 to pursue gaming opportunities in Gary, Indiana, and does not own any assets. Sea World was purchased in February 1994, also to pursue gaming opportunities in Gary, Indiana. Sea World's sole asset was a marine vessel, which the Company wrote off in 1996 and divested in 1997.

Fair Value of Financial Instruments

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires the determination of fair value for certain of the Company's assets, liabilities and contingent liabilities. When practicable, the following methods and assumptions were used to estimate the fair value of those financial instruments included in the following categories:

Long-Term Debt:   The fair value of long-term debt is estimated based on the current borrowing rates offered to the Company for debt of the same remaining maturities.

     It is estimated that the carrying amounts of all of the Company's financial instruments approximate fair value at December 31, 1997.

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

NOTE 2.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                          December 31,
                                   -------------------------
                                       1997          1996
                                   -----------   -----------
     Casino....................... $   644,426   $   394,212
     Hotel........................     260,300       180,929
     Other........................      83,419        67,800
                                   -----------   -----------
                                       988,145       642,941
     Less allowance for
      doubtful accounts...........    (150,725)     (123,726)
                                   -----------   -----------
                                   $   837,420   $   519,215
                                   ===========   ===========






                                     -31-
NOTE 3.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                          December 31,
                                   -------------------------
                                       1997          1996
                                   -----------   -----------
     Accrued salaries, wages
      and related benefits........ $ 1,063,776   $   950,173
     Progressive slot machine
      and other gaming accruals...   1,426,365       764,396
     Accrued gaming taxes.........     101,133       173,511
     Accrued interest.............       6,843       160,516
     Other accrued liabilities....     785,738       595,460
                                   -----------   -----------
                                   $ 3,383,855   $ 2,644,056
                                   ===========   ===========

NOTE 4.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                           December 31,
                                                                   ---------------------------
                                                                       1997           1996
                                                                   ------------   ------------
     Amounts outstanding under bank construction and reducing
      revolving credit facility, collateralized by substantially all property and equipment of Golden Road and guaranteed
      by Monarch and it's three largest stockholders, with
      floating interest rates tied to a base rate approximately
      equal to the prime rate or LIBOR (at the Company's option)
      plus a margin which fluctuates according to the Company's
      ratio of funded debt to EBITDA.  At December 31, 1997,
      the Company's average interest rate was approximately 7.5%.
      The loan matures in June, 2004 with all unpaid interest
      and principal due and payable at that time.................. $ 32,810,000   $ 38,120,000
     Land purchase loan to seller, collateralized by real
      property, with interest fixed at 6%.  Interest only
      payable monthly until September 1998, when all unpaid
      principal and interest is due...............................    1,897,597      1,897,597
     Slot contracts, collateralized by equipment,
      maturing in 1998............................................      215,668        722,200
     Notes payable, collateralized by equipment, with
      principal and interest due monthly through 2000.............      227,876        349,447
                                                                   ------------   ------------
                                                                   $ 35,151,141   $ 41,089,244
     Less current maturities......................................   (2,243,611)    (3,487,169)
                                                                   ------------   ------------
                                                                   $ 32,907,530   $ 37,602,075
                                                                   ============   ============

     REFINANCING OF LONG-TERM DEBT. On December 30, 1997, Monarch, through Golden Road, completed the refinancing of its long-term debt through a new $80 million construction and reducing revolving bank credit facility (the "Credit Facility") arranged and underwritten by Wells Fargo Bank, N.A. (the "Agent Bank"). The Credit Facility replaced approximately $33 million in existing


                                     -32-
long-term debt, and provides additional funds which the Company may use as a source of funding for the first phase of the Expansion Project.

     THE CREDIT FACILITY. The Credit Facility is a direct obligation of Golden Road, and is guaranteed by Monarch. The Credit Facility is also guaranteed by John Farahi, Co-Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Monarch and Golden Road and General Manager of the Atlantis; Behrouz Ben Farahi, Co-Chairman of the Board, Chief Financial Officer, Secretary and Treasurer of Monarch and Golden Road; and Bahram (Bob) Farahi, Co-Chairman of the Board and President of Monarch and Golden Road, individually.

     Under the terms of the Credit Facility, the Company has until August 1, 1998 to determine whether or not it will proceed with the first phase of the Expansion Project. The Company may elect to proceed at any time prior to August 1, 1998 by providing the Agent Bank with certain additional information and loan documentation; submitting certain construction plans, schedules and budgets to the Agent Bank for approval; and requesting a construction draw under the Credit Facility. If the Company elects to proceed, the maximum available borrowings under the Credit Facility will be $80 million, and once this election is made, additional draws under the Credit Facility may be used only for construction of the Expansion Project until the Expansion Project is completed. Draws for the first phase of the Expansion Project will be subject to the satisfaction of various conditions typically applicable to construction loans. Following completion of the first phase of the Expansion Project, the Company may utilize proceeds from the Credit Facility for working capital needs and general corporate purposes relating to the Atlantis and for ongoing capital expenditure requirements at the Atlantis.

     Also at any time prior to August 1, 1998, the Company may elect not to construct the first phase of the Expansion Project by providing an irrevocable written notice to the Agent Bank. The Company will also automatically be deemed to have elected not to construct the first phase of the Expansion Project if it fails to proceed as described above by August 1, 1998. If the Company elects not to proceed, the maximum available borrowings under the Credit Facility will be reduced to $37.5 million and the construction provisions of the Credit Facility will be nullified.

     At the Company's option, borrowings under the Credit Facility can accrue interest at a rate designated by the Agent Bank as its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by the Company will include a margin added to either the Base Rate or to LIBOR that is tied to the Company's ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on the Company's Leverage Ratio, this margin can vary between 0.00 percent and 2.00 percent above the Base Rate, and between 1.50 percent and 3.50 percent above LIBOR. At December 31, 1997, the applicable margin was the Base Rate plus 0.00%, and the applicable LIBOR margin was LIBOR plus 1.5%. The Base Rate at December 31, 1997 was 8.5%, and the one month LIBOR was approximately 6.00%. At December 31, 1997, the Company had Base Rate loans outstanding of $310 thousand and LIBOR loans outstanding of $32.5 million.

     The maturity date of the Credit Facility is June 30, 2004. If the Company elects to proceed with the Expansion Project, the maximum principal available under the Credit Facility will reduce quarterly (commencing on July 1, 2000) from $80 million by an aggregate of $40 million in increasing increments ranging from $1.5 million to $6 million. If the Company elects

                                     -33-
not to construct the Expansion Project, the maximum principal available under the Credit Facility will reduce quarterly (commencing on October 1, 1998) from $37.5 million by an aggregate of $19.1 million in increasing increments ranging from $.6 million to $1.0 million. The Company may prepay borrowings under the Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period) so long as the amount repaid is at least $200 thousand and a multiple of $10 thousand. Following completion of the Expansion Project, or following an election by the Company not to construct the Expansion Project, amounts prepaid under the Credit Facility may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available. The Company may also permanently reduce the maximum principal available under the Credit Facility at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.

     The Credit Facility is secured by liens on substantially all of the real and personal property of Golden Road, as well as by the aforementioned parent and personal guarantees. The Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company's assets (including provisions requiring that a minimum amount equal to two percent of the Company's gaming revenues each year must be expended on capital expenditures at the Atlantis), and covenants restricting the Company's ability to merge, transfer ownership of Golden Road, incur additional indebtedness, encumber assets, and make certain investments. The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios, and provisions restricting transfers between Golden Road and Monarch and between Golden Road and other specified persons. The Credit Facility also contains provisions requiring the achievement of certain financial ratios before the Company can repurchase its common stock or pay or declare dividends.

     Following completion of the Expansion Project, or following an election by the Company not to construct the Expansion Project, the Credit Facility also provides for the Agent Bank to make certain swingline loans to the Company generally to provide short-term financing pending the funding of a draw by the lenders under the Credit Facility. Such swingline loans will accrue interest at the Base Rate in the same manner as other borrowings under the Credit Facility.

     The Company paid various fees and other loan costs upon the closing of the Credit Facility that will be amortized over the term of the Credit Facility. Following completion of the Expansion Project, or following an election by the Company not to construct the Expansion Project, the Company will be required to pay a fee equal to three eighths of one percent per annum on the average unused portion of the Credit Facility.

     The Company's previous bank loan facility was terminated prior to maturity in connection with the closing of the Credit Facility. As a result, the Company incurred an extraordinary pre-tax non-cash charge of approximately $280 thousand during the 1997 fourth quarter, reflecting the accelerated write-off of unamortized deferred financing costs.

     The schedule of maturities of the Company's long-term debt during the next five years will be materially different depending on whether or not the Company proceeds with the first phase of the Expansion Project. Therefore,

                                     -34-
the Company has provided below schedules illustrating estimated annual maturities of long-term debt, as of December 31, 1997, under both scenarios.

     The following schedule assumes that the Company elects to proceed with the first phase of the Expansion Project:

     Years ending
     December 31,
     ------------
         1998.......... $   2,243,611
         1999..........        94,857
         2000..........     4,002,673
         2001..........     6,000,000
         Thereafter        22,810,000
                        -------------
                        $  35,151,141
                        =============

The following schedule assumes that the Company elects not to proceed with the first phase of the Expansion Project:

     Years ending
     December 31,
     ------------
         1998.......... $   2,243,611
         1999..........        94,857
         2000..........     1,650,173
         2001..........     3,400,000
         Thereafter        27,762,500
                        -------------
                        $  35,151,141
                        =============

NOTE 5.  INCOME TAX

     Income tax expense consists of the following:

                                                    Years ended December 31,
                                            ---------------------------------------
                                                1997          1996          1995
                                            -----------   -----------   -----------
     Current expense....................... $ 1,062,921   $   694,747   $   360,900
     Deferred expense (benefit)............     949,009      (226,568)      398,000
                                            -----------   -----------   -----------
                                            $ 2,011,930   $   468,179   $   758,900
                                            ===========   ===========   ===========

     The difference between the Company's provision for federal income taxes as presented in the accompanying Consolidated Statements of Operations, and the provision for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings.



                                     -35-

                                                    Years ended December 31,
                                            ---------------------------------------
                                                1997          1996          1995
                                            -----------   -----------   -----------
     Income tax at the statutory rate......       34.0%         34.0%         34.0%
     Non-deductible expenses...............        1.2%          3.1%          2.9%
     Tax credits...........................        -             -           (1.7)%
     Minority stockholder interest
      in net loss of subsidiaries
      included in tax return...............        -             -           (0.9)%
     Other, net............................        -           (1.0)%        (1.6)%
                                            -----------   -----------   -----------
                                                  35.2%         36.1%         32.7%
                                            ===========   ===========   ===========

     The components of the deferred income tax assets and liabilities at December 31, 1997 and 1996, as presented in the Consolidated Balance Sheets, are as follows:

                                                1997          1996
                                            -----------   -----------
     CURRENT ASSETS
      Compensation and benefits............ $    73,000   $    45,000
      Bad debt reserves....................      51,000        42,000
      Accrued gaming liabilities...........     136,000       208,000
      Accrued other liabilities............      51,000           -
      Alternative minimum tax credit.......     506,000       885,000
      General business tax credit..........     238,000       171,000
                                            -----------   -----------
        Deferred income tax asset           $ 1,055,000   $ 1,351,000
                                            ===========   ===========

     NONCURRENT ASSETS
      Impairment of assets................. $       -     $   382,000
                                            -----------   -----------
                                                    -         382,000
                                            -----------   -----------
     NONCURRENT LIABILITIES
      Impairment of assets.................     (70,000)          -
      Depreciation.........................  (1,899,000)   (1,931,000)
      Land basis...........................    (278,000)     (278,000)
                                            -----------   -----------
                                             (2,247,000)   (2,209,000)
                                            -----------   -----------
        Deferred income tax liability       $(2,247,000)  $(1,827,000)
                                            ===========   ===========

NOTE 6.  BENEFIT PLANS

     Self Insurance - The Company is self-insured for health care claims for eligible active employees. Benefit plan administrators assist the Company in determining its liability for self-insured claims, and such claims are not discounted. The Company is also self-insured for workman's compensation. Both plans limit the Company's maximum liability under stop-loss agreements with insurance companies.




                                     -36-
     Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code.
Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than statutory limits. The Company contributes twenty five cents for each dollar contributed by a participant, with a maximum contribution of 4% of a participant's compensation. The Company's matching contribution was approximately $17,000 in 1997 and 1996.

     Stock Option Plans - The Company maintains three stock option plans, consisting of the Directors' Stock Option Plan, the Executive Long Term Incentive Plan, and the Employee Stock Option Plan, which collectively provide for the granting of up to 425,000 common shares. The exercise price of stock options granted under the plans is established by the respective plan committees, but the exercise price may not be less than the market price of the Company's common stock on the date the option is granted. Options expire five to ten years from the grant date.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting For Stock-Based Compensation, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost on the fair market value at the grant dates for awards under the stock option plans, consistent with the method prescribed by SFAS No. 123, net income and income per share would have been changed to the pro forma amounts indicated below:

                                                   Year Ended
                                                December 31, 1997
                                                -----------------
Income before
 extraordinary item         As reported            $3,710,148
                            Pro forma               3,515,191

Net income                  As reported             3,525,625
                            Pro forma               3,330,668

Basic earnings per share
 before extraordinary item  As reported                  0.39
                            Pro forma                    0.37

Basic earnings per share    As reported                  0.37
                            Pro forma                    0.35

Diluted earnings per share
 before extraordinary item  As reported                  0.39
                            Pro forma                    0.37

Diluted earnings per share  As reported                  0.37
                            Pro forma                    0.35

     The fair value of the Company's stock options was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: dividend yield of 0.0%; expected volatility of 35.0% and 55.0%, respectively; a risk free interest rate of 6.61% and 6.25%, respectively; and an expected holding period of three to seven years. Based on these assumptions, compensation expense was immaterial for 1996.


                                     -37-
     Presented below is a summary of the status of the Company's stock options and the related transactions for the year ended December 31, 1997.

                                                Weighted Average
                                      Shares     Exercise Price
                                     --------   ----------------
     Balance at January 1, 1997.....   31,700        $ 6.44
      Granted.......................  233,700          3.21
      Exercised.....................      -              -
      Forfeited/expired.............   (2,500)        (2.88)
                                     --------       --------
     Balance at December 31, 1997...  262,900        $ 3.60
                                     ========       ========

     Weighted average fair value of
      options granted during 1997...   $ 1.28
                                     ========

                                   Stock Options Outstanding   Stock Options Exercisable
                                   -------------------------   -------------------------
                                      Weighted   Weighted                      Weighted
                                      Average    Average                       Average
        Range of                    Contractual  Exercise                      Exercise
     Exercise Prices    Shares         Life       Price           Shares        Price
     ----------------   -------      --------    ---------        -------       --------
     $2.25 to $3.50     167,400        7.72        $ 2.77          52,400        $ 2.37
     $4.00 to $5.00      75,400        2.31          4.50          64,400          4.49
     $7.25 to $8.13      20,100        1.07          7.59          20,100          7.59
                        -------                                   -------
          Total         262,900                                   136,900
                        =======                                   =======

NOTE 7.  LEGAL PROCEEDINGS

     The Company is a defendant in various pending legal proceedings. In the opinion of management, all pending claims in such litigation will not, in the aggregate, have a material adverse effect on the Company's financial position or results of operations.



















                                     -38-
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on June 10, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on June 10, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on June 10, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on June 10, 1998.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements

             Included in Part II of this report:

             Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

             Consolidated Balance Sheets at December 31, 1997 and 1996.

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997.

             Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

             Notes to Consolidated Financial Statements.

          2. Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

                                     -39-
     (b)     Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the 1997 fourth quarter.

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

      4.02  Amended and Restated Monarch Casino & Resort, Inc. 1993 Directors'

            Stock Option Plan.

      4.03 Amended and Restated Monarch Casino & Resort, Inc. 1993 Executive Long Term Incentive Plan.

      4.04 Amended and Restated Monarch Casino & Resort, Inc. 1993 Employee Stock Option Plan.

     10.01 Construction and Reducing Revolving Credit Agreement, dated as of December 29, 1997, among Golden Road Motor Inn, Inc. as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi, and Behrouz Farahi as guarantors, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders and Swingline Lender is incorporated herein by reference to the Company's Form 8-K report (SEC File 0-22088) dated January 14, 1998, Exhibit 10.01.


                                     -40-
     10.02 First Amendment to Construction and Reducing Revolving Credit Agreement, dated as of January 9, 1998, among Golden Road Motor Inn, Inc. as Borrower, Monarch Casino & Resort, Inc., John Farahi,

            Bahram Farahi, and Behrouz Farahi as guarantors, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders, Swingline Lender and L/C Issuer.

     10.03 Lease, by and between Sierra Development Company, dba Club Cal-Neva, Tenant, and Golden Road Motor Inn, Inc., dba Clarion Hotel and Casino, Landlord, dated June 10, 1991 is incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16, Exhibit 10.03.

     10.04 Agreement for Purchase of Real Property between Marcelle M. Caramella, a widow, individually and Marcelle Margaret Caramella, as trustee of the Trust created under the Last Will and Testament of Ernest John Caramella, deceased, Ben A. Caramella and Cecile
            D. Caramella, as trustees of the Caramella Family Trust Agreement dated December 1, 1989, Marcelle Margaret Caramella, Erma V. Pezzi, Trustee of the Erma V. Pezzi Trust Agreement dated November 21, 1991, Golden Road Motor Inn, Inc. and Farahi Investment Company, dated June 1, 1993 is incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16, Exhibit 10.04.

     10.05 Agreement between Monarch Casino & Resort, Inc. and Peter Wilday dated May 13, 1994; First Amendment to Agreement between Monarch Casino & Resort, Inc. and Peter Wilday dated June 8, 1994; and Second Amendment to Agreement between Monarch Casino & Resort, Inc. and Peter Wilday dated March 23, 1995 are incorporated herein by reference from the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1994, Item 14(a)(3), Exhibit 10.20.

     10.06 Nonstandardized 401(k) Plan Adoption Agreement between Monarch Casino & Resort, Inc. and Smith Barney Shearson dated November 7, 1995 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 10.21.

     10.07 Recordkeeping Service Agreement between Monarch Casino & Resort, Inc. and Travelers Recordkeeping dated June 29, 1995 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 10.22.

     10.08 Trademark Agreement between Golden Road Motor Inn, Inc. and Atlantis Lodge, Inc., dated February 3, 1996 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 10.23.






                                     -41-
     21.01 List of Subsidiaries of Monarch Casino & Resort, Inc. is incorporated by reference from the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1993,
            Item 14(a)(3), Exhibit 21.01.

     27.01  Financial Data Schedule




















































                                     -42-
                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)



Date: March 26, 1998                   By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature          Title                                   Date
     ------------------ -----------------------------------     ----
     /s/ JOHN FARAHI    Co-Chairman of the Board of Directors,  March 27, 1998
     ------------------ Chief Executive Officer (Principal
     John Farahi        Executive Officer) and Director

     /s/ BOB FARAHI     Co-Chairman of the Board of Directors,  March 26, 1998
     ------------------ President, and Director
     Bob Farahi

     /s/ BEN FARAHI     Co-Chairman of the Board of Directors,  March 26, 1998
     ------------------ Secretary, Treasurer, Chief Financial
     Ben Farahi         Officer (Principal Financial Officer
                        and Principal Accounting Officer) and
                        Director

     /s/ JOHN P. UPHOFF Director                                March 27, 1998
     ------------------
     John P. Uphoff

     /s/FRANK A. MODICA Director                                March 27, 1998
     ------------------
     Frank A. Modica



                                     -43-
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

      4.02  Amended and Restated Monarch Casino & Resort, Inc. 1993 Directors'        46
            Stock Option Plan.

      4.03  Amended and Restated Monarch Casino & Resort, Inc. 1993 Executive         51
            Long Term Incentive Plan.

      4.04  Amended and Restated Monarch Casino & Resort, Inc. 1993 Employee          60
            Stock Option Plan.

     10.01  Construction and Reducing Revolving Credit Agreement, dated as of
            December 29, 1997, among Golden Road Motor Inn, Inc. as Borrower,
            Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi, and
            Behrouz Farahi as guarantors, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders and Swingline Lender is incorporated herein by reference to the Company's Form 8-K report (SEC File 0-22088) dated January
            14, 1998, Exhibit 10.01.

     10.02  First Amendment to Construction and Reducing Revolving Credit             66
            Agreement, dated as of January 9, 1998, among Golden Road Motor
            Inn, Inc. as Borrower, Monarch Casino & Resort, Inc., John Farahi,
            Bahram Farahi, and Behrouz Farahi as guarantors, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders, Swingline Lender and L/C Issuer.

     10.03  Lease, by and between Sierra Development Company, dba Club Cal-
            Neva, Tenant, and Golden Road Motor Inn, Inc., dba Clarion Hotel and Casino, Landlord, dated June 10, 1991 is incorporated herein by reference from the Company's Form S-1 registration statement
            (SEC File 33-64556), Part II, Item 16, Exhibit 10.03.



                                     -44-
     10.04  Agreement for Purchase of Real Property between Marcelle M.
            Caramella, a widow, individually and Marcelle Margaret Caramella, as trustee of the Trust created under the Last Will and Testament of Ernest John Caramella, deceased, Ben A. Caramella and Cecile
            D. Caramella, as trustees of the Caramella Family Trust Agreement dated December 1, 1989, Marcelle Margaret Caramella, Erma V.
            Pezzi, Trustee of the Erma V. Pezzi Trust Agreement dated
            November 21, 1991, Golden Road Motor Inn, Inc. and Farahi
            Investment Company, dated June 1, 1993 is incorporated herein by reference from the Company's Form S-1 registration statement (SEC
            File 33-64556), Part II, Item 16, Exhibit 10.04.

     10.05 Agreement between Monarch Casino & Resort, Inc. and Peter Wilday dated May 13, 1994; First Amendment to Agreement between Monarch
            Casino & Resort, Inc. and Peter Wilday dated June 8, 1994; and
            Second Amendment to Agreement between Monarch Casino & Resort,
            Inc. and Peter Wilday dated March 23, 1995 are incorporated herein by reference from the Company's Form 10-K report (SEC File
            0-22088) for the fiscal year ended December 31, 1994, Item
            14(a)(3), Exhibit 10.20.

     10.06  Nonstandardized 401(k) Plan Adoption Agreement between Monarch
            Casino & Resort, Inc. and Smith Barney Shearson dated November 7,
            1995 is incorporated herein by reference to the Company's Form
            10-K report (SEC File 0-22088) for the fiscal year ended December
            31, 1995, Item 14(a)(3), Exhibit 10.21.

     10.07  Recordkeeping Service Agreement between Monarch Casino & Resort,
            Inc. and Travelers Recordkeeping dated June 29, 1995 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 10.22.

     10.08  Trademark Agreement between Golden Road Motor Inn, Inc. and
            Atlantis Lodge, Inc., dated February 3, 1996 is incorporated herein by reference to the Company's Form 10-K report (SEC File
            0-22088) for the fiscal year ended December 31, 1995, Item
            14(a)(3), Exhibit 10.23.

     21.01 List of Subsidiaries of Monarch Casino & Resort, Inc. is incorporated by reference from the Company's Form 10-K report
            (SEC File 0-22088) for the fiscal year ended December 31, 1993,
            Item 14(a)(3), Exhibit 21.01.

     27.01  Financial Data Schedule
