Form 10-Q
period 1998-03-31
MONARCH CASINO & RESORT INC
filed 1998-05-15
CIK 907242

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ___ NO ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 8, 1998, there were 9,436,275 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                          March 31,
                                               ----------------------------
                                                    1998            1997
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Revenues
  Casino...................................... $  9,498,970    $  9,094,148
  Food and beverage...........................    4,223,401       4,175,846
  Hotel.......................................    2,402,414       2,258,367
  Other.......................................      562,394         493,343
                                               ------------    ------------
     Gross revenues...........................   16,687,179      16,021,704
  Less promotional allowances.................   (2,133,937)     (1,883,839)
                                               ------------    ------------
     Net revenues.............................   14,553,242      14,137,865
                                               ------------    ------------
Operating expenses
  Casino......................................    4,071,035       3,699,674
  Food and beverage...........................    2,285,703       2,329,423
  Hotel.......................................      920,614         912,234
  Other.......................................      117,313         106,054
  Selling, general and administrative.........    4,043,839       3,896,156
  Depreciation and amortization...............    1,130,044       1,066,304
                                               ------------    ------------
     Total....................................   12,568,548      12,009,845
                                               ------------    ------------
     Income from operations...................    1,984,694       2,128,020
                                               ------------    ------------
Other expense
  Interest expense............................      616,633         870,927
                                               ------------    ------------
     Total....................................      616,633         870,927
                                               ------------    ------------
     Income before income taxes...............    1,368,061       1,257,093
Provision for income taxes....................      465,106         427,411
                                               ------------    ------------
     Net Income............................... $    902,955    $    829,682
                                               ============    ============

Income per share of common stock
  Net income
    Basic..................................... $       0.10    $       0.09
    Diluted................................... $       0.10    $       0.09

  Weighted average number of common
   shares and potential common
   shares outstanding
    Basic.....................................    9,436,275       9,453,275
    Diluted...................................    9,504,643       9,453,275

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                 March 31,     December 31,
                                                    1998            1997
                                               ------------    ------------
                                                (Unaudited)
ASSETS
Current assets
  Cash........................................ $  4,026,365    $  5,527,839
  Receivables, net............................    1,284,444         837,420
  Inventories.................................      390,133         570,367
  Prepaid expenses............................    1,414,957       1,333,176
  Deferred income taxes.......................      965,000       1,055,000
                                               ------------    ------------
     Total current assets.....................    8,080,899       9,323,802
                                               ------------    ------------
Property and equipment
  Land........................................   10,339,530      10,339,530
  Buildings...................................   36,273,298      36,273,298
  Furniture and equipment.....................   22,828,759      22,304,919
  Improvements................................    5,040,033       5,040,033
                                               ------------    ------------
                                                 74,481,620      73,957,780
  Less accumulated
   depreciation and amortization..............  (18,914,934)    (17,868,111)
                                               ------------    ------------
                                                 55,566,686      56,089,669
  Construction in progress....................    1,244,440         682,047
                                               ------------    ------------
     Net property and equipment...............   56,811,126      56,771,716
                                               ------------    ------------
Other assets..................................    1,774,279       1,732,569
                                               ------------    ------------
                                               $ 66,666,304    $ 67,828,087
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $  2,420,444    $  2,243,611
  Accounts payable............................    1,960,296       4,111,457
  Accrued expenses............................    4,029,332       3,383,855
  Federal income taxes payable................      349,597         240,970
                                               ------------    ------------
     Total current liabilities................    8,759,669       9,979,893

Long-term debt, less current maturities.......   32,084,016      32,907,530
Deferred income taxes.........................    2,226,000       2,247,000
Commitments and contingencies.................          -               -

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............          -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 and 9,436,275 outstanding........       95,363          95,363
  Additional paid-in capital..................   17,241,788      17,241,788
  Treasury stock..............................     (329,875)       (329,875)
  Retained earnings...........................    6,589,343       5,686,388
                                               ------------    ------------
     Total stockholders' equity...............   23,596,619      22,693,664
                                               ------------    ------------
                                               $ 66,666,304    $ 67,828,087
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                    1998            1997
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $    902,955    $    829,682
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............    1,130,044       1,066,304
    (Gain) loss on disposal of assets.........       17,515            (343)
    Increase in receivables, net..............     (447,023)       (241,838)
    Decrease in inventories...................      180,234          37,575
    (Increase) decrease in prepaid expenses...      (81,781)         56,016
    Decrease in deferred income tax asset.....       90,000             -
    Increase in other assets..................      (41,710)         (7,370)
    Decrease in accounts payable..............   (2,151,161)       (566,362)
    Increase in accrued expenses..............      754,103         557,718
    Increase (decrease) in deferred
     income tax liability.....................      (21,000)        427,411
                                               ------------    ------------
     Net cash provided by
      operating activities....................      332,176       2,158,793
                                               ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets................        8,100             343
  Acquisition of property and equipment.......     (843,995)       (264,349)
                                               ------------    ------------
     Net cash used in investing activities....     (835,895)       (264,006)
                                               ------------    ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings..........    3,205,000             -
  Principal payments on long-term debt........   (4,202,755)     (1,487,765)
                                               ------------    ------------
     Net cash used in financing activities....     (997,755)     (1,487,765)
                                               ------------    ------------

     Net increase (decrease) in cash..........   (1,501,474)        407,022

Cash at beginning of period...................    5,527,839       4,021,952
                                               ------------    ------------
Cash at end of period......................... $  4,026,365    $  4,428,974
                                               ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest,
   net of capitalized interest................ $    243,209    $    851,446
  Capitalized interest........................       18,662             -
  Cash paid for income taxes..................      287,479             -

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts.....      351,074          90,154

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Monarch Casino & Resort, Inc. ("Monarch") was incorporated in 1993. Golden Road Motor Inn, Inc. ("Golden Road") operates the Atlantis Casino Resort (the "Atlantis") in Reno, Nevada. Unless stated otherwise, the "Company" refers collectively to Monarch, its wholly owned subsidiary, Golden Road, and majority owned subsidiaries, Dunes Marina Resort and Casino, Inc. ("Dunes Marina"), formed in December 1993, and Sea World Processors, Inc. ("Sea World"), purchased in February 1994.

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

Reclassifications

     Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on the Company's net income.

NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements for the three month periods ended March 31, 1998 and March 31, 1997 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997. The results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998, or for any other period.

NOTE 3.     EARNINGS PER SHARE

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

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (Shares in thousands):

                                   Three Months ended March 31,
                                -----------------------------------
                                      1998               1997
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,436    $0.10     9,453    $0.09
     Effect of dilutive
      stock options............     69      -          -       -
                                ------ ---------   ------ ---------
     Diluted...................  9,505    $0.10     9,453    $0.09
                                ====== =========   ====== =========

     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares:

                                  Three Months ended March 31,
                                  ----------------------------
                                      1998             1997
                                  -----------      -----------
Options to purchase shares of
 common stock (in thousands).....      15               22
Exercise prices.................. $7.25-$8.06      $3.50-$8.06
Expiration dates.................  9/98-6/00        9/98-6/01

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, Reno-area tourism conditions, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing), outcome of litigation, domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, and issues related to the year 2000.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended March 31, 1998 and 1997

     For the three month period ended March 31, 1998, the Company earned $903 thousand, or $.10 per share, on net revenues of $14.6 million, up from earnings of $830 thousand, or $.09 per share, on net revenues of $14.1 million for the three months ended March 31, 1997. Income from operations for the three months ended March 31, 1998 totaled $2.0 million, compared to $2.1 million for the same period in 1997. The Company's 1998 first quarter net income, earnings per share, and net revenue results represent new first quarter records for the Company; moreover, the Company achieved record levels of performance in spite of severe winter weather during the period. In the Reno area market, the January through March period encompassing the Company's first quarter has traditionally been marked by weather-related seasonality, with winter storms producing moderate to severe travel delays and difficulties for visitors to the region. The impact of weather on the 1998 first quarter was quite severe; weather patterns attributed to El-Nino produced far above average snowfall during the period and materially impeded travel to the Reno area during much of the quarter. Although severe flooding in the Reno area in January 1997 had a very detrimental short-term impact on the tourism environment, especially in downtown Reno, the Company believes the intensity and pervasiveness of the 1998 first quarter weather patterns had a larger overall negative impact on the Company's results. The Company estimates that road controls were in effect on the primary access roads into the Reno area approximately twice as many days in the 1998 first quarter as in the 1997 first quarter.

     Casino revenues were up 4.5% in the 1998 first quarter compared to the 1997 first quarter, reflecting growth in both slot and table game revenues. Slot revenues were up 4.3% in the 1998 first quarter compared to the 1997 first quarter due to an increase in the volume of slot machine play. Table game revenue in the 1998 first quarter rose 6.7% over the 1997 first quarter due to an increase in table game drop. Casino operating expenses amounted to 42.9% of casino revenues in the 1998 first quarter, compared to 40.7% in the

1997 first quarter, with the difference due primarily to higher labor costs resulting from an increase in the federal minimum wage, and higher promotional allowance costs in the 1998 period.

     Food and beverage revenues were essentially flat in the 1998 first quarter, increasing 1.1% over the 1997 first quarter. Food and beverage operating expenses amounted to 54.1% of food and beverage revenues during the 1998 first quarter, an improvement from 55.8% in the 1997 first quarter.

     Hotel revenues in the 1998 first quarter increased 6.4% from the 1997 first quarter, reflecting an improvement in the Atlantis' average daily room rate ("ADR") and a slight improvement in the Atlantis' average hotel occupancy rate. The Atlantis' ADR and hotel occupancy were up 5.3% and 1.1 percentage points, respectively, in the 1998 first quarter compared to the 1997 first quarter. Hotel operating expenses in the 1998 first quarter amounted to 38.3% of hotel revenues, compared to 40.4% in the 1997 first quarter, primarily reflecting a higher level of revenue from which to offset the relatively high level of fixed costs of the hotel operation.

     Other revenues increased 14.0% in the 1998 first quarter compared to the 1997 first quarter, primarily reflecting increased revenues from the Atlantis' retail outlet. Other expenses in the 1998 first quarter amounted to 20.9% of other revenues, compared to 21.5% in the 1997 first quarter.

     Selling, general and administrative expenses amounted to 27.8% of net revenues in the first quarter of 1998, essentially unchanged from 27.6% in the 1997 first quarter.

     Interest expense for the 1998 first quarter totaled $617 thousand, a decrease of 29% from $871 thousand in the 1997 first quarter. The decrease reflects lower average interest rates on outstanding debt and lower average outstanding debt during the 1998 period. The Company has aggressively reduced its outstanding debt over the past 12 months, bringing the total down by approximately $5.2 million.

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

     The Company has completed the planning and design work on an expansion of the Atlantis that would add approximately 390 rooms, 16,000 square feet of additional casino space and other amenities to the Atlantis (the "Expansion Project"), and has invited a limited number of qualified contractors to submit bids for a fixed-price contract covering a majority of the project's hard construction costs. The Company currently expects to decide whether or not to proceed with the Expansion Project in the 1998 second quarter. If the Company proceeds with the Expansion Project, it will involve major construction activity at the Atlantis, which could impede access to the property and result in business disruptions while the construction is underway. The Company believes it can mitigate the disruptive effects of construction by redirecting traffic flows, creating alternative access points at the Atlantis, and restricting construction crews, materials and vehicles to specified areas; however, the Company believes it is unlikely that such steps would completely alleviate the disruptive impact of such a large-scale construction project.

     On April 20, 1998, the Company entered into a $4.8 million contract with Krump Construction, Inc. ("Krump") of Reno, Nevada to construct a pedestrian overhead walkway connecting the Atlantis with a 16-acre site owned by the Company adjacent to and across South Virginia Street from the Atlantis (the

"Walkway Project"). Although the Walkway Project is much smaller in scale than the Expansion Project, the construction activity associated with the Walkway Project could also impede access to the property and result in business disruptions while the construction is underway. The Company intends to take similar steps to those described above to minimize the disruptive impact of this construction activity, but believes that some disruption will occur.

     With the Walkway Project, and to a larger degree if it proceeds with the Expansion Project, the Company will be subject to certain risks typically associated with large-scale construction projects, including the risks of delay, shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference and unanticipated cost increases.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1998, net cash provided by operating activities totaled $332 thousand. Net cash used in investing activities for the same period totaled $836 thousand, which consisted entirely of acquisitions of property and equipment at the Atlantis, and net cash used in financing activities totaled $1.0 million, with funds used to reduce the Company's outstanding debt. As a result, at March 31, 1998 the Company had cash of $4.0 million, compared to $5.5 million at December 31, 1997.

     On December 30, 1997, the Company completed the refinancing of its long-term debt with an $80 million construction and reducing revolving credit facility with a group of banks (the "Credit Facility"). The Credit Facility replaced approximately $33 million in existing long-term debt, and provides additional funds which the Company may use as a source of funding for the Expansion Project and the Walkway Project. Under the terms of the Credit Facility, the Company has until August 1, 1998 to determine whether or not it will proceed with the Expansion Project. If the Company elects to proceed with the Expansion Project, the maximum available borrowings under the Credit Facility will be $80 million. If the Company elects not to proceed with the Expansion Project, the maximum available borrowings under the Credit Facility will be reduced to $37.5 million, and the construction provisions of the Credit Facility will be nullified. At March 31, 1998, the outstanding balance of the Credit Facility was $32.0 million. The principal terms of the Credit Facility are summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The Company has completed the planning and design work for the Expansion Project, which the Company currently estimates would cost $55 to $65 million to construct, including the expected cost of the Walkway Project, and has invited a limited number of qualified contractors to submit bids for a fixed-price contract covering a majority of the Expansion Project's hard construction costs. The Company's decision to move forward with the Expansion Project will largely depend on obtaining favorable results from this process. Assuming that a fixed-price contract can be negotiated with a qualified general contractor within the Company's range of expectations, and assuming that no major unexpected costs emerge for the Expansion Project, the Company believes it will have adequate resources available through cash on hand, cash flow from operations, and borrowings allowed under the Credit Facility to construct the Expansion Project. However, the Company has not made commitments to proceed with the Expansion Project beyond the commitment to construct the Walkway Project as described herein, and presently has the option of scaling back the Expansion Project, delaying it or abandoning it altogether should it choose to do so.

     On April 20, 1998, the Company entered into a $4.8 million contract with Krump to construct the Walkway Project. The contract with Krump covers the hard construction costs of the Walkway Project; the Company currently estimates that the total cost of the Walkway Project will be $7 to $8 million. The Company believes it has adequate resources available through cash on hand, cash flow from operations, and borrowings allowed under the Credit Facility to construct the Walkway Project.

     In addition to the potential funding requirements associated with the Expansion Project and the Walkway Project, the Company continues to monitor expansion opportunities at its other Reno site and elsewhere in Nevada and in other jurisdictions. The decision by the Company to proceed with any substantial project will require the Company to secure adequate financing on acceptable terms. No assurances can be made that if such projects are pursued that adequate financing would be available on acceptable terms, if at all.

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

     On April 10, 1995, the Company announced that its Board of Directors authorized the open market repurchase of up to 200,000 shares of the Company's common stock. As of May 8, 1998, the Company had repurchased 100,000 shares on the open market at a total cost of approximately $330 thousand under this authorization. The Company has funded the purchases made to date and intends to fund any future repurchases from cash on hand.

     For a more detailed discussion of the Company's liquidity and capital resources, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Item 7.

                         PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

             Exhibit No.     Description
             -----------     -----------
             10.01           Agreement dated April 20, 1998, between Golden
                             Road Motor Inn, Inc. and Krump Construction, Inc.
             27.01           Financial Data Schedule

     (b)     Reports on Form 8-K

             On January 15, 1998, the Company filed a Report on Form 8-K in which it reported under Item 5, "Other Events", that it had refinanced its long-term debt through a new $80 million construction and reducing revolving credit facility.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)



Date: May 14, 1998                     By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

                                EXHIBIT INDEX

Exhibit No.            Description                    Page No.
-----------            -----------                    --------
10.01                  Agreement dated April 20, 1998    14
                       between Golden Road Motor Inn,
                       Inc. and Krump Construction,
                       Inc.
27.01                  Financial Data Schedule