Form 10-Q
period 1998-06-30
MONARCH CASINO & RESORT INC
filed 1998-08-14
CIK 907242

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ___ NO ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 10, 1998, there were 9,436,275 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended             Six Months Ended
                                                  June 30,                     June 30,
                                        --------------------------    --------------------------
                                             1998          1997            1998          1997
                                        ------------  ------------    ------------  ------------
                                         (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
Revenues
  Casino............................... $ 10,681,129  $ 10,154,909    $ 20,180,099  $ 19,249,057
  Food and beverage....................    4,772,862     4,517,100       8,996,263     8,692,946
  Hotel................................    3,046,689     2,598,008       5,449,103     4,856,375
  Other................................      695,125       634,486       1,257,519     1,127,829
                                        ------------  ------------    ------------  ------------
     Gross revenues....................   19,206,762    17,904,503      35,893,941    33,926,207
  Less promotional allowances..........   (2,633,993)   (2,155,463)     (4,767,930)   (4,039,302)
                                        ------------  ------------    ------------  ------------
     Net revenues......................   16,561,812    15,749,040      31,115,054    29,886,905
                                        ------------  ------------    ------------  ------------
Operating expenses
  Casino...............................    4,538,495     4,194,303       8,609,530     7,893,977
  Food and beverage....................    2,591,075     2,437,800       4,876,778     4,767,223
  Hotel................................      893,817       989,263       1,814,431     1,901,497
  Other................................      127,781       107,765         245,094       213,819
  Selling, general and administrative..    4,246,132     4,000,037       8,289,971     7,896,193
  Depreciation and amortization........    1,156,104     1,053,687       2,286,148     2,119,991
                                        ------------  ------------    ------------  ------------
     Total.............................   13,553,404    12,782,855      26,121,952    24,792,700
                                        ------------  ------------    ------------  ------------
     Income from operations............    3,008,408     2,966,185       4,993,102     5,094,205
                                        ------------  ------------    ------------  ------------
Other expense
  Interest expense.....................      581,101       829,582       1,197,734     1,700,509
                                        ------------  ------------    ------------  ------------
     Total.............................      581,101       829,582       1,197,734     1,700,509
                                        ------------  ------------    ------------  ------------
     Income before income taxes........    2,427,307     2,136,603       3,795,368     3,393,696
Provision for income taxes.............      825,284       726,445       1,290,390     1,153,856
                                        ------------  ------------    ------------  ------------
     Net Income........................ $  1,602,023  $  1,410,158    $  2,504,978  $  2,239,840
                                        ============  ============    ============  ============

Income per share of common stock
  Net income
    Basic.............................. $       0.17  $       0.15    $       0.27  $       0.24
    Diluted............................ $       0.17  $       0.15    $       0.26  $       0.24

  Weighted average number of common
   shares and potential common
   shares outstanding
    Basic..............................    9,436,275     9,451,780       9,436,275     9,452,524
    Diluted............................    9,508,406     9,462,325       9,506,560     9,454,600

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                   June 30,    December 31,
                                                    1998            1997
                                               ------------    ------------
                                                (Unaudited)
ASSETS
Current assets
  Cash........................................ $  4,034,413    $  5,527,839
  Receivables, net............................    1,339,263         837,420
  Inventories.................................      410,799         570,367
  Prepaid expenses............................    1,485,839       1,333,176
  Deferred income taxes.......................      695,000       1,055,000
                                               ------------    ------------
     Total current assets.....................    7,965,314       9,323,802
                                               ------------    ------------
Property and equipment
  Land........................................   10,339,530      10,339,530
  Buildings...................................   36,273,298      36,273,298
  Furniture and equipment.....................   23,412,042      22,304,919
  Improvements................................    5,067,268       5,040,033
                                               ------------    ------------
                                                 75,092,138      73,957,780
  Less accumulated
   depreciation and amortization..............  (20,025,261)    (17,868,111)
                                               ------------    ------------
                                                 55,066,877      56,089,669
  Construction in progress....................    2,555,845         682,047
                                               ------------    ------------
     Net property and equipment...............   57,622,722      56,771,716
                                               ------------    ------------
Other assets..................................    1,781,578       1,732,569
                                               ------------    ------------
                                               $ 67,369,614    $ 67,828,087
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $  2,512,504    $  2,243,611
  Accounts payable............................    2,802,764       4,111,457
  Accrued expenses............................    3,166,828       3,383,855
  Federal income taxes payable................      220,881         240,970
                                               ------------    ------------
     Total current liabilities................    8,702,977       9,979,893

Long-term debt, less current maturities.......   31,232,995      32,907,530
Deferred income taxes.........................    2,235,000       2,247,000
Commitments and contingencies.................          -               -

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............          -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 and 9,436,275 outstanding........       95,363          95,363
  Additional paid-in capital..................   17,241,788      17,241,788
  Treasury stock..............................     (329,875)       (329,875)
  Retained earnings...........................    8,191,366       5,686,388
                                               ------------    ------------
     Total stockholders' equity...............   25,198,642      22,693,664
                                               ------------    ------------
                                               $ 67,369,614    $ 67,828,087
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended
                                                           June 30,
                                               ----------------------------
                                                    1998            1997
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $  2,504,978    $  2,239,840
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............    2,286,148       2,119,991
    (Gain) loss on disposal of assets.........       17,495            (412)
    Increase in receivables, net..............     (501,843)       (580,824)
    Decrease in inventories...................      159,568          30,418
    Increase in prepaid expenses..............     (152,663)       (315,563)
    Decrease in deferred income tax asset.....      360,000             -
    Increase in other assets..................      (49,009)        (19,167)
    Decrease in accounts payable..............   (1,308,693)       (459,731)
    Increase (decrease) in accrued expenses...     (237,116)          8,324
    Increase (decrease) in deferred
     income tax liability.....................      (12,000)      1,078,856
                                               ------------    ------------
     Net cash provided by
      operating activities....................    3,066,865       4,101,732
                                               ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets................        8,120         187,215
  Acquisition of property and equipment.......   (2,495,561)       (802,716)
                                               ------------    ------------
     Net cash used in investing activities....   (2,487,441)       (615,501)
                                               ------------    ------------
Cash flows from financing activities:
  Principal payments on long-term debt........   (2,072,850)     (4,504,805)
  Acquisition of treasury stock...............          -           (65,875)
                                               ------------    ------------
     Net cash used in financing activities....   (2,072,850)     (1,084,449)
                                               ------------    ------------

     Net decrease in cash.....................   (1,493,426)     (1,084,449)

Cash at beginning of period...................    5,527,839       4,021,952
                                               ------------    ------------
Cash at end of period......................... $  4,034,413    $  2,937,503
                                               ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest,
   net of capitalized interest................ $  1,198,350    $  1,726,687
  Capitalized interest........................       47,409             -
  Cash paid for income taxes..................      962,479         360,000

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts.....      667,208         192,987

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

NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements for the three month and six month periods ended June 30, 1998 and June 30, 1997 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997. The results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998, or for any other period.

NOTE 3.     EARNINGS PER SHARE

     In 1997, the Company adopted the provisions of SFAS No. 128, Earnings Per Share. Earnings per share for all periods presented have been restated to reflect the adoption of SFAS No. 128. SFAS No. 128 requires companies to present basic earnings per share, and, if applicable, diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share

                                     -5-

reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (Shares in thousands):

                                    Three Months ended June 30,
                                -----------------------------------
                                      1998               1997
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,436    $0.17     9,452    $0.15
     Effect of dilutive
      stock options............     72      -          10      -
                                ------ ---------   ------ ---------
     Diluted...................  9,508    $0.17     9,462    $0.15
                                ====== =========   ====== =========

                                     Six Months ended June 30,
                                -----------------------------------
                                      1998               1997
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,436    $0.27     9,453    $0.24
     Effect of dilutive
      stock options............     70     (.01)        2      -
                                ------ ---------   ------ ---------
     Diluted...................  9,506    $0.26     9,455    $0.24
                                ====== =========   ====== =========

     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares:

                                   Three Months ended June 30,
                                  ----------------------------
                                      1998             1997
                                  -----------      -----------
Options to purchase shares of
 common stock (in thousands).....      17               77
Exercise prices.................. $6.44-$8.06      $3.50-$8.06
Expiration dates.................  9/98-5/08        9/98-6/02

                                    Six Months ended June 30,
                                  ----------------------------
                                      1998             1997
                                  -----------      -----------
Options to purchase shares of
 common stock (in thousands).....      17              188
Exercise prices.................. $6.44-$8.06      $2.88-$8.06
Expiration dates.................  9/98-5/08        9/98-5/07

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended June 30, 1998 and 1997

     For the three month period ended June 30, 1998, the Company earned $1.6 million, or $.17 per share, on net revenues of $16.6 million, up from earnings of $1.4 million, or $.15 per share, on net revenues of $15.7 million for the three months ended June 30, 1997. The Company's income from operations totaled $3.0 million in each of the 1998 and 1997 second quarter periods. The Company's net revenues, net income and earnings per share for the three months ended June 30, 1998 represent the best second quarter results in the Company's history. In the 1998 second quarter, the Company continued to benefit from the rapid growth occurring in the residential and industrial communities south of the Atlantis in Reno, and from the increasing popularity of the Atlantis with visitors to the Reno area. The Company also believes its 1998 second quarter results reflect effective marketing programs and the positive impact of the 1998 American Bowling Congress ("ABC") tournament, which ran from March through June at the National Bowling Stadium in downtown Reno.

     Casino revenues totaled $10.7 million in the second quarter of 1998, up from $10.2 million in the 1997 second quarter, with increases in both slot and table game revenues contributing to the increase. Casino operating expenses amounted to 42.5% of casino revenues in the 1998 second quarter, compared to 41.3% in the 1997 second quarter, primarily as a result of higher promotional allowance costs in the 1998 period.

     Food and beverage revenues for the 1998 second quarter totaled $4.8 million, up from $4.5 million for the 1997 second quarter, with the increase primarily due to an increase in the amount of revenue generated per customer at the Atlantis' food and beverage outlets. Food and beverage operating expenses during the 1998 second quarter amounted to 54.3% of food and beverage revenues, up slightly from 54.0% for the second quarter of 1997.

     Hotel revenues in the 1998 second quarter increased to $3.0 million from $2.6 million in the 1997 second quarter, reflecting a substantial improvement in the Atlantis' average daily room rate ("ADR") and a slight improvement in the Atlantis' average occupancy rate during the 1998 period. Hotel operating expenses in the 1998 second quarter equaled 29.3% of hotel revenues, compared to 38.1% for the same quarter in 1997, with the improvement reflecting increased operating efficiencies and a higher level of revenue from which to offset the relatively high level of fixed costs of the hotel operation.

     Other revenues in the 1998 second quarter totaled $695 thousand, up from $634 thousand in the 1997 second quarter, with the increase due primarily to increased retail sales at the Atlantis. Other expenses increased slightly as a percentage of other revenues, rising to 18.4% in the 1998 second quarter from 17.0% in the 1997 second quarter.

     Selling, general and administrative expenses were essentially unchanged in the 1998 second quarter at 25.6% of net revenues, compared to 25.4% in the second quarter of 1997.

     Interest expense for the 1998 second quarter totaled $581 thousand, down from $830 thousand in the second quarter of 1997, reflecting lower average outstanding debt, lower average interest rates on the Company's debt, and the capitalization of certain interest costs during the 1998 period. During the 1998 second quarter, the Company capitalized approximately $29 thousand in interest costs related to construction activities at the Atlantis.


Comparison of Operating Results for the Six Month
  Periods Ended June 30, 1998 and 1997

     For the six months ended June 30, 1998, the Company earned $2.5 million, or $.26 per share (diluted), on net revenues of $31.1 million, compared to earnings of $2.2 million, or $.24 per share, on net revenues of $29.9 million during the six months ended June 30, 1997. Operating income for the 1998 six month period totaled $5.0 million, compared to $5.1 million for the same
period in 1997.   Net revenues, net income and earnings per share for the
first half of 1998 represented the best first half results in Monarch's history.

     Casino revenues for the first six months of 1998 totaled $20.2 million, up from $19.2 million for the first six months of 1997, driven by growth in both slot and table game revenues. Casino operating expenses amounted to 42.7% of casino revenues for the six months ended June 30, 1998, compared to 41.0% for the six month period ending June 30, 1997, with the change due primarily to higher promotional allowance costs during the 1998 period.

     Food and beverage revenues totaled $9.0 million for the six months ended June 30, 1998, compared to $8.7 million for the six months ended June 30, 1997. The Company's food and beverage operating expense margin improved slightly to 54.2% in the 1998 period from 54.8% for the same period in 1997.

     Hotel revenues for the first six months of 1998 totaled $5.4 million, up from $4.9 million for the first six months of 1997, with the improvement primarily due to an increase in the Atlantis' ADR in the 1998 period. The hotel operating expense margin for the six month period ended June 30, 1998 was 33.3%, compared to 39.2% for the first six months of 1997, with the improvement reflecting increased operating efficiencies and a higher level of revenue from which to offset the relatively high level of fixed costs of the hotel operation.

     Selling, general and administrative expenses were essentially unchanged in the first six months of 1998 at 26.6% of net revenues, compared to 26.4% in the first six months of 1997.

     Interest expense for the first six months of 1998 totaled $1.2 million, down from $1.7 million in the first six months of 1997, reflecting lower average outstanding debt, lower average interest rates on the Company's debt, and the capitalization of certain interest costs during the 1998 period. During the 1998 period, the Company capitalized approximately $47 thousand in interest costs related to construction activities at the Atlantis.

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

     The Company signed an agreement with Perini Building Company on June 12, 1998 to construct an expansion of the Atlantis that will add approximately 390 rooms, 16,000 square feet of additional casino space and other amenities to the Atlantis (the "Expansion Project"). Major construction activity is underway at the Atlantis, which could result in business disruptions while the construction is underway. The Company has carefully planned the project to mitigate the disruptive effects of construction by redirecting traffic flows, creating alternative access points at the Atlantis, and restricting construction crews, materials and vehicles to specified areas; however, the Company believes it is unlikely that such steps will completely alleviate the disruptive impact of this large-scale construction project.

     On April 20, 1998, the Company entered into a contract with Krump Construction, Inc. ("Krump") of Reno, Nevada to construct a pedestrian overhead walkway connecting the Atlantis with a 16-acre site owned by the Company adjacent to and across South Virginia Street from the Atlantis (the "Walkway Project"). Although the Walkway Project is much smaller in scale than the Expansion Project, the construction activity associated with the Walkway Project could also impede access to the property and result in business disruptions while the construction is underway. The Company has taken similar steps to those described above to minimize the disruptive impact of this construction activity, but believes that some disruption will occur.

     With the Expansion Project and the Walkway Project, the Company is subject to certain risks typically associated with large-scale construction projects, including the risks of delay, shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference and unanticipated cost increases.


LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1998, net cash provided by operating activities totaled $3.1 million. Net cash used in investing activities for the same period totaled $2.5 million, which consisted entirely of acquisitions of property and equipment at the Atlantis, and net cash used in financing activities totaled $2.1 million, with funds used to reduce the Company's outstanding debt. As a result, at June 30, 1998 the Company had cash of $4.0 million, compared to $5.5 million at December 31, 1997.

     On December 30, 1997, the Company completed the refinancing of its long-term debt with an $80 million construction and reducing revolving credit facility with a group of banks (the "Credit Facility"). The Credit Facility replaced approximately $33 million in existing long-term debt, with the remainder of the $80 million Credit Facility available for use as a source of funding for the Expansion Project and the Walkway Project. The principal terms of the Credit Facility are summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The Company has signed contracts to construct the Expansion Project and the Walkway Project, which the Company currently estimates will cost approximately $63 million to construct. The Company believes it will have adequate resources available through cash on hand, cash flow from operations, and borrowings allowed under the Credit Facility to construct the Expansion Project and the Walkway Project.

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

     On April 10, 1995, the Company announced that its Board of Directors authorized the open market repurchase of up to 200,000 shares of the Company's common stock. As of August 10, 1998, the Company had repurchased 100,000 shares on the open market at a total cost of approximately $330 thousand under this authorization. The Company has funded the purchases made to date and intends to fund any future repurchases from cash on hand.

YEAR 2000

     During 1997, the Company undertook an assessment of the information systems and software used in its operations to determine whether or not those systems were Year 2000 compliant, and implemented plans to upgrade systems and/or software that was determined not to be Year 2000 compliant. Based on that assessment and the plans made as a result thereof, the Company believes that its critical internal information systems are Year 2000 compliant or will be made Year 2000 compliant before the end of 1999. The Company has begun and is continuing to assess potential issues related to the Year 2000 other than those relating to the Company's internal information systems, such as critical supplier readiness and potential problems associated with embedded technologies, and will develop and implement plans to correct any deficiencies found. The costs of addressing the Company's year 2000 issues have not been finally determined, but are not currently expected to be material to the Company's results of operations or financial position; however, should the Company and/or its critical suppliers fail to identify and/or correct material Year 2000 issues, such failure could impact the Company's ability to operate as it did before the Year 2000, and subsequently have a material impact on the Company's results of operations or financial position. In such an event, the Company will address issues as they arise and strive to minimize any impact on the Company's operations.

     For a more detailed discussion of the Company's liquidity and capital resources, and issues related to the Year 2000, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Item 7.

                         PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits
             Exhibit No.          Description
             -----------          -----------
             10.01                Second Amendment to Construction and
                                  Reducing Revolving Credit Agreement, dated as of June 12, 1998, among Golden Road
                                  Motor Inn, Inc. as Borrower, Monarch Casino
                                  & Resort, Inc., John Farahi, Bahram Farahi, and Behrouz Farahi as guarantors, the Lenders as defined therein, and Wells Fargo
                                  Bank as administrative and collateral Agent for the Lenders, Swingline Lender and L/C
                                  Issuer.

             10.02 Agreement dated June 12, 1998, between Golden Road Motor Inn, Inc. and Perini Building Company, Inc.

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




                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)



Date: August 13, 1998                  By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

                                EXHIBIT INDEX

Exhibit No.     Description                                           Page No.
-----------     -----------                                           --------
10.01           Second Amendment to Construction and                     16
                Reducing Revolving Credit Agreement, dated
                as of June 12, 1998, among Golden Road
                Motor Inn, Inc. as Borrower, Monarch Casino
                & Resort, Inc., John Farahi, Bahram Farahi,
                and Behrouz Farahi as guarantors, the
                Lenders as defined therein, and Wells Fargo
                Bank as administrative and collateral Agent
                for the Lenders, Swingline Lender and L/C
                Issuer.

10.02           Agreement dated June 12, 1998, between                   26
                Golden Road Motor Inn, Inc. and Perini
                Building Company, Inc.

EX-27           Financial Data Schedule                                  75