Form 10-Q
period 1998-09-30
MONARCH CASINO & RESORT INC
filed 1998-11-16
CIK 907242

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

                                      or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ___ NO ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 10, 1998, there were 9,436,275 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended             Nine Months Ended
                                               September 30,                 September 30,
                                        --------------------------    --------------------------
                                             1998          1997            1998          1997
                                        ------------  ------------    ------------  ------------
                                         (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
Revenues
  Casino............................... $ 10,666,836  $  9,845,923    $ 30,846,935  $ 29,094,980
  Food and beverage....................    4,509,286     4,615,082      13,505,549    13,308,028
  Hotel................................    3,057,075     3,204,724       8,506,178     8,061,099
  Other................................      791,076       625,005       2,048,595     1,752,834
                                        ------------  ------------    ------------  ------------
     Gross revenues....................   19,024,273    18,290,734      54,907,257    52,216,941
  Less promotional allowances..........   (2,626,320)   (2,345,759)     (7,394,250)   (6,385,061)
                                        ------------  ------------    ------------  ------------
     Net revenues......................   16,397,953    15,944,975      47,513,007    45,831,880
                                        ------------  ------------    ------------  ------------
Operating expenses
  Casino...............................    4,607,507     4,206,635      13,217,037    12,100,612
  Food and beverage....................    2,512,958     2,464,323       7,389,736     7,231,546
  Hotel................................      916,197       958,258       2,730,628     2,859,755
  Other................................      119,473       111,765         364,567       325,584
  Selling, general and administrative..    4,339,007     3,962,908      12,628,978    11,859,101
  Depreciation and amortization........    1,151,666     1,054,175       3,437,814     3,174,166
                                        ------------  ------------    ------------  ------------
     Total.............................   13,646,808    12,758,064      39,768,760    37,550,764
                                        ------------  ------------    ------------  ------------
     Income from operations............    2,751,145     3,186,911       7,744,247     8,281,116
                                        ------------  ------------    ------------  ------------
Other expense
  Interest expense.....................      548,872       794,279       1,746,606     2,494,788
                                        ------------  ------------    ------------  ------------
     Total.............................      548,872       794,279       1,746,606     2,494,788
                                        ------------  ------------    ------------  ------------
     Income before income taxes........    2,202,273     2,392,632       5,997,641     5,786,328
Provision for income taxes.............      739,524       813,495       2,029,914     1,967,351
                                        ------------  ------------    ------------  ------------
     Net Income........................ $  1,462,749  $  1,579,137    $  3,967,727  $  3,818,977
                                        ============  ============    ============  ============

Income per share of common stock
  Net income
    Basic.............................. $       0.16  $       0.17    $       0.42  $       0.40
    Diluted............................ $       0.15  $       0.17    $       0.42  $       0.40

  Weighted average number of common
   shares and potential common
   shares outstanding
    Basic..............................    9,436,275     9,436,275       9,436,275     9,447,048
    Diluted............................    9,504,389     9,494,656       9,505,855     9,461,864

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                         CONSOLIDATED BALANCE SHEETS

                                               September 30,   December 31,
                                                    1998            1997
                                               ------------    ------------
                                                (Unaudited)
ASSETS
Current assets
  Cash........................................ $  4,656,467    $  5,527,839
  Receivables, net............................    1,205,458         837,420
  Inventories.................................      404,624         570,367
  Prepaid expenses............................    1,260,951       1,333,176
  Deferred income taxes.......................      372,503       1,055,000
                                               ------------    ------------
     Total current assets.....................    7,900,003       9,323,802
                                               ------------    ------------
Property and equipment
  Land........................................   10,339,530      10,339,530
  Buildings...................................   36,273,298      36,273,298
  Furniture and equipment.....................   23,660,971      22,304,919
  Improvements................................    5,068,749       5,040,033
                                               ------------    ------------
                                                 75,342,548      73,957,780
  Less accumulated
   depreciation and amortization..............  (21,131,277)    (17,868,111)
                                               ------------    ------------
                                                 54,211,271      56,089,669
  Construction in progress....................   10,371,196         682,047
                                               ------------    ------------
     Net property and equipment...............   64,582,467      56,771,716
                                               ------------    ------------
Other assets..................................    1,738,446       1,732,569
                                               ------------    ------------
                                               $ 74,220,916    $ 67,828,087
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $    510,708    $  2,243,611
  Accounts payable............................    2,747,928       4,111,457
  Accrued expenses............................    3,494,462       3,383,855
  Federal income taxes payable................      398,574         240,970
                                               ------------    ------------
     Total current liabilities................    7,151,672       9,979,893

Long-term debt, less current maturities.......   38,208,519      32,907,530
Deferred income taxes.........................    2,199,334       2,247,000
Commitments and contingencies.................          -               -

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............          -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 and 9,436,275 outstanding........       95,363          95,363
  Additional paid-in capital..................   17,241,788      17,241,788
  Treasury stock..............................     (329,875)       (329,875)
  Retained earnings...........................    9,654,115       5,686,388
                                               ------------    ------------
     Total stockholders' equity...............   26,661,391      22,693,664
                                               ------------    ------------
                                               $ 74,220,916    $ 67,828,087
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
                                                        September 30,
                                               ----------------------------
                                                    1998            1997
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $  3,967,727    $  3,818,977
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............    3,437,814       3,174,166
    (Gain) loss on disposal of assets.........       17,495            (412)
    Increase in receivables, net..............     (368,038)       (567,265)
    (Increase) decrease in inventories........      165,743         (16,273)
    (Increase) decrease in prepaid expenses...       72,225        (126,275)
    Decrease in deferred income tax asset.....      682,497             -
    (Increase) decrease in other assets.......       (5,877)         17,803
    Decrease in accounts payable..............   (1,363,529)       (705,110)
    Increase in accrued expenses..............      268,211         642,271
    Increase (decrease) in deferred
     income tax liability.....................      (47,666)      1,099,455
                                               ------------    ------------
     Net cash provided by
      operating activities....................    6,826,602       7,337,337
                                               ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets................        8,120         187,215
  Acquisition of property and equipment.......  (10,671,106)     (1,226,369)
                                               ------------    ------------
     Net cash used in investing activities....  (10,662,986)     (1,039,154)
                                               ------------    ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings..........    7,167,345             -
  Principal payments on long-term debt........   (4,202,333)     (6,449,735)
  Acquisition of treasury stock...............          -           (65,875)
                                               ------------    ------------
     Net cash provided by
      (used in) financing activities..........    2,965,012      (6,515,610)
                                               ------------    ------------

     Net decrease in cash.....................     (871,372)       (217,427)

Cash at beginning of period...................    5,527,839       4,021,952
                                               ------------    ------------
Cash at end of period......................... $  4,656,467    $  3,804,525
                                               ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest,
   net of capitalized interest................ $  2,443,045    $  2,547,699
  Capitalized interest........................      141,531             -
  Cash paid for income taxes..................    1,237,479         610,000

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts.....      603,075         316,162

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       MONARCH CASINO & RESORT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Monarch Casino & Resort, Inc. ("Monarch") was incorporated in 1993. Golden Road Motor Inn, Inc. ("Golden Road") operates the Atlantis Casino Resort (the "Atlantis") in Reno, Nevada, and owns a 16-acre site adjacent to the Atlantis which is suitable for future development. Unless stated otherwise, the "Company" refers collectively to Monarch, its wholly owned subsidiary, Golden Road, and majority owned subsidiaries, Dunes Marina Resort and Casino, Inc. ("Dunes Marina"), formed in December 1993, and Sea World Processors, Inc. ("Sea World"), purchased in February 1994.

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

NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements for the three month and nine month periods ended September 30, 1998 and September 30, 1997 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997. The results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998, or for any other period.

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

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                  Three Months ended September 30,
                                -----------------------------------
                                      1998               1997
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,436    $0.16     9,436    $0.17
     Effect of dilutive
      stock options............     68     (.01)       59      -
                                ------ ---------   ------ ---------
     Diluted...................  9,504    $0.15     9,495    $0.17
                                ====== =========   ====== =========

                                  Nine Months ended September 30,
                                -----------------------------------
                                      1998               1997
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,436    $0.42     9,447    $0.40
     Effect of dilutive
      stock options............     70      -          15      -
                                ------ ---------   ------ ---------
     Diluted...................  9,506    $0.42     9,462    $0.40
                                ====== =========   ====== =========

     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares:

                                Three Months ended September 30,
                                  ----------------------------
                                      1998             1997
                                  -----------      -----------
Options to purchase shares of
 common stock (in thousands).....      13               2
Exercise prices.................. $5.94-$8.06         $8.06
Expiration dates.................  6/99-5/08           6/99

                                 Nine Months ended September 30,
                                  ----------------------------
                                      1998             1997
                                  -----------      -----------
Options to purchase shares of
 common stock (in thousands).....      4               13
Exercise prices.................. $6.44-$8.06      $4.00-$8.06
Expiration dates.................  6/99-5/08        6/99-6/02

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended September 30, 1998 and 1997

     For the three month period ended September 30, 1998, the Company earned $1.5 million, or $.15 per share, on net revenues of $16.4 million, compared to earnings of $1.6 million, or $.17 per share, on net revenues of $15.9 million for the three months ended September 30, 1997. The Company's income from operations totaled $2.8 million in the 1998 third quarter, compared to $3.2 million in the 1997 third quarter. The Company's results were detrimentally impacted in the 1998 third quarter by disruptions associated with the expansion underway at the Atlantis, which includes major construction projects on both sides of the property. In particular, the Company experienced a decline in revenue and earnings in July 1998, the month in which both the South Virginia Street skywalk and hotel tower construction projects at Atlantis ramped up to full capacity. During July 1998, a sizable portion of the Atlantis' primary customer parking area was torn up and reconfigured to accommodate the tower construction yard. Other large sections of that same parking area were cordoned off and taken temporarily out of service while the primary construction crane was erected. With construction activity continuing, the Company's results bounced back in August and September 1998 with both months experiencing gains in revenues and net income compared to the same months in 1997.

     Casino revenues totaled $10.7 million in the third quarter of 1998, up from $9.8 million in the 1997 third quarter, with increases in both slot and table game revenues contributing to the rise. Casino operating expenses amounted to 43.2% of casino revenues in the 1998 third quarter, compared to 42.7% in the 1997 third quarter, primarily as a result of higher promotional allowance costs in the 1998 period.

     Food and beverage revenues for the 1998 third quarter totaled $4.5 million, compared to $4.6 million for the 1997 third quarter. Food and beverage operating expenses during the 1998 third quarter amounted to 55.7% of food and beverage revenues, up from 53.4% for the third quarter of 1997, with the increase due primarily to higher food and personnel costs in the 1998 period. This increase was due in part to an increase in the minimum wage. Many of the Atlantis' employees receive the minimum wage as their base pay, and earn the majority of their income in the form of tips. Although federal law and many states allow employers to count tip income toward part of the minimum wage, reflecting the reality that tip income is to many employees in service-related positions the dominant source of income, Nevada law does not allow the practice.

     Hotel revenues in the 1998 third quarter totaled $3.1 million, compared to $3.2 million in the 1997 third quarter. The decrease reflects a slight (1.5%) drop in the Atlantis' average daily room rate ("ADR")and a 2.7 point decline in the average occupancy rate during the 1998 period. The occupancy rate decline reflects a substantial decline during July 1998, when a substantial amount of construction disruption occurred, compared to July 1997. The combined occupancy rate for August and September 1998 was 1.5 points higher than for the same period in 1997. Hotel operating expenses in the 1998 third quarter equaled 30.0% of hotel revenues, virtually unchanged from 29.9% for the same quarter in 1997.

     Other revenues in the 1998 third quarter totaled $791 thousand, up from $625 thousand in the 1997 third quarter, with the increase due primarily to increased retail sales at the Atlantis and an increase in miscellaneous income. Other expenses decreased as a percentage of other revenues, falling to 15.1% in the 1998 third quarter from 17.9% in the 1997 third quarter, due to higher levels of miscellaneous income which had no offsetting expenses.

     Selling, general and administrative expenses in the 1998 third quarter amounted to 26.5% of net revenues, compared to 24.9% in the 1997 third quarter, primarily due to higher personnel costs in the 1998 period. This increase in part reflects additional marketing and administrative staff added in preparation for the 1999 opening of the expansion currently under construction at the Atlantis.

     Interest expense for the 1998 third quarter totaled $549 thousand, down from $794 thousand in the third quarter of 1997, reflecting lower average interest rates on the Company's debt and the capitalization of certain interest costs during the 1998 period. During the 1998 third quarter, the Company capitalized approximately $94 thousand in interest costs related to construction activities at the Atlantis. During the same period in 1997, there was no capitalized interest.

Comparison of Operating Results for the Nine Month
  Periods Ended September 30, 1998 and 1997

     For the nine months ended September 30, 1998, the Company earned $4.0 million, or $.42 per share, on net revenues of $47.5 million, compared to earnings of $3.8 million, or $.40 per share, on net revenues of $45.8 million during the nine months ended September 30, 1997. Income from operations for the 1998 nine month period totaled $7.7 million, compared to $8.3 million for the same period in 1997.

     Casino revenues for the nine months ended September 30, 1998 totaled $30.8 million, up from $29.1 million for the nine months ended September 30, 1997, driven by growth in both slot and table game revenues. Casino operating expenses amounted to 42.9% of casino revenues for the nine months ended September 30, 1998, compared to 41.6% for the nine month period ending

September 30, 1997, with the increase due primarily to higher promotional allowance costs during the 1998 period.

     Food and beverage revenues totaled $13.5 million for the nine months ended September 30, 1998, up from $13.3 million for the nine months ended September 30, 1997. The Company's food and beverage operating expense margin was 54.7% in the 1998 period, compared to 54.3% in the 1997 period.

     Hotel revenues for the first nine months of 1998 totaled $8.5 million, up from $8.1 million for the first nine months of 1997, with the improvement primarily due to an increase in the Atlantis' ADR in the 1998 period. The hotel operating expense margin for the nine month period ended September 30, 1998 was 32.1%, compared to 35.5% for the first nine months of 1997, with the improvement reflecting increased operating efficiencies and a higher level of revenue from which to offset the relatively high level of fixed costs of the hotel operation.

     Selling, general and administrative expenses for the first nine months of 1998 totaled 26.6% of net revenues, compared to 25.9% in the first nine months of 1997, with the increase primarily reflecting higher personnel costs in the 1998 third quarter.

     Interest expense for the nine months ended September 30, 1998 totaled $1.7 million, down from $2.5 million for the nine months ended September 30, 1997, reflecting lower average outstanding debt, lower average interest rates on the Company's debt, and the capitalization of certain interest costs during the 1998 period. During the 1998 period, the Company capitalized approximately $142 thousand in interest costs related to construction activities at the Atlantis. During the same period in 1997, there was no capitalized interest.

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

     The Company signed an agreement with Perini Building Company on June 12, 1998 to construct an expansion of the Atlantis that will add approximately 390 rooms, 16,000 square feet of additional casino space and other amenities to the Atlantis (the "Hotel Tower Project"). Major construction activity on this project began in July 1998 and will continue until the project is completed in late spring/early summer 1999. The Company carefully planned the Hotel Tower Project to mitigate the disruptive effects of construction by redirecting traffic flows, creating alternative access points at the Atlantis, and restricting construction crews, materials and vehicles to specified areas. Following the very disruptive construction mobilization process in July 1998, the Company believes these steps have been effective in reducing the disruptive effect of the construction activities; however, the Company believes that some disruption is occurring and will continue to occur until the project is completed.

     On April 20, 1998, the Company entered into a contract with Krump Construction, Inc. ("Krump") of Reno, Nevada to construct a pedestrian overhead walkway connecting the Atlantis with a 16-acre site with additional parking owned by the Company adjacent to and across South Virginia Street from the Atlantis (the "Walkway Project", and together with the Hotel Tower Project, the "Expansion Project"). The Walkway Project is directly in front of the Atlantis. Although the Walkway Project is much smaller in scale than the Hotel Tower Project, the construction activity associated with the Walkway Project has also impeded traffic flows and access to the property and resulted in business disruptions. The Company has taken similar steps to those described above to minimize the disruptive impact of this construction activity, but believes that disruption has occurred and will continue to occur until this project is completed in early 1999.

     With the Expansion Project, the Company is subject to certain risks typically associated with large-scale construction projects, including the risks of delay, shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference and unanticipated cost increases.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1998, net cash provided by operating activities totaled $6.8 million. Net cash used in investing activities for the same period totaled $10.7 million, which consisted entirely of acquisitions of property and equipment at the Atlantis, most of which were related to the Expansion Project. Net cash provided by financing activities totaled $3.0 million, as the Company borrowed funds under its bank credit facility to fund the costs of the Expansion Project. At September 30, 1998 the Company had cash of $4.7 million, compared to $5.5 million at December 31, 1997.

     On December 30, 1997, the Company completed the refinancing of its long-term debt with an $80 million construction and reducing revolving credit facility with a group of banks (the "Credit Facility"). The Credit Facility replaced approximately $33 million in existing long-term debt, with the remainder of the $80 million Credit Facility available for use as a source of funding for the Expansion Project. The principal terms of the Credit Facility are summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The Company has signed contracts to construct the Expansion Project, which the Company estimates will cost approximately $63 million to construct. The Company believes it will have adequate resources available through cash on hand, cash flow from operations, and borrowings allowed under the Credit Facility to construct the Expansion Project.

     In addition to the potential funding requirements associated with the Expansion Project, the Company continues to monitor expansion and development opportunities at its other Reno site and elsewhere in Nevada and in other jurisdictions. The decision by the Company to proceed with any substantial project will require the Company to secure adequate financing on acceptable terms. No assurances can be made that if such projects are pursued that adequate financing would be available on acceptable terms, if at all.

     The Company believes that its existing cash balances, cash flow from operations and borrowings permitted under the Credit Facility will provide the Company with sufficient resources to fund its operations, meet its existing debt obligations and fund its capital expenditure requirements; however, the Company's operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

YEAR 2000

     During 1997, the Company undertook an assessment of the information systems and software used in its operations to determine whether or not those systems were Year 2000 compliant, and implemented plans to upgrade or replace systems and/or software that was determined not to be Year 2000 compliant. Based on that assessment, and the plans made as a result thereof, the Company believes that its critical internal information systems are Year 2000 compliant or will be made Year 2000 compliant before the end of 1999. The Company has begun, and is continuing to assess, potential issues related to the Year 2000 other than those relating to the Company's internal information systems, such as critical supplier readiness and potential problems associated with embedded technologies, and will develop and implement plans to correct any deficiencies found. The costs of addressing the Company's year 2000 issues have not been fully determined, but are not currently expected to be material to the Company's financial position; however, should the Company and/or its critical suppliers fail to identify and/or correct material Year 2000 issues, such failure could impact the Company's ability to operate as it did before the Year 2000, and subsequently have a material impact on the Company's operating results or financial position. In such an event, the Company will address issues as they arise and strive to minimize any impact on the Company's operations.

     For a more detailed discussion of the Company's liquidity and capital resources, and issues related to the Year 2000, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Item 7.

                         PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits
             Exhibit No.          Description
             -----------          -----------
             10.01                Term Loan Agreement, entered into as of the
                                  23rd day of July, 1998, by and among Golden
                                  Road Motor Inn, Inc., as Borrower, Monarch
                                  Casino & Resort, Inc., John Farahi, Bahram
                                  Farahi and Behrouz Farahi as guarantors, and U.S. Bank National Association as Term
                                  Lender.

             27.01                Financial Data Schedule

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




                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)



Date: November 12, 1998                  By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

                                EXHIBIT INDEX

Exhibit No.     Description                                          Page No.
-----------     -----------                                          --------
10.01           Term Loan Agreement, entered into as of the             16
                23rd day of July, 1998, by and among Golden
                Road Motor Inn, Inc., as Borrower, Monarch
                Casino & Resort, Inc., John Farahi, Bahram
                Farahi and Behrouz Farahi as guarantors,
                and U.S. Bank National Association as Term
                Lender.

27.01           Financial Data Schedule                                 59