Form 10-K
period 1998-12-31
MONARCH CASINO & RESORT INC
filed 1999-03-31
CIK 907242

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO______

                         Commission File No. 0-22088

                        Monarch Casino & Resort, Inc.
            (Exact name of registrant as specified in its charter)
                          -------------------------

                NEVADA                                88-0300760
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)

     1175 W. MOANA LANE, SUITE 200
             RENO, NEVADA                               89509
        (Address of principal                         (Zip code)
          executive offices)

     Registrant's telephone number, including area code:  (775) 825-3355
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 19, 1999, based on the closing price as reported on The Nasdaq Stock Market(SM) of $7.688 per share, was approximately $17,875,945.

     As of March 29, 1999, Registrant had outstanding 9,436,275 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

     STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K WHICH EXPRESS THE "BELIEF", "ANTICIPATION", "INTENTION", "EXPECTATION", OR "SCHEDULES" AS WELL AS OTHER STATEMENTS WHICH ARE NOT HISTORICAL FACT, AND STATEMENTS AS TO BUSINESS OPPORTUNITIES, MARKET CONDITIONS, COST ESTIMATIONS AND OPERATING PERFORMANCE INSOFAR AS THEY MAY APPLY PROSPECTIVELY, ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED.

                                    PART I

ITEM 1. BUSINESS

     Monarch Casino & Resort, Inc., through its wholly-owned subsidiary Golden Road Motor Inn, Inc. ("Golden Road"), owns and operates the tropically-themed Atlantis Casino Resort in Reno, Nevada (the "Atlantis"). Unless otherwise indicated, "Monarch" or the "Company" refers to Monarch Casino & Resort, Inc. and its subsidiaries Golden Road, Dunes Marina Resort & Casino, Inc. ("Dunes Marina"), and Sea World Processors, Inc. ("Sea World"). Monarch was incorporated in 1993 under Nevada law for the purpose of acquiring all of the stock of Golden Road. The principal asset of Monarch is the stock of Golden Road, which holds substantially all of the assets of the Atlantis. The Company's principal executive offices are located at 1175 West Moana Lane, Suite 200, Reno, Nevada 89509, telephone (775) 825-3355.

THE ATLANTIS CASINO RESORT

     Through Golden Road, the Company owns and operates the tropically-themed Atlantis, which is located approximately three miles south of downtown Reno in the generally more affluent southwest area of Reno. In the 1998 second quarter, the Company began construction of a major expansion of the Atlantis (the "Atlantis Expansion") that when completed, will represent an increase of approximately 85% in the Company's investment in property and equipment at the Atlantis. The Atlantis expansion is currently scheduled for completion in the 1999 second quarter. All descriptions in this report which reference "following completion of the Atlantis Expansion" assume that the Atlantis Expansion will be completed and opened to the public for business as scheduled. Based on current construction progress, the Company believes that the Atlantis Expansion will be able to open for business in the 1999 second quarter, but due to the possibility of the occurrence of unanticipated events, there is no assurance that all portions of the Atlantis Expansion will be opened as currently expected.

     The two primary components of the Atlantis Expansion are a new 27-story hotel tower with approximately 392 new hotel rooms and suites with an adjoining new low rise structure containing additional casino and public space (the "Hotel Tower Project"), and an enclosed overhead "skywalk" structure connecting the Atlantis with a 16 acre site across South Virginia Street from the Atlantis, which contains approximately 8,000 square feet of casino and public space (the "Skywalk"). The Skywalk was officially opened to the public on March 18, 1999.

     Following completion of the Atlantis Expansion scheduled in the 1999 second quarter, the Atlantis will feature approximately 51,000 square feet of casino space interspersed with waterfalls and water features, giant artificial palm trees, thatched-roof huts and other tropical features; a hotel and a motor lodge; eight food outlets; a nightclub; pool, health club and salon facilities; retail outlets featuring traditional "gift shop" merchandise as well as clothing and other merchandise adorned with the Atlantis logo; an 8,000 square-foot family entertainment center; and approximately 25,000 square feet of banquet, convention and meeting room space. The Atlantis is the closest hotel casino to the 370,000 square-foot Reno Sparks Convention Center (the "Convention Center"), and the only hotel casino located within easy walking distance of the Convention Center.

     Casino. Following completion of the Atlantis Expansion, the Atlantis' casino will feature approximately 40 table games, including blackjack, craps, roulette, mini-baccarat, "Let it Ride(TM)", "Three Card Poker(TM)", "Fortune Pai Gow Poker(TM)", and "Royal Match(TM)"; approximately 1,600 slot and video poker machines; a race and sports book (which is operated by an independent third party pursuant to a lease arrangement with the Company); and keno. During the year ended December 31, 1998, 76% of the Atlantis' casino revenue was from slot and video poker machines, 22% was from table games, and the remaining 2% was from keno.

     The Atlantis offers what the Company believes to be higher-than-average payout rates on slot machines and has adopted liberal rules for its blackjack games which include using mostly single decks of cards at its tables and allowing the player to "double down" on the first two cards. The Company's present policy is to extend gaming credit only to a limited number of qualified customers.

     Lodging. Following completion of the Atlantis Expansion, the Atlantis will feature three contiguous high-rise hotel towers offering a total of 835 rooms and suites, and a low-rise motor lodge offering another 149 rooms, for a total guest room count of 984. The first of the three hotel towers was completed in April 1991, and contains 160 rooms and suites in 13 stories. The second hotel tower was completed in September 1994 and contains 283 rooms and suites in 19 stories. The third tower, which is part of the Atlantis Expansion, is scheduled to be completed in the 1999 second quarter and will contain 392 rooms and suites in 27 stories; the top seven floors in the newest tower are five feet wider on each side than the lower floors, enlarging standard guest rooms on these floors be nearly 20% over the standard guest rooms on the lower floors. The rooms in these top seven floors will feature premium appointments in addition to their larger square footage, and they will be serviced by dedicated elevators and a dedicated concierge service in order to accommodate guests seeking more upscale accommodations, as well as convention and trade show visitors seeking upscale convention market amenities.


     The Atlantis' hotel rooms feature fresh, colorful interior decorations and furnishings consistent with the Atlantis' tropical theme, as well as nine-foot ceilings (most standard hotel rooms feature eight-foot ceilings), which give the rooms an open and spacious feel. Following completion of the Atlantis Expansion, the hotel will feature a four story waterfall with an adjacent swimming pool in a climate controlled, five story glass enclosure which shares an outdoor third floor pool deck with an outdoor swimming pool and whirlpool, as well as health club and salon facilities. The hotel also features glass elevators rising the full 19 and 27 stories of the two taller hotel towers, providing panoramic views of the northern Reno valley and the Sierra Nevada mountains.

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

     The average occupancy rate at the Atlantis for fiscal years 1998, 1997, and 1996 was 88.0%, 85.9%, and 88.7%, respectively.

     Dining. Following completion of the Atlantis Expansion, the Atlantis will feature eight food outlets, including a large buffet restaurant featuring a wide variety of standard hot food line selections, salads and seafood, and specialty substations featuring Mongolian Barbecue made to order, fresh Mexican food, meats roasted in French Rotisserie ovens, and caesar and spinach salads made to order; an upscale steak and seafood restaurant in an "under the sea" atmosphere; an upscale, intimate Italian restaurant featuring a centrally located wine "cellar" room and seasonal outdoor terrace seating; a twenty-four hour coffee shop; a cafe restaurant featuring pizzas from a wood-fired brick oven; a snack bar and soda fountain; an oyster bar, located on the skywalk, featuring seafood flown in daily and soups and bisques made to order; and a gourmet coffee bar, also located on the skywalk, featuring fine specialty coffee drinks and pastries and desserts made fresh on property daily.

     The Skywalk. The Skywalk is a one-of-a-kind structure, with a diamond-shaped blue glass body rising approximately 55 feet from street level and spanning 160 feet across South Virginia Street with no intermediate support pillars. It is supported at each end by two 100 foot tall Grecian columns which erupt in flames at regular intervals. The tropically-themed interior of the Skywalk contains an oyster bar and a gourmet coffee bar with adjacent table seating, a video poker bar and numerous banks of slot machines, and a lounge area featuring oversized leather sofas and chairs. The Skywalk connects the Atlantis with additional parking on a 16 acre site owned by the Company across South Virginia Street from the Atlantis.

     Capital expenditures (including those financed with debt and capitalized lease obligations) at the Atlantis totaled approximately $27.2 million, $2.3 million, and $2.8 million in fiscal years 1998, 1997, and 1996, respectively. Capital expenditures during 1998 primarily reflect construction costs associated with the Atlantis Expansion, and the expenditures for 1997 and 1996 were primarily directed toward ongoing refurbishments and enhancements to the Atlantis, including equipment replacements. During 1996, the Company also renovated all of the Atlantis' motor lodge rooms at a total cost of approximately $690 thousand.

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

     Non-conventioneer Visitors. Reno is a popular gaming and vacation destination which enjoys direct freeway access to nearly all major northern California population centers, and non-stop air service from most large cities in the western United States as well as many midwest and southern population centers such as Chicago, Dallas, Minneapolis and St. Louis. The principal segments of Reno's non-conventioneer visitor market are leisure travelers, package tour and travel customers, and higher-level wagerers. The Company attempts to maximize its gaming revenues and hotel occupancy through a balanced marketing approach addressing each market segment.

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

     Conventioneers. Convention business, like package tour and travel, generates mid-week customer visits and supplements occupancy during low-demand periods. Conventioneers typically also pay higher average room rates than non-conventioneers. The Company seeks those convention and meeting groups which it believes will materially enhance the Atlantis' average occupancy rate and average daily room rates, as well as those the Company believes will be more likely to gamble. As the only hotel casino within easy walking distance of the Convention Center, the Company believes the Atlantis is uniquely positioned to capitalize on this segment. The Company believes that this market segment is presently underserved in the Reno area, and that the additional rooms and amenities added with the Atlantis Expansion will enhance the Company's ability to realize the potential of this market segment.

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

COMPETITION

     Competition in the Reno area gaming market is intense. Based on information obtained from the December 31, 1998 Gaming Revenue Report published by the Nevada State Gaming Control Board and Company estimates, the Company believes that there are approximately 16 casinos in the Reno area which generate more than $12 million each annually in gaming revenues, approximately nine of which are located in downtown Reno.

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

REGULATION AND LICENSING

Nevada Gaming Regulation

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and the Reno City Council (the "Reno Board"). (The Nevada Commission, the Nevada State Gaming Control Board, and the Reno Board are collectively hereinafter referred to as the "Nevada Gaming Authorities.")

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

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

EMPLOYEES

     As of March 19, 1999, the Company had approximately 1,424 employees. None of the Company's employees are covered by collective bargaining agreements.
The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

     The Company's properties consist of:

     (a) The approximately 13 acre site in Reno, Nevada on which the Atlantis is situated, including the hotel towers, casino, restaurant facilities and surrounding parking. These 13 acres are, in part or in whole, held subject to trust deed encumbrances in favor of financial institutions totaling approximately $67.9 million as of March 19, 1999.

     (b) An approximately 16 acre site in Reno, Nevada adjacent to the Atlantis and now connected to the Atlantis by the Skywalk, approximately seven acres of which is paved and used for customer, employee and valet parking and the remainder of which is undeveloped. This site is suitable and available for future expansion of the Atlantis facilities, parking, or complimentary resort and/or entertainment amenities. The Company has not determined what the ultimate use of this site will be. These 16 acres are held subject to a trust deed encumbrance in the approximate amount of $66.1 million as of March 19, 1999, which amount is also secured by the 13 acre site.

ITEM 3. LEGAL PROCEEDINGS

     On April 26, 1994 and May 10, 1994, complaints in purported class action lawsuits (William Poulos v. Caesars World, Inc. et al., Case No. 94-478-Civ-Orl-22, and William H. Ahern v. Caesars World, Inc. et al., Case No. 94-532-Civ-Orl-22, respectively) were filed in the United States District Court for the Middle District of Florida (the "Florida Complaints") and were subsequently transferred to the United States District Court for the District of Nevada, Southern Division (the "Nevada District Court"). On September 26, 1995, a complaint in a purported class action lawsuit (Larry Schrier v. Caesars World, Inc. et al., Case No. 95-923-LDG (RJJ)) was filed in Nevada District Court (along with the Florida Complaints, the "Complaints"). The Complaints allege that manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company, have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints charge Defendants with violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. The Nevada District Court consolidated the actions (and one other action styled William Poulos v. American Family Cruise Line, N.V. et al., Case No. CV -S-95-936-LDG (RLH), in which the Company is not a named defendant). The parties are currently awaiting a decision from the Nevada U.S. District Court on the issue of class certification. Management believes that the substantive allegations in the Complaints are without merit and intends vigorously to defend the allegations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1998.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's common stock trades on The Nasdaq Stock Market(SM) under the symbol MCRI. The following table sets forth the high and low sales prices of the Company's common stock, as reported by The Nasdaq Stock Market(SM), during the periods indicated.

                                   1998             1997
                              --------------   --------------
                               High    Low      High    Low
                              ------  ------   ------  ------
     First quarter...........  7 3/4   4 3/4    2 1/2       2
     Second quarter..........      7   5 3/8    4 3/8   2 1/4
     Third quarter...........  6 1/2   5 3/8    8 3/8   3 5/8
     Fourth quarter..........      6   4 3/4    7 3/8   4 1/2

     (b) As of March 19, 1999, there were approximately 140 holders of record of the Company's common stock, and approximately 978 beneficial stockholders.

     (c) The Company paid no dividends in 1998 or 1997. The Company presently intends to retain earnings to finance the operation and expansion of its business and does not anticipate declaring cash dividends in the foreseeable future. The Company's bank loan agreement also contains provisions which limit Monarch's ability to pay dividends to its stockholders. See Item 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements."

ITEM 6. SELECTED FINANCIAL DATA

                                                      Years ended December 31,
                                            --------------------------------------------
(In thousands except per share amounts)        1998<F1> 1997<F2> 1996<F3> 1995<F4> 1994
----------------------------------------------------------------------------------------
OPERATING RESULTS
Casino revenues                              $40,717  $37,254  $31,836  $30,072  $20,306
Other revenues                                31,802   30,365   29,476   30,099   21,482
                                            --------------------------------------------
Gross revenues                                72,519   67,619   61,312   60,171   41,788
Promotional allowances                       (10,009)  (8,504)  (7,676)  (6,772)  (5,348)
                                            --------------------------------------------
Net revenues                                  62,511   59,115   53,636   53,399   36,440
Income from operations                         8,859    8,975    6,049    6,351      636
Income (loss) before income
  taxes and extraordinary item                 5,681    5,722    1,298    2,323   (1,393)
Income (loss) before
  extraordinary item                           3,760    3,710      830    1,564     (722)
Net income (loss)                              3,760    3,526      830    1,564     (722)
----------------------------------------------------------------------------------------
INCOME PER SHARE OF COMMON STOCK
Income (loss) before extraordinary item
     Basic                                   $  0.40  $  0.39  $  0.09  $  0.16  $ (0.08)
     Diluted                                 $  0.40  $  0.39  $  0.09  $  0.16  $ (0.08)
Net income (loss)
     Basic                                   $  0.40  $  0.37  $  0.09  $  0.16  $ (0.08)
     Diluted                                 $  0.40  $  0.37  $  0.09  $  0.16  $ (0.08)
Weighted average number of common shares
  and potential common shares outstanding
     Basic                                     9,436    9,444    9,502    9,536    9,536
     Diluted                                   9,502    9,479    9,502    9,536    9,536
----------------------------------------------------------------------------------------
OTHER DATA
EBITDA<F5>                                    13,458   13,284   10,191   10,370    3,372
Depreciation and amortization                  4,617    4,309    4,142    4,020    2,736
Interest expense                               2,222    3,253    3,627    4,087    2,330
Capital expenditures<F6>                      27,206    2,270    2,838    2,148   31,384
----------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                                 $89,456  $67,828  $67,379  $69,269  $69,344
Current maturities of long-term debt             850    2,244    3,487    3,993    5,387
Long-term debt, less current maturities       52,310   32,908   37,602   39,069   41,357
Stockholders' equity<F7>                      26,453   22,694   19,001   18,435   16,871

<F1> 1998 includes a non-cash disposal of fixed assets charge of $956 thousand.
<F2> 1997 includes a $185 thousand non-cash extraordinary loss on early retirement of debt, net of applicable income tax benefit.
<F3> 1996 includes non-cash fixed asset impairment charges of $1.3 million (before minority interests).
<F4> 1995 includes a $433 thousand provision for litigation expenses related to two unfavorable judgments rendered in unrelated cases, and a $459 thousand charge for asset impairment associated with changing the name of the Company's hotel casino to the Atlantis Casino Resort.
<F5> "EBITDA" consists of income from operations plus depreciation and amortization.
     EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the
     Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.  This item enables comparison of the
     Company's performance with the performance of other companies that report EBITDA.
<F6> Includes amounts financed with debt or capitalized lease obligations.
<F7> The Company paid no dividends during the five year period ended December 31, 1998.

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

RESULTS OF OPERATIONS

     1998 Compared with 1997

     For the year ended December 31, 1998, the Company earned $3.8 million, or $.40 per share, on net revenues of $62.5 million, compared to earnings of $3.5 million, or $.37 per share, on net revenues of $59.1 million for the year ended December 31, 1997. The Company's income from operations totaled $8.9 million for 1998 compared to $9.0 million for 1997. The Company believes the Atlantis continued to benefit in 1998 from the rapid growth occurring in the residential and industrial communities south of the Atlantis in Reno, and from the increasing popularity of the Atlantis with visitors to the Reno area. The Company also believes its results were positively impacted in 1998 by the American Bowling Congress tournament, which ran from March through June 1998 at the National Bowling Stadium in downtown Reno and which brought approximately 90,000 visitors to the Reno area. However, the Company also believes its results were detrimentally impacted in 1998 by unusually severe winter weather in the first quarter of the year and by disruptions associated with the Atlantis Expansion, which involved major construction activity on both sides of the Atlantis during the third and fourth quarters of the year.

     Casino revenues totaled $40.7 million in 1998, up 9% from $37.3 million in 1997, driven by increases in both slot and table game win. Revenue from slot and video poker machines ("slot machines") increased approximately 8% in 1998 compared to 1997 due to an increase in the average daily win per slot machine. Table game win increased approximately 16% in 1998 compared to 1997 due to an increase in table game drop and an improvement in table game hold. Casino operating expenses amounted to 43.7% of casino revenues in 1998, compared to 43.1% in 1997, primarily as a result of higher promotional allowance costs in 1998.

     Food and beverage revenues were up slightly in 1998, rising approximately 2% to $18.2 million from $17.8 million in 1997. Food and beverage operating expenses were basically unchanged, amounting to 54.2% of food and beverage revenues in 1998 compared to 54.3% in 1997.

     Hotel revenues totaled $10.9 million in 1998, up more than 7% from $10.2 million in 1997, driven by a 2.1 point improvement in the Atlantis' average occupancy rate and a 5% increase in the Atlantis' average daily room rate ("ADR"). The Atlantis' ADR was $56.23 in 1998, compared to $53.50 in 1997. The average occupancy rate at Atlantis was 88.0% in 1998 compared to 85.9% in 1997. Hotel operating expenses amounted to 32.6 % of hotel revenues in 1998, compared to 36.4% in 1997, with the improvement reflecting increased operating efficiencies and a higher level of revenue from which to offset the relatively high level of fixed costs of the hotel operation.

     Other revenues increased approximately 15% in 1998 to $2.7 million from $2.3 million in 1997, primarily reflecting increased revenues from the Atlantis' retail outlet. Other expenses equaled 18.0% of other revenues in 1998, down slightly from 18.5% in 1997.

     Selling, general and administrative ("SG&A") expenses totaled 27.7% of net revenues in 1998, compared to 27.0% in 1997, with the increase primarily reflecting higher personnel costs and higher marketing costs in 1998. This increase in part reflects additional marketing and administrative staff added in preparation for the 1999 opening of the Atlantis Expansion, as well as additional operating expenses associated with the Atlantis Expansion.

     Interest expense for 1998 totaled $2.2 million, down from $3.3 million in 1997, reflecting lower average interest rates on the Company's debt and the capitalization of certain interest costs in 1998. In 1998, the Company capitalized approximately $433 thousand in interest costs related to construction activities at the Atlantis. During 1997, there was no capitalized interest.

     The Company incurred a non-cash expense of $956 thousand in the fourth quarter of 1998 for the disposal of certain fixed assets in conjunction with the Atlantis Expansion, including certain exterior walls, door and windows that had to be removed to make way for the expanded facilities.

     1997 Compared with 1996

     For the year ended December 31, 1997, the Company generated earnings before extraordinary items of $3.7 million, or $.39 per share, compared to $830 thousand, or $.09 per share, for the year ended December 31, 1996. After giving effect to a non-cash extraordinary loss on the early retirement of debt (net of an applicable income tax benefit) of $(185) thousand, or $(.02) per share, the Company reported net income of $3.5 million or $.37 per share for the fiscal year ended December 31, 1997, compared to $830 thousand, or $.09 per share for the fiscal year ended December 31, 1996.

     Net revenues for 1997 totaled $59.1 million, up 10% from $53.6 million in 1996, while operating costs and expenses rose 5% to $50.1 million in 1997 from $47.6 million in 1996. The Company's operating expense margin (operating expenses as a percentage of net revenues) for 1997 was 84.8%, compared to 88.7% for 1996, resulting in a 48% increase in income from operations to $9.0 million in 1997 from $6.0 million in 1996. The Company believes the increases in revenue and profitability in 1997 compared to 1996 resulted from the increasing popularity of the Atlantis and its south Reno location with patrons from the rapidly growing residential and business communities south of the Atlantis in Reno, as well as with visitors to the Reno area. The Company also credits effective casino marketing programs, and a continued emphasis on cost control.

     Casino revenues increased 17% in 1997 compared to 1996, driven by growth in both slot and table game win. Revenue from slot machines increased approximately 20% in 1997 compared to 1996, due to an increase in the average daily win per slot machine, and contributed approximately 77% of casino revenue in 1997, compared to 75% in 1996. Table game win increased approximately 6% in 1997 compared to 1996, due to an approximately 17% increase in table game drop, which was partially offset by a moderate decline in table game hold.

     Casino operating expenses amounted to 43.1% of casino revenues during 1997, compared to 45.3% in 1996, with the higher expense levels during 1996 due primarily to higher levels of promotional allowance costs (relative to gaming revenues) during 1996.

     Food and beverage revenues increased approximately 2% in 1997, rising to $17.8 million from $17.4 in 1996, due primarily to higher average tickets at the Atlantis' food and beverage outlets. Food and beverage operating expenses during 1997 amounted to 54.3% of food and beverage revenues, compared to 55.8% in 1996, with the improvement due to lower food costs and improved operating efficiency.

     Hotel revenues increased 4% in 1997 compared to 1996, with a 7% increase in the Atlantis' ADR more than offsetting a 2.8 point decline in the Atlantis' average occupancy rate. The Atlantis' ADR in 1997 was $53.50, compared to $49.90 in 1996. The average occupancy rate at Atlantis was 85.9% in 1997 compared to 88.7% in 1996. During 1996, the Atlantis' hotel revenues were adversely impacted by unusually severe price competition in the Reno area lodging market, which the Company believes also negatively impacted the hotel revenues of the Atlantis' primary competitors. The Company believes that the decline in the Atlantis' average occupancy in 1997 was partly due to the approximately 26% increase in hotel room capacity added to the Reno market during 1995 and 1996 which the Company believes has not yet been fully absorbed, and partly due to a concerted effort by the Company to increase the Atlantis' ADR. Hotel operating expenses in 1997 equaled 36.4% of hotel revenues, essentially unchanged from 36.6% in 1996.

     SG&A expenses amounted to 27.0% of net revenues in 1997, compared to 28.6% in 1996. The improvement primarily reflects the higher net revenues generated in 1997, which more than offset the incremental increase in actual SG&A outlays. The Company's 1996 SG&A expenses were also adversely affected by name change costs and increased marketing costs necessitated by the name change and an intensified competitive environment.

     Interest expense declined by approximately 10% in 1997 compared to 1996, falling to $3.3 million from $3.6 million. The decrease reflects lower average outstanding debt during 1997.

     In 1997, the Company incurred a non-cash extraordinary loss on the early retirement of debt, net of an applicable income tax benefit, of $(185) thousand, or $(.02) per share. The extraordinary charge was incurred in the 1997 fourth quarter when the Company refinanced its long-term debt with a new bank credit facility, resulting in the write-off of approximately $280 thousand in unamortized loan origination costs. In 1996, the Company recorded non-cash fixed asset impairment loss charges totaling $(1.3) million, which were offset by a minority interest in the net loss of a consolidated subsidiary of $206 thousand. The impairment losses were recognized on a marine vessel owned by a subsidiary of the Company, which the Company had intended to use as a riverboat gaming vessel.

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

     In July 1998, the Company commenced construction of the Hotel Tower Project, which will add 392 rooms, additional casino space and other amenities to the Atlantis. The Hotel Tower Project is expected to be completed in the second quarter of 1999. The Company carefully planned the Hotel Tower Project to mitigate the disruptive effects of construction by redirecting traffic flows, creating alternative access points at the Atlantis, and restricting construction crews, materials and vehicles to specified areas. Following the very disruptive construction mobilization process in July 1998, the Company believes these steps have been effective in reducing the disruptive effect of the construction activities; however, the Company believes that some disruption is occurring and will continue to occur until the project is completed.

     With the Hotel Tower Project, the Company is subject to certain risks typically associated with large-scale construction projects, including the risks of delay, shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference and unanticipated cost increases.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its daily hotel and casino activities with net cash provided by operating activities. For the years 1998, 1997, and 1996, net cash provided by operating activities totaled $8.6 million, $9.6 million, and $5.3 million, respectively. During each of the three years, net cash provided by operating activities was sufficient to fund the day to day operating expenses of the Company.

     Net cash used in investing activities, which consisted entirely of acquisitions of property and equipment, totaled $26.1 million, $1.7 million, and $1.5 million in 1998, 1997,and 1996, respectively. Total capital expenditures, including amounts financed, were $27.2 million, $2.3 million, and $2.8 million in 1998, 1997, and 1996, respectively. Capital expenditures during 1998 primarily reflect construction costs associated with the Atlantis Expansion, and the expenditures for 1997 and 1996 were primarily directed toward ongoing refurbishments and enhancements to the Atlantis, including equipment replacements.

     Net cash provided by financing activities in 1998 totaled $16.9 million, as the Company borrowed funds under its bank credit facilities to finance the construction of the Atlantis Expansion. Net cash used in financing activities in 1997 and 1996 totaled $6.3 million, and $3.5 million, respectively, with the funds used primarily to reduce long-term debt. The Company also used funds in 1997 and 1996 to repurchase its common stock on the open market.

     In 1998, the Company entered into two separate fixed price construction contracts totaling approximately $39.5 million for the two major hard cost components of the Atlantis Expansion, the Hotel Tower Project and the Skywalk. The Company anticipates that it will expend approximately $23.5 million for Atlantis Expansion costs not included in the two fixed price construction contracts, bringing the estimated total project cost to approximately $63 million. The Company is funding the majority of these costs with available borrowings under its $80 million Credit Facility (the principal terms of which are summarized at Note 4 of the Notes to Consolidated Financial Statements - see Item 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements"), together with other available borrowing capacity and cash flow from operations. At December 31, 1998, the outstanding balance of the Credit Facility was $50.3 million.

     In addition to the funding requirements associated with the Atlantis Expansion, the Company continues to monitor expansion opportunities at its other Reno site and elsewhere in Nevada and in other jurisdictions. The decision by the Company to proceed with any substantial project will require the Company to secure adequate financing on acceptable terms. No assurances can be made that if such projects are pursued that adequate financing would be available on acceptable terms, if at all.

     The Company believes that its existing cash balances, cash flow from operations and borrowings allowed under the Credit Facility will provide the Company with sufficient resources to complete the Atlantis Expansion, fund its operations, meet its debt repayment obligations and fund its other capital expenditure requirements; however, the Company's operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

     On April 10, 1995, the Company announced that its Board of Directors authorized the open market repurchase of up to 200,000 shares of the Company's common stock. As of March 19, 1999, the Company had repurchased 100,000 shares on the open market at a total cost of approximately $330 thousand. The Company has funded the purchases made to date and intends to fund any future repurchases from cash on hand.

YEAR 2000

     In conjunction with the Atlantis Expansion, the Company has begun replacing most of the Atlantis' internal information systems (both hardware and software) in order to provide the technology needed to support the property's increased size and operating complexity. All of the systems critical to the operation of the Atlantis will be replaced and/or upgraded as part of the Atlantis Expansion. The process began in the fourth quarter of 1998 and is expected to be substantially completed in the second quarter of 1999. Although the Company did not undertake this replacement process in response to concerns regarding potential Year 2000 problems, most Year 2000 issues related to the Atlantis' internal information systems will be resolved as a result. All of the hardware and software acquired or licensed as part of this replacement process has been certified by the vendors to be Year 2000 compliant.

     The Company has begun, and is continuing to assess, potential issues related to the Year 2000 other than those relating to the Company's internal information systems, such as critical supplier readiness and potential problems associated with embedded technologies, and will develop and implement plans to correct any deficiencies identified.

     The costs of addressing the Company's year 2000 issues have not been fully determined, but are not currently expected to be material to the

Company's financial position. Should the Company and/or its critical suppliers fail to identify and/or correct material Year 2000 issues, such failure could impact the Company's ability to operate as it did before the Year 2000, and subsequently have a material impact on the Company's operating results or financial position. In such an event, the Company will address issues as they arise and strive to minimize any impact on the Company's operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


BOARD OF DIRECTORS
MONARCH CASINO & RESORT, INC.


     We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Casino & Resort, Inc. as of December 31, 1998 and 1997, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




/s/Grant Thornton LLP
Reno, Nevada
January 29, 1999

                        MONARCH CASINO & RESORT, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                  Years ended December 31,
                                         -------------------------------------------
                                              1998           1997            1996
                                         ------------   ------------    ------------
Revenues
  Casino................................ $ 40,716,535   $ 37,254,033    $ 31,836,177
  Food and beverage.....................   18,169,375     17,841,009      17,410,800
  Hotel.................................   10,948,283     10,199,911       9,811,353
  Other.................................    2,685,012      2,323,885       2,253,393
                                         ------------   ------------    ------------
     Gross revenues.....................   72,519,205     67,618,838      61,311,723
  Less promotional allowances...........  (10,008,673)    (8,504,072)     (7,675,567)
                                         ------------   ------------    ------------
     Net revenues.......................   62,510,532     59,114,766      53,636,156
                                         ------------   ------------    ------------
Operating expenses
  Casino................................   17,800,326     16,043,256      14,422,670
  Food and beverage.....................    9,850,599      9,682,253       9,714,389
  Hotel.................................    3,567,021      3,710,462       3,595,239
  Other.................................      479,560        430,471         394,256
  Selling, general and administrative...   17,337,640     15,964,188      15,318,911
  Depreciation and amortization.........    4,616,722      4,308,991       4,141,528
                                         ------------   ------------    ------------
     Total..............................   53,651,868     50,139,621      47,586,993
                                         ------------   ------------    ------------
     Income from operations.............    8,858,664      8,975,145       6,049,163
                                         ------------   ------------    ------------
Other income (expense)
  Interest expense......................   (2,222,089)    (3,253,067)     (3,626,980)
  Impairment loss on fixed assets.......          -              -        (1,330,592)
  Disposal of fixed assets..............     (955,836)           -               -
  Minority interests in net loss of
   consolidated subsidiaries............          -              -           206,456
                                         ------------   ------------    ------------
     Total..............................   (3,177,925)    (3,253,067)     (4,751,116)
                                         ------------   ------------    ------------
     Income before income
      taxes and extraordinary item......    5,680,739      5,722,078       1,298,047
Provision for income taxes..............    1,920,957      2,011,930         468,179
                                         ------------   ------------    ------------
     Income before extraordinary item...    3,759,782      3,710,148         829,868
Extraordinary item - loss on
 early retirement of debt, net
 of applicable income tax
 benefit of $95,057.....................          -         (184,524)            -
                                         ------------   ------------    ------------
     Net income......................... $  3,759,782   $  3,525,624    $    829,868
                                         ============   ============    ============

INCOME PER SHARE OF COMMON STOCK
  Income before extraordinary item
     Basic.............................. $       0.40   $       0.39    $       0.09
     Diluted............................ $       0.40   $       0.39    $       0.09
  Net income
     Basic.............................. $       0.40   $       0.37    $       0.09
     Diluted............................ $       0.40   $       0.37    $       0.09
  Weighted average number of
   common shares and potential
   common shares outstanding
     Basic..............................    9,436,275      9,444,333       9,501,658
     Diluted............................    9,502,327      9,479,359       9,501,658

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                               ----------------------------
                                                    1998            1997
                                               ------------    ------------
ASSETS
Current assets
  Cash........................................ $  4,950,244    $  5,527,839
  Receivables, net............................    1,274,343         837,420
  Inventories.................................      476,948         570,367
  Prepaid expenses............................    1,628,717       1,333,176
  Prepaid federal income tax..................      449,226             -
  Deferred income taxes.......................      432,874       1,055,000
                                               ------------    ------------
     Total current assets.....................    9,212,352       9,323,802
                                               ------------    ------------
Property and equipment
  Land........................................   10,339,530      10,339,530
  Buildings...................................   35,335,973      36,273,298
  Furniture and equipment.....................   24,667,318      22,304,919
  Improvements................................    4,969,881       5,040,033
                                               ------------    ------------
                                                 75,312,702      73,957,780
  Less accumulated
   depreciation and amortization..............  (22,125,039)    (17,868,111)
                                               ------------    ------------
                                                 53,187,663      56,089,669
  Construction in progress....................   25,393,665         682,047
                                               ------------    ------------
     Net property and equipment...............   78,581,328      56,771,716
                                               ------------    ------------
Other assets..................................    1,662,663       1,732,569
                                               ------------    ------------
                                               $ 89,456,343    $ 67,828,087
                                               ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $    850,498    $  2,243,611
  Accounts payable............................    3,441,829       4,111,457
  Accrued expenses............................    4,152,237       3,383,855
  Federal income taxes payable................          -           240,970
                                               ------------    ------------
     Total current liabilities................    8,444,564       9,979,893

Long-term debt, less current maturities.......   52,309,785      32,907,530
Deferred income taxes.........................    2,248,548       2,247,000
Commitments and contingencies.................          -               -

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............          -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 outstanding......................       95,363          95,363
  Additional paid-in capital..................   17,241,788      17,241,788
  Treasury stock..............................     (329,875)       (329,875)
  Retained earnings...........................    9,446,170       5,686,388
                                               ------------    ------------
     Total stockholders' equity...............   26,453,446      22,693,664
                                               ------------    ------------
                                               $ 89,456,343    $ 67,828,087
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Common Stock
                           --------------------  Additional   Retained
                             Shares               Paid-in     Earnings   Treasury
                           Outstanding Amount     Capital     (Deficit)    Stock       Total
                           ----------- -------- ------------ ----------- --------   ------------
Balance, January 1, 1996     9,536,275 $ 95,363 $ 17,008,779 $ 1,330,896 $     -    $ 18,435,038
  Net income                       -        -            -       829,868       -         829,868
  Treasury stock acquired,
   at cost                     (83,000)     -            -           -    (264,000)     (264,000)
                           ----------- -------- ------------ ----------- ---------  ------------

Balance, December 31, 1996   9,453,275   95,363   17,008,779   2,160,764  (264,000)   19,000,906
  Net income                       -        -            -     3,525,624       -       3,525,624
  Treasury stock acquired,
   at cost                     (17,000)     -            -           -     (65,875)      (65,875)
  Other                            -        -        233,009         -         -         233,009
                           ----------- -------- ------------ ----------- ---------  ------------
Balance, December 31, 1997   9,436,275   95,363   17,241,788   5,686,388  (329,875)   22,693,664
  Net income                       -        -            -     3,759,782       -       3,759,782
                           ----------- -------- ------------ ----------- ---------  ------------
Balance, December 31, 1998   9,436,275 $ 95,363 $ 17,241,788 $ 9,446,170 $(329,875) $ 26,453,446
                           =========== ======== ============ =========== =========  ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years ended December 31,
                                                ------------------------------------------
                                                     1998           1997           1996
                                                ------------   ------------   ------------
Cash flows from operating activities:
  Net income................................... $  3,759,782   $  3,525,624   $    829,868
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization..............    4,616,722      4,308,991      4,141,528
    (Gain) loss on disposal of assets..........      955,836         (4,589)       (22,862)
    Impairment of assets.......................          -              -        1,330,592
    Increase in receivables, net...............     (436,923)      (318,205)       (15,932)
    (Increase) decrease in inventories.........       93,419       (208,174)       (46,637)
    (Increase) decrease in prepaid expenses....     (744,767)      (144,526)        26,196
    (Increase) decrease in
      deferred income tax asset................      622,126        529,009       (514,000)
    (Increase) decrease in other assets........     (114,034)       394,241         63,649
    Increase (decrease) in accounts payable....     (669,628)       108,691       (763,703)
    Increase in accrued expenses...............      527,411        980,769        247,794
    Increase in deferred income tax liability..        1,548        420,000        240,000
    Decrease in minority interests.............          -              -         (206,456)
                                                ------------   ------------   ------------
     Net cash provided by
      operating activities.....................    8,611,492      9,591,831      5,310,037
                                                ------------   ------------   ------------
Cash flows from investing activities:
  Proceeds from sale of assets.................        8,170        188,040        142,569
  Acquisition of property and equipment........  (26,145,670)    (1,933,080)    (1,593,865)
                                                ------------   ------------   ------------
     Net cash used in investing activities.....  (26,137,500)    (1,745,040)    (1,451,296)
                                                ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings...........   21,385,843     32,810,000        500,000
  Principal payments on long-term debt.........   (4,437,430)   (39,085,029)    (3,717,152)
  Acquisition of treasury stock................          -          (65,875)      (264,000)
                                                ------------   ------------   ------------
     Net cash provided by
     (used in) financing activities............   16,948,413     (6,340,904)    (3,481,152)
                                                ------------   ------------   ------------

     Net increase (decrease) in cash...........     (577,595)     1,505,887        377,589

Cash at beginning of period....................    5,527,839      4,021,952      3,644,363
                                                ------------   ------------   ------------
Cash at end of period.......................... $  4,950,244   $  5,527,839   $  4,021,952
                                                ============   ============   ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest, net of
    capitalized interest....................... $  1,669,848   $  3,406,740   $  3,773,617
  Capitalized interest.........................      432,835            -              -
  Cash paid for income taxes...................    1,987,479        610,000        587,542

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts......    1,060,730        336,926      1,243,878
  Capitalized loan costs included
   in accounts payable.........................          -        1,185,000            -

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years ended December 31, 1998, 1997, and 1996


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

Reclassifications

     Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on the Company's net income.

Inventories

     Inventories, consisting primarily of food, beverages, and retail merchandise, are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

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

Promotional Allowances

     The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:

                                 Years ended December 31,
                         ---------------------------------------
                             1998          1997          1996
                         -----------   -----------   -----------
     Hotel.............. $ 1,129,300   $   401,000   $   476,000
     Food and beverage..   5,644,800     5,393,000     5,043,000
                         -----------   -----------   -----------
                         $ 6,774,100   $ 5,794,000   $ 5,519,000
                         ===========   ===========   ===========

Advertising Costs

     All advertising costs are expensed as incurred. Advertising expense was $1,897,036, $1,940,628, and $1,558,895 for 1998, 1997, and 1996, respectively.

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

Earnings Per Share

     In 1997 the Company adopted the provisions of SFAS No. 128, Earnings Per Share. Earnings per share for the year ended December 31, 1996 have been restated to reflect the adoption of SFAS No. 128. SFAS No. 128 requires companies to present basic earnings per share, and, if applicable, diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (Shares in thousands):

                                               Years ended December 31,
                                ------------------------------------------------------
                                      1998               1997               1996
                                ----------------   ----------------   ----------------
                                       Per Share          Per Share          Per Share
                                Shares   Amount    Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------   ------ ---------
Income before
 Extraordinary item
     Basic.....................  9,436    $0.40     9,444    $0.39     9,502    $0.09
     Effect of dilutive
      stock options............     66      -          35      -         -        -
                                ------ ---------   ------ ---------   ------ ---------
     Diluted...................  9,502    $0.40     9,479    $0.39     9,502    $0.09
                                ====== =========   ====== =========   ====== =========

Net Income
     Basic.....................  9,436    $0.40     9,444    $0.37     9,502    $0.09
     Effect of dilutive
      stock options............     66      -          35      -         -        -
                                ------ ---------   ------ ---------   ------ ---------
     Diluted...................  9,502    $0.40     9,479    $0.37     9,502    $0.09
                                ====== =========   ====== =========   ====== =========

     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares:

                                      1998          1997          1996
                                  -----------   -----------   -----------
Options to purchase shares of
 common stock (in thousands).....      16            26            32
Exercise prices.................. $5.88-$8.06   $4.88-$8.06   $3.50-$8.06
Expiration dates.................  6/99-5/08     9/98-6/00     9/98-6/00

Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107 "Disclosures About Fair Value of Financial Instruments." The estimated fair value of the Company's financial instruments have been determined by the Company, using available market information and valuation methodologies. However, considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     The carrying amounts of cash, receivables, accounts payable and accrued expenses, and current installments of long-term debt approximate fair value because of the short-term nature of these instruments.

     The fair value of long-term debt is estimated based on the current borrowing rates offered to the Company for debt of the same remaining maturities.

     It is estimated that the carrying amounts of all of the Company's financial instruments approximate fair value at December 31, 1998.

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

NOTE 2.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                          December 31,
                                   -------------------------
                                       1998          1997
                                   -----------   -----------
     Casino....................... $   975,726   $   644,426
     Hotel........................     322,002       260,300
     Other........................     142,193        83,419
                                   -----------   -----------
                                     1,439,921       988,145
     Less allowance for
      doubtful accounts...........    (165,578)     (150,725)
                                   -----------   -----------
                                   $ 1,274,343   $   837,420
                                   ===========   ===========

     The following is a reconciliation of the allowance for doubtful accounts:

     Balance, December 31, 1996               $ 123,726
      Additions charged to income               201,343
      Accounts written off, less recoveries    (174,344)
                                              ---------
     Balance, December 31, 1997                 150,725
      Additions charged to income               194,853
      Accounts written off, less recoveries    (180,000)
                                              ---------
     Balance, December 31, 1998               $ 165,578
                                              =========

NOTE 3.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                          December 31,
                                   -------------------------
                                       1998          1997
                                   -----------   -----------
     Accrued salaries, wages
      and related benefits........ $ 1,506,699   $ 1,063,776
     Progressive slot machine
      and other gaming accruals...   1,175,361     1,426,365
     Accrued gaming taxes.........     174,508       101,133
     Accrued interest.............     559,084         6,843
     Other accrued liabilities....     736,585       785,738
                                   -----------   -----------
                                   $ 4,152,237   $ 3,383,855
                                   ===========   ===========

NOTE 4.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                           December 31,
                                                                   ---------------------------
                                                                       1998           1997
                                                                   ------------   ------------
     Amounts outstanding under bank construction and reducing
      revolving credit facility, collateralized by substantially all property and equipment of Golden Road and guaranteed
      by Monarch and its three largest stockholders, with
      floating interest rates tied to a base rate approximately
      equal to the prime rate or LIBOR (at the Company's option)
      plus a margin which fluctuates according to the Company's
      ratio of funded debt to EBITDA.  At December 31, 1998,
      the Company's average interest rate was approximately 7.0%.
      The loan matures in June 2004, with all unpaid interest
      and principal due and payable at that time.................. $ 50,328,451   $ 32,810,000
     Note payable to bank, collateralized by real property and
      guaranteed by Monarch and its three largest stockholders,
      with floating interest rates equal to the three month
      LIBO rate plus a margin which fluctuates according to
      the Company's ratio of funded debt to EBITDA.  At
      December 31, 1998, the Company's interest rate was
      Approximately 6.81%.  Interest and scheduled principal
      payments are payable quarterly until June, 2004,
      with all unpaid interest and principal due and payable
      at that time................................................    1,855,097            -
     Land purchase loan to seller, collateralized by real
      Property, with interest fixed at 6%.  Interest only
      payable monthly until September 1998, when all unpaid
      principal and interest is due...............................          -        1,897,597
     Amounts outstanding under bank credit facility,
      collateralized by furniture, fixtures and equipment and
      guaranteed in full by Monarch and in part by Monarch's
      three largest stockholders, with interest rates on
      advances fixed at a margin over five year U.S. Treasury
      notes.  At December 31, 1998, the Company's average
      interest rate was 6.8%.  Each advance under the credit
      facility is repaid in 60 monthly installments of
      principal and interest.  The Company may borrow up to
      $4,500,000 on this credit facility through June 30, 1999....      339,795            -
     Slot purchase contracts, collateralized by equipment,
      maturing in 1999............................................      515,736        215,668




     Notes payable, collateralized by equipment, with
      principal and interest due monthly through 2000.............      121,204        227,876
                                                                   ------------   ------------
                                                                   $ 53,160,263   $ 35,151,141
     Less current maturities......................................     (850,498)    (2,243,611)
                                                                   ------------   ------------
                                                                   $ 52,309,785   $ 32,907,530
                                                                   ============   ============

     THE CREDIT FACILITY. The Company has a $80 million construction and reducing revolving bank credit facility (the "Credit Facility") with a consortium of banks. The Credit Facility is a direct obligation of Golden Road, and is guaranteed by Monarch. The Credit Facility is also guaranteed by John Farahi, Co-Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Monarch and Golden Road and General Manager of the Atlantis; Behrouz Ben Farahi, Co-Chairman of the Board, Chief Financial Officer, Secretary and Treasurer of Monarch and Golden Road; and Bahram (Bob) Farahi, Co-Chairman of the Board and President of Monarch and Golden Road, individually.

     The Company can borrow up to $80 million under the Credit Facility for construction costs related to the Atlantis Expansion. The Credit Facility may be used only for construction of the Atlantis Expansion until the project is completed, and during this period, draws under the Credit Facility are subject to the satisfaction of various conditions typically applicable to construction loans. Following completion of the Atlantis Expansion, the Credit Facility will convert from a construction loan to a reducing revolving term loan, and the Company will be able to utilize proceeds from the Credit Facility for working capital needs and general corporate purposes relating to the Atlantis and for ongoing capital expenditure requirements at the Atlantis.

     At the Company's option, borrowings under the Credit Facility can accrue interest at a rate designated by the agent bank as its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by the Company will include a margin added to either the Base Rate or to LIBOR that is tied to the Company's ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on the Company's Leverage Ratio, this margin can vary between 0.00 percent and 2.00 percent above the Base Rate, and between 1.50 percent and 3.50 percent above LIBOR. At December 31, 1998, the applicable margin was the Base Rate plus 0.50%, and the applicable LIBOR margin was LIBOR plus 2.0%. The Base Rate at December 31, 1998 was 7.75%, and the one month LIBOR was approximately 5.1%.
At December 31, 1998, the Company had Base Rate loans outstanding of approximately $577 thousand and LIBOR loans outstanding of approximately $49.7 million.

     The maturity date of the Credit Facility is June 30, 2004. Beginning July 1, 2000, the maximum principal available under the Credit Facility will reduce quarterly from $80 million by an aggregate of $40 million in increasing increments ranging from $1.5 million to $6 million. The Company may prepay borrowings under the Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period) so long as the amount repaid is at least $200 thousand and a multiple of $10 thousand. Following completion of the Atlantis Expansion, amounts prepaid under the Credit Facility may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available. The Company may also permanently reduce the maximum principal available under the Credit Facility at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.

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

     Following completion of the Atlantis Expansion, the Credit Facility also provides for certain swingline loans to the Company, generally to provide short-term financing pending the funding of a draw by the lenders under the Credit Facility. Such swingline loans will accrue interest at the Base Rate in the same manner as other borrowings under the Credit Facility.

     The Company paid various fees and other loan costs upon the closing of the Credit Facility that are being amortized over the term of the Credit Facility. Following completion of the Atlantis Expansion, the Company will be required to pay a fee equal to three eighths of one percent per annum on the average unused portion of the Credit Facility.

     Annual maturities of long-term debt as of December 31, 1998, are as follows:

     Years ending
     December 31,
     ------------
         1999.......... $     850,498
         2000..........       248,909
         2001..........       471,726
         2002..........       476,476
         2003                 481,184
         Thereafter        50,631,470
                        -------------
                        $  53,160,263
                        =============

NOTE 5.  INCOME TAX

     Income tax expense consists of the following:

                                                    Years ended December 31,
                                            ---------------------------------------
                                                1998          1997          1996
                                            -----------   -----------   -----------
     Current expense....................... $ 1,297,283   $ 1,062,921   $   694,747
     Deferred expense (benefit)............     623,674       949,009      (226,568)
                                            -----------   -----------   -----------
                                            $ 1,920,957   $ 2,011,930   $   468,179
                                            ===========   ===========   ===========

     The difference between the Company's provision for federal income taxes as presented in the accompanying Consolidated Statements of Income, and the provision for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings.

                                                    Years ended December 31,
                                            ---------------------------------------
                                                1998          1997          1996
                                            -----------   -----------   -----------
     Income tax at the statutory rate......      34.0%         34.0%         34.0%
     Non-deductible expenses...............       1.7%          1.2%          3.1%
     Tax credits...........................      (1.2)%          -             -
     Other, net............................      (0.7)%          -           (1.0)%
                                            -----------   -----------   -----------
                                                 33.8%         35.2%         36.1%
                                            ===========   ===========   ===========

     The components of the deferred income tax assets and liabilities at December 31, 1998 and 1997, as presented in the Consolidated Balance Sheets, are as follows:

                                                1998          1997
                                            -----------   -----------
     CURRENT ASSETS
      Compensation and benefits............ $    88,319   $    73,000
      Bad debt reserves....................      56,297        51,000
      Accrued gaming liabilities...........      71,406       136,000
      Accrued other liabilities............         -          51,000
      Alternative minimum tax credit.......     216,852       506,000
      General business tax credit..........         -         238,000
                                            -----------   -----------
        Deferred income tax asset           $   432,874   $ 1,055,000
                                            ===========   ===========

     NONCURRENT LIABILITIES
      Impairment of assets.................     (70,195)      (70,000)
      Depreciation.........................  (1,900,810)   (1,899,000)
      Land basis...........................    (277,543)     (278,000)
                                            -----------   -----------
        Deferred income tax liability       $(2,248,548)  $(2,247,000)
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

     Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than statutory limits. The Company contributes twenty five cents for each dollar contributed by a participant, with a maximum contribution of 4% of a participant's compensation. The Company's matching contribution was approximately $19,300 in 1998 and $17,000 in 1997 and 1996.

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

                                                       Years ended December 31,
                                                ---------------------------------------
                                                   1998          1997          1996
                                                -----------   -----------   -----------
     Income before
      extraordinary item        As reported     $ 3,759,782   $ 3,710,148   $   829,868
                                Pro forma         3,728,019     3,515,191       829,145

     Net income                 As reported       3,759,782     3,525,625       829,868
                                Pro forma         3,728,019     3,330,668       829,145

     Basic earnings per share
      before extraordinary item As reported            0.40          0.39          0.09
                                Pro forma              0.40          0.37          0.09

     Basic earnings per share   As reported            0.40          0.37          0.09
                                Pro forma              0.40          0.35          0.09

     Diluted earnings per share
      before extraordinary item As reported            0.40          0.39          0.09
                                Pro forma              0.39          0.37          0.09

     Diluted earnings per share As reported            0.40          0.37          0.09
                                Pro forma              0.39          0.35          0.09

     The fair value of the Company's stock options was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996: dividend yield of 0.0%; expected volatility of 60.0%, 35.0% and 55.0%, respectively; a weighted average risk free interest rate of 4.90%, 6.61% and 6.25%, respectively; and an expected holding period of three to seven years.

     Presented below is a summary of the status of the Company's stock options and the related transactions.

                                                     Weighted Average
                                           Shares     Exercise Price
                                          --------   ----------------
     Outstanding at December 31, 1995....   26,900        $ 7.02
      Granted............................    5,800          3.91
      Exercised..........................      -              -
      Forfeited/expired..................   (1,000)        (7.50)
                                           -------
     Outstanding at December 31, 1996....   31,700          6.44
      Granted............................  233,700          3.21
      Exercised..........................      -              -
      Forfeited/expired..................   (2,500)        (2.88)
                                           -------
     Outstanding at December 31, 1997....  262,900        $ 3.60
      Granted.......................        14,600          5.98
      Exercised.....................           -              -
      Forfeited/expired.............       (25,300)        (6.27)
                                          --------
     Outstanding at December 31, 1998..... 252,200        $ 3.47
                                          ========

     Weighted average fair value of
      options granted during 1998.........  $ 2.18
                                          ========
                             1997.........  $ 1.28
                                          ========
                             1996.........  $ 0.26
                                          ========


                                   Stock Options Outstanding   Stock Options Exercisable
                                   -------------------------   -------------------------
                                      Weighted   Weighted                      Weighted
                                      Average    Average                       Average
        Range of                    Contractual  Exercise                      Exercise
     Exercise Prices    Shares         Life       Price           Shares        Price
     ----------------   -------      --------    ---------        -------       --------
     $2.25 to $3.50     162,400        6.67        $ 2.72          52,400        $ 2.37
     $4.00 to $5.00      60,600        1.60          4.50          59,600          4.49
     $5.75 to $8.13      17,000        5.13          6.28           9,800          6.46
                        -------                                   -------
          Total         240,000                                   121,800
                        =======                                   =======

NOTE 7.  RELATED PARTY TRANSACTION

     The Company purchased water rights for the Atlantis Expansion during 1998 for $358,000 from a partnership in which three major stockholders of the Company are general partners. These stockholders are also directors of the

Company. The water rights were purchased at the prevailing price at the time of the transaction.

NOTE 8.  LEGAL PROCEEDINGS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on June 9, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on June 9, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on June 9, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on June 9, 1999.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements

             Included in Part II of this report:

             Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996.

             Consolidated Balance Sheets at December 31, 1998 and 1997.

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

             Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

             Notes to Consolidated Financial Statements.

          2. Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

     (b)     Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the 1998 fourth quarter.

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

      4.02 Amended and Restated Monarch Casino & Resort, Inc. 1993 Directors' Stock Option Plan.

      4.03 Amended and Restated Monarch Casino & Resort, Inc. 1993 Executive Long Term Incentive Plan is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1997, Item 14(c), Exhibit 4.03.

      4.04 Amended and Restated Monarch Casino & Resort, Inc. 1993 Employee Stock Option Plan is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1997, Item 14(c), Exhibit 4.04.

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

     10.02 First Amendment to Construction and Reducing Revolving Credit Agreement, dated as of January 9, 1998, among Golden Road Motor Inn, Inc. as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi, and Behrouz Farahi as guarantors, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders, Swingline Lender and L/C Issuer is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1997, Item 14(c), Exhibit 10.02.

     10.03 Second Amendment to Construction and Reducing Revolving Credit Agreement, dated as of June 12, 1998, among Golden Road Motor Inn, Inc. as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi, and Behrouz Farahi as guarantors, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders, Swingline Lender and L/C Issuer is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended June 30, 1998, Item 6(a), Exhibit 10.01.

     10.04 Term Loan Agreement, entered into as of the 23rd day of July, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank National Association as Term Lender is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended September 30, 1998, Item 6(a), Exhibit 10.01.

     10.05 Schedule to Master Loan Agreement, dated as of December 16, 1998; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender.

     10.06 Agreement dated April 20, 1998, between Golden Road Motor Inn, Inc. and Krump Construction, Inc. is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended March 31, 1998, Item 6(a), Exhibit 10.01.

     10.07 Agreement dated June 12, 1998, between Golden Road Motor Inn, Inc. and Perini Building Company, Inc. is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended June 30, 1998, Item 6(a), Exhibit 10.02.

     10.08 Lease, by and between Sierra Development Company, dba Club Cal-Neva, Tenant, and Golden Road Motor Inn, Inc., dba Clarion Hotel and Casino, Landlord, dated June 10, 1991 is incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16, Exhibit 10.03.

     10.09 Agreement for Purchase of Real Property between Marcelle M. Caramella, a widow, individually and Marcelle Margaret Caramella, as trustee of the Trust created under the Last Will and Testament of Ernest John Caramella, deceased, Ben A. Caramella and Cecile
            D. Caramella, as trustees of the Caramella Family Trust Agreement dated December 1, 1989, Marcelle Margaret Caramella, Erma V. Pezzi, Trustee of the Erma V. Pezzi Trust Agreement dated November 21, 1991, Golden Road Motor Inn, Inc. and Farahi Investment Company, dated June 1, 1993 is incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16, Exhibit 10.04.

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




                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)



Date: March 30, 1999                   By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature          Title                                   Date
     ------------------ -----------------------------------     ----
     /s/ JOHN FARAHI    Co-Chairman of the Board of Directors,  March 30, 1999
     ------------------ Chief Executive Officer (Principal
     John Farahi        Executive Officer) and Director

     /s/ BOB FARAHI     Co-Chairman of the Board of Directors,  March 30, 1999
     ------------------ President, and Director
     Bob Farahi

     /s/ BEN FARAHI     Co-Chairman of the Board of Directors,  March 30, 1999
     ------------------ Secretary, Treasurer, Chief Financial
     Ben Farahi         Officer (Principal Financial Officer
                        and Principal Accounting Officer) and
                        Director

     /s/ CRAIG F.
         SULLIVAN       Director                                March 30, 1999
     ------------------
     Craig F. Sullivan

     /s/FRANK A. MODICA Director                                March 30, 1999
     ------------------
     Frank A. Modica

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
            Stock Option Plan.

      4.03  Amended and Restated Monarch Casino & Resort, Inc. 1993 Executive
            Long Term Incentive Plan is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1997, Item 14(c), Exhibit 4.03.

      4.04  Amended and Restated Monarch Casino & Resort, Inc. 1993 Employee
            Stock Option Plan is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1997, Item 14(c), Exhibit 4.04.

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

     10.02  First Amendment to Construction and Reducing Revolving Credit
            Agreement, dated as of January 9, 1998, among Golden Road Motor
            Inn, Inc. as Borrower, Monarch Casino & Resort, Inc., John Farahi,
            Bahram Farahi, and Behrouz Farahi as guarantors, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders, Swingline Lender and L/C Issuer is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1997, Item 14(c), Exhibit 10.02.



     10.03  Second Amendment to Construction and Reducing Revolving Credit
            Agreement, dated as of June 12, 1998, among Golden Road Motor Inn,
            Inc. as Borrower, Monarch Casino & Resort, Inc., John Farahi,
            Bahram Farahi, and Behrouz Farahi as guarantors, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders, Swingline Lender and L/C Issuer is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended June 30, 1998, Item 6(a), Exhibit 10.01.

     10.04 Term Loan Agreement, entered into as of the 23rd day of July, 1998, by and among Golden Road Motor Inn, Inc., as Borrower,
            Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and
            Behrouz Farahi as guarantors, and U.S. Bank National Association as Term Lender is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended September 30, 1998, Item 6(a), Exhibit 10.01.

     10.05  Schedule to Master Loan Agreement, dated as of December 16, 1998;         53
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender.

     10.06  Agreement dated April 20, 1998, between Golden Road Motor Inn,
            Inc. and Krump Construction, Inc. is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended March 31, 1998, Item 6(a), Exhibit 10.01.

     10.07  Agreement dated June 12, 1998, between Golden Road Motor Inn, Inc.
            and Perini Building Company, Inc. is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended June 30, 1998, Item 6(a), Exhibit 10.02.

     10.08  Lease, by and between Sierra Development Company, dba Club Cal-
            Neva, Tenant, and Golden Road Motor Inn, Inc., dba Clarion Hotel and Casino, Landlord, dated June 10, 1991 is incorporated herein by reference from the Company's Form S-1 registration statement
            (SEC File 33-64556), Part II, Item 16, Exhibit 10.03.

     10.09  Agreement for Purchase of Real Property between Marcelle M.
            Caramella, a widow, individually and Marcelle Margaret Caramella, as trustee of the Trust created under the Last Will and Testament of Ernest John Caramella, deceased, Ben A. Caramella and Cecile
            D. Caramella, as trustees of the Caramella Family Trust Agreement dated December 1, 1989, Marcelle Margaret Caramella, Erma V.
            Pezzi, Trustee of the Erma V. Pezzi Trust Agreement dated
            November 21, 1991, Golden Road Motor Inn, Inc. and Farahi
            Investment Company, dated June 1, 1993 is incorporated herein by reference from the Company's Form S-1 registration statement (SEC
            File 33-64556), Part II, Item 16, Exhibit 10.04.

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