Form 10-Q
period 1999-03-31
MONARCH CASINO & RESORT INC
filed 1999-05-17
CIK 907242

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ___ NO ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 1999, there were 9,436,275 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                          March 31,
                                               ----------------------------
                                                    1999            1998
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Revenues
  Casino...................................... $ 10,050,707      $9,498,970
  Food and beverage...........................    4,561,487       4,223,401
  Hotel.......................................    2,362,892       2,402,414
  Other.......................................      633,056         562,394
                                               ------------    ------------
     Gross revenues...........................   17,608,142      16,687,179
  Less promotional allowances.................   (2,674,607)     (2,133,937)
                                               ------------    ------------
     Net revenues.............................   14,933,535      14,553,242
                                               ------------    ------------
Operating expenses
  Casino......................................    4,669,832       4,071,035
  Food and beverage...........................    2,405,086       2,285,703
  Hotel.......................................      806,847         920,614
  Other.......................................      101,389         117,313
  Selling, general and administrative.........    4,831,231       4,043,839
  Depreciation and amortization...............    1,223,205       1,130,044
                                               ------------    ------------
     Total....................................   14,037,590      12,568,548
                                               ------------    ------------
     Income from operations...................      895,945       1,984,694
                                               ------------    ------------
Other expense
  Interest expense............................      574,674         616,633
                                               ------------    ------------
     Total....................................      574,674         616,633
                                               ------------    ------------
     Income before income taxes...............      321,271       1,368,061
Provision for income taxes....................      109,232         465,106
                                               ------------    ------------
     Net Income............................... $    212,039    $    902,955
                                               ============    ============

Income per share of common stock
  Net income
    Basic..................................... $       0.02    $       0.10
    Diluted................................... $       0.02    $       0.10

  Weighted average number of common
   shares and potential common
   shares outstanding
    Basic.....................................    9,436,275       9,436,275
    Diluted...................................    9,510,369       9,504,643

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                 March 31,     December 31,
                                                    1999            1998
                                               ------------    ------------
                                                (Unaudited)
ASSETS
Current assets
  Cash........................................ $  5,025,048    $  4,950,244
  Receivables, net............................    1,249,020       1,274,343
  Inventories.................................      440,869         476,948
  Prepaid expenses............................    1,482,127       1,628,717
  Prepaid Federal Income Taxes................      302,257         449,226
  Deferred income taxes.......................      399,984         432,874
                                               ------------    ------------
     Total current assets.....................    8,899,305       9,212,352
                                               ------------    ------------
Property and equipment
  Land........................................   10,339,530      10,339,530
  Buildings...................................   35,335,973      35,335,973
  Furniture and equipment.....................   25,177,797      24,667,318
  Improvements................................    4,971,921       4,969,881
                                               ------------    ------------
                                                 75,825,221      75,312,702
  Less accumulated
   depreciation and amortization..............  (23,302,117)    (22,125,039)
                                               ------------    ------------
                                                 52,523,104      53,187,663
  Construction in progress....................   50,204,914      32,669,282
                                               ------------    ------------
     Net property and equipment...............  102,728,018      85,856,945
                                               ------------    ------------
Other assets..................................    1,621,120       1,662,663
                                               ------------    ------------
                                               $113,248,443    $ 96,731,960
                                               ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $    938,206    $    850,498
  Accounts payable-trade......................    3,289,352       3,441,829
  Accounts payable-construction...............    7,283,571       7,275,617
  Accrued expenses............................    4,852,547       4,152,237
                                               ------------    ------------
     Total current liabilities................   16,363,676      15,720,181

Long-term debt, less current maturities.......   68,041,363      52,309,785
Deferred income taxes.........................    2,177,920       2,248,548
Commitments and contingencies.................          -               -

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............          -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 outstanding........                     95,363          95,363
  Additional paid-in capital..................   17,241,788      17,241,788
  Treasury stock..............................     (329,875)       (329,875)
  Retained earnings...........................    9,658,208       9,446,170
                                               ------------    ------------
     Total stockholders' equity...............   26,665,484      26,453,446
                                               ------------    ------------
                                               $113,248,443    $ 96,731,960
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                    1999            1998
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $    212,039    $    902,955
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............    1,223,205       1,130,044
    Loss on disposal of assets................         -             17,515
    (Increase) decrease in receivables, net...       25,323        (447,023)
    Decrease in inventories...................       36,079         180,234
    (Increase) decrease in prepaid expenses...      293,559         (81,781)
    Decrease in deferred income tax asset.....       32,891          90,000
    (Increase) decrease in other assets.......       41,543         (41,710)
    Decrease in accounts payable............       (144,523)     (2,151,161)
    Increase in accrued expenses..............      700,311         754,103
    Decrease in deferred
     income tax liability.....................      (70,628)        (21,000)
                                               ------------    ------------
     Net cash provided by
      operating activities....................    2,349,799         332,176
                                               ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets................         -              8,100
  Acquisition of property and equipment.......   (17,787,413)       (843,995)
                                               ------------    ------------
     Net cash used in investing activities....   (17,787,413)       (835,895)
                                               ------------    ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings..........   15,795,368       3,205,000
  Principal payments on long-term debt........     (282,950)     (4,202,755)
                                               ------------    ------------
     Net cash provided by (used in)
      financing activities....................   15,512,418        (997,755)
                                               ------------    ------------

     Net increase (decrease) in cash..........       74,804      (1,501,474)

Cash at beginning of period...................    4,950,244       5,527,839
                                               ------------    ------------
Cash at end of period......................... $  5,025,048    $  4,026,365
                                               ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest,
   net of capitalized interest................ $    315,664    $    243,209
  Capitalized interest........................      529,224          18,662
  Cash paid for income taxes..................         -            287,479

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts.....      306,867         351,074

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

Reclassifications

     Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on the Company's net income.

NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements for the three month periods ended March 31, 1999 and March 31, 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1998. The results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or for any other period.

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

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                   Three Months ended March 31,
                                -----------------------------------
                                      1999               1998
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,436    $0.02     9,436    $0.10
     Effect of dilutive
      stock options............     74      -          69       -
                                ------ ---------   ------ ---------
     Diluted...................  9,510    $0.02     9,505    $0.10
                                ====== =========   ====== =========

     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares:

                                  Three Months ended March 31,
                                  ----------------------------
                                      1999             1998
                                  -----------      -----------
Options to purchase shares of
 common stock (in thousands).....      2               15
Exercise prices..................    $8.06        $7.25-$8.06
Expiration dates.................     6/99         9/98-6/00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, Reno-area tourism conditions, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), construction and completion of additional facilities, the regulation of the gaming industry (including actions affecting licensing), outcome of litigation, domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, and issues related to the year 2000.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended March 31, 1999 and 1998

     For the three month period ended March 31, 1999, the Company earned $212 thousand, or $.02 per share, on net revenues of $14.9 million, a decrease from earnings of $903 thousand, or $.10 per share, on net revenues of $14.6 million for the three months ended March 31, 1998. Income from operations for the three months ended March 31, 1999 totaled $896 thousand, compared to $2.0 million for the same period in 1998. The Company's 1999 first quarter net revenue represents a new first quarter record for the Company, but net income and earnings per share were negatively impacted primarily by construction disruption and start-up expenses related to the Company's Atlantis expansion project (the "Atlantis Expansion")and to a lesser extent, severe winter weather and the absence of a major event comparable to the four month American Bowling Congress Tournament in 1998's first quarter results. In the Reno area market, the January through March period encompassing the Company's first quarter has traditionally been marked by weather-related seasonality, with winter storms producing moderate to severe travel delays and difficulties for visitors to the region. The impact of the weather and the absence of a major event were relatively minor when compared to the negative impact that construction disruption and start-up expenses had on the 1999 first quarter results. The Company incurred ongoing expansion related expenses throughout the first quarter of 1999 with no meaningful offsetting revenues from new capacity coming on line. The Atlantis Expansion consists of the enclosed overhead "skywalk" structure connecting the Atlantis with its 16 acre site across South Virginia Street from the Atlantis (the "Skywalk") and a new 27-story hotel tower containing additional casino and public space (the "Hotel Tower Project"). The Company completed the Skywalk during the third week of March 1999 and began bringing on line certain areas of the Hotel Tower Project during April 1999. The remainder of the Hotel Tower Project will be phased in over a period ending sometime late in the quarter ending June 30, 1999.

     Casino revenues were up 5.8% in the 1999 first quarter compared to the 1998 first quarter, reflecting growth in slot revenues but a decline in table game revenues. Slot revenues were up 9.4% in the 1999 first quarter compared to the 1998 first quarter due to an increase in the volume of slot machine play. Table game revenue in the 1999 first quarter decreased 5.2% from the 1998 first quarter due to an decrease in table game drop. Casino operating expenses amounted to 46.5% of casino revenues in the 1999 first quarter, compared to 42.9% in the 1998 first quarter, with the difference due primarily to higher labor costs and higher promotional allowance costs in the 1999 period.

     Food and beverage revenues increased 8.0% in the 1999 first quarter compared to the 1998 first quarter due primarily to higher average guest checks. Food and beverage operating expenses amounted to 52.7% of food and beverage revenues during the 1999 first quarter, an improvement from 54.1% in the 1998 first quarter.

     Hotel revenues were essentially flat in the 1999 first quarter decreasing 1.6% from the 1998 first quarter, reflecting a decrease in the Atlantis' average daily room rate ("ADR") but an improvement in the Atlantis' average hotel occupancy rate. The Atlantis' ADR decreased $.84 or 1.6% while the hotel occupancy rate increased 1.0 point or 1.2% in the 1999 first quarter compared to the 1998 first quarter. Hotel operating expenses in the 1999 first quarter amounted to 34.1% of hotel revenues, compared to 38.3% in the 1998 first quarter, primarily reflecting increased operating efficiencies.

     Other revenues increased 12.6% in the 1999 first quarter compared to the 1998 first quarter, primarily reflecting increased revenues from the Atlantis' retail outlet and collection of gaming receivables previously written off. Other expenses in the 1999 first quarter amounted to 16.0% of other revenues, compared to 20.9% in the 1998 first quarter.

     Selling, general and administrative expenses amounted to 32.4% of net revenues in the first quarter of 1999, compared to 27.8% in the 1998 first quarter. This increase is primarily due to higher personnel costs and higher marketing costs necessary in preparation for the 1999 opening of the Atlantis Expansion as well as additional operating expenses associated with the Atlantis Expansion.

     Interest expense for the 1999 first quarter totaled $575 thousand, a decrease of 6.8% from $617 thousand in the 1998 first quarter. The decrease reflects lower average interest rates on the Company's debt and the capitalization of certain interest costs in the 1999 period. In the 1999 first quarter, the Company capitalized approximately $529 thousand in interest costs related to the Atlantis Expansion. During the 1998 first quarter, $19 thousand in interest costs were capitalized.

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

     Upon its completion, the Hotel Tower Project will add approximately 390 rooms, 16,000 square feet of additional casino space and other amenities to the Atlantis. Major construction on the Hotel Tower Project began in July 1998 and is expected to be completed in late spring/early summer 1999. The Company carefully planned the Hotel Tower Project to mitigate the disruptive effects of construction by redirecting traffic flows, creating alternative access points at the Atlantis, and restricting construction crews , materials and vehicles to specified areas. Following the very disruptive construction mobilization process in July 1998, the Company believes these steps have been effective in reducing the disruptive effect of the construction activities; however, the Company believes that some disruption is occurring and will continue to occur until the Hotel Tower Project is completed.

     The Skywalk connects the Atlantis with a 16-acre site with additional parking owned by the Company adjacent to and across South Virginia Street from the Atlantis. The Skywalk is directly in front of the Atlantis. Although the Skywalk is much smaller in scale than the Hotel Tower Project, the construction activity associated with the Skywalk also impeded traffic flows and access to the property and resulted in business disruptions. The Company took similar steps to those described above to minimize the disruptive impact of the construction activity, but believes that disruption occurred until the project was completed during the third week of March 1999. With the Atlantis Expansion, the Company is subject to certain risks typically associated with large-scale construction projects, including the risks of delay, shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference and unanticipated cost increases.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1999, net cash provided by operating activities totaled $2.3 million. Net cash used in investing activities for the same period totaled $17.8 million, which consisted entirely of acquisitions of property and equipment at the Atlantis, most of which were related to the Atlantis Expansion. Net cash provided by financing activities totaled $15.5 million as the Company borrowed funds under its bank credit facility to fund the costs of the Atlantis Expansion. As a result, at March 31, 1999, the Company had cash of $5.0 million, compared to a similar amount of $5.0 million at December 31, 1998.

     The Company has an $80 million construction and reducing revolving credit facility with a group of banks (the "Credit Facility"). The principal terms of the Credit Facility are summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. At March 31, 1999, the outstanding balance of the Credit Facility was $66.1 million.

     The Company also has available a second bank credit facility on which it may borrow up to $4.5 million. The principal terms of this second bank credit facility are also summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. At March 31, 1999, the outstanding balance on this second bank credit facility was $325 thousand.

     The Company has signed contracts to construct the Atlantis Expansion, which the Company estimates will cost approximately $70 million to construct. The Company believes it will have adequate resources available through cash on hand, cash flow from operations, and borrowings allowed under the Credit Facility to complete the Atlantis Expansion.

     In addition to the potential funding requirements associated with the Atlantis Expansion, the Company continues to monitor expansion and development opportunities at its other Reno site and elsewhere in Nevada and in other jurisdictions. The decision by the Company to proceed with any substantial project will require the Company to secure adequate financing on acceptable terms. No assurances can be made that if such projects are pursued that adequate financing would be available on acceptable terms, if at all.

     The Company believes that its existing cash balances, cash flow from operations and borrowings available under the Credit Facility will provide the Company with sufficient resources to fund its operations, meet its existing debt obligations and fund its capital expenditure requirements; however, the Company's operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

YEAR 2000

     The Company has undertaken an assessment of the information systems and software used in its operations to determine whether or not those systems were Year 2000 compliant, and implemented plans to upgrade or replace systems and/or software that was determined not to be Year 2000 compliant. Based on that assessment, and the plans made as a result thereof, the Company believes that its critical information systems are Year 2000 compliant or will be made Year 2000 compliant before the end of 1999. The Company begun, and is continuing to assess, potential issues related to the Year 2000 other than those relating to the Company's internal information systems, such as critical supplier readiness and potential problems associated with embedded technologies, and will develop and implement plans to correct any deficiencies found. The costs of addressing the Company's Year 2000 issues have not been fully determined, but are not currently expected to be material to the Company's financial position; however, should the Company and/or its critical suppliers fail to identify and/or correct material Year 2000 issues, such failure could impact the Company's ability to operate as it did before the Year 2000, and subsequently have a material impact on the Company's operating results or financial position. In such an event, the Company will address issues as they arise and strive to minimize any impact on the Company's operations.

     For a more detailed discussion of the Company's liquidity and capital resources, and issues related to the Year 2000, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Item 7.

                         PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

             Exhibit No.     Description
             -----------     -----------

             27.01           Financial Data Schedule

     (b)     Reports on Form 8-K

             None.

                                  SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)

Date:  May 14, 1999                     By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

                                EXHIBIT INDEX

Exhibit No.            Description                    Page No.
-----------            -----------                    --------

27.01                  Financial Data Schedule