Form 10-Q
period 1999-06-30
MONARCH CASINO & RESORT INC
filed 1999-08-13
CIK 907242

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO______.

                         Commission File No. 0-22088

                        MONARCH CASINO & RESORT, INC.
            (Exact name of registrant as specified in its charter)
                          -------------------------

                NEVADA                                88-0300760
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)
     1175 W. MOANA LANE, SUITE 200
             RENO, NEVADA                               89509
        (Address of principal                         (Zip code)
          executive offices)

     Registrant's telephone number, including area code:  (775) 825-3355
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

As of August 11, 1999, there were 9,436,275 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended             Six Months Ended
                                                  June 30,                     June 30,
                                        --------------------------    --------------------------
                                             1999          1998           1999          1998
                                        ------------  ------------    ------------  ------------
                                         (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
Revenues
  Casino............................... $ 11,827,740  $ 10,681,129    $ 21,878,446  $ 20,180,099
  Food and beverage....................    5,802,959     4,772,862      10,364,446     8,996,263
  Hotel................................    3,415,218     3,046,689       5,778,110     5,449,103
  Other................................      666,772       695,125       1,299,828     1,257,519
                                        ------------  ------------    ------------  ------------
     Gross revenues....................   21,712,689    19,195,805      39,320,830    35,882,984
  Less promotional allowances..........   (3,134,502)   (2,633,993)     (5,809,109)   (4,767,930)
                                        ------------  ------------    ------------  ------------
     Net revenues......................   18,578,187    16,561,812      33,511,721    31,115,054
                                        ------------  ------------    ------------  ------------
Operating expenses
  Casino...............................    5,254,962     4,538,495       9,924,793     8,609,530
  Food and beverage....................    3,483,261     2,591,075       5,888,347     4,876,778
  Hotel................................    1,106,499       893,817       1,913,346     1,814,431
  Other................................      112,411       127,781         213,800       245,094
  Selling, general and administrative..    5,548,029     4,246,132      10,379,260     8,289,971
  Depreciation and amortization........    1,600,354     1,156,104       2,823,559     2,286,148
                                        ------------  ------------    ------------  ------------
     Total.............................   17,105,516    13,553,404      31,143,105    26,121,952
                                        ------------  ------------    ------------  ------------
     Income from operations............    1,472,671     3,008,408       2,368,616     4,993,102
                                        ------------  ------------    ------------  ------------
Other expense
  Interest expense.....................      875,033       581,101       1,449,707     1,197,734
                                        ------------  ------------    ------------  ------------
     Total.............................      875,033       581,101       1,449,707     1,197,734
                                        ------------  ------------    ------------  ------------
     Income before income taxes........      597,638     2,427,307         918,910     3,795,368
Provision for income taxes.............      203,197       825,284         312,429     1,290,390
                                        ------------  ------------    ------------  ------------
     Net Income........................ $    394,441  $  1,602,023    $    606,480  $  2,504,978
                                        ============  ============    ============  ============

Income per share of common stock
  Net income
    Basic.............................. $       0.04  $       0.17    $       0.06  $       0.27
    Diluted............................ $       0.04  $       0.17    $       0.06  $       0.26

  Weighted average number of common
   shares and potential common
   shares outstanding
    Basic..............................    9,436,275     9,436,275       9,436,275     9,436,275
    Diluted............................    9,493,774     9,508,406       9,497,936     9,506,560

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





                                    -2-
                        MONARCH CASINO & RESORT, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                             June 30,    December 31,
                                                              1999            1998
                                                         ------------    ------------
                                                          (Unaudited)
ASSETS
Current assets
  Cash................................................. $   4,792,855    $  4,950,244
  Receivables, net.....................................     1,617,203       1,274,343
  Inventories..........................................       522,449         476,948
  Prepaid expenses.....................................     2,014,129       1,628,717
  Prepaid federal income taxes ........................        39,654         449,226
  Deferred income taxes................................       505,458         432,874
                                                        -------------    ------------
     Total current assets..............................     9,491,748       9,212,352
                                                        -------------    ------------
Property and equipment
  Land.................................................    10,339,530      10,339,530
  Buildings............................................    85,580,315      35,335,973
  Furniture and equipment..............................    38,334,273      24,667,318
  Improvements.........................................     4,971,921       4,969,881
                                                        -------------    ------------
                                                          139,226,039      75,312,702
  Less accumulated depreciation and amortization.......   (24,849,313)    (22,125,039)
                                                        -------------    ------------
                                                          114,376,726      53,187,663
  Construction in progress.............................           -        32,669,282
                                                        -------------    ------------
     Net property and equipment........................   114,376,726      85,856,945
                                                        -------------    ------------
Other assets...........................................     1,657,668       1,662,663
                                                        -------------    ------------
                                                        $ 125,526,142    $ 96,731,960
                                                        =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt................. $   2,742,149    $    850,498
  Accounts payable-trade...............................     4,985,043       3,441,829
  Accounts payable-construction........................     5,219,242       7,275,617
  Accrued expenses.....................................     3,948,483       4,152,237
                                                        -------------    ------------
     Total current liabilities.........................    16,894,917      15,720,181

Long-term debt, less current maturities................    79,347,310      52,309,785
Deferred income taxes..................................     2,223,989       2,248,548
Commitments and contingencies..........................           -               -

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued......................           -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 outstanding...............................        95,363          95,363
  Additional paid-in capital...........................    17,241,788      17,241,788
  Treasury stock.......................................      (329,875)       (329,875)
  Retained earnings....................................    10,052,650       9,446,170
                                                        -------------    ------------
     Total stockholders' equity........................    27,059,926      26,453,446
                                                        -------------    ------------
                                                        $ 125,526,142    $ 96,731,960
                                                        =============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    -3-
                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six Months Ended
                                                                    June 30,
                                                         ----------------------------
                                                              1999            1998
                                                         ------------    ------------
                                                          (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income............................................ $    606,480    $  2,504,978
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.......................    2,823,559       2,286,148
    (Gain) loss on disposal of assets...................       (5,293)         17,495
    Increase in receivables, net........................     (342,860)       (501,843)
    (Increase) decrease in inventories..................      (45,501)        159,568
    (Increase) decrease in prepaid expenses.............       24,160        (152,663)
    (Increase) decrease in deferred income tax asset....      (72,584)        360,000
    (Increase) decrease in other assets.................        4,995         (49,009)
    Increase (decrease) in accounts payable.............    1,543,214      (1,308,693)
    Decrease in accrued expenses..           ...........     (203,754)       (237,116)
    Decrease in deferred income tax liability...........      (24,559)        (12,000)
                                                         ------------    ------------
     Net cash provided by operating activities..........    4,307,857       3,066,865
                                                         ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets..........................       11,268           8,120
  Acquisition of property and equipment.................  (26,979,930)     (2,495,561)
                                                         ------------    ------------
     Net cash used in investing activities..............  (26,968,662)     (2,487,441)
                                                         ------------    ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings....................   23,249,498             -
  Principal payments on long-term debt..................     (746,082)     (2,072,850)
                                                         ------------    ------------
     Net cash provided by (used in) financing
      activities........................................   22,503,416      (2,072,850)
                                                         ------------    ------------

     Net decrease in cash...............................     (157,389)     (1,493,426)

Cash at beginning of period.............................    4,950,244       5,527,839
                                                         ------------    ------------
Cash at end of period................................... $  4,792,855    $  4,034,413
                                                         ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest,
   net of capitalized interest.......................... $  1,642,151    $  1,198,350
  Capitalized interest.................................. $  1,090,428          47,409
  Cash paid for income taxes............................          -           962,479

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts...............    6,425,760         667,208

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





                                    -4-
                       MONARCH CASINO & RESORT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Monarch Casino & Resort, Inc. ("Monarch") was incorporated in 1993. Golden Road Motor Inn, Inc. ("Golden Road") operates the Atlantis Casino Resort (the "Atlantis") in Reno, Nevada, and owns a 16-acre site adjacent to the Atlantis, which is suitable for future development. Unless stated otherwise, the "Company" refers collectively to Monarch, its wholly owned subsidiary, Golden Road, and majority owned subsidiaries, Dunes Marina Resort and Casino, Inc. ("Dunes Marina"), formed in December 1993, and Sea World Processors, Inc. ("Sea World"), purchased in February 1994.

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

NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements for the three month and six month periods ended June 30, 1999 and June 30, 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1998. The results for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or for any other period.

NOTE 3.     EARNINGS PER SHARE

     In 1997, the Company adopted the provisions of SFAS No. 128, Earnings Per Share. Earnings per share for all periods presented have been restated to reflect the adoption of SFAS No. 128. SFAS No. 128 requires companies to present basic earnings per share, and, if applicable, diluted earnings per


                                    -5-
share. Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                    Three Months ended June 30,
                                -----------------------------------
                                      1999               1998
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,436    $0.04     9,436    $0.17
     Effect of dilutive
      stock options............     58      -          72      -
                                ------   -------   ------   -------
     Diluted...................  9,494    $0.04     9,508    $0.17
                                ======   =======   ======   =======

                                     Six Months ended June 30,
                                -----------------------------------
                                      1999               1998
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,436    $0.06     9,436    $0.27
     Effect of dilutive
      stock options............     62      -          71    (0.01)
                                ------   ------    ------   ------
     Diluted...................  9,498    $0.06     9,507    $0.26
                                ======   ======    ======   ======

     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares:













                                    -6-

                                   Three Months ended June 30,
                                  ----------------------------
                                      1999             1998
                                  -----------      -----------
Options to purchase shares of
 common stock (in thousands).....      -                17
Exercise prices..................      -           $6.44-$8.06
Expiration dates.................      -            9/98-5/08

                                    Six Months ended June 30,
                                  ----------------------------
                                      1999             1998
                                  -----------      -----------
Options to purchase shares of
 common stock (in thousands).....      -                17
Exercise prices..................      -           $6.44-$8.06
Expiration dates.................      -            9/98-5/08





































                                    -7-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to reduction of construction disruption, vendor lien disputes, anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to completion of remaining construction activities, competitive industry conditions, Reno-area tourism conditions, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing), outcome of litigation, domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, and issues related to the year 2000.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended June 30, 1999 and 1998

     For the three month period ended June 30, 1999, the Company earned $394 thousand, or $0.04 per share (diluted), on net revenues of $18.6 million, a decrease in earnings of $1.6 million, or $0.17 per share (diluted), on net revenues of $16.6 million for the three months ended June 30, 1998. The Company's income from operations totaled $1.5 million for the 1999 second quarter, compared to $3.0 million for the 1998 second quarter. The 1999 second quarter net income and earnings per share were negatively impacted primarily by construction disruption and start-up expenses related to the Company's major expansion project at the Atlantis (the "Atlantis Expansion"). The Company incurred ongoing expansion related expenses throughout the second quarter of 1999. The recently completed Atlantis Expansion consists of the enclosed overhead "skywalk" structure connecting the Atlantis with its 16-acre site across South Virginia Street from the Atlantis (the "Skywalk") and a new 27-story hotel tower containing additional casino and public space (the "Hotel Tower Project"). The Company completed the Skywalk during the third week of March 1999 and began bringing on line certain areas of the Hotel Tower Project during May 1999. The remainder of the Hotel Tower Project was phased in and substantially completed late June 1999.

     Casino revenues totaled $11.8 million in the second quarter of 1999, an increase from $10.7 million in the 1998 second quarter, driven by increases in both slot and table game revenues attributed to increased use of the new Skywalk, casino facilities, and hotel rooms which came on line in the second quarter. Casino operating expenses amounted to 44.4% of casino revenues in the 1999 second quarter, compared to 42.5% in the 1998 second quarter, primarily as a result of higher labor costs and higher promotional allowance costs associated with pre-opening activities in the 1999 period.


                                    -8-
     Food and beverage revenues for the 1999 second quarter totaled $5.8 million, representing an increase of 20.8%, up from $4.8 million for the 1998 second quarter, with the increase primarily due to the opening of one new restaurant and the increased number of hotel guests as new rooms were added. Food and beverage operating expenses during the 1999 second quarter amounted to 60.0% of food and beverage revenues, up from 54.3% for the second quarter of 1998, primarily as a result of increased labor and food costs.

     Hotel revenues in the 1999 second quarter increased to $3.4 million from $3.0 million in the 1998 second quarter, resulting from an increase in capacity of 15,042 room nights, a 37% capacity increase over the same quarter last year. The Atlantis experienced a 92% occupancy rate as more rooms were brought on line during the 1999 second quarter period, down from a 96% occupancy rate in the 1998 second quarter period. Hotel operating expenses in the 1999 second quarter equaled 32.4% of hotel revenues, compared to 29.3% for the same quarter in 1998, which can be attributed to a lower average daily room rate ("ADR") and pre-opening costs. The lower ADR was a result of the introduction of new rooms.

     Other revenues in the 1999 second quarter totaled $667 thousand, down slightly from $695 thousand in the 1998 second quarter. Other expenses decreased slightly as a percentage of other revenues, decreasing to 16.9% in the 1999 second quarter from 18.4% in the 1998 second quarter.

     Selling, general and administrative expenses were $5.5 million in the 1999 second quarter or 29.9% of net revenues, compared to $4.2 million or 25.6% of net revenues in the second quarter of 1998. The increase was primarily due to pre-opening costs and overhead increases necessary to support the expanded facility.

     Interest expense for the 1999 second quarter totaled $875 thousand, up from $581 thousand in the second quarter of 1998, reflecting an increase in average outstanding debt primarily from the Atlantis Expansion financing. During the 1999 second quarter, the Company capitalized approximately $561 thousand in interest costs related to the Atlantis Expansion. During the 1998 second quarter, $29 thousand in interest costs were capitalized.


Comparison of Operating Results for the Six Month
  Periods Ended June 30, 1999 and 1998

     For the six months ended June 30, 1999, the Company earned $606 thousand, or $0.06 per share (diluted), on net revenues of $33.5 million, compared to earnings of $2.5 million, or $0.26 per share (diluted), on net revenues of $31.1 million during the six months ended June 30, 1998. Operating income for the 1999 six month period totaled $2.4 million, compared to $5.0 million for the same period in 1998. In the first six months of 1999, net income and earnings per share were negatively impacted primarily by construction disruption and start-up expenses related to the Atlantis Expansion. The Company incurred ongoing expansion related expenses throughout the six month period ended June 30, 1999.

     Casino revenues for the first six months of 1999 totaled $21.9 million, up from $20.2 million for the first six months of 1998, driven by increases in both slot and table game revenues attributed to increased use of the new


                                    -9-
casino facilities and hotel rooms which came on line during the 1999 six month period. Casino operating expenses amounted to 45.4% of casino revenues for the six months ended June 30, 1999, compared to 42.7% for the six month period ending June 30, 1998, primarily as a result of higher labor costs, higher promotional allowance costs, and pre-opening costs during the 1999 period.

     Food and beverage revenues totaled $10.4 million for the six months ended June 30, 1999, an increase of 15.5% from the $9.0 million for the six months ended June 30, 1998. The increase was primarily due to the opening of one new restaurant and the increased number of hotel guests as new rooms were added. The Company's food and beverage operating expense margin increased to 56.8% in the 1999 period from 54.2% for the same period in 1998, primarily as a result of increased labor and food costs.

     Hotel revenues for the first six months of 1999 increased to $5.8 million from $5.4 million for the first six months of 1998, resulting from an increase in capacity 15,042 room nights, an 18.8% capacity increase over the same six month period last year. The Atlantis experienced a 91% occupancy rate as more rooms were brought on line during the 1999 six month period, the same occupancy rate experienced for the 1998 six month period. The hotel operating expense margin for the six month period ended June 30, 1999 was relatively unchanged at 33.1%, compared to 33.3% for the first six months of 1998.

     Other revenues totaled $1.3 million for both six month periods ending in 1999 and 1998. Other expenses decreased as a percentage of other revenues by 16.5% in the 1999 six month period, from 19.5% in the 1998 six month period.

     Selling, general and administrative expenses were $10.4 million in the first six months of 1999, or 31.0% of net revenues, compared to $8.3 million or 26.6% of net revenues in the first six months of 1998. The increase was primarily a result of construction disruptions and start-up expenses related to the Atlantis Expansion.

     Interest expense for the first six months of 1999 totaled $1.4 million, up from $1.2 million in the first six months of 1998, reflecting an increase in average outstanding debt primarily from the Atlantis Expansion financing. During the first six months of 1999, the Company capitalized approximately $1.1 million in interest costs related to the Atlantis Expansion. During the first six months of 1998, $47 thousand in interest costs were capitalized.


OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

     With the completion of the Hotel Tower Project, late in the second quarter, the Company has added approximately 390 rooms, 16,000 square feet of additional casino space and other amenities to the Atlantis. Major construction on the Hotel Tower Project began in July 1998 and was substantially completed as of late June 1999. The Company carefully planned the Hotel Tower Project to mitigate the disruptive effects of construction by redirecting traffic flows, creating alternative access points at the Atlantis, and restricting construction crews, materials and vehicles to specified areas. Following the very disruptive construction mobilization


                                    -10-
process in July 1998, the Company believes these steps have been effective in reducing the disruptive effect of the construction activities; however, the Company believes that some disruption is occurring and will continue to occur during the third quarter of 1999.

     Several vendors who worked on the Skywalk have filed liens against the Atlantis property totaling $1,238,630. The Company believes that many of the liens are duplications of amounts previously billed and paid or for services rendered which the Company has already paid. The Company intends to work to resolve these disputes and, if necessary, vigorously defend against the lien claims.


LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1999, net cash provided by operating activities totaled $4.3 million. Net cash used in investing activities for the same period totaled $27.0 million, which consisted entirely of acquisitions of property and equipment at the Atlantis, most of which relate to the Atlantis Expansion. Net cash provided by financing activities totaled $22.5 million, as the Company borrowed funds under its Credit Facility (defined below) to fund the cost of the Atlantis Expansion. As a result, at June 30, 1999 the Company had cash of $4.8 million, compared to $4.0 million at June 30, 1998.

     The Company has an $80 million construction and reducing revolving credit facility with a group of banks (the "Credit Facility"). The principal terms of the Credit Facility are summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. At June 30, 1999, the outstanding balance of the Credit Facility was $73.6 million.

     The Company also has available a second bank credit facility on which it may borrow up to $4.5 million. The principal terms of this second bank credit facility are also summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. At June 30, 1999, the outstanding balance on this second bank credit facility was $4.4 million.

     The Company signed contracts to construct the Atlantis Expansion in 1998, which the Company estimates will ultimately cost approximately $75 million to construct and open. The Company believes it has adequate resources available through cash on hand, cash flow from operations, and borrowings allowed under the Credit Facility to complete the Atlantis Expansion project.

     In addition to the funding requirements associated with completion of the Atlantis Expansion, the Company continues to monitor expansion and development opportunities at its other Reno site and elsewhere in Nevada and in other jurisdictions. The decision by the Company to proceed with any substantial project will require the Company to secure adequate financing on acceptable terms. No assurances can be made that if such projects are pursued that adequate financing would be available on acceptable terms, if at all.





                                    -11-
     The Company believes that its existing cash balances, cash flow from operations and borrowings available under the Credit Facility will provide the Company with sufficient resources to fund its operations, meet its existing debt obligations and fund its capital expenditure requirements; however, the Company's operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

     On April 10, 1995, the Company announced that its Board of Directors authorized the open market repurchase of up to 200,000 shares of the Company's common stock. As of August 11, 1999, the Company had repurchased 100,000 shares on the open market at a total cost of approximately $330 thousand under this authorization. The Company has funded the purchases made to date and intends to fund any future repurchases from cash on hand.

YEAR 2000

     The Company has undertaken an assessment of the information systems and software used in its operations to determine whether or not those systems were Year 2000 compliant, and implemented plans to upgrade systems and/or software that was determined not to be Year 2000 compliant. Based on that assessment and the plans made as a result thereof, the Company believes that its critical internal information systems are Year 2000 compliant or will be made Year 2000 compliant before the end of 1999. The Company has begun, and is continuing, to assess potential issues related to the Year 2000 other than those relating to the Company's internal information systems, such as critical supplier readiness and potential problems associated with embedded technologies, and will develop and implement plans to correct any deficiencies found. The costs of addressing the Company's year 2000 issues have not been finally determined, but are not currently expected to be material to the Company's results of operations or financial position; however, should the Company and/or its critical suppliers fail to identify and/or correct material Year 2000 issues, such failure could impact the Company's ability to operate as it did before the Year 2000, and subsequently have a material impact on the Company's results of operations or financial position. In such an event, the Company will address issues as they arise and strive to minimize any impact on the Company's operations.

     For a more detailed discussion of the Company's liquidity and capital resources, and issues related to the Year 2000, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Item 7.













                                    -12-
                         PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     Several vendors who worked on the Skywalk have filed liens against the Atlantis property totaling $1,238,630. The Company believes that many of the liens are duplications of amounts previously billed and paid or for services rendered which the Company has already paid. The Company intends to work to resolve these disputes and, if necessary, vigorously defend against the lien claims.




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 23, 1999, the Company conducted its annual meeting of stockholders in Reno, Nevada, in which the only action taken was the election of directors. The results were as follows:


                                               Votes Cast
                                          --------------------
                                                    Against or
             Name of Director Elected        For     Withheld
             ------------------------     --------------------
             Ben Farahi                    8,451,276   15,840
             Bob Farahi                    8,451,276   15,840
             Frank A. Modica               8,451,276   15,840
             Craig F. Sullivan             8,451,276   15,840



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits
             Exhibit No.          Description
             -----------          -----------

             EX-27.01             Financial Data Schedule

     (b)     Reports on Form 8-K
             None













                                    -13-
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)



Date: August 12, 1999                  By:  /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)


































                                    -14-
                                EXHIBIT INDEX

Exhibit No.     Description                                            Page
No.
-----------     -----------                                          --------

EX-27.01        Financial Data Schedule                                 16















































                                    -15-