Form 10-K
period 1999-09-30
MONARCH CASINO & RESORT INC
filed 1999-11-12
CIK 907242

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1999

                                      or

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

As of November 9, 1999, there were 9,436,275 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended            Nine Months Ended
                                               September 30,                September 30,
                                        --------------------------    --------------------------
                                             1999          1998           1999          1998
                                        ------------  ------------    ------------  ------------
                                         (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
Revenues
  Casino............................... $ 13,744,711  $ 10,666,836    $ 35,623,157  $ 30,846,935
  Food and beverage....................    7,467,982     4,509,286      17,832,428    13,505,549
  Hotel................................    5,054,669     3,057,075      10,832,779     8,506,178
  Other................................      829,793       791,076       2,129,621     2,048,595
                                        ------------  ------------    ------------  ------------
     Gross revenues....................   27,097,155    19,024,273      66,417,985    54,907,257
  Less promotional allowances..........   (3,538,745)   (2,626,320)     (9,347,854)   (7,394,250)
                                        ------------  ------------    ------------  ------------
     Net revenues......................   23,558,410    16,397,953      57,070,131    47,513,007
                                        ------------  ------------    ------------  ------------
Operating expenses
  Casino...............................    6,229,649     4,607,507      16,154,441    13,217,037
  Food and beverage....................    4,636,017     2,512,958      10,524,364     7,389,736
  Hotel................................    1,580,120       916,197       3,493,466     2,730,628
  Other................................      134,132       119,473         347,932       364,567
  Selling, general and administrative..    6,395,170     4,339,007      16,774,430    12,628,978
  Depreciation and amortization........    1,714,025     1,151,666       4,537,584     3,437,814
                                        ------------  ------------    ------------  ------------
     Total.............................   20,689,113    13,646,808      51,832,217    39,768,760
                                        ------------  ------------    ------------  ------------
     Income from operations............    2,869,297     2,751,145       5,237,914     7,744,247
                                        ------------  ------------    ------------  ------------
Other expense
  Interest expense.....................    1,735,314       548,872       3,185,021     1,746,606
                                        ------------  ------------    ------------  ------------
     Total.............................    1,735,314       548,872       3,185,021     1,746,606
                                        ------------  ------------    ------------  ------------
     Income before income taxes........    1,133,983     2,202,273       2,052,893     5,997,641
Provision for income taxes.............      385,555       739,524         697,984     2,029,914
                                        ------------  ------------    ------------  ------------
     Net Income........................ $    748,428  $  1,462,749    $  1,354,909  $  3,967,727
                                        ============  ============    ============  ============

Income per share of common stock
  Net income
    Basic.............................. $       0.08  $       0.16    $       0.14  $       0.42
    Diluted............................ $       0.08  $       0.15    $       0.14  $       0.42

  Weighted average number of common
   shares and potential common
   shares outstanding
    Basic..............................    9,436,275     9,436,275       9,436,275     9,436,275
    Diluted............................    9,503,570     9,504,397       9,500,418     9,505,855

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





                                    -2-
                        MONARCH CASINO & RESORT, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                         September 30,    December 31,
                                                              1999            1998
                                                        --------------   -------------
                                                          (Unaudited)
ASSETS
Current assets
  Cash................................................. $   5,822,215    $  4,950,244
  Receivables, net.....................................     2,300,949       1,274,343
  Inventories..........................................       720,341         476,948
  Prepaid expenses.....................................     1,962,257       1,628,717
  Prepaid federal income taxes ........................           -           449,226
  Deferred income taxes................................       796,152         432,874
                                                        -------------    ------------
     Total current assets..............................    11,601,914       9,212,352
                                                        -------------    ------------
Property and equipment
  Land.................................................    10,339,530      10,339,530
  Land improvements....................................     2,628,956             -
  Buildings............................................    78,366,226      35,335,973
  Furniture and equipment..............................    47,131,737      24,667,318
  Improvements.........................................     5,113,129       4,969,881
                                                        -------------    ------------
                                                          143,579,578      75,312,702
  Less accumulated depreciation and amortization.......   (26,517,174)    (22,125,039)
                                                        -------------    ------------
                                                          117,062,404      53,187,663
  Construction in progress.............................           -        32,669,282
                                                        -------------    ------------
     Net property and equipment........................   117,062,404      85,856,945
                                                        -------------    ------------
Other assets...........................................     1,748,086       1,662,663
                                                        -------------    ------------
                                                        $ 130,412,404    $ 96,731,960
                                                        =============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt................. $   5,090,336    $    850,498
  Accounts payable-trade...............................     5,483,200       3,441,829
  Accounts payable-construction........................     3,388,469       7,275,617
  Accrued expenses.....................................     4,867,917       4,152,237
  Federal income taxes payable.........................       111,039             -
                                                        -------------    ------------
     Total current liabilities.........................    18,940,961      15,720,181

Long-term debt, less current maturities................    80,913,545      52,309,785
Deferred income taxes..................................     2,749,545       2,248,548
Commitments and contingencies..........................           -               -

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued......................           -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 outstanding...............................        95,363          95,363
  Additional paid-in capital...........................    17,241,788      17,241,788
  Treasury stock.......................................      (329,875)       (329,875)
  Retained earnings....................................    10,801,077       9,446,170
                                                        -------------    ------------
     Total stockholders' equity........................    27,808,353      26,453,446
                                                        -------------    ------------
                                                        $ 130,412,404    $ 96,731,960
                                                        =============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    -3-
                        MONARCH CASINO & RESORT, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine Months Ended
                                                                 September 30,
                                                         ----------------------------
                                                              1999            1998
                                                         ------------    ------------
                                                          (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income............................................ $  1,354,909    $  3,967,727
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.......................    4,537,584       3,437,814
    (Gain) loss on disposal of assets...................      (15,044)         17,495
    Increase in receivables, net........................   (1,026,606)       (368,038)
    (Increase) decrease in inventories..................     (243,393)        165,743
    Decrease in prepaid expenses........................      115,686          72,225
    (Increase) decrease in deferred income tax asset....     (363,278)        682,497
    Increase in other assets............................      (85,423)         (5,877)
    Increase (decrease) in accounts payable.............    2,041,371     (1,363,529)
    Increase in accrued expenses........................      826,719         268,211
    Increase (decrease) in deferred income tax liability      500,997         (47,666)
                                                         ------------    ------------
     Net cash provided by operating activities..........    7,643,522       6,826,602
                                                         ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets..........................       21,018           8,120
  Acquisition of property and equipment.................  (32,788,935)    (10,671,106)
                                                         ------------    ------------
     Net cash used in investing activities..............  (32,767,917)    (10,662,986)
                                                         ------------    ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings....................   27,492,634       7,167,345
  Principal payments on long-term debt..................   (1,496,268)     (4,202,333)
                                                         ------------    ------------
     Net cash provided by financing
      activities........................................   25,996,366       2,965,012
                                                         ------------    ------------

     Net increase (decrease) in cash....................      871,971        (871,372)

Cash at beginning of period.............................    4,950,244       5,527,839
                                                         ------------    ------------
Cash at end of period................................... $  5,822,215    $  4,656,467
                                                         ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest,
   net of capitalized interest.......................... $  3,352,036    $  2,443,045
  Capitalized interest..................................    1,090,428         141,531
  Cash paid for income taxes............................          -         1,237,479

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts...............    6,847,232         603,075

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

NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements for the three month and nine month periods ended September 30, 1999 and September 30, 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1998. The results for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or for any other period.

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

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                 Three Months ended September 30,
                                -----------------------------------
                                      1999               1998
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,436    $0.08     9,436    $0.16
     Effect of dilutive
      stock options............     68      -          68    (0.01)
                                ------   -------   ------   -------
     Diluted...................  9,504    $0.08     9,504    $0.15
                                ======   =======   ======   =======

                                  Nine Months ended September 30,
                                -----------------------------------
                                      1999               1998
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,436    $0.14     9,436    $0.42
     Effect of dilutive
      stock options............     64      -          70      -
                                ------   ------    ------   ------
     Diluted...................  9,500    $0.14     9,506    $0.42
                                ======   ======    ======   ======

     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares:













                                    -6-

                                  Three Months ended September 30,
                                -----------------------------------
                                      1999               1998
                                ----------------   ----------------
Options to purchase shares of
  common stock (in thousands)...       10                 13
Exercise prices.................     $7.56           $5.94-$8.06
Expiration dates................      7/09            6/99-5/08

                                  Nine Months ended September 30,
                                -----------------------------------
                                      1999               1998
                                ----------------   ----------------
Options to purchase shares of
  common stock (in thousands)...       10                  4
Exercise prices.................     $7.56           $6.44-$8.06
Expiration dates................      7/09            6/99-5/08





































                                    -7-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to reduction of construction disruption, vendor lien disputes, anticipated expenses, capital spending, and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to construction activities, competitive industry conditions, Reno-area tourism conditions, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing), outcome of litigation, domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws, and issues related to the year 2000.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended September 30, 1999 and 1998

     For the three month period ended September 30, 1999, the Company earned $748 thousand, or $0.08 per share, on net revenues of $23.6 million, compared to earnings of $1.5 million, or $0.15 per share (diluted), on net revenues of $16.4 million for the three months ended September 30, 1998. The Company's income from operations totaled $2.9 million in the 1999 third quarter, compared to $2.8 million in the 1998 third quarter. The 1999 third quarter net income and earnings per share were negatively impacted primarily by construction disruption and start-up expenses related to the Company's major expansion project at the Atlantis (the "Atlantis Expansion"). The Company incurred ongoing expansion related expenses throughout the third quarter of 1999. The recently completed Atlantis Expansion consists of the enclosed overhead "skywalk" structure connecting the Atlantis with its 16-acre site across South Virginia Street from the Atlantis (the "Skywalk") and a new 27-story hotel tower containing additional casino and public space (the "Hotel Tower Project"). The Company completed the Skywalk during the third week of March 1999 and began bringing on line certain areas of the Hotel Tower Project during May 1999. The remainder of the Hotel Tower Project was phased in and substantially completed in late June 1999.

     Casino revenues totaled $13.7 million in the third quarter of 1999, a 28.9% increase from $10.7 million in the 1998 third quarter, driven by increases in both slot and table game revenues attributed to increased use of the new Skywalk, casino facilities, and hotel rooms which came on line in the second quarter. Casino operating expenses amounted to 45.3% of casino revenues in the 1999 third quarter, compared to 43.2% in the 1998 third quarter, primarily as a result of higher labor costs and higher promotional allowance costs associated with pre-opening activities in the 1999 period.


                                    -8-
     Food and beverage revenues for the 1999 third quarter totaled $7.5 million, representing an increase of 65.6%, up from $4.5 million for the 1998 third quarter, with the increase primarily due to the new and expanded restaurants and the increased number of hotel guests as the new rooms were occupied. Food and beverage operating expenses during the 1999 third quarter amounted to 62.1% of food and beverage revenues, up from 55.7% for the third quarter of 1998, primarily as a result of increased labor and food costs.

     Hotel revenues in the 1999 third quarter increased 65.3% to $5.1 million from $3.1 million in the 1998 third quarter, resulting from an increase in capacity of 33,614 room nights, a 61.7% capacity increase over the same quarter last year. The Atlantis experienced an 87.0% occupancy rate, even with the increase in new hotel rooms available during the 1999 third quarter period, up from an 86.0% occupancy rate in the 1998 third quarter period. Hotel operating expenses in the 1999 third quarter equaled 31.3% of hotel revenues, compared to 30.0% for the same quarter in 1998, which can be attributed to start-up of the new hotel rooms.

     Other revenues in the 1999 third quarter totaled $830 thousand, up slightly from $791 thousand in the 1998 third quarter. Other expenses increased slightly as a percentage of other revenues, increasing to 16.2% in the 1999 third quarter from 15.1% in the 1998 third quarter.

     Selling, general and administrative expenses were $6.4 million in the 1999 third quarter or 27.2% of net revenues, compared to $4.3 million or 26.5% of net revenues in the third quarter of 1998. The increase was primarily due to higher marketing costs and overhead increases necessary to support the expanded facility.

     Interest expense for the 1999 third quarter totaled $1.7 million, up from $549 thousand in the third quarter of 1998, reflecting an increase in average outstanding debt primarily from the Atlantis Expansion financing.


Comparison of Operating Results for the Nine Month
  Periods Ended September 30, 1999 and 1998

     For the nine months ended September 30, 1999, the Company earned $1.4 million, or $0.14 per share, on net revenues of $57.1 million, compared to earnings of $4.0 million, or $0.42 per share, on net revenues of $47.5 million during the nine months ended September 30, 1998. Operating income for the 1999 nine month period totaled $5.2 million, compared to $7.7 million for the same period in 1998. In the first nine months of 1999, net income and earnings per share were negatively impacted primarily by construction disruption and start-up expenses related to the Atlantis Expansion. The Company incurred ongoing expansion related expenses throughout the nine month period ended September 30, 1999.

     Casino revenues for the first nine months of 1999 totaled $35.6 million, an increase of 15.5% from the $30.8 million for the first nine months of 1998, driven by increases in both slot and table game revenues attributed to increased use of the new casino facilities and hotel rooms which came on line during the 1999 nine month period. Casino operating expenses amounted to 45.4% of casino revenues for the nine months ended September 30, 1999, compared to 42.9% for the nine month period ending September 30, 1998,


                                    -9-
primarily as a result of higher labor costs, higher promotional allowance costs, and pre-opening costs during the 1999 period.

     Food and beverage revenues totaled $17.8 million for the nine months ended September 30, 1999, an increase of 32.0% from the $13.5 million for the nine months ended September 30, 1998. The increase was primarily due to the opening of new and expanded restaurants and the increased number of hotel guests in the new hotel rooms. The Company's food and beverage operating expense margin increased to 59.0% in the 1999 period from 54.7% for the same period in 1998, primarily as a result of increased labor and food costs.

     Hotel revenues for the first nine months of 1999 increased 27.4% to $10.8 million from $8.5 million for the first nine months of 1998, resulting from an increase in capacity of 48,460 room nights, a 30.0% capacity increase over the same nine month period last year. The Atlantis experienced an 88.2% occupancy rate as new rooms were brought on line during the 1999 nine month period, compared to an 89.1% occupancy rate for the 1998 nine month period. The hotel operating expense margin for the nine month period ended September 30, 1999 was relatively unchanged at 32.3%, compared to 32.1% for the first nine months of 1998.

     Other revenues totaled $2.1 million and $2.0 million for the nine month periods ending in 1999 and 1998, respectively. Other expenses decreased as a percentage of other revenues to 16.3% in the 1999 nine month period, from 17.8% in the 1998 nine month period, principally due to a reduction in salaries and benefits in various outlet operations.

     Selling, general and administrative expenses were $16.8 million in the first nine months of 1999, or 29.4% of net revenues, compared to $12.6 million or 26.6% of net revenues in the first nine months of 1998. The increase was primarily due to higher marketing costs and overhead increases necessary to support the expanded facility.

     Interest expense for the first nine months of 1999 totaled $3.2 million, up from $1.7 million in the first nine months of 1998, reflecting an increase in average outstanding debt primarily from the Atlantis Expansion financing. During the first nine months of 1999, the Company capitalized approximately $1.1 million in interest costs related to the Atlantis Expansion. During the first nine months of 1998, $142 thousand in interest costs were capitalized.


OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

     With the Hotel Tower Project being substantially completed late in the second quarter, the Company has added approximately 390 rooms, 16,000 square feet of additional casino space and other amenities to the Atlantis. Major construction on the Hotel Tower Project began in July 1998. The Company carefully planned the Hotel Tower Project to mitigate the disruptive effects of construction by redirecting traffic flows, creating alternative access points at the Atlantis, and restricting construction crews, materials and vehicles to specified areas. Following the very disruptive construction mobilization process in July 1998, the Company believes these steps have been effective in reducing the disruptive effect of the construction activities; however, the Company believes that some disruption continued to occur during the third quarter of 1999.


                                    -10-
     Several vendors who worked on the Skywalk have filed liens against the Atlantis totaling $1,243,630. The Company believes that many of the liens are duplications of amounts previously billed and paid or for services rendered for which the Company has already paid. The Company intends to work to resolve these disputes and, if necessary, vigorously defend against the lien claims.

     In addition to the above-referenced factors that could affect future performance, investors should consider the potential impact of recently announced proposed Indian gaming facilities near certain central and northern California cities, such as Sacramento, which could adversely impact the Reno gaming market, including the Company's operations. Such proposed California Indian gaming projects are subject to certain future California legal processes that are not yet final. The Company is not yet in a position to assess the potential future impact of such expanded California gaming facilities.


LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1999, net cash provided by operating activities totaled $3.8 million. Net cash used in investing activities for the same period totaled $28.9 million, which consisted entirely of acquisitions of property and equipment at the Atlantis, most of which relate to the Atlantis Expansion. Net cash provided by financing activities totaled $26.0 million, as the Company borrowed funds under its Credit Facility (defined below) to fund the cost of the Atlantis Expansion. As a result, at September 30, 1999 the Company had cash of $5.8 million, compared to $4.7 million at September 30, 1998.

     The Company has an $80 million construction and reducing revolving credit facility with a group of banks (the "Credit Facility"). The principal terms of the Credit Facility are summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. At September 30, 1999, the outstanding balance of the Credit Facility was $77.8 million.

     The Company also has available a second bank credit facility on which it borrowed $4.5 million. The principal terms of this second bank credit facility are also summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. At September 30, 1999, the outstanding balance on this second bank credit facility was $4.2 million.

     The Company continues to monitor expansion and development opportunities at its other Reno site, elsewhere in Nevada, and in other jurisdictions. The decision by the Company to proceed with any substantial project will require the Company to secure adequate financing on acceptable terms. No assurances can be made that if such projects are pursued that adequate financing would be available on acceptable terms, if at all.

     With completion of the Atlantis Expansion, the Company has drawn down all of the Credit Facility as well as all of the amount available under its second bank credit facility. The Company believes that its existing cash balances, cash flow from operations, and potential other limited borrowings that may be available to it, will provide the Company with sufficient



                                    -11-
liquidity to fund its operations, meet its existing debt obligations, and its capital expenditure requirements. However, in the event that there should be an unanticipated reduction in cash flow from operations, either as a result of normal operating risks, harsh weather conditions during the traditionally slower winter season, or other unanticipated events beyond the Company's control, the Company could experience liquidity pressure. Additionally, the Company's operations are subject to financial, economic, competitive, regulatory, and other factors, including Year 2000 issues described below, which are beyond its control. If the Company is met with any unanticipated or materially adverse event, whether from the foregoing or from other causes, and as a result, is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as modifying operations, reducing, delaying, or eliminating planned capital expenditures, selling assets, restructuring debt, or seeking additional funds from the public or private placement of debt or equity securities.


YEAR 2000

     The Company has undertaken an assessment of the information systems and software used in its operations to determine whether or not those systems were Year 2000 compliant, and implemented plans to upgrade systems and/or software that was determined not to be Year 2000 compliant. Based on that assessment and the plans made as a result thereof, the Company believes that its critical internal information systems are Year 2000 compliant or will be made Year 2000 compliant before the end of 1999. The Company has begun, and is continuing, to assess potential issues related to the Year 2000 other than those relating to the Company's internal information systems, such as critical supplier readiness and potential problems associated with embedded technologies, and will develop and implement plans to correct any deficiencies found. Certain of the Company's casino information systems are being replaced for factors including Year 2000 issues. The costs of addressing the Company's year 2000 issues have not been finally determined, but are not currently expected to be material to the Company's results of operations or financial position; however, should the Company and/or its critical suppliers fail to identify and/or correct material Year 2000 issues, such failure could impact the Company's ability to operate as it did before the Year 2000, and subsequently have a material impact on the Company's results of operations or financial position. There is no assurance that all systems requiring replacement for Year 2000 compliance issues will be operational before year-end. In such an event, the Company will address issues as they arise and strive to minimize any impact on the Company's operations.

     For a more detailed discussion of the Company's liquidity and capital resources, and issues related to the Year 2000, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Item 7.










                                    -12-
                         PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     Several vendors who worked on the Skywalk have filed liens against the Atlantis property totaling $1,243,630. The Company believes that many of the liens are duplications of amounts previously billed and paid or for services rendered for which the Company has already paid. The Company intends to work to resolve these disputes and, if necessary, vigorously defend against the lien claims.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits
             Exhibit No.          Description
             -----------          -----------

             EX-27.01             Financial Data Schedule

     (b)     Reports on Form 8-K

             On November 3, 1999 the Company filed a Form 8-K with the Securities and Exchange Commission disclosing a change in the Company's certifying accountants. Effective October 28, 1999, Grant Thornton, LLP ceased serving as the Company's certifying accountant and effective October 28, 1999, Arthur Andersen & Co. was engaged at the Company's certifying accountants.


























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




                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)



Date: November 10, 1999                By:  /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)


































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