Form 10-K/A
period 1998-12-31
MONARCH CASINO & RESORT INC
filed 2000-03-27
CIK 907242

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-K/A

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



                                     -3-
     Casino. Following completion of the Atlantis Expansion, the Atlantis' casino will feature approximately 40 table games, including blackjack, craps, roulette, mini-baccarat, "Let it Ride(TM)", "Three Card Poker(TM)", "Fortune Pai Gow Poker(TM)", and "Royal Match(TM)"; approximately 1,600 slot and video poker machines; a race and sports book (which is operated by an independent third party pursuant to a lease arrangement with the Company); and keno. During the year ended December 31, 1998, 76% of the Atlantis' casino revenue was from slot and video poker machines, 22% was from table games, and the remaining 2% was from keno.

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


                                     -4-
     The average occupancy rate at the Atlantis for fiscal years 1998, 1997, and 1996 was 88.0%, 85.9%, and 88.7%, respectively.

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

     The Company's marketing efforts are directed toward three broad consumer groups: Reno area residents, non-conventioneer visitors to the Reno area, and conventioneers. The Company believes that the Atlantis' location outside the


                                     -5-
downtown area and near the Convention Center makes the property appealing to all three groups.

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

     Conventioneers. Convention business, like package tour and travel, generates mid-week customer visits and supplements occupancy during low-demand periods. Conventioneers typically also pay higher average room rates than non-conventioneers. The Company seeks those convention and meeting groups which it believes will materially enhance the Atlantis' average occupancy rate and average daily room rates, as well as those the Company believes will be

                                     -6-
more likely to gamble. As the only hotel casino within easy walking distance of the Convention Center, the Company believes the Atlantis is uniquely positioned to capitalize on this segment. The Company believes that this market segment is presently underserved in the Reno area, and that the additional rooms and amenities added with the Atlantis Expansion will enhance the Company's ability to realize the potential of this market segment.

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



                                     -7-
     The Company believes that the Atlantis' primary competition for conventioneers comes from other large-scale hotel casinos in the Reno area that actively target the convention market segment, and secondarily from other cities on the U.S. west coast with large convention facilities and substantial hotel capacity, including Las Vegas. The Company competes for conventioneers based on the desirability of its location, the quality and ambiance of the Atlantis facility, meeting and banquet rooms designed to appeal to conventions and groups, friendly efficient service, and the quality and relative value of its rooms and food and beverage offerings. The Company believes that the Atlantis' proximity to the Convention Center affords it a distinct competitive advantage in attracting conventioneers.

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

     Golden Road, which operates the Atlantis, is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered

                                     -8-
by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Golden Road without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and Golden Road have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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


                                     -9-
     Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

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


                                     -10-
     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be

                                     -11-
consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

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

     (b) An approximately 16 acre site in Reno, Nevada adjacent to the Atlantis and now connected to the Atlantis by the Skywalk, approximately seven acres of which is paved and used for customer, employee and valet parking and the remainder of which is undeveloped. This site is suitable and available for future expansion of the Atlantis facilities, parking, or

                                     -12-
complimentary resort and/or entertainment amenities. The Company has not determined what the ultimate use of this site will be. These 16 acres are held subject to a trust deed encumbrance in the approximate amount of $66.1 million as of March 19, 1999, which amount is also secured by the 13 acre site.

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




















                                     -13-
                                   PART II

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

























                                     -14-
ITEM 6. SELECTED FINANCIAL DATA

                                                      Years ended December 31,
                                            --------------------------------------------
(In thousands except per share amounts)        1998<F1> 1997<F2> 1996<F3> 1995<F4> 1994
----------------------------------------------------------------------------------------
OPERATING RESULTS
Casino revenues                              $40,717  $37,254  $31,836  $30,072  $20,306
Other revenues                                31,802   30,365   29,476   30,099   21,482
                                            --------------------------------------------
Gross revenues                                72,519   67,619   61,312   60,171   41,788
Promotional allowances                       (10,009)  (8,504)  (7,676)  (6,772)  (5,348)
                                            --------------------------------------------
Net revenues                                  62,511   59,115   53,636   53,399   36,440
Income from operations                         8,859    8,975    6,049    6,351      636
Income (loss) before income
  taxes and extraordinary item                 5,681    5,722    1,298    2,323   (1,393)
Income (loss) before
  extraordinary item                           3,760    3,710      830    1,564     (722)
Net income (loss)                              3,760    3,526      830    1,564     (722)
----------------------------------------------------------------------------------------
INCOME PER SHARE OF COMMON STOCK
Income (loss) before extraordinary item
     Basic                                   $  0.40  $  0.39  $  0.09  $  0.16  $ (0.08)
     Diluted                                 $  0.40  $  0.39  $  0.09  $  0.16  $ (0.08)
Net income (loss)
     Basic                                   $  0.40  $  0.37  $  0.09  $  0.16  $ (0.08)
     Diluted                                 $  0.40  $  0.37  $  0.09  $  0.16  $ (0.08)
Weighted average number of common shares
  and potential common shares outstanding
     Basic                                     9,436    9,444    9,502    9,536    9,536
     Diluted                                   9,502    9,479    9,502    9,536    9,536
----------------------------------------------------------------------------------------
OTHER DATA
EBITDA<F5>                                    13,475   13,284   10,191   10,370    3,372
Depreciation and amortization                  4,617    4,309    4,142    4,020    2,736
Interest expense                               2,222    3,253    3,627    4,087    2,330
Capital expenditures<F6>                      27,206    2,270    2,838    2,148   31,384
----------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                                 $89,456  $67,828  $67,379  $69,269  $69,344
Current maturities of long-term debt             850    2,244    3,487    3,993    5,387
Long-term debt, less current maturities       52,310   32,908   37,602   39,069   41,357
Stockholders' equity<F7>                      26,453   22,694   19,001   18,435   16,871

<F1> 1998 includes a non-cash disposal of fixed assets charge of $956 thousand.
<F2> 1997 includes a $185 thousand non-cash extraordinary loss on early retirement of debt, net of applicable income tax benefit.
<F3> 1996 includes non-cash fixed asset impairment charges of $1.3 million (before minority interests).
<F4> 1995 includes a $433 thousand provision for litigation expenses related to two unfavorable judgments rendered in unrelated cases, and a $459 thousand charge for asset impairment associated with changing the name of the Company's hotel casino to the Atlantis Casino Resort.
<F5> "EBITDA" consists of income from operations plus depreciation and amortization.
     EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the
     Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.  This item enables comparison of the
     Company's performance with the performance of other companies that report EBITDA, although some companies do not calculate this measure in the same manner and therefore, the measure as presented, may not be comparable to similarly titled measures presented by other companies.
<F6> Includes amounts financed with debt or capitalized lease obligations.
<F7> The Company paid no dividends during the five year period ended December 31, 1998.

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



                                     -16-
     Hotel revenues totaled $10.9 million in 1998, up more than 7% from $10.2 million in 1997, driven by a 2.1 point improvement in the Atlantis' average occupancy rate and a 5% increase in the Atlantis' average daily room rate ("ADR"). The Atlantis' ADR was $56.23 in 1998, compared to $53.50 in 1997. The average occupancy rate at Atlantis was 88.0% in 1998 compared to 85.9% in 1997. Hotel operating expenses amounted to 32.6 % of hotel revenues in 1998, compared to 36.4% in 1997, with the improvement reflecting increased operating efficiencies and a higher level of revenue from which to offset the relatively high level of fixed costs of the hotel operation.

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

                                     -17
     Casino revenues increased 17% in 1997 compared to 1996, driven by growth in both slot and table game win. Revenue from slot machines increased approximately 20% in 1997 compared to 1996, due to an increase in the average daily win per slot machine, and contributed approximately 77% of casino revenue in 1997, compared to 75% in 1996. Table game win increased approximately 6% in 1997 compared to 1996, due to an approximately 17% increase in table game drop, which was partially offset by a moderate decline in table game hold.

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

     In 1997, the Company incurred a non-cash extraordinary loss on the early retirement of debt, net of an applicable income tax benefit, of $(185) thousand, or $(.02) per share. The extraordinary charge was incurred in the 1997 fourth quarter when the Company refinanced its long-term debt with a new bank credit facility, resulting in the write-off of approximately $280 thousand in unamortized loan origination costs. In 1996, the Company recorded non-cash fixed asset impairment loss charges totaling $(1.3) million, which were offset by a minority interest in the net loss of a consolidated subsidiary of $206 thousand. The impairment losses were recognized on a


                                     -18-
marine vessel owned by a subsidiary of the Company, which the Company had intended to use as a riverboat gaming vessel.

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

     In 1998, the Company entered into two separate fixed price construction contracts totaling approximately $39.5 million for the two major hard cost components of the Atlantis Expansion, the Hotel Tower Project and the Skywalk. The Company anticipates that it will expend approximately $23.5 million for Atlantis Expansion costs not included in the two fixed price construction contracts, bringing the estimated total project cost to approximately $63 million. The Company is funding the majority of these costs with available

                                     -19-
borrowings under its $80 million Credit Facility (the principal terms of which are summarized at Note 4 of the Notes to Consolidated Financial Statements - see Item 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements"), together with other available borrowing capacity and cash flow from operations. At December 31, 1998, the outstanding balance of the Credit Facility was $50.3 million.

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

     The costs of addressing the Company's year 2000 issues have not been fully determined, but are not currently expected to be material to the

                                     -20-
Company's financial position. Should the Company and/or its critical suppliers fail to identify and/or correct material Year 2000 issues, such failure could impact the Company's ability to operate as it did before the Year 2000, and subsequently have a material impact on the Company's operating results or financial position. In such an event, the Company will address issues as they arise and strive to minimize any impact on the Company's operations.



















































                                     -21-
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


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

















                                     -22-
                        MONARCH CASINO & RESORT, INC.
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

                                     -23-
                        MONARCH CASINO & RESORT, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                               ----------------------------
                                                    1998            1997
                                               ------------    ------------
ASSETS
Current assets
  Cash........................................ $  4,950,244    $  5,527,839
  Receivables, net............................    1,274,343         837,420
  Inventories.................................      476,948         570,367
  Prepaid expenses............................    1,628,717       1,333,176
  Prepaid federal income tax..................      449,226             -
  Deferred income taxes.......................      432,874       1,055,000
                                               ------------    ------------
     Total current assets.....................    9,212,352       9,323,802
                                               ------------    ------------
Property and equipment
  Land........................................   10,339,530      10,339,530
  Buildings...................................   35,335,973      36,273,298
  Furniture and equipment.....................   24,667,318      22,304,919
  Improvements................................    4,969,881       5,040,033
                                               ------------    ------------
                                                 75,312,702      73,957,780
  Less accumulated
   depreciation and amortization..............  (22,125,039)    (17,868,111)
                                               ------------    ------------
                                                 53,187,663      56,089,669
  Construction in progress....................   32,669,282         682,047
                                               ------------    ------------
     Net property and equipment...............   85,856,945      56,771,716
                                               ------------    ------------
Other assets..................................    1,662,663       1,732,569
                                               ------------    ------------
                                               $ 96,731,960    $ 67,828,087
                                               ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $    850,498    $  2,243,611
  Accounts payable trade......................    3,441,829       4,111,457
  Accounts payable construction...............    7,275,617              -
  Accrued expenses............................    4,152,237       3,383,855
  Federal income taxes payable................          -           240,970
                                               ------------    ------------
     Total current liabilities................   15,720,181       9,979,893

Long-term debt, less current maturities.......   52,309,785      32,907,530
Deferred income taxes.........................    2,248,548       2,247,000
Commitments and contingencies.................          -               -

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............          -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 outstanding......................       95,363          95,363
  Additional paid-in capital..................   17,241,788      17,241,788
  Treasury stock..............................     (329,875)       (329,875)
  Retained earnings...........................    9,446,170       5,686,388
                                               ------------    ------------
     Total stockholders' equity...............   26,453,446      22,693,664
                                               ------------    ------------
                                               $ 96,731,960    $ 67,828,087
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





                                     -27-
Casino Revenues

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

Earnings Per Share

     In 1997 the Company adopted the provisions of SFAS No. 128, Earnings Per Share. Earnings per share for the year ended December 31, 1996 have been restated to reflect the adoption of SFAS No. 128. SFAS No. 128 requires companies to present basic earnings per share, and, if applicable, diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted


                                     -28-
earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

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

                                     -29-
     The fair value of long-term debt is estimated based on the current borrowing rates offered to the Company for debt of the same remaining maturities.

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




                                     -30-

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




                                     -31-
     Notes payable, collateralized by equipment, with
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

     The maturity date of the Credit Facility is June 30, 2004. Beginning July 1, 2000, the maximum principal available under the Credit Facility will reduce quarterly from $80 million by an aggregate of $40 million in increasing increments ranging from $1.5 million to $6 million. The Company may prepay borrowings under the Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period) so long as the amount repaid is at least $200 thousand and a multiple of $10 thousand. Following completion of the Atlantis Expansion, amounts prepaid under the Credit Facility may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available. The Company may also permanently reduce the maximum principal


                                     -32-
available under the Credit Facility at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.

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








                                     -33-

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
                                            ===========   ===========





                                     -34-
NOTE 6.  BENEFIT PLANS

     Self Insurance - The Company is self-insured for health care claims for eligible active employees. Benefit plan administrators assist the Company in determining its liability for self-insured claims, and such claims are not discounted. The Company is also self-insured for workman's compensation. Both plans limit the Company's maximum liability under stop-loss agreements with insurance companies. The maximum liability for health care claims under the stop-loss agreement is $40,000. The maximum liability for workman's compensation under the stop-loss agreement is $300,000.

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

                                     -35-
     The fair value of the Company's stock options was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996: dividend yield of 0.0%; expected volatility of 60.0%, 35.0% and 55.0%, respectively; a weighted average risk free interest rate of 4.90%, 6.61% and 6.25%, respectively; and an expected holding period of three to seven years.

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
                        =======                                   =======

NOTE 7.  RELATED PARTY TRANSACTION

     The Company purchased water rights for the Atlantis Expansion during 1998 for $358,000 from a partnership in which three major stockholders of the Company are general partners. These stockholders are also directors of the

                                     -36-
Company. The water rights were purchased at the prevailing price at the time of the transaction.

NOTE 8.  LEGAL PROCEEDINGS

     The Company is a defendant in various pending legal proceedings. In the opinion of management, all pending claims in such litigation will not, in the aggregate, have a material adverse effect on the Company's financial position or results of operations.

















































                                     -37-
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                     -38-
     (b)     Reports on Form 8-K

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

      4.02 Amended and Restated Monarch Casino & Resort, Inc. 1993 Directors' Stock Option Plan. *

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





                                      -39-
     10.01 Construction and Reducing Revolving Credit Agreement, dated as of December 29, 1997, among Golden Road Motor Inn, Inc. as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi, and Behrouz Farahi as guarantors, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders and Swingline Lender is incorporated herein by reference to the Company's Form 8-K report (SEC File 0-22088) dated January 14, 1998, Exhibit 10.01.

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

     10.05 Schedule to Master Loan Agreement, dated as of December 16, 1998; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender. *

     10.06 Agreement dated April 20, 1998, between Golden Road Motor Inn, Inc. and Krump Construction, Inc. is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended March 31, 1998, Item 6(a), Exhibit 10.01.

     10.07 Agreement dated June 12, 1998, between Golden Road Motor Inn, Inc. and Perini Building Company, Inc. is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended June 30, 1998, Item 6(a), Exhibit 10.02.




                                    -40-
     10.08 Lease, by and between Sierra Development Company, dba Club Cal-Neva, Tenant, and Golden Road Motor Inn, Inc., dba Clarion Hotel and Casino, Landlord, dated June 10, 1991 is incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16, Exhibit 10.03.

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

     27.01  Financial Data Schedule

---------------------
* Previously Filed



                                    -41-
                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)



Date: March 17, 2000                   By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature          Title                                   Date
     ------------------ -----------------------------------     ----
     /s/ JOHN FARAHI    Co-Chairman of the Board of Directors,  March 17, 2000
     ------------------ Chief Executive Officer (Principal
     John Farahi        Executive Officer) and Director

     /s/ BOB FARAHI     Co-Chairman of the Board of Directors,  March 17, 2000
     ------------------ President, and Director
     Bob Farahi

     /s/ BEN FARAHI     Co-Chairman of the Board of Directors,  March 17, 2000
     ------------------ Secretary, Treasurer, Chief Financial
     Ben Farahi         Officer (Principal Financial Officer
                        and Principal Accounting Officer) and
                        Director

     /s/ CRAIG F.
         SULLIVAN       Director                                March 17, 2000
     ------------------
     Craig F. Sullivan

     /s/FRANK A. MODICA Director                                March 17, 2000
     ------------------
     Frank A. Modica


                                     -42-
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

      4.02  Amended and Restated Monarch Casino & Resort, Inc. 1993 Directors'
            Stock Option Plan. *

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

                                     -43-
     10.03  Second Amendment to Construction and Reducing Revolving Credit
            Agreement, dated as of June 12, 1998, among Golden Road Motor Inn,
            Inc. as Borrower, Monarch Casino & Resort, Inc., John Farahi,
            Bahram Farahi, and Behrouz Farahi as guarantors, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders, Swingline Lender and L/C Issuer is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended June 30, 1998, Item 6(a), Exhibit 10.01.

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

     10.05  Schedule to Master Loan Agreement, dated as of December 16, 1998;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender. *

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





                                           -44-
     10.12  Recordkeeping Service Agreement between Monarch Casino & Resort,
            Inc. and Travelers Recordkeeping dated June 29, 1995 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 10.22.

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

--------------------
* Previously Filed