Form 10-K
period 1999-12-31
MONARCH CASINO & RESORT INC
filed 2000-03-30
CIK 907242

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 21, 2000, based on the closing price as reported on The Nasdaq Stock Market(SM) of $5.438 per share, was approximately $12,669,860.

     As of March 17, 2000, Registrant had outstanding 9,436,275 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

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



































                                     -2-
                                    PART I

ITEM 1. BUSINESS

     Monarch Casino & Resort, Inc., through its wholly-owned subsidiary Golden Road Motor Inn, Inc. ("Golden Road"), owns and operates the tropically-themed Atlantis Casino Resort, a hotel/casino facility in Reno, Nevada (the "Atlantis"). Unless otherwise indicated, "Monarch" or the "Company" refers to Monarch Casino & Resort, Inc. and its Golden Road subsidiary. Monarch was incorporated in 1993 under Nevada law for the purpose of acquiring all of the stock of Golden Road. The principal asset of Monarch is the stock of Golden Road, which holds substantially all of the assets of the Atlantis. The Company's principal executive offices are located at 1175 West Moana Lane, Suite 200, Reno, Nevada 89509, telephone (775) 825-3355.

     Until December 1999, Monarch Casino & Resort, Inc. owned two other subsidiaries, Dunes Marina Resort & Casino, Inc.("Dunes Marina"), and Sea World Processors, Inc. ("Sea World"). Dunes Marina and Sea World had been inactive for several years and had virtually no assets or liabilities. In December 1999, both corporations were dissolved.

THE ATLANTIS CASINO RESORT

     Through Golden Road, the Company owns and operates the tropically-themed Atlantis, which is located approximately three miles south of downtown Reno in the generally more affluent southwest area of Reno. In the 1998 second quarter, the Company began construction of a major expansion of the Atlantis (the "Atlantis Expansion") that was substantially completed in the second quarter of 1999.

     The two primary components of the Atlantis Expansion were a new 27-story hotel tower with approximately 391 new hotel rooms and suites with an adjoining new low rise structure containing additional casino and public space (the "Hotel Tower Project"), and an enclosed overhead sky walk ("Sky Terrace") structure connecting the Atlantis with a 16 acre site across South Virginia Street from the Atlantis, which contains approximately 8,000 square feet of casino and public space. The Sky Terrace was officially opened to the public on March 18, 1999.

     The Atlantis now features approximately 51,000 square feet of casino space interspersed with waterfalls and water features, giant artificial palm trees, thatched-roof huts, and other tropical features; a hotel and a motor lodge; nine food outlets; a nightclub; an enclosed pool with waterfall features in addition to an outdoor pool; health club; retail outlets featuring traditional "gift shop" merchandise as well as clothing and other merchandise and a gift shop featuring items with the Atlantis logo; an 8,000 square-foot family entertainment center; and approximately 25,000 square feet of banquet, convention and meeting room space. The Atlantis is the closest hotel casino to the 370,000 square-foot Reno Sparks Convention Center (the "Convention Center"), and the only hotel casino located within easy walking distance of the Convention Center.






                                     -3-
     Casino. The Atlantis' casino features approximately 40 table games, including blackjack, craps, roulette, mini-baccarat, "Let it Ride(TM)", "Three Card Poker(TM)", "Fortune Pai Gow Poker(TM)", and "Royal Match(TM)"; approximately 1,500 slot and video poker machines; a race and sports book (which is operated by an independent third party pursuant to a lease arrangement with the Company); keno; and a poker room. During the year ended December 31, 1999, 76.0% of the Atlantis' casino revenue was from slot and video poker machines, 21.3% was from table games, and 2.7% was from keno and the poker room.

     The Atlantis offers what the Company believes to be higher-than-average payout rates on slot machines and has adopted liberal rules for its blackjack games which include using mostly single decks of cards at its tables and allowing the player to "double down" on the first two cards. The Company's present policy is to extend gaming credit only to a limited number of qualified customers.

     Lodging. The Atlantis features three contiguous high-rise hotel towers offering a total of 834 rooms and suites, and a low-rise motor lodge offering another 148 rooms, for a total guest room count of 976. The first of the three hotel towers was completed in April 1991 and contains 160 rooms and suites in 13 stories. The second hotel tower was completed in September 1994 and contains 283 rooms and suites in 19 stories. The third tower was completed in June 1999 and contains 385 rooms and suites in 27 stories. The top seven floors in the newest tower are larger than the standard guest rooms by nearly 20% and feature private elevator access, upscale accommodations, and a private concierge service.

     The Atlantis' hotel rooms feature fresh, colorful interior decorations and furnishings consistent with the Atlantis' tropical theme, as well as nine-foot ceilings (most standard hotel rooms feature eight-foot ceilings), which give the rooms an open and spacious feel. The newest hotel tower features a four story waterfall with an adjacent swimming pool in a climate controlled, five story glass enclosure, which shares an outdoor third floor pool deck with an outdoor swimming pool and whirlpool. The health club is located adjacent to the swimming areas. The hotel also features glass elevators rising the full 19 and 27 stories of the two taller hotel towers, providing panoramic views of the northern Reno valley, known as the Truckee Meadows and the Sierra Nevadas, which is a majestic mountain range separating Nevada from California.

     The two-story, 148-room motor lodge, which has been operated by the Company since 1973, is located on the back half of the Atlantis' 13-acre site. The motor lodge rooms, which are also decorated and furnished consistently with the Atlantis' tropical theme, contain less average square footage than the hotel rooms and have standard eight-foot ceilings. The Company believes the motor lodge rooms appeal to value conscious travelers who still want to enjoy the experience of and amenities associated with a stay at a first-class hotel casino resort. The Company renovated all of the motor lodge units in 1996.








                                     -4-
     The average occupancy rate at the Atlantis for fiscal years 1999, 1998, and 1997 was 86.8%, 88.0%, and 85.9%, respectively.

     Dining. The Atlantis features six restaurants, one snack bar, and two gourmet coffee bars, including the 640-seat Toucan Charlie's Buffet & Grill, which features a wide variety of standard hot food line selections, salads and seafood, and specialty substations featuring made to order items such as Mongolian Barbecue, fresh Southwest and Asian specialties, meats roasted in wood-fired rotisserie ovens, and two salad stations; the aquatic-themed 135-seat Atlantis Seafood Steakhouse gourmet restaurant; the new, upscale, intimate 230-seat MonteVigna Italian Ristorante, featuring a centrally located wine "cellar" and seasonal outdoor terrace; the 74-seat Oyster Bar restaurant in the new Sky Terrace, featuring seafood flown in daily and soups and bisques made to order; a 178-seat twenty-four hour coffee shop; a 104-seat cafe restaurant featuring pizzas from a wood-fired, brick oven; and a snack bar and soda fountain. There are two gourmet coffee bars, one located in the Sky Terrace, and the other located adjacent to the Xanadu Lounge next to the 27-story elevator lobby, both featuring fine specialty coffee drinks and pastries and desserts made fresh daily in the Atlantis bakery.

     The Sky Terrace. The Sky Terrace is a one-of-a-kind structure, with a diamond-shaped, blue glass body rising approximately 55 feet from street level and spanning 160 feet across South Virginia Street with no intermediate support pillars. The Sky Terrace connects the Atlantis with additional parking on a 16 acre site owned by the Company across South Virginia Street from the Atlantis. The structure is supported at each end by two 100 foot tall Grecian columns which erupt in flames at regular intervals. The tropically-themed interior of the Sky Terrace contains an oyster bar and a gourmet coffee and pastry bar with adjacent table seating, a video poker bar and numerous banks of slot machines, and a lounge area featuring oversized leather sofas and chairs.

     Capital expenditures at the Atlantis totaled approximately $46.1 million, $27.2 million, and $2.3 million in fiscal years 1999, 1998, and 1997, respectively. Capital expenditures during 1999 are a combination of construction costs and the cost of furnishing the completed Atlantis Expansion with fixtures and equipment. The capital expenditures for 1998 primarily reflect construction costs associated with the Atlantis Expansion and upkeep of existing facilities. The expenditures for 1997 were for ongoing refurbishment and enhancement to the Atlantis, including equipment replacements.

     Operations at the Atlantis are conducted 24 hours a day, every day of the year. The Atlantis' business is moderately seasonal in nature, with its highest revenues typically occurring in the summer months and lower amounts generally in the winter months.

MARKETING

     The Company's revenues and operating income are largely dependent on the level of gaming activity at the Atlantis' casino; therefore, the Company's predominant marketing goal is to attract gaming customers to its casino. The Company's primary objective for its hotel, food and beverage outlets, and other amenities is to utilize those facilities to generate additional casino play, although as a secondary goal, the Company also seeks to maximize revenues from those areas.

                                     -5-
     The Company's marketing efforts are directed toward three broad consumer groups: Reno area residents, non-conventioneer visitors to the Reno area, and conventioneers. The Company believes that the Atlantis' location outside the downtown area and across the street from the Convention Center makes the property appealing to all three groups.

     Reno area residents. The Atlantis' proximity to rapidly growing, generally more affluent southwestern Reno residential areas provides a significant source of middle to upper-middle income gaming customers. The Company markets to Reno area residents ("Locals") on the basis of the Atlantis' location and accessibility, the quality and ambiance of the Atlantis facility, friendly efficient service, the quality and relative value of its food and beverage offerings, entertainment offerings, promotions, and gaming values.
The Company believes that Locals as a group tend to prefer slot and video poker machines over table games, and tend to prefer video poker machines over reel-spinning (or electronically simulated reel-spinning) slot machines. Accordingly, the Atlantis provides a large, diverse selection of video poker machines. Moreover, the Company believes that Locals tend to seek out and frequent those casinos with higher-than-average payout rates on slot and video poker machines and liberal rules on table games. The Company believes that the Atlantis offers higher-than-average payout rates on slot machines, and has adopted liberal rules for its blackjack games which include using mostly single decks of cards at its tables and allowing players to "double down" on the first two cards.

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




                                     -6-
     Conventioneers. Convention business, like package tour and travel, generates mid-week customer visits and supplements occupancy during low-demand periods. Conventioneers typically also pay higher average room rates than non-conventioneers. The Company seeks those convention and meeting groups which it believes will materially enhance the Atlantis' average occupancy rate and average daily room rates, as well as those the Company believes will be more likely to gamble. As the only hotel casino within easy walking distance of the Convention Center, the Company believes the Atlantis is uniquely positioned to capitalize on this segment. The Company believes that this market segment is presently underserved in the Reno area, and that the additional rooms and amenities added with the completed Atlantis Expansion enhances the Company's ability to realize the potential of this market segment.

     The Company markets to all customer segments, including conventioneers, on the basis of the quality and ambiance of the Atlantis facility, friendly efficient service, the quality and relative value of its rooms and food and beverage offerings, entertainment offerings, promotions, and gaming values.

     The Company has instituted a frequent player club, "Club Paradise," which allows the Atlantis' customers to earn rewards and special privileges based on the amount of their play, while at the same time allowing the Company to track the play of those customers utilizing a computerized player tracking system. The Company uses this information to determine appropriate levels of complimentary awards, and also in its direct marketing efforts. The Company believes that Club Paradise significantly enhances the Company's ability to build customer loyalty and generate repeat customer visits.

COMPETITION

     Competition in the Reno area gaming market is intense. Based on information obtained from the December 31, 1999 Gaming Revenue Report published by the Nevada State Gaming Control Board and Company estimates, the Company believes that there are approximately 12 casinos in the Reno area which generate more than $12 million each in annual gaming revenues, approximately 7 of which are located in downtown Reno.

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

     The Company believes that the Atlantis' primary competition for non-conventioneer visitors comes from other large-scale casinos, including those located in downtown Reno and those located away from downtown Reno, that offer amenities that appeal to middle to upper-middle income customers. The Company competes for non-conventioneer visitors on the basis of the desirability of



                                     -7-
its location, the quality and ambiance of the Atlantis facility, friendly efficient service, the quality and relative value of its rooms and food and beverage offerings, entertainment offerings, promotions, and gaming values. The Company believes that its location away from downtown Reno is appealing to many customers who prefer to avoid the more congested downtown Reno area; however, the Atlantis' location is a disadvantage in that it does not afford the Company the ability to generate walk-in traffic, which is a significant source of customers for some casinos located in downtown Reno.

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

     The recent constitutional amendment approved by California voters allowing the expansion of Indian casinos in California will have an impact on casino revenues in Nevada in general, and many analysts have predicted the impact will be more significant on the Reno-Lake Tahoe market. The extent of this impact is difficult to predict, but the Company believes that the impact on the Company will be mitigated to an extent due to the Atlantis' emphasis on Reno area residents as a significant base of its business. However, if other Reno area casinos suffer business losses due to increased pressure from California Indian casinos, they may intensify their marketing efforts to Reno area residents as well. However, the Company's numerous amenities such as a wide array of restaurants and other venues are a key factor in the Company's ability to attract Reno area residents which competitor facilities will not easily be able to match.

     Certain experienced Nevada gaming operators have annual agreements to manage expanded Indian casino facilities near Sacramento, one of Reno's key feeder markets. These facilities could provide an alternative to Reno area casinos, especially during certain winter periods when auto travel through the Sierra Nevada is hampered.

     The Company believes that the legalization of unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key marketing areas, such as San Francisco or Sacramento, could have a material adverse effect on its business.




                                     -8-
REGULATION AND LICENSING

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

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Golden Road in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and key employees of Golden Road must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of Golden Road may be required to be licensed or found suitable by the Nevada Gaming Authorities.
The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to




                                     -9-
licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

     The Nevada Gaming Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such



                                     -10-
institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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






                                     -11-
     The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

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

     Licensee fees and taxes computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and




                                     -12-
taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, a manufacturer or a distributor also pay certain fees and taxes to the State of Nevada.

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

EMPLOYEES

     As of March 6, 2000, the Company had approximately 1,975 employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

     The Company's properties consist of:

     (a) The approximately 13 acre site in Reno, Nevada on which the Atlantis is situated, including the hotel towers, casino, restaurant facilities and surrounding parking. These 13 acres are, in part or in whole, held subject to trust deed encumbrances in favor of financial institutions totaling approximately $81.7 million as of March 8, 2000.

     (b) An approximately 16 acre site in Reno, Nevada adjacent to the Atlantis and now connected to the Atlantis by the Sky Terrace, approximately seven acres of which is paved and used for customer, employee and valet parking and the remainder of which is undeveloped. This site is suitable and available for future expansion of the Atlantis facilities, parking, or complimentary resort and/or entertainment amenities. The Company has not determined what the ultimate use of this site will be. These 16 acres are held subject to a trust deed encumbrance in the approximate amount of $80.0 million as of March 8, 2000, which amount is also secured by the 13 acre site.






                                     -13-
ITEM 3. LEGAL PROCEEDINGS

     On April 26, 1994 and May 10, 1994, complaints in purported class action lawsuits (William Poulos v. Caesars World, Inc. et al., Case No. 94-478-Civ-Orl-22, and William H. Ahern v. Caesars World, Inc. et al., Case No. 94-532-Civ-Orl-22, respectively) were filed in the United States District Court for the Middle District of Florida (the "Florida Complaints") and were subsequently transferred to the United States District Court for the District of Nevada, Southern Division (the "Nevada District Court"). On September 26, 1995, a complaint in a purported class action lawsuit (Larry Schrier v. Caesars World, Inc. et al., Case No. 95-923-LDG (RJJ)) was filed in Nevada District Court (along with the Florida Complaints, the "Complaints"). The Complaints allege that manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company, have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints charge Defendants with violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. The Nevada District Court consolidated the actions (and one other action styled William Poulos v. American Family Cruise Line, NV et al., Case No. CV -S-95-936-LDG (RLH), in which the Company is not a named defendant). The parties are currently awaiting a decision from the Nevada U.S. District Court on the issue of class certification. Management believes that the substantive allegations in the Complaints are without merit and intends vigorously to defend the allegations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1999.


                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's common stock trades on The Nasdaq Stock Market(SM) under the symbol MCRI. The following table sets forth the high and low sales prices of the Company's common stock, as reported by The Nasdaq Stock Market(SM), during the periods indicated.

                                   1999             1998
                              --------------   --------------
                               High    Low      High    Low
                              ------  ------   ------  ------
     First quarter..........   8 1/3   5 1/4    7 3/4   4 3/4
     Second quarter..........      7   5 1/3        7   5 3/8
     Third quarter...........  7 3/4   5 1/2    6 1/2   5 3/8
     Fourth quarter..........  7 1/4   5 1/2        6   4 3/4

     (b) As of March 15, 2000, there were approximately 136 holders of record of the Company's common stock, and approximately 784 beneficial stockholders.


                                     -14-
     (c) The Company paid no dividends in 1999 or 1998. The Company presently intends to retain earnings to finance its operating activities and does not anticipate declaring cash dividends in the foreseeable future. The Company's bank loan agreement also contains provisions which limit Monarch's ability to pay dividends to its stockholders. See Item 8, "FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements."


ITEM 6. SELECTED FINANCIAL DATA

                                                      Years ended December 31,
                                            --------------------------------------------
(In thousands except per share amounts)        1999<F1> 1998<F2> 1997<F3> 1996<F4> 1995<F5>
----------------------------------------------------------------------------------------
OPERATING RESULTS
Casino revenues                              $48,345  $40,717  $37,254  $31,836  $30,072
Other revenues                                43,227   31,802   30,365   29,476   30,099
                                            --------------------------------------------
Gross revenues                                91,572   72,519   67,619   61,312   60,171
Promotional allowances                       (12,707) (10,009)  (8,504)  (7,676)  (6,772)
                                            --------------------------------------------
Net revenues                                  78,866   62,511   59,115   53,636   53,399
Income from operations                         3,982    9,039    9,159    6,049    6,351
Income (loss) before income
  tax and extraordinary item                    (945)   5,681    5,722    1,298    2,323
Income (loss) before
  extraordinary item                            (585)   3,760    3,710      830    1,564
Net income (loss)                            $  (585) $ 3,760  $ 3,526  $   830  $ 1,564
                                             =======  =======  =======  =======  =======
----------------------------------------------------------------------------------------
INCOME PER SHARE OF COMMON STOCK
Income (loss) before extraordinary item
     Basic                                   $ (0.06) $  0.40  $  0.39  $  0.09  $  0.16
     Diluted                                 $ (0.06) $  0.40  $  0.39  $  0.09  $  0.16
Net income (loss)
     Basic                                   $ (0.06) $  0.40  $  0.37  $  0.09  $  0.16
     Diluted                                 $ (0.06) $  0.40  $  0.37  $  0.09  $  0.16
Weighted average number of common shares
  and potential common shares outstanding
     Basic                                     9,436    9,436    9,444    9,502    9,536
     Diluted                                   9,436    9,502    9,479    9,502    9,536
----------------------------------------------------------------------------------------
OTHER DATA
EBITDA<F6>                                  $ 11,720  $13,475  $13,284  $10,191  $10,370
Depreciation and amortization               $  7,738  $ 4,436  $ 4,125  $ 4,142  $ 4,020
Interest expense                            $  4,742  $ 2,403  $ 3,437  $ 3,627  $ 4,087
Capital expenditures<F7>                    $ 46,132  $27,206  $ 2,270  $ 2,838  $ 2,148
----------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                                $132,310  $96,732  $67,828  $67,379  $69,269
Current maturities of long-term debt        $  7,334  $   850  $ 2,244  $ 3,487  $ 3,993
Long-term debt, less current maturities     $ 82,236  $52,310  $32,908  $37,602  $39,069
Stockholders' equity<F8>                    $ 25,869  $26,453  $22,694  $19,001  $18,435











                                     -15-

<F1> 1999 includes a $184 thousand loss on disposal of fixed assets.
<F2> 1998 includes a non-cash disposal of fixed assets charge of $956 thousand, primarily from demolition relating to the start of the Atlantis Expansion.
<F3> 1997 includes a $185 thousand non-cash extraordinary loss on early retirement of debt, net of applicable income tax benefit.
<F4> 1996 includes non-cash fixed asset impairment charge of $1.3 million (before minority interests), relating to the write down of the Company's investment in Sea World.
<F5> 1995 includes a $433 thousand provision for litigation expenses related to two unfavorable judgments rendered in unrelated cases, and a $459 thousand charge for asset impairment associated with changing the name of the Company's hotel casino to the Atlantis Casino Resort.
<F6> "EBITDA" consists of income from operations plus depreciation and amortization.
     EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the
     Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.  This item enables comparison of the
     Company's performance with the performance of other companies that report EBITDA, although some companies do not calculate this measure in the same manner and therefore, the measure as presented, may not be comparable to similarly titled measures presented by other companies.
<F7> Includes amounts financed with debt or capitalized lease obligations.
<F8> The Company paid no dividends during the five year period ended December 31, 1999.




































                                     -16-
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, expansion of Indian casinos in California, Reno-area tourism conditions, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing), outcome of litigation, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

RESULTS OF OPERATIONS

1999 Compared with 1998

     For the year ended December 31, 1999, the Company had a loss of $0.6 million, or $0.06 per share, on net revenues of $78.9 million, compared to earnings of $3.8 million, or $0.40 per share, on net revenues of $62.5 million for the year ended December 31, 1998. The Company's income from operations totaled $4.0 million for 1999 compared to $9.0 million for 1998. The Company believes the Atlantis continued to benefit in 1999 from the rapid growth occurring in the residential and industrial communities south of the Atlantis in Reno, and from the increasing popularity of the Atlantis with visitors to the Reno area. The Company believes its results were detrimentally impacted in 1999 by disruptions and pre-opening costs associated with the Atlantis Expansion, which involved major construction activity on both sides of the Atlantis during the first and second quarters of the year and expansion related disruptions into the third quarter of the year.

     Casino revenues totaled $48.3 million in 1999, up 18.7% from $40.7 million in 1998, driven by increases in both slot and table game win. Revenue from slot and video poker machines ("slot machines") increased approximately 18.8% in 1999 compared to 1998 due to an almost 30% increase in the number of slot machines on average for the year. Table game win increased approximately 16.5% in 1999 compared to 1998 due to an increase in table game drop and an almost 8% increase in the number of table games on average for the year. Casino operating expenses were 44.8% of casino revenues in 1999, compared to 43.7% in 1998, primarily as a result of higher promotional allowance costs in 1999.

     Food and beverage revenues increased in 1999, up 38.6% to $25.2 million from $18.2 million in 1998. Food and beverage operating expenses increased, amounting to 64.1% of food and beverage revenues in 1999 compared to 54.2% in 1998. The increase is primarily due to a combination of increased food and payroll costs.


                                     -17-
     Hotel revenues totaled $14.8 million in 1999, an increase of 35.3% from $10.9 million in 1998, driven by a 36.3% increase in the Atlantis' average number of rooms occupied and a 1.6% increase in the Atlantis' average daily room rate ("ADR"). ADR was $55.16 in 1999, compared to $56.23 in 1998. The average occupancy rate at Atlantis was 86.8% in 1999 compared to 88.0% in 1998. Hotel operating expenses amounted to 33.0% of hotel revenues in 1999, compared to 32.6% in 1998, with the slight increase reflecting increased operating inefficiencies during the final period of construction in the first half of the year and the opening of new rooms.

     Other revenues increased approximately 20.3% in 1999 to $3.2 million from $2.7 million in 1998, primarily reflecting increased revenues from the Atlantis retail outlet. Other expenses were approximately 35.1% of other revenues in 1999, up from 17.9% in 1998, primarily due to opening a second gift shop.

     Selling, general and administrative ("SG&A") expenses totaled 29.6% of net revenues in 1999, compared to 27.7% in 1998, with the increase primarily reflecting higher personnel costs and higher marketing costs in 1999. This increase in part reflects additional marketing and administrative staff added for the 1999 opening of the Atlantis Expansion, as well as additional operating expenses associated with the Atlantis Expansion.

     Interest expense for 1999 totaled $4.7 million, up from $2.4 million in 1998, reflecting an increase in the Company's debt from the Atlantis expansion and the capitalization of certain interest costs in 1999. In 1999, the Company capitalized approximately $1.6 million in interest costs related to construction activities at the Atlantis compared to $0.4 million in 1998.

     The Company incurred a non-cash expense of $0.2 million in the fourth quarter of 1999 for the disposal of certain fixed assets and a non-cash expense of $1.0 million in 1998 in conjunction with the Atlantis Expansion, including certain exterior walls, door and windows that had to be removed to make way for the expanded facilities.

1998 Compared with 1997

     For the year ended December 31, 1998, the Company earned $3.8 million, or $.40 per share, on net revenues of $62.5 million, compared to earnings of $3.5 million, or $.37 per share, on net revenues of $59.1 million for the year ended December 31, 1997. The Company's income from operations totaled $9.0 million for 1998 compared to $9.2 million for 1997. The Company believes the Atlantis continued to benefit in 1998 from the rapid growth occurring in the residential and industrial communities south of the Atlantis in Reno, and from the increasing popularity of the Atlantis with visitors to the Reno area. The Company also believes its results were positively impacted in 1998 by the American Bowling Congress tournament, which ran from March through June 1998 at the National Bowling Stadium in downtown Reno and which brought approximately 90,000 visitors to the Reno area. However, the Company also believes its results were detrimentally impacted in 1998 by unusually severe winter weather in the first quarter of the year and by disruptions associated with the Atlantis Expansion, which involved major construction activity on both sides of the Atlantis during the third and fourth quarters of the year.




                                     -18-
     Casino revenues totaled $40.7 million in 1998, up 9.3% from $37.3 million in 1997, driven by increases in both slot and table game win. Revenue from slot machines increased approximately 8% in 1998 compared to 1997 due to an increase in the average daily win per slot machine. Table game win increased approximately 16% in 1998 compared to 1997 due to an increase in table game drop and an improvement in table game hold. Casino operating expenses amounted to 43.7% of casino revenues in 1998, compared to 43.1% in 1997.

     Food and beverage revenues were up slightly in 1998, rising approximately 2% to $18.2 million from $17.8 million in 1997. Food and beverage operating expenses were basically unchanged, amounting to 54.2% of food and beverage revenues in 1998 compared to 54.3% in 1997.

    Hotel revenues totaled $10.9 million in 1998, up more than 7% from $10.2 million in 1997, driven by a 2.1 point improvement in the Atlantis' occupancy rate and a 5% increase in the Atlantis' ADR. ADR was $56.23 in 1998, compared to $53.50 in 1997. The average occupancy rate at Atlantis was 88.0% in 1998 compared to 85.9% in 1997. Hotel operating expenses amounted to 32.6 % of hotel revenues in 1998, compared to 36.4% in 1997, with the improvement reflecting increased operating efficiencies and a higher level of revenue from which to offset the relatively high level of fixed costs of the hotel operation.

     Other revenues increased approximately 15.5% in 1998 to $2.7 million from $2.3 million in 1997, primarily reflecting increased revenues from the Atlantis' retail outlet. Other expenses equaled 17.9% of other revenues in 1998, down slightly from 18.5% in 1997.

     SG&A expenses totaled 27.7% of net revenues in 1998, compared to 27.0% in 1997, with the increase primarily reflecting higher personnel costs and higher marketing costs in 1998. This increase in part reflects additional marketing and administrative staff added in preparation for the 1999 opening of the Atlantis Expansion, as well as additional operating expenses associated with the Atlantis Expansion.

     Interest expense for 1998 totaled $2.4 million, down from $3.4 million in 1997, reflecting lower average interest rates on the Company's debt and the capitalization of certain interest costs in 1998. In 1998, the Company capitalized approximately $0.4 million in interest costs related to construction activities at the Atlantis. During 1997, there was no capitalized interest.

     The Company incurred a non-cash expense of $1.0 million in the fourth quarter of 1998 for the disposal of certain fixed assets in conjunction with the Atlantis Expansion, including certain exterior walls, doors and windows that had to be removed to accommodate the expanded facilities.











                                     -19-
OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

     The recent constitutional amendment approved by California voters allowing the expansion of Indian casinos in California will have an impact on casino revenues in Nevada in general, and many analysts have predicted the impact will be more significant on the Reno-Lake Tahoe market. The extent of this impact is difficult to predict, but the Company believes that the impact on the Company will be mitigated to an extent due to the Atlantis' emphasis on Reno area residents as a significant base of its business. However, if other Reno area casinos suffer business losses due to increased pressure from California Indian casinos, they may intensify their marketing efforts to Reno area residents as well. However, the Company's numerous amenities such as a wide array of restaurants and other venues are a key factor in the Company's ability to attract Reno area residents which competitor facilities will not easily be able to match.

     The Company also believes that the legalization of unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key marketing areas, such as San Francisco or Sacramento, could have a material adverse effect on its business.

     The gaming industry represents a significant source of tax revenues to the State of Nevada. A recent proposal in Nevada would increase the tax on gaming revenues from 6.25% to 11.25%. If enacted, this proposal would have a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its daily hotel and casino activities with net cash provided by operating activities. For the years 1999, 1998, and 1997, net cash provided by operating activities totaled $11.1 million, $8.7 million, and $9.5 million, respectively. During each of the three years, net cash provided by operating activities was sufficient to fund the day to day operating expenses of the Company.

     Net cash used in investing activities, which consisted of acquisitions of property and equipment and the completion of the Atlantis Expansion, totaled $38.3 million, $26.1 million, and $1.6 million in 1999, 1998,and 1997, respectively. Total capital expenditures, including amounts financed, were $46.1 million, $34.5 million, and $2.2 million in 1999, 1998, and 1997, respectively. Capital expenditures during 1999 and 1998 primarily reflect construction costs, fixtures, and equipment associated with the Atlantis Expansion, and the expenditures for 1997 were primarily directed toward ongoing refurbishment and enhancement of the Atlantis, including equipment replacement. The Company funded the majority of these costs with borrowings available under its $80 million construction credit facility and $4.5 million equipment credit facility (the principal terms of which are summarized in Note 4 in the Notes to Consolidated Financial Statements, see Item 8, "FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements"), together with cash flow from operations. At December 31, 1999, the outstanding balance of the Credit Facilities was $80 million and $4 million, respectively.

     Net cash provided by financing activities totaled $28.6 million in 1999 and $16.9 million in 1998, as a result of the Company borrowing funds under its bank credit facilities to finance the construction of the Atlantis


                                     -20-
expansion. Net cash used in financing activities in 1997 totaled $6.3 million, with the funds being used primarily to reduce long-term debt. The Company also used funds in 1997 to repurchase its common stock on the open market.

     The Company believes that its existing cash balances and cash flow from operations will provide the Company with sufficient resources to fund its operations, meet its debt repayment obligations, and fund its other capital expenditure requirements; however, the Company's operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. The Company's credit facility restricts additional debt incurrence. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8. FINANCIAL STATEMENTS

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
MONARCH CASINO & RESORT, INC.:


     We have audited the accompanying consolidated balance sheet of Monarch Casino & Resort, Inc., (a Nevada Corporation) and subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monarch Casino & Resort, Inc. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.



/s/Arthur Andersen LLP
Las Vegas, Nevada
February 11, 2000

                                     -21-
ITEM 8A. FINANCIAL STATEMENTS


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS OF
MONARCH CASINO & RESORT, INC.


     We have audited the accompanying consolidated balance sheet of Monarch Casino & Resort, Inc. as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Casino & Resort, Inc. as of December 31, 1998, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




/s/Grant Thornton LLP
Reno, Nevada
January 29, 1999

















                                     -22-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years ended December 31,
                                         -------------------------------------------
                                              1999           1998            1997
                                         ------------   ------------    ------------
Revenues
  Casino................................ $ 48,344,843   $ 40,716,535    $ 37,254,033
  Food and beverage.....................   25,189,207     18,169,375      17,841,009
  Hotel.................................   14,807,903     10,948,283      10,199,911
  Other.................................    3,230,489      2,685,012       2,323,885
                                         ------------   ------------    ------------
     Gross revenues.....................   91,572,442     72,519,205      67,618,838
  Less promotional allowances...........  (12,706,786)   (10,008,673)     (8,504,072)
                                         ------------   ------------    ------------
     Net revenues.......................   78,865,656     62,510,532      59,114,766
                                         ------------   ------------    ------------
Operating expenses
  Casino................................   21,659,138     17,800,326      16,043,256
  Food and beverage.....................   16,135,529      9,850,599       9,682,253
  Hotel.................................    4,889,968      3,567,021       3,710,462
  Other.................................    1,132,640        479,560         430,471
  Selling, general and administrative...   23,328,208     17,337,640      15,964,188
  Depreciation and amortization.........    7,738,029      4,436,249       4,125,408
                                         ------------   ------------    ------------
     Total operating expenses...........   74,883,512     53,471,395      49,956,038
                                         ------------   ------------    ------------
     Income from operations.............    3,982,144      9,039,137       9,158,728
                                         ------------   ------------    ------------
Other income (expense)
  Interest expense, net.................   (4,742,475)    (2,402,562)     (3,436,650)
  Disposal of fixed assets..............     (184,206)      (955,836)            -
                                         ------------   ------------    ------------
     Total other........................   (4,926,681)    (3,358,398)     (3,436,650)
                                         ------------   ------------    ------------
     Income (loss) before income
      taxes and extraordinary item......     (944,537)     5,680,739       5,722,078
Provision (benefit) for income taxes....     (359,672)     1,920,957       2,011,930
                                         ------------   ------------    ------------
     Income (loss) before extraordinary
      item..............................     (584,865)     3,759,782       3,710,148
Extraordinary item - loss on
 early retirement of debt, net
 of applicable income tax
 benefit of $95,057.....................          -              -         (184,524)
                                         ------------   ------------    ------------
     Net income (loss).................. $   (584,865)  $  3,759,782    $  3,525,624
                                         ============   ============    ============

INCOME PER SHARE OF COMMON STOCK
  Income (loss) before extraordinary item
     Basic..............................    $   (0.06)     $    0.40       $    0.39
     Diluted............................    $   (0.06)     $    0.40       $    0.39
  Net income (loss)
     Basic..............................    $   (0.06)     $    0.40       $    0.37
     Diluted............................    $   (0.06)     $    0.40       $    0.37
  Weighted average number of
   common shares and potential
   common shares outstanding
     Basic..............................    9,436,275      9,436,275       9,444,333
     Diluted............................    9,436,275      9,502,327       9,479,359

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                     -23-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                               ----------------------------
                                                    1999            1998
                                               ------------    ------------
ASSETS
Current assets
  Cash........................................ $  6,367,507    $  4,919,143
  Receivables, net............................    1,954,447       1,283,129
  Related party receivables...................       83,205          22,315
  Inventories.................................    1,456,602         747,364
  Prepaid expenses............................    1,600,249       1,917,429
  Prepaid federal income tax..................      443,870         449,226
  Deferred income taxes.......................    1,174,626         432,874
                                               ------------    ------------
     Total current assets.....................   13,080,506       9,771,480
                                               ------------    ------------
Property and equipment
  Land........................................   10,339,530      10,339,530
  Land improvements...........................    3,034,095             -
  Buildings...................................   78,432,078      35,335,973
  Furniture and equipment.....................   49,392,494      24,667,318
  Improvements................................    4,462,520       4,969,881
                                               ------------    ------------
                                                145,660,717      75,312,702
  Less accumulated
   depreciation and amortization..............  (27,964,180)    (22,125,039)
                                               ------------    ------------
                                                117,696,537      53,187,663
  Construction in progress....................          -        32,669,282
                                               ------------    ------------
     Net property and equipment...............  117,696,537      85,856,945

Other assets, net.............................      877,382       1,103,535
                                               ------------    ------------
                                              $ 131,654,425    $ 96,731,960
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




















                                     -24-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                               ----------------------------
                                                    1999            1998
                                               ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $  7,333,921    $    850,498
  Accounts payable............................    7,238,084       3,441,829
  Accounts payable construction...............      942,264       7,275,617
  Accrued expenses............................    5,156,363       4,152,237
  Federal income taxes payable................      213,686             -
                                               ------------    ------------
     Total current liabilities................   20,884,318      15,720,181

Long-term debt, less current maturities.......   82,235,509      52,309,785
Deferred income taxes.........................    2,666,017       2,248,548
Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............          -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 outstanding......................       95,363          95,363
  Additional paid-in capital..................   17,241,788      17,241,788
  Treasury stock..............................     (329,875)       (329,875)
  Retained earnings...........................    8,861,305       9,446,170
                                               ------------    ------------
     Total stockholders' equity...............   25,868,581      26,453,446
                                               ------------    ------------
                                               $131,654,425    $ 96,731,960
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






















                                     -25-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Common Stock
                           --------------------  Additional   Retained
                             Shares               Paid-in     Earnings   Treasury
                           Outstanding  Amount    Capital     (Deficit)    Stock       Total
                           ----------- -------- ------------ ----------- --------   ------------
Balance, January 1, 1997     9,453,275 $ 95,363 $ 17,008,779 $ 2,160,764 $(264,000) $ 19,000,906
  Net income                       -        -            -     3,525,624       -       3,525,624
  Treasury stock acquired,
   at cost                     (17,000)     -            -           -     (65,875)      (65,875)
  Other                            -        -        233,009         -         -         233,009
                           ----------- -------- ------------ ----------- ---------  ------------
Balance, December 31, 1997   9,436,275   95,363   17,241,788   5,686,388  (329,875)   22,693,664
  Net income                       -        -            -     3,759,782       -       3,759,782
                           ----------- -------- ------------ ----------- ---------  ------------
Balance, December 31, 1998   9,436,275   95,363   17,241,788   9,446,170  (329,875)   26,453,446
  Net loss                         -        -            -      (584,865)      -        (584,865)
                           ----------- -------- ------------ ----------- ---------  ------------
Balance, December 31, 1999   9,436,275 $ 95,363 $ 17,241,788 $ 8,861,305 $(329,875) $ 25,868,581
                           =========== ======== ============ =========== =========  ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

































                                     -26-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years ended December 31,
                                                ------------------------------------------
                                                     1999           1998           1997
                                                ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)............................ $   (584,865)  $  3,759,782   $  3,525,624
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization..............    7,919,120      4,616,722      4,308,991
    (Gain) loss on disposal of assets..........      184,206        955,836         (4,589)
    Deferred income taxes......................     (324,283)       623,674        949,009
    Increase in receivables, net...............     (732,208)      (393,205)      (343,124)
    (Increase) decrease in inventories.........     (709,238)        93,419       (210,664)
    (Increase) decrease in prepaid expenses....      322,536       (856,913)      (164,794)
    (Increase) decrease in other assets........       41,599         (1,884)       304,854
    Increase (decrease) in accounts payable....    3,796,255       (669,628)       108,691
    Increase in accrued expenses
    and federal income taxes payable...........    1,217,812        527,412        980,769
                                                ------------   ------------   ------------
     Net cash provided by
      operating activities.....................   11,130,934      8,655,215      9,454,767
                                                ------------   ------------   ------------
Cash flows from investing activities:
  Proceeds from sale of assets.................       39,993          8,170        188,040
  Acquisition of property and equipment........  (31,964,910)   (26,145,674)    (1,820,935)
  Payment on accounts payable construction.....   (6,333,353)            -              -
                                                ------------   ------------   ------------
     Net cash used in investing activities.....  (38,258,270)   (26,137,504)    (1,632,895)
                                                ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings...........   30,671,549     21,385,842     32,810,000
  Principal payments on long-term debt.........   (2,095,849)    (4,437,430)   (39,085,029)
  Acquisition of treasury stock................          -              -          (65,875)
                                                ------------   ------------   ------------
     Net cash provided by
     (used in) financing activities............   28,575,700     16,948,412     (6,340,904)
                                                ------------   ------------   ------------

     Net increase (decrease) in cash...........    1,448,364       (533,877)     1,480,968

Cash at beginning of period....................    4,919,143      5,453,020      3,972,052
                                                ------------   ------------   ------------
Cash at end of period.......................... $  6,367,507   $  4,919,143   $  5,453,020
                                                ============   ============   ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest, net of
    capitalized interest....................... $  4,880,664   $  1,850,321   $  3,590,323
  Capitalized interest......................... $  1,550,916   $    432,835   $        -
  Cash paid for income taxes................... $        -     $  1,987,479   $    610,000

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts...... $  7,833,446   $  8,336,347   $    336,926
  Capitalized loan costs included
   in accounts payable.........................          -              -     $  1,185,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                                      -27-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

Basis of Presentation

     Monarch Casino & Resort, Inc. ("Monarch") was incorporated in 1993. Monarch's wholly-owned subsidiary, Golden Road Motor Inn, Inc. ("Golden Road"), operates the Atlantis Casino Resort (the "Atlantis"), a hotel/casino facility in Reno, Nevada. Unless stated otherwise, the "Company" refers to Monarch and its wholly-owned subsidiary Golden Road.

     Until December 1999, Monarch Casino & Resort, Inc. owned two other subsidiaries, Dunes Marina Resort & Casino, Inc.("Dunes Marina"), and Sea World Processors, Inc. ("Sea World"). Dunes Marina and Sea World had been inactive for several years and had virtually no assets or liabilities. In December 1999, both corporations were dissolved.

     The consolidated financial statements include the accounts of Monarch and Golden Road. Intercompany balances and transactions are eliminated.

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

Reclassifications

     Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on the previously reported net income.

Capitalized Interest

     The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money. Interest capitalization is ceased when the project is substantially complete. The amounts capitalized during the years ended December 31, 1999, 1998, and 1997 were $1,550,916, $432,835, and
$0, respectively.

Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.





                                     -28-
Related Party Receivables

     Receivables from officers, employees, or affiliated companies are primarily for banquet related services, and are priced at the retail value of the goods or services provided.

Inventories

     Inventories, consisting primarily of food, beverages, and retail merchandise, are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Since inception, property and equipment have been depreciated principally on a straight line basis over the estimated service lives as follows:

     Buildings..........30-40 years
     Furniture.......... 5-10 years
     Equipment.......... 5-20 years
     Improvements.......15-40 years

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

Promotional Allowances

     The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:

                                       Years ended December 31,
                               ---------------------------------------
                                   1999          1998          1997
                               -----------   -----------   -----------
     Food and beverage.......  $ 6,769,700   $ 5,644,800   $ 5,393,000
     Hotel...................    1,424,700       930,600       360,900
     Other...................      105,400       198,700        40,100
                               -----------   -----------   -----------
                               $ 8,299,800   $ 6,774,100   $ 5,794,000
                               ===========   ===========   ===========

Advertising Costs

     All advertising costs are expensed as incurred. Advertising expense was $3,314,101, $1,897,036, and $1,940,628 for 1999, 1998, and 1997, respectively.



                                     -29-
Disposal of Fixed Assets

     In 1999, there was a loss on disposal of fixed assets of $184 thousand, primarily related to the disposal of obsolete assets. In 1998, there was a loss on disposal of fixed assets of $956 thousand, primarily from the demolition of assets relating to the start of the Atlantis Expansion.

Income Taxes

     Income taxes are recorded in accordance with the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Under the asset and liability approach for financial accounting and reporting for income taxes, the following basic principles are applied in accounting for income taxes at the date of the financial statements: (a) a current liability or asset is recognized for the estimated taxes payable or refundable on taxes for the current year; (b) a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on the provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred taxes is reduced, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.

Pre-Opening Costs

     During April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5 "Reporting of the Costs of Start-up Activities" effective for fiscal years beginning after December 15, 1998. The new standard requires that all companies expense costs of "start-up" activities as the costs are incurred. The term "start-up" includes pre-opening, pre-operating, and organization activities. Accordingly, the Company has no capitalized "start-up" costs as of December 31, 1999 and all "start-up" costs related to projects were expensed as incurred in 1999. The impact of the adoption of SOP 98-5 on the 1999 consolidated financial statements was not material.

Earnings Per Share

     In 1997, the Company adopted the provisions of SFAS No. 128 "Earnings Per Share." SFAS No. 128 replaces previously reported earnings per share with "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing reported net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options. In accordance with SFAS No. 128, when an entity has a loss from continuing operations, no potential common shares shall be included in the computation of any diluted per share amount. As such, potential dilution has not been considered in the calculations for 1999.







                                     -30-
     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

                                           1999          1998          1997
                                       -----------   -----------   -----------
     Basic...........................   9,436,275     9,436,275     9,444,333
     Diluted.........................   9,436,275     9,502,327     9,479,359


     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (Shares in thousands):

                                               Years ended December 31,
                                ------------------------------------------------------
                                       1999               1998               1997
                                ----------------   ----------------   ----------------
                                       Per Share          Per Share          Per Share
                                Shares   Amount    Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------   ------ ---------
Income (loss) before
  extraordinary item
     Basic.....................  9,436    $(0.06)   9,436     $0.40    9,444     $0.39
     Effect of dilutive
      stock options............    -          -        66        -        35        -
                                ------ ---------   ------ ---------   ------ ---------
     Diluted...................  9,436    $(0.06)   9,502     $0.40    9,479     $0.39
                                ====== =========   ====== =========   ====== =========

Net income (loss)
     Basic.....................  9,436    $(0.06)   9,436     $0.40    9,444     $0.37
     Effect of dilutive
       stock options...........    -          -        66        -        35        -
                                ------ ---------   ------ ---------   ------ ---------
     Diluted...................  9,436    $(0.06)   9,502     $0.40    9,479     $0.37
                                ====== =========   ====== =========   ====== =========

     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares:

                                           1999          1998          1997
                                       -----------   -----------   -----------
     Options to purchase shares of
       common stock (in thousands)....       -            16            26
     Exercise prices..................       -       $5.88-$8.06   $4.88-$8.06
     Expiration dates.................       -        6/99-5/08     9/98-6/00


     In accordance with SFAS No. 128, no options were included in the computation of diluted earnings per share in 1999 because the Company reported a loss and the effect of the options would be anti-dilutive.



                                     -31-
Fair Value of Financial Instruments

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

     It is estimated that the carrying amounts of all of the Company's financial instruments approximate fair value at December 31, 1999.

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


NOTE 2.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                          December 31,
                                   -------------------------
                                       1999          1998
                                   -----------   -----------
     Casino....................... $ 1,663,128   $   975,131
     Hotel........................     891,290       411,473
     Other........................      49,043        62,103
                                   -----------   -----------
                                     2,603,461     1,448,707
     Less allowance for
       doubtful accounts..........    (649,014)     (165,578)
                                   -----------   -----------
                                   $ 1,954,447   $ 1,283,129
                                   ===========   ===========




                                     -32-
NOTE 3.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                               December 31,
                                        -------------------------
                                            1999          1998
                                        -----------   -----------
                                                      <C
     Accrued salaries, wages
       and related benefits............ $ 2,352,310   $ 1,506,699
     Progressive slot machine
       and other gaming accruals.......     942,475     1,175,361
     Accrued gaming taxes..............     199,780       174,508
     Accrued interest..................     420,895       559,084
     Other accrued liabilities.........   1,240,903       736,585
                                        -----------   -----------
                                        $ 5,156,363   $ 4,152,237
                                        ===========   ===========


NOTE 4.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                             December 31,
                                                                     ----------------------------
                                                                          1999           1998
                                                                     -------------  -------------
     Amounts outstanding under bank reducing revolving
      credit facility, collateralized by substantially
      all property and equipment of Golden Road and guaranteed
      by Monarch and its three largest stockholders, with
      floating interest rates tied to a base rate approximately
      equal to the prime rate or LIBOR (at the Company's option)
      plus a margin which fluctuates according to the Company's
      ratio of funded debt to EBITDA.  At December 31, 1999,
      the weighted average interest rate was approximately 9.16%.
      The loan matures in June 2004, with all unpaid interest
      and principal due and payable at that time....................  $ 80,000,000   $ 50,328,451
     Note payable to bank, collateralized by real property and
      guaranteed by Monarch and its three largest stockholders,
      with floating interest rates equal to the three month
      LIBO rate plus a margin which fluctuates according to
      the Company's ratio of funded debt to EBITDA.  At
      December 31, 1999, the interest rate was approximately 9.585%.
      Interest and scheduled principal payments are payable quarterly until June, 2004, with all unpaid interest and principal due
      and payable at that time........................................   1,685,097      1,855,097
     Amount outstanding under bank promissory note, unsecured
      and guaranteed by Monarch's three largest stockholders,
      with a variable initial interest rate of 9% and adjusted
      based on an independent index plus 0.5 percentage points
      over the index.  Interest is paid monthly and the note
      matures on April 5, 2001......................................     1,000,000            -






                                     -33-
     Amounts outstanding under bank credit facility,
      collateralized by furniture, fixtures and equipment and
      guaranteed in full by Monarch and in part by Monarch's
      three largest stockholders, with interest rates on
      advances fixed at a margin over five year U.S. Treasury
      notes.  At December 31, 1999, the Company's weighted
      average interest rate was 7.44%.  Each advance under the
      credit facility is repaid in 60 monthly installments of
      principal and interest.......................................     4,012,523        339,795
     Slot purchase contracts, collateralized by equipment,
      maturing in 2001.  Contracts are non-interest
      bearing......................................................     2,852,956        515,736
     Notes payable, collateralized by equipment, with
      principal and interest due monthly through 2001..............        18,854        121,204
                                                                     ------------   ------------
                                                                     $ 89,569,430   $ 53,160,283
     Less current maturities.......................................    (7,333,921)      (850,498)
                                                                     ------------   ------------
                                                                     $ 82,235,509   $ 52,309,785
                                                                     ============   ============


     THE CREDIT FACILITY. The Company has an $80 million reducing revolving term loan credit facility (the "Credit Facility") with a consortium of banks. The Credit Facility is a direct obligation of Golden Road, and is guaranteed by Monarch. The Credit Facility is also guaranteed individually by John Farahi, Co-Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Monarch and Golden Road and General Manager of the Atlantis; Bahram (Bob) Farahi, Co-Chairman of the Board and President of Monarch and Golden Road; and Behrouz (Ben) Farahi, Co-Chairman of the Board, Chief Financial Officer, Secretary and Treasurer of Monarch and Golden Road.

     The Company will be able to utilize proceeds from the Credit Facility for working capital needs and general corporate purposes relating to the Atlantis and for ongoing capital expenditure requirements at the Atlantis.

     At the Company's option, borrowings under the Credit Facility can accrue interest at a rate designated by the agent bank as its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by the Company will include a margin added to either the Base Rate or to LIBOR that is tied to the Company's ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on the Company's Leverage Ratio, this margin can vary between 0.00 percent and 2.00 percent above the Base Rate, and between 1.50 percent and 3.50 percent above LIBOR. At December 31, 1999, the applicable margin was the Base Rate plus 2.0%, and the applicable LIBOR margin was LIBOR plus 3.5%. The Base Rate at December 31, 1999 was 10.5%, and the LIBOR rates were for various time periods and ranged in interest rates from 9.14% to 9.21%. At December 31, 1999, the Company had no Base Rate loans outstanding and had three LIBOR loans outstanding totaling $80 million.

     The maturity date of the Credit Facility is June 30, 2004. Beginning July 1, 2000, the maximum principal available under the Credit Facility will reduce quarterly from $80 million by an aggregate of $40 million in increasing increments ranging from $1.5 million to $6 million per quarter. The Company may prepay borrowings under the Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the



                                     -34-
end of the applicable interest period) so long as the amount repaid is at least $200 thousand and a multiple of $10 thousand. Amounts prepaid under the Credit Facility may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available. The Company may also permanently reduce the maximum principal available under the Credit Facility at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.

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

     The Company paid various fees and other loan costs upon the closing of the Credit Facility that are being amortized over the term of the Credit Facility using the effective interest rate method. As of January 2000, the Company will be required to pay a fee equal to three eighths of one percent per annum on the average unused portion of the Credit Facility.

     Annual maturities of long-term debt as of December 31, 1999, are as follows:

     Years ending
     December 31,
     ------------
         2000.......... $  7,333,921
         2001..........    8,786,336
         2002..........    9,341,912
         2003..........   11,407,259
         2004..........   52,700,002
         Thereafter              -
                        ------------
                        $ 89,569,430
                        ============










                                     -35-
NOTE 5.  INCOME TAX

     Income tax provision (benefit) consists of the following:

                                                    Years ended December 31,
                                            ---------------------------------------
                                                1999          1998          1997
                                            -----------   -----------   -----------
     Current provision.(benefit)........... $ (655,843)   $ 1,297,283   $ 1,062,921
     Deferred provision....................    296,171        623,674       949,009
                                            -----------   -----------   -----------
                                            $ (359,672)   $ 1,920,957   $ 2,011,930
                                            ===========   ===========   ===========


     The difference between the Company's provision (benefit) for federal income taxes as presented in the accompanying Consolidated Statements of Operations, and the provision (benefit) for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings.


                                                    Years ended December 31,
                                            ---------------------------------------
                                                1999          1998          1997
                                            -----------   -----------   -----------
     Income tax at the statutory rate......     (34.0)%        34.0%         34.0%
     Non-deductible expenses...............       3.5%          1.7%          1.2%
     Tax credits...........................      (7.6)%        (1.2)%          -
     Other, net............................        -           (0.7)%          -
                                            -----------   -----------   -----------
                                                 (38.1)%       33.8%         35.2%
                                            ===========   ===========   ===========


     The components of the deferred income tax assets and liabilities at December 31, 1999 and 1998, as presented in the Consolidated Balance Sheets, are as follows:

















                                     -36-

                                                 1999          1998
                                             -----------   -----------
     CURRENT ASSETS
       Compensation and benefits............ $   188,804   $    88,319
       Bad debt reserves....................     220,665        56,297
       Accrued gaming liabilities...........     253,508        71,406
       Accrued other liabilities............      47,594           -
       Alternative minimum tax credit.......     392,055       216,852
       Other tax credit.....................      72,000            -
                                             -----------   -----------
                                               1,174,626       432,874
     NONCURRENT ASSETS
       Net operating loss carryforward......     655,843           -
                                             -----------   -----------
         Deferred income tax asset           $ 1,830,469   $   432,874
                                             ===========   ===========

     NONCURRENT LIABILITIES
       Impairment of assets................. $  (170,196)  $   (70,195)
       Depreciation.........................  (2,874,121)   (1,900,810)
       Land basis...........................    (277,543)     (277,543)
                                             -----------   -----------
         Deferred income tax liability       $(3,321,860)  $(2,248,548)
                                             ===========   ===========


     SFAS No. 109 requires recognition of the future tax benefit of deferred tax assets to the extent realization of such benefits is "more likely than not," otherwise a valuation allowance is applied. Based on the operating history of the Company, management determined that the assets meet the "more likely than not" criteria and therefore no valuation allowance has been recognized as of December 31, 1999.

     As of December 31, 1999, the Company had a net operating loss carryforward available for Federal income tax purposes of approximately $1,929,000, which expires in 2019.


NOTE 6.  BENEFIT PLANS

     Self Insurance - The Company is self-insured for health care claims for eligible active employees. Benefit plan administrators assist the Company in determining its liability for self-insured claims, and such claims are not discounted. The Company is also self-insured for workman's compensation. Both plans limit the Company's maximum liability under stop-loss agreements with insurance companies. The maximum liability for health care claims under the stop-loss agreement is $50,000 as of November 1, 1999, and was $40,000 prior to that date. The maximum liability for workman's compensation under the stop-loss agreement is $300,000.









                                     -37-
     Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than statutory limits. The Company contributes twenty five cents for each dollar contributed by a participant, with a maximum contribution of 4% of a participant's compensation. The Company's matching contribution was approximately $21,770 in 1999, $19,300 in 1998, and $17,000 in 1997.

     Stock Option Plans - The Company maintains three stock option plans, consisting of the Directors' Stock Option Plan, the Executive Long-term Incentive Plan, and the Employee Stock Option Plan, which collectively provide for the granting of options to purchase up to 425,000 common shares. The exercise price of stock options granted under the plans is established by the respective plan committees, but the exercise price may not be less than the market price of the Company's common stock on the date the option is granted. Options expire five to ten years from the grant date.

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


                                                       Years ended December 31,
                                                ---------------------------------------
                                                   1999            1998          1997
                                                -----------   -----------   -----------
     Income (loss) before
      extraordinary item        As reported     $  (584,865)   $ 3,759,782   $ 3,710,148
                                Pro forma       $  (803,022)   $ 3,728,019   $ 3,515,191

     Net income (loss)          As reported     $  (584,865)   $ 3,759,782   $ 3,525,624
                                Pro forma       $  (803,022)   $ 3,728,019   $ 3,330,668

     Basic earnings (loss)
      per share before
      extraordinary item        As reported        $  (0.06)      $   0.40      $   0.39
                                Pro forma          $  (0.09)      $   0.40      $   0.37

     Basic earnings (loss)
      per share                 As reported        $  (0.06)      $   0.40      $   0.37
                                Pro forma          $  (0.09)      $   0.40      $   0.35

     Diluted earnings (loss)
      per share before
      extraordinary item        As reported        $  (0.06)      $   0.40      $   0.39
                                Pro forma          $  (0.09)      $   0.39      $   0.37

     Diluted earnings (loss)
      per share                 As reported        $  (0.06)      $   0.40      $   0.37
                                Pro forma          $  (0.09)      $   0.39      $   0.35




                                     -38-
     The fair value of the Company's stock options was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998, and 1997: dividend yield of 0.0% for all periods; expected volatility of 128.0%, 60.0%, and 35.0%, respectively; a weighted average risk free interest rate of 5.0%, 4.9%, and 6.6%, respectively; and an expected holding period of three to seven years.

     Presented below is a summary of the status of the Company's stock options and the related transactions.

                                                     Weighted Average
                                           Shares     Exercise Price
                                          --------   ----------------
     Outstanding at December 31, 1996....   31,700        $ 6.44
      Granted............................  233,700          3.21
      Exercised..........................      -              -
      Forfeited/expired..................   (2,500)        (2.88)
                                           -------         -----
     Outstanding at December 31, 1997....  262,900          3.60
      Granted............................   14,600          5.98
      Exercised..........................      -              -
      Forfeited/expired..................  (25,300)        (6.27)
                                           -------         -----
     Outstanding at December 31, 1998....  252,200          3.47
      Granted............................    4,800          5.50
      Exercised..........................       -             -
      Forfeited/expired..................  (60,100)        (5.93)
                                           -------         -----
     Outstanding at December 31, 1999....  196,900        $ 3.04
                                           =======         =====

     Weighted average fair value of
      options granted during 1999.........  $ 5.50
                                           =======
                             1998.........  $ 2.18
                                           =======
                             1997.........  $ 1.28
                                           =======



                                        Stock Options                Stock Options
                                         Outstanding                  Exercisable
                                   -------------------------   -------------------------
                                      Weighted   Weighted                      Weighted
                                      Average    Average                       Average
        Range of                    Contractual  Exercise                      Exercise
     Exercise Prices    Shares         Life       Price           Shares        Price
     ----------------   -------      --------    ---------        -------       --------
     $2.25 to $3.50     132,400        4.00        $ 2.82          52,400        $ 2.31
     $4.00 to $5.00      58,700        4.00        $ 5.13          52,400        $ 4.44
     $5.75 to $8.13       5,800        4.00        $ 5.97           7,300        $ 5.90
                        -------                                   -------
          Total         196,900                                   112,100
                        =======                                   =======




                                     -39-
NOTE 7.  COMMITMENTS AND CONTINGENCIES

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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on June 21, 2000.


ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on June 21, 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on June 21, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on June 21, 2000.













                                     -40-
                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements

             Included in Part II of this report:

             Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997.

             Consolidated Balance Sheets at December 31, 1999 and 1998.

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

             Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

             Notes to Consolidated Financial Statements.

          2. Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

     (b)     Reports on Form 8-K

             The Company filed a report on Form 8-K dated October 28, 1999 reporting a change in the Company's auditors.

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





                                     -41-
      3.04  Bylaws of Golden Road Motor Inn, Inc., adopted March 9, 1973 are incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16,
            Exhibit 3.04.

      4.01 Specimen Common Stock Certificate for the Common Stock of Monarch Casino & Resort, Inc. is incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16, Exhibit 4.01.

      4.02 Amended and Restated Monarch Casino & Resort, Inc. 1993 Directors' Stock Option Plan is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-022088) for the fiscal year ended December 31,1998, Item 14(c), Exhibit 4.02.

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




                                     -42-
     10.04 Term Loan Agreement, entered as of the 23rd day of July, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank National Association as Term Lender is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for fiscal quarter ended September 30, 1998,
            Item 6(a), Exhibit 10.01.

     10.05 Schedule to Master Loan Agreement, dated as of December 16, 1998; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1998, Item 14(c), Exhibit 10.05.

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



                                     -43-
     10.11 Nonstandardized 401(k) Plan Adoption Agreement between Monarch Casino & Resort, Inc. and Smith Barney Shearson dated November 7, 1995 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 10.21.

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

     10.14 Business Loan Agreement between Golden Road Motor Inn, Inc. and Colonial Bank, dated November 17, 1999; Promissory Note by Golden Road Motor Inn, Inc. in favor of Colonial Bank, dated November 17, 1999; Commercial Guaranty issued by John Farahi in favor of Colonial Bank, dated November 17, 1999; Commercial Guaranty issued by Bahram Farahi in favor of Colonial Bank, dated November 17, 1999; and Commercial Guaranty issued by Ben Farahi, dated
            November 17, 1999.

     10.15 Schedule to Master Loan Agreement, dated as of April 1, 1999; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender.

     10.16 Schedule to Master Loan Agreement, dated as of April 19, 1999; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender.

     10.17 Schedule to Master Loan Agreement, dated as of May 5, 1999; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender.

     10.18 Schedule to Master Loan Agreement, dated as of May 24, 1999; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender.



                                    -44-
     10.19 Schedule to Master Loan Agreement, dated as of June 23, 1999; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender.

     21.01 Amended and Restated List of Subsidiaries of Monarch Casino & Resort, Inc.

     27.01  Financial Data Schedule














































                                     -45-
                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)



Date: March 20, 2000                   By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature          Title                                   Date
     ------------------ -----------------------------------     ----
     /S/ JOHN FARAHI    Co-Chairman of the Board of Directors,  March 20, 2000
     ------------------ Chief Executive Officer (Principal
     John Farahi        Executive Officer) and Director

     /S/ BOB FARAHI     Co-Chairman of the Board of Directors,  March 20, 2000
     ------------------ President, and Director
     Bob Farahi

     /S/ BEN FARAHI     Co-Chairman of the Board of Directors,  March 20, 2000
     ------------------ Secretary, Treasurer, Chief Financial
     Ben Farahi         Officer (Principal Financial Officer
                        and Principal Accounting Officer) and
                        Director

     /S/ CRAIG. F.
         SULLIVAN       Director                                March 20, 2000
     ------------------
     Craig F. Sullivan

     /S/ RONALD R.
         ZIDECK         Director                                March 20, 2000
     ------------------
     Ronald R. Zideck

                                     -46-
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

      4.02  Amended and Restated Monarch Casino & Resort, Inc. 1993 Directors'
            Stock Option Plan is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-022088) for the fiscal year ended December 31,1998, Item 14(c), Exhibit 4.02.

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

                                     -47-
     10.03  Second Amendment to Construction and Reducing Revolving Credit
            Agreement, dated as of June 12, 1998, among Golden Road Motor Inn,
            Inc. as Borrower, Monarch Casino & Resort, Inc., John Farahi,
            Bahram Farahi, and Behrouz Farahi as guarantors, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders, Swingline Lender and L/C Issuer is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended June 30, 1998, Item 6(a), Exhibit 10.01.

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

     10.05  Schedule to Master Loan Agreement, dated as of December 16, 1998;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1998, Item 14(c), Exhibit
            10.05.

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


                                     -48-
     10.12  Recordkeeping Service Agreement between Monarch Casino & Resort,
            Inc. and Travelers Recordkeeping dated June 29, 1995 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 10.22.

     10.13  Trademark Agreement between Golden Road Motor Inn, Inc. and
            Atlantis Lodge, Inc., dated February 3, 1996 is incorporated herein by reference to the Company's Form 10-K report (SEC File
            0-22088) for the fiscal year ended December 31, 1995, Item
            14(a)(3), Exhibit 10.23.

     10.14  Business Loan Agreement between Golden Road Motor Inn, Inc. and ......... 50
            Colonial Bank, dated November 17, 1999; Promissory Note by Golden
            Road Motor Inn, Inc. in favor of Colonial Bank, dated November 17,
            1999; Commercial Guaranty issued by John Farahi in favor of
            Colonial Bank, dated November 17, 1999; Commercial Guaranty issued by Bahram Farahi in favor of Colonial Bank, dated November 17,
            1999; and Commercial Guaranty issued by Ben Farahi, dated
            November 17, 1999.

     10.15  Schedule to Master Loan Agreement, dated as of April 1, 1999; ........... 94
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender.

     10.16  Schedule to Master Loan Agreement, dated as of April 19, 1999; ..........113
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender.

     10.17  Schedule to Master Loan Agreement, dated as of May 5, 1999; ............132
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender.

     10.18  Schedule to Master Loan Agreement, dated as of May 24, 1999; ...........151
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender.

     10.19  Schedule to Master Loan Agreement, dated as of June 23, 1999; ..........170
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender.

     21.01  Amended and Restated List of Subsidiaries of Monarch Casino & ..........189
            Resort, Inc.

     27.01  Financial Data Schedule
