Form 10-Q
period 2000-03-31
MONARCH CASINO & RESORT INC
filed 2000-05-12
CIK 907242

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ___ NO ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 3, 2000, there were 9,436,275 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              MONARCH CASINO & RESORT, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended
                                                          March 31,
                                               ----------------------------
                                                    2000            1999
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Revenues
  Casino...................................... $ 14,048,729    $ 10,050,707
  Food and beverage...........................    6,775,376       4,561,487
  Hotel.......................................    4,109,261       2,362,892
  Other.......................................      809,776         633,056
                                               ------------    ------------
     Gross revenues...........................   25,743,142      17,608,142
  Less promotional allowances.................   (3,093,416)     (2,674,607)
                                               ------------    ------------
     Net revenues.............................   22,649,726      14,933,535
                                               ------------    ------------
Operating expenses
  Casino......................................    5,833,903       4,528,476
  Food and beverage...........................    4,251,636       2,530,308
  Hotel.......................................    1,616,464         707,598
  Other.......................................      307,076         216,772
  Selling, general and administrative.........    5,958,071       4,831,231
  Depreciation and amortization...............    2,499,755       1,177,944
                                               ------------    ------------
     Total operating expenses.................   20,466,905      13,992,329
                                               ------------    ------------
     Income from operations...................    2,182,821         941,206
                                               ------------    ------------
Other expense
  Interest expense............................    2,039,109         619,935
                                               ------------    ------------
     Total other expense......................    2,039,109         619,935
                                               ------------    ------------
     Income before income taxes...............      143,712         321,271
Provision for income taxes....................       50,508         109,232
                                               ------------    ------------
     Net Income...............................  $    93,204    $    212,039
                                               ============    ============

Income per share of common stock
  Net income
    Basic.....................................  $      0.01    $       0.02
    Diluted...................................  $      0.01    $       0.02

  Weighted average number of common
   shares and potential common
   shares outstanding
    Basic.....................................    9,436,275       9,436,275
    Diluted...................................    9,483,785       9,510,369


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.




                                     -2-
                               MONARCH CASINO & RESORT, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,     December 31,
                                                        2000            1999
                                                    ------------    ------------
                                                    (Unaudited)
ASSETS
Current assets
  Cash............................................  $  4,116,575    $  6,367,507
  Receivables, net................................     2,363,576       1,954,447
  Related party receivables.......................        84,432          83,205
  Inventories.....................................     1,253,822       1,456,602
  Prepaid expenses................................     1,953,381       1,600,249
  Prepaid federal income taxes....................       443,870         443,870
  Deferred income taxes...........................     1,278,795       1,174,626
                                                    ------------    ------------
     Total current assets.........................    11,494,451      13,080,506
                                                    ------------    ------------
Property and equipment
  Land............................................    10,339,530      10,339,530
  Land improvements...............................     3,077,298       3,034,095
  Buildings.......................................    78,712,595      78,432,078
  Furniture and equipment.........................    49,827,384      49,392,494
  Building improvements...........................     4,487,226       4,462,520
                                                    ------------    ------------
                                                     146,444,033     145,660,717
  Less accumulated depreciation and amortization..   (30,463,069)    (27,964,180)
                                                     ------------    ------------
     Net property and equipment...................   115,980,964     117,696,537
                                                    ------------    ------------
Other assets, net.................................       825,704         877,382
                                                    ------------    ------------
     Total assets.................................  $128,301,119    $131,654,425
                                                    ============    ============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.






















                                    -3-
                               MONARCH CASINO & RESORT, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,     December 31,
                                                       2000            1999
                                                    ------------    ------------
                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt............   $  7,425,206    $  7,333,921
  Accounts payable................................      5,138,143       7,238,084
  Accounts payable construction...................        310,488         942,264
  Accrued expenses................................      6,115,134       5,156,363
  Federal income taxes payable....................        283,622         213,686
                                                     ------------    ------------
     Total current liabilities....................     19,272,593      20,884,318

Long-term debt, less current maturities...........     80,315,983      82,235,509
Deferred income taxes.............................      2,750,758       2,666,017
Commitments and contingencies.....................

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.................             -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 outstanding..........................          95,363          95,363
  Additional paid-in capital......................      17,241,788      17,241,788
  Treasury stock..................................        (329,875)       (329,875)
  Retained earnings...............................       8,954,509       8,861,305
                                                      ------------    ------------
     Total stockholders' equity...................      25,961,785      25,868,581
                                                      ------------    ------------
     Total liabilities and stockholders' equity...    $128,301,119    $131,654,425
                                                      ============    ============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.






















                                     -4-
                           MONARCH CASINO & RESORT, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                   2000            1999
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $   93,204      $    212,039
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............  2,545,132         1,223,205
    Gain on disposal of assets................    (87,980)              -
    Deferred income taxes.....................    (19,428)          (37,738)
    (Increase) decrease in receivables, net...   (410,356)           56,424
    Decrease (increase) in inventories........    202,780           (83,249)
    (Increase) decrease in prepaid expenses...   (353,132)          439,981
    Decrease (increase) in other assets.......      5,435           (31,678)
    Decrease in accounts payable.............. (2,099,941)         (152,477)
    Increase in accrued expenses,
     and federal income taxes payable.........  1,028,707           700,310
                                               ------------    ------------
     Net cash provided by
      operating activities....................    904,421         2,326,817
                                               ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets................     87,980               -
  Acquisition of property and equipment.......   (759,263)      (17,741,284)
  (Decrease) increase in
   accounts payable construction..............   (631,776)            7,954
                                               ------------    ------------
     Net cash used in investing activities.... (1,303,059)      (17,733,330)
                                               ------------    ------------
Cash flows from financing activities:
  Proceeds from long-term debt................        -          15,795,368
  Principal payments on long-term debt........ (1,852,294)         (282,950)
                                               ------------    ------------
     Net cash (used in) provided
      by financing activities................. (1,852,294)       15,512,418
                                               ------------    ------------

     Net (decrease) increase in cash......... (2,250,932)          105,905

Cash at beginning of period...................  6,367,507         4,919,143
                                               ------------    ------------
Cash at end of period......................... $4,116,575      $  5,025,048
                                               ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest,
   net of capitalized interest................ $1,536,395      $    315,664
  Capitalized interest........................        -        $    529,224

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase
  of property and equipment in the
  following amounts........................... $   24,053      $    306,867

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.


                                     -5-
                        MONARCH CASINO & RESORT, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Monarch Casino & Resort, Inc. ("Monarch") was incorporated in 1993. Golden Road Motor Inn, Inc. ("Golden Road") operates the Atlantis Casino Resort (the "Atlantis"), a hotel/casino facility in Reno, Nevada and owns a
16-acre site adjacent to the Atlantis which is        .  Unless stated
otherwise, the "Company" refers collectively to Monarch and its wholly owned subsidiary, Golden Road.

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

Reclassifications

     Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on the Company's previously reported net income.

Related Party Receivables

     Receivables from officers, employees, or affiliated companies are primarily for banquet related services and are priced at the retail value of the goods or services provided.

NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements for the three month periods ended March 31, 2000 and March 31, 1999 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999. The results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other period.







                                     -6-
NOTE 3.     EARNINGS PER SHARE

     In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaces previously reported earnings per share with "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing reported net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options.
reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                   Three Months ended March 31,
                                -----------------------------------
                                      2000               1999
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,436    $0.01     9,436    $0.02
     Effect of dilutive
      stock options............     48       -         74      -
                                ------ ---------   ------ ---------
     Diluted...................  9,484    $0.01     9,510    $0.02
                                ====== =========    ====== ========

     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and their inclusion would be antidilutive:

                                  Three Months ended March 31,
                                  ----------------------------
                                      2000             1999
                                  -----------      -----------
Options to purchase shares of
 common stock (in thousands).....      19              2
Exercise prices.................. $5.25-$6.00      $  8.06
Expiration dates.................  6/03-2/10          6/99












                                     -7-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, and expansion of Indian casinos in California, Reno-area tourism conditions, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing), outcome of litigation, domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended March 31, 2000 and 1999

     For the three month period ended March 31, 2000, the Company had net income of $93 thousand, or $0.01 per share, on net revenues of $22.6 million, a decrease from net income of $212 thousand, or $.02 per share, on net revenues of $14.9 million for the three months ended March 31, 1999. Income from operations for the three months ended March 31, 2000 totaled $2.2 million, compared to $941 thousand for the same period in 1999. The Company's first quarter of 2000 net revenue represents a new first quarter record for the Company, but net income and earnings per share were negatively impacted primarily by construction disruption and start-up expenses related to the Company's Atlantis expansion project (the "Atlantis Expansion") due to a 112.2% increase in depreciation and amortization and a 228.9% increase in interest expense compared to last year's first quarter. and the absence of a major event comparable to the four month American Bowling Congress Tournament in 1999's first quarter results In the Reno area market, the January through March period encompassing the Company's first quarter has traditionally been marked by weather-related seasonality, with winter storms producing moderate to severe travel delays and difficulties for visitors to the region. The impact of the weather this year and the absence of a major event were relatively minor when compared to the negative impact that construction disruption and start-up expenses was relatively minor.
 The Company incurred ongoing expansion related expenses throughout the first quarter of 1999 with no meaningful offsetting revenues from new capacity coming on line. The Atlantis Expansion consists of the enclosed overhead "skywalk" structure connecting the Atlantis with its 16 acre site across South Virginia Street from the Atlantis (the "Skywalk") and a new 27- story hotel tower containing additional casino and public space (the "Hotel Tower Project"). The Company completed the Skywalk during the third week of March 1999 and began bringing on line certain areas of the Hotel Tower Project during April 1999. The remainder of the Hotel Tower Project will be phased in over a period ending sometime late in the quarter ending June 30, 1999.
     Casino revenues were up 39.8% in the first quarter of 2000 compared to the first quarter of 1999, reflecting increases in both slot and table game win. Slot revenues were up 41.0% in the first quarter of 2000 compared to the first quarter of 1999 due to an increase in the volume of slot machine play and an increase in the number of slot machines on average for the quarter. Table game revenue in the first quarter of 2000 increased 33.0% from the first quarter of 1999 due to an increase in table game drop and an increase in the number of table games on average for the quarter. Casino operating expenses amounted to 41.5% of casino revenues in the first quarter of 2000, compared to 45.1% in the first quarter of 1999, with the difference due primarily to a decrease in operating and complimentaries costs.




                                     -8-
     Food and beverage revenues increased   increased 48.5% in the first
quarter of 2000 compared to the first quarter of 1999 due primarily to the opening of two new restaurants, an additional beverage lounge, and expansion of the buffet. While food and beverage operating margins remained relatively
constant, reported food and beverage expenses amounted to    to 62.8% of food
and beverage revenues during the first quarter of 2000, an improvement from compared to 55.5% in the first quarter of 1999, which was primarily caused by classifying certain food and beverage costs in accordance with accounting requirements prescribed by the Securities and Exchange Commission.

     Hotel revenueswere essentially flat in the 2000 first quarter decreasing
increased     %73.9% from the 1999 first quarter, due to the opening of the new hotel tower with 385 rooms. The Atlantis' average daily room rate ("ADR") decreased was $50.67 in the first quarter of 2000 compared to $49.95 in the first quarter of 1999. Hotel operating expenses in the 2000 first quarter were 39.3% of hotel revenues, compared to 29.9% in the 1999 first quarter, as a result of increased payroll and operating costs for the expanded hotel in general and specifically for the new concierge tower.

     Other revenues increased     increased 27.9% in the 2000 first quarter
compared to the 1999 first quarter, primarily reflecting the opening of a logo
gift shop.  Other expenses in the 2000 first quarter amounted to     to 37.9%
of other revenues, compared to 34.2% in the 1999 first quarter as a result of higher gift shop operating costs and a decrease in the 2000 first quarter bad debt recoveries compared to the 1999 first quarter.

     Selling, general and administrative expenses amounted to     to 26.3% of
net revenues in the first quarter of 2000, compared to 32.4% in the first quarter of 1999. Thisincrease decrease is primarily due to higher personnel costs and higher economies of payroll and operating costs as a result of the expansion, whereby these costs did not increase as rapidly as revenues increased.


     Interest expense for the 2000 first quarter totaled $    $2.0
thousandmillion, an decrease increase of    of 228.9%, from $575 620 thousand
in the 1999 first quarter. The decrease increase reflects lower average interest rates on the Company's debt and the capitalization of certain interest costs in the 2000 period. the Company's increased debt due to the Atlantis expansion and an increase in interest rates. In the 2000 first quarter, the Company did not capitalize any interest costs; however, during the 1999 first quarter, $529 thousand in interest costs were capitalized.

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




                                   -9-
     The Company also believes that the legalization of unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key marketing areas, such as San Francisco or Sacramento, could have a material adverse effect on its business.

     The gaming industry represents a significant source of tax revenues to the State of Nevada. A recent proposal in Nevada would increase the tax on gaming revenues from 6.25% to 11.25%. If enacted, this proposal would have a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 2000, net cash provided by operating
activities totaled $    $904 millionthousand..  Net cash used in investing
activities for the same period totaled $1.3    million, which consisted
primarily of acquisitions of property and equipment at the Atlantis.  Net cash
used for financing activities totaled $    $1.9 million as the Company used
funds to fund the costs of the Atlantis Expansionreduce long-term debt. As a result, at March 31, 2000, the Company had cash of $ $4.1 million, compared to $5.06.4 million at December 31, 1999.

     The Company has an $80 million construction and reducing revolving credit facility with a group of banks (the "Credit Facility"). The principal terms of the Credit Facility are summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 19981999. At March 31, 2000, the
outstanding balance of the Credit Facility was $     $79.3 million.

          The Company also has available a second bank credit facility on which it may borrow up to $4.5 million. The principal terms of this second bank credit facility are also summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. At March 31, 2000, the
outstanding balance on this second bank credit facility was $    thousand.
In addition to the potential funding requirements associated with the Atlantis Expansion, tThe Company continues to monitor expansion and development opportunities at its other Reno site and elsewhere in Nevada and in other jurisdictions. The decision by the Company to proceed with any substantial project will require the Company to secure adequate financing on acceptable terms. No assurances can be made that if such projects are pursued that adequate financing would be available on acceptable terms, if at all.

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


                         PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

             Exhibit No.     Description
             -----------     -----------

             27.01           Financial Data Schedule

     (b)     Reports on Form 8-K

             None.











































                                      -11-
                                  SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)

Date:  May 11, 2000                    By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)







































                                     -12-
                                EXHIBIT INDEX

Exhibit No.            Description                    Page No.
-----------            -----------                    --------

27.01                  Financial Data Schedule