Form 10-Q/A
period 2000-03-31
MONARCH CASINO & RESORT INC
filed 2000-05-25
CIK 907242

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended March 31, 2000 and 1999

     For the three month period ended March 31, 2000, the Company had net income of $93 thousand, or $0.01 per share, on net revenues of $22.6 million, a decrease from net income of $212 thousand, or $.02 per share, on net revenues of $14.9 million for the three months ended March 31, 1999. Income from operations for the three months ended March 31, 2000 totaled $2.2 million, compared to $941 thousand for the same period in 1999. The Company's first quarter of 2000 net revenue represents a new first quarter record for the Company, but net income and earnings per share were negatively impacted primarily due to a 112.2% increase in depreciation and amortization and a 228.9% increase in interest expense compared to last year's first quarter. In the Reno area market, the January through March period encompassing the Company's first quarter has traditionally been marked by weather-related seasonality, with winter storms producing moderate to severe travel delays and difficulties for visitors to the region. The impact of the weather this year was relatively minor.

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




                                     -8-
     Food and beverage revenues increased 48.5% in the first quarter of 2000 compared to the first quarter of 1999 due primarily to the opening of two new restaurants, an additional beverage lounge, and expansion of the buffet. While food and beverage operating margins remained relatively constant, reported food and beverage expenses amounted to 62.8% of food and beverage revenues during the first quarter of 2000, compared to 55.5% in the first quarter of 1999, which was primarily caused by classifying certain food and beverage costs in accordance with accounting requirements prescribed by the Securities and Exchange Commission.

     Hotel revenues increased 73.9% from the 1999 first quarter, due to the opening of the new hotel tower with 385 rooms. The Atlantis' average daily room rate ("ADR") was $50.67 in the first quarter of 2000 compared to $49.95 in the first quarter of 1999. Hotel operating expenses in the 2000 first quarter were 39.3% of hotel revenues, compared to 29.9% in the 1999 first quarter, as a result of increased payroll and operating costs for the expanded hotel in general and specifically for the new concierge tower.

     Other revenues increased 27.9% in the 2000 first quarter compared to the 1999 first quarter, primarily reflecting the opening of a logo gift shop. Other expenses in the 2000 first quarter amounted to 37.9% of other revenues, compared to 34.2% in the 1999 first quarter as a result of higher gift shop operating costs and a decrease in the 2000 first quarter bad debt recoveries compared to the 1999 first quarter.

     Selling, general and administrative expenses amounted to 26.3% of net revenues in the first quarter of 2000, compared to 32.4% in the first quarter of 1999. This decrease is primarily due to economies of payroll and operating costs as a result of the expansion, whereby these costs did not increase as rapidly as revenues increased.

     Interest expense for the 2000 first quarter totaled $2.0 million, an increase of 228.9%, from $620 thousand in the 1999 first quarter. The increase reflects the Company's increased debt due to the Atlantis expansion and an increase in interest rates. In the 2000 first quarter, the Company did not capitalize any interest costs; however, during the 1999 first quarter, $529 thousand in interest costs were capitalized.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 2000, net cash provided by operating activities totaled $904 thousand. Net cash used in investing activities for the same period totaled $1.3 million, which consisted primarily of acquisitions of property and equipment at the Atlantis. Net cash used for financing activities totaled $1.9 million as the Company used funds to reduce long-term debt. As a result, at March 31, 2000, the Company had cash of $4.1 million, compared to $6.4 million at December 31, 1999.

     The Company has an $80 million construction and reducing revolving credit facility with a group of banks (the "Credit Facility"). The principal terms of the Credit Facility are summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. At March 31, 2000, the outstanding balance of the Credit Facility was $79.3 million.

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














                                      -10-
                         PART II.  OTHER INFORMATION

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


                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)

Date:  May 25, 2000                    By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)







































                                     -12-
                                EXHIBIT INDEX

Exhibit No.            Description                    Page No.
-----------            -----------                    --------

27.01                  Financial Data Schedule

















































                                     -13-