Form 10-Q
period 2000-06-30
MONARCH CASINO & RESORT INC
filed 2000-08-14
CIK 907242

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      or

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

As of July 31, 2000, there were 9,436,275 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

                       PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                        Three Months Ended             Six Months Ended
                                              June 30,                     June 30,
                                    --------------------------    --------------------------
                                         2000          1999          2000           1999
                                    ------------  ------------    ------------  ------------
                                     (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
Revenues
  Casino........................... $ 15,501,459  $ 11,827,740    $ 29,550,188  $ 21,878,446
  Food and beverage................    7,400,521     5,802,959      14,175,898    10,364,446
  Hotel............................    4,642,868     3,415,218       8,752,129     5,778,110
  Other............................      896,375       666,772       1,706,151     1,299,828
                                    ------------  ------------    ------------  ------------
     Gross revenues................   28,441,223    21,712,689      54,184,366    39,320,830
  Less promotional allowances......   (3,462,731)   (3,134,502)     (6,556,147)   (5,809,109)
                                    ------------  ------------    ------------  ------------
     Net revenues..................   24,978,492    18,578,187      47,628,219    33,511,721
                                    ------------  ------------    ------------  ------------
Operating expenses
  Casino...........................    6,386,124     5,091,534      12,220,027     9,620,009
  Food and beverage................    4,585,251     3,632,785       8,836,887     6,163,093
  Hotel............................    1,608,437       950,546       3,224,901     1,658,144
  Other............................      357,119       282,268         664,195       499,040
  Selling, general and
   administrative..................    6,068,891     5,548,029      12,026,962    10,379,260
  Depreciation and amortization....    2,518,646     1,555,122       5,018,401     2,733,066
                                    ------------  ------------    ------------  ------------
     Total operating expenses......   21,524,468    17,060,284      41,991,373    31,052,612
                                    ------------  ------------    ------------  ------------
     Income from operations........    3,454,024     1,517,903       5,636,846     2,459,109
                                    ------------  ------------    ------------  ------------
Other expense
  Interest expense.................    2,178,903       920,265       4,218,012     1,540,200
                                    ------------  ------------    ------------  ------------
     Total other expenses..........    2,178,903       920,265       4,218,012     1,540,200
                                    ------------  ------------    ------------  ------------
     Income before income taxes....    1,275,121       597,638       1,418,834       918,909
Provision for income taxes.........      445,301       203,197         495,809       312,429
                                    ------------  ------------    ------------  ------------
     Net income.................... $    829,820  $    394,441    $    923,025  $    606,480
                                    ============  ============    ============  ============

Income per share of common stock
  Net income
    Basic.......................... $       0.09  $       0.04    $       0.10  $       0.06
    Diluted........................ $       0.09  $       0.04    $       0.10  $       0.06

  Weighted average number of common
   shares and potential common
   shares outstanding
    Basic..........................    9,436,275     9,436,275       9,436,275     9,436,275
    Diluted........................    9,478,796     9,493,765       9,481,390     9,497,903

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.





                                    -2-
                        MONARCH CASINO & RESORT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30,    December 31,
                                                              2000            1999
                                                         ------------    ------------
                                                          (Unaudited)
ASSETS
Current assets
  Cash................................................. $   3,903,609    $   6,367,507
  Receivables, net.....................................     3,258,471        1,954,447
  Related party receivables............................        59,773           83,205
  Inventories..........................................     1,233,955        1,456,602
  Prepaid expenses.....................................     2,049,791        1,600,249
  Prepaid federal income taxes ........................       443,870          443,870
  Deferred income taxes................................     1,602,772        1,174,626
                                                        -------------     ------------
     Total current assets..............................    12,552,241       13,080,506
                                                        -------------     ------------
Property and equipment
  Land.................................................    10,339,530       10,339,530
  Land improvements....................................     3,074,414        3,034,095
  Buildings............................................    78,785,911       78,432,078
  Furniture and equipment..............................    50,332,559       49,392,494
  Building improvements................................     4,515,799        4,462,520
                                                        -------------     ------------
                                                          147,048,213      145,660,717
  Less accumulated depreciation and amortization.......   (32,980,850)     (27,964,180)
                                                        -------------     ------------
                                                          114,067,363      117,696,537
  Construction in progress.............................       419,042              -
                                                        -------------     ------------
     Net property and equipment........................   114,486,405      117,696,537
                                                        -------------     ------------
Other assets, net......................................       774,026          877,382
                                                        -------------     ------------
     Total assets...................................... $ 127,812,672    $ 131,654,425
                                                        =============     ============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.




















                                    -3-
                        MONARCH CASINO & RESORT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30,    December 31,
                                                              2000            1999
                                                         ------------    ------------
                                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt................. $   8,287,476     $  7,333,921
  Accounts payable.....................................     5,797,581        7,238,084
  Accounts payable-construction........................       496,557          942,264
  Accrued expenses.....................................     5,241,093        5,156,363
  Federal income taxes payable.........................       580,080          213,686
                                                        -------------     ------------
     Total current liabilities.........................    20,402,787       20,884,318

Long-term debt, less current maturities................    77,394,700       82,235,509
Deferred income taxes..................................     3,223,579        2,666,017
Commitments and contingencies..........................

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued......................           -                -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 outstanding...............................        95,363           95,363
  Additional paid-in capital...........................    17,241,788       17,241,788
  Treasury stock.......................................      (329,875)        (329,875)
  Retained earnings....................................     9,784,330        8,861,305
                                                        -------------     ------------
     Total stockholders' equity........................    26,791,606       25,868,581
                                                        -------------     ------------
     Total liabilities and stockholders' equity........  $127,812,672     $131,654,425
                                                        =============     ============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.





















                                  -4-
                        MONARCH CASINO & RESORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six Months Ended
                                                                    June 30,
                                                         ----------------------------
                                                              2000            1999
                                                         ------------    ------------
                                                          (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income............................................ $    923,025    $    606,480
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.......................    5,109,154       2,823,559
    Gain on disposal of assets..........................      (87,980)         (5,294)
    Deferred income taxes...............................      129,416         (97,143)
    Increase in receivables, net........................   (1,280,592)       (311,759)
    Decrease (increase) in inventories..................      222,647        (435,245)
    (Increase) decrease in prepaid expenses.............     (449,542)        352,707
    Decrease in other assets............................       10,872          19,228
    (Decrease) increase in accounts payable.............   (1,440,503)      1,543,214
    Increase (decrease) in accrued expenses,
      and federal income taxes..........................      451,124        (203,754)
                                                         ------------    ------------
     Net cash provided by operating activities..........    3,587,621       4,291,993
                                                         ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets..........................       87,980          11,268
  Acquisition of property and equipment.................   (1,670,529)    (24,876,590)
  Decrease in accounts payable construction.............     (445,707)     (2,056,375)
                                                         ------------    ------------
     Net cash used in investing activities..............   (2,028,256)    (26,921,697)
                                                         ------------    ------------
Cash flows from financing activities:
  Proceeds from long-term debt..........................          -        23,249,498
  Principal payments on long-term debt..................   (4,023,263)       (746,082)
                                                         ------------    ------------
     Net cash (used in) provided by
      financing activities..............................   (4,023,263)     22,503,416
                                                         ------------    ------------

     Net decrease in cash...............................   (2,463,898)       (126,288)

Cash at beginning of period.............................    6,367,507       4,919,143
                                                         ------------    ------------
Cash at end of period................................... $  3,903,609    $  4,792,855
                                                         ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest,
   net of capitalized interest.......................... $  4,101,751    $  1,642,151
  Capitalized interest.................................. $        -      $  1,090,428

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts............... $    136,009    $  6,425,760

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.





                                    -5-
                       MONARCH CASINO & RESORT, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Monarch Casino & Resort, Inc. ("Monarch") was incorporated in 1993. Monarch's wholly-owned subsidiary, Golden Road Motor Inn, Inc. ("Golden Road"), owns and operates the Atlantis Casino Resort (the "Atlantis"), a hotel/casino facility in Reno, Nevada. Unless stated otherwise, "Monarch" or the "Company" refers to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.

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

NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements for the three month and six month periods ended June 30, 2000 and June 30, 1999 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999. The results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other period.







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

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):


                                    Three Months ended June 30,
                                -----------------------------------
                                      2000               1999
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,436    $0.09     9,436    $0.04
     Effect of dilutive
      stock options............     43       -         58      -
                                ------   -------   ------   -------
     Diluted...................  9,479    $0.09     9,494    $0.04
                                ======   =======   ======   =======

                                     Six Months ended June 30,
                                -----------------------------------
                                      2000               1999
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,436    $0.10     9,436    $0.06
     Effect of dilutive
      stock options............     45       -         62      -
                                ------   ------    ------   ------
     Diluted...................  9,481    $0.10     9,498    $0.06
                                ======   ======    ======   ======

     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and their inclusion would be antidilutive.






                                    -7-

                                   Three Months ended June 30,
                                  ----------------------------
                                      2000             1999
                                  -----------      -----------
Options to purchase shares of
 common stock (in thousands).....      19                -
Exercise prices.................. $5.25-$6.00            -
Expiration dates.................  6/03-2/10             -

                                    Six Months ended June 30,
                                  ----------------------------
                                      2000             1999
                                  -----------      -----------
Options to purchase shares of
 common stock (in thousands).....      19                -
Exercise prices.................. $5.25-$6.00            -
Expiration dates.................  6/03-2/10             -





































                                    -8-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended June 30, 2000 and 1999

     For the three month period ended June 30, 2000, the Company earned $830 thousand, or $0.09 per share, on net revenues of $25.0 million, compared to earnings of $394 thousand, or $0.04 per share, on net revenues of $18.6 million for the three months ended June 30, 1999. Income from operations for the three months ended June 30, 2000 totaled $3.5 million, compared to $1.5 million for the 1999 second quarter. Net revenues for the second quarter of 2000 represents a new second quarter record for the Company, but net income and earnings per share were negatively impacted primarily due to a 62.0% increase in depreciation and amortization and a 136.8% increase in interest expense when compared to last year's second quarter, both as a direct result of the Atlantis expansion.

     Casino revenues totaled $15.5 million in the second quarter of 2000, an increase of 31.1% from $11.8 million in the 1999 second quarter, reflecting increases in both slot and table game win. Slot revenues were up 23.4% in the second quarter of 2000 compared to the second quarter of 1999 due to an increase in the volume of slot machine play and an increase in the average number of slot machines for the quarter. Table game revenue for the three months ended June 30, 2000 increased 57.0% compared to the same period in 1999, primarily due to an increase in table game drop and an increase in the average number of table games for the quarter. Casino operating expenses amounted to 41.2% of casino revenues in the 2000 second quarter, compared to 43.0% in the 1999 second quarter, primarily due to a decrease in operating costs.

     Food and beverage revenues for the 2000 second quarter totaled $7.4 million, an increase of 27.5% from $5.8 million in the 1999 second quarter, due primarily to the operation of one new restaurant, an additional beverage lounge, expansion of the buffet, and an increase in the hotel guest traffic



                                     -9-
created by the new hotel rooms. Food and beverage operating expenses remained relatively constant as a percent of food and beverage revenue at 62.0% in the 2000 second quarter compared to 62.6% in the second quarter of 1999.

     Hotel revenues increased 35.9% to $4.6 million from the 1999 second quarter, as a result of opening 385 new hotel tower rooms, a slight decrease in the average daily room rate, and an occupancy rate increase. The Atlantis' average daily room rate ("ADR") was $51.73 for the 2000 second quarter compared to $52.45 in the second quarter of 1999. The Atlantis experienced an occupancy rate of 96.7% during the 2000 second quarter, up from an occupancy rate of 90.8% during the same period last year. Hotel operating expenses in the 2000 second quarter were 34.6% of hotel revenues, compared to 27.8% in the 1999 second quarter, as a result of increased payroll and operating costs for the hotel expansion, including the new concierge tower rooms.

     Other revenues totaled $896 thousand in the second quarter of 2000, up 34.4% from $667 thousand in the second quarter of 1999, primarily reflecting the opening of a logo gift shop. Other expenses in the 2000 second quarter were 39.8% of other revenues, compared to 42.3% in the 1999 second quarter.

     Selling, general and administrative expenses were $6.1 million in the 2000 second quarter or 24.3% of net revenues, compared to $5.5 million or 29.9% of net revenues in the second quarter of 1999. The decrease in these expenses as a percentage of revenue reflects the fact that certain payroll and operating costs have not increased to the same extent as revenues have increased, thereby resulting in certain economies of scale from the expansion.

     Interest expense for the 2000 second quarter totaled $2.2 million, an increase of 136.8% from $920 thousand in the second quarter of 1999. The increase reflects the Company's increased debt incurred in connection with the Atlantis expansion and an increase in interest rates. Because the Atlantis expansion was in operation in the second quarter of 2000, the Company did not capitalize any interest costs; however, during the 1999 second quarter, while construction was still in progress, $561 thousand in interest costs were capitalized.

Comparison of Operating Results for the Six Month
  Periods Ended June 30, 2000 and 1999

     For the six months ended June 30, 2000, the Company earned $923 thousand, or $0.10 per share, on net revenues of $47.6 million, compared to earnings of $606 thousand, or $0.06 per share, on net revenues of $33.5 million during the six months ended June 30, 1999. Operating income for the 2000 six month period totaled $5.6 million, compared to $2.5 million for the same period in 1999. Net revenues for the six months ended June 30, 2000 represents a new record for the Company, but net income and earnings per share were negatively impacted primarily due to an 83.6% increase in depreciation and amortization and a 173.9% increase in interest expense when compared to last year's six month period.

     Casino revenues for the first six months of 2000 totaled $29.6 million, a 35.1% increase from $21.9 million for the first six months of 1999, reflecting increases in both slot and table game win. Slot revenues were up 31.5% in the first six months of 2000 compared to the first six months of

                                    -10-
1999 due to an increase in the volume of slot machine play and an increase in the average number of slot machines for the six month period. Table game revenue for the six months ended June 30, 2000 increased 45.7% compared to the same period in 1999, primarily due to an increase in table game drop and an increase in the average number of table games for the six month period. Casino operating expenses amounted to 41.4% of casino revenues for the six months ended June 30, 2000, compared to 44.0% for the same period in 1999, primarily due to a decrease in operating costs.

     Food and beverage revenues totaled $14.2 million for the six months ended June 30, 2000, an increase of 36.8% from the $10.4 million for the six months ended June 30, 1999, due primarily to the addition of two new restaurants, an additional beverage lounge, expansion of the buffet, and an increase in the number of hotel guests in the newly expanded hotel. While food and beverage operating margins remained relatively constant, reported food and beverage expenses amounted to 62.3% of food and beverage revenues during the 2000 six month period, compared to 59.5% for the same period in 1999, which was primarily caused by classifying certain food and beverage costs in accordance with accounting requirements prescribed by the Securities and Exchange Commission.

     Hotel revenues for the first six months of 2000 increased 51.5% to a total of $8.8 million, up from $5.8 million for the first six months of 1999. The increase reflects a 45.6% increase in room nights available in the first six month period of 2000 compared to the same period for 1999 and an increased occupancy rate. The Atlantis experienced a 91.6% occupancy rate during the 2000 six month period, compared to 89.1% for the same period in 1999. The average daily room rate ("ADR") was $51.23 for the six month period in 2000, down only slightly compared to $51.39 for the same period in 1999. Hotel operating expenses in the first six months of 2000 were 36.8% of hotel revenues, compared to 28.7% for the same period in 1999. This increase in operating expenses as a percentage of hotel revenues resulted from increased payroll and operating costs for the expanded hotel and additional amenities.

     Other revenues were $1.7 million for the six months ended June 30, 2000, an increase of 31.3% from $1.3 million in the same period in 1999, reflecting the opening of a logo gift shop. Other expenses as a percentage of revenue remained fairly constant at 38.9% and 38.4% for the six month periods ended June 30, 2000 and 1999, respectively.

     Selling, general and administrative expenses were $12.0 million in the first six months of 2000, or 25.3% of net revenues, compared to $10.4 million or 31.0% of net revenues in the first six months of 1999. The decrease in these expenses as a percentage of revenue reflects the fact that certain payroll and operating costs have not increased to the same extent as revenues have increased, thereby resulting in certain economies of scale from the expansion.

     Interest expense for the first six months of 2000 totaled $4.2 million, an increase of 173.9%, compared to $1.5 million for the same period one year earlier. The increase reflects the Company's increased debt due to the Atlantis expansion and an increase in interest rates. Because the Atlantis expansion was in operation in the first six months of 2000, the Company did not capitalize any interest costs; however, during the first six months of 1999, while construction was still in progress, $1.1 million in interest costs were capitalized.

                                    -11-
OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

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

     The Company also believes that unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key marketing areas, such as San Francisco or Sacramento, could have a material adverse effect on its business.

     The gaming industry represents a significant source of tax revenues to the State of Nevada. A recent proposal in Nevada, which is currently under discussion, would increase the tax on gaming revenues from 6.25% to 11.25%. If enacted, this proposal would have a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 2000, net cash provided by operating activities totaled $3.6 million. Net cash used in investing activities for the same period totaled $2.0 million, which consisted primarily of acquisitions of property and equipment at the Atlantis. Net cash used in financing activities totaled $4.0 million as the Company used funds to reduce long-term debt. As a result, at June 30, 2000, the Company had cash of $3.9 million, compared to $6.4 million at December 31, 1999.

     The Company has an $80 million construction and reducing revolving credit facility with a group of banks (the "Credit Facility"). The principal terms of the Credit Facility are summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. At June 30, 2000, the outstanding balance of the Credit Facility was $77.9 million.

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

     The Company believes that its existing cash balances, cash flow from operations and borrowings available under the Credit Facility will provide the Company with sufficient resources to fund its operations, meet its existing debt obligations and fund its capital expenditure requirements; however, the Company's operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could

                                   -12-
be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.


                       PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 21, 2000, the Company conducted its annual meeting of stockholders in Reno, Nevada, in which the only action taken was the election of directors whose term expired in 2000. The results were as follows:


                                               Votes Cast
                                          --------------------
                                                    Against or
             Name of Director Elected        For     Withheld
             ------------------------     --------------------
             John Farahi                    9,349,688   14,750
             Ronald R. Zideck               9,349,688   14,750
             Craig F. Sullivan              9,349,688   14,750

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits
             Exhibit No.          Description
             -----------          -----------

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




                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)



Date: August 11, 2000                  By:  /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)



































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