Form 10-Q
period 2000-09-30
MONARCH CASINO & RESORT INC
filed 2000-11-14
CIK 907242

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2000

                                      or

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

     As of November 9, 2000, there were 9,436,275 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.




                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            Three Months Ended            Nine Months Ended
                                               September 30,                September 30,
                                        --------------------------    --------------------------
                                             2000          1999           2000          1999
                                        ------------  ------------    ------------  ------------
                                         (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
Revenues
  Casino............................... $15,848,849   $ 13,744,711    $45,399,037   $ 35,623,157
  Food and beverage....................   8,116,661      7,467,982     22,292,559     17,832,428
  Hotel................................   5,604,076      5,054,669     14,356,205     10,832,779
  Other................................     968,159        829,793      2,674,310      2,129,621
                                        -----------   ------------    -----------   ------------
     Gross revenues....................  30,537,745     27,097,155     84,722,111     66,417,985
  Less promotional allowances..........  (3,959,558)    (3,538,745)   (10,515,705)    (9,347,854)
                                        -----------   ------------    -----------   ------------
     Net revenues......................  26,578,187     23,558,410     74,206,406     57,070,131
                                        -----------   ------------    -----------   ------------
Operating expenses
  Casino...............................   6,960,454      5,945,758     19,180,481     15,565,767
  Food and beverage....................   5,010,792      4,907,518     13,847,679     11,070,611
  Hotel................................   1,737,449      1,400,690      4,962,350      3,058,834
  Other................................     371,929        322,388      1,036,124        821,428
  Selling, general and administrative..   6,930,928      6,398,733     18,957,890     16,777,993
  Depreciation and amortization........   2,555,859      1,668,726      7,574,260      4,401,792
                                        -----------   ------------    -----------   ------------
     Total operating expenses..........  23,567,411     20,643,813     65,558,784     51,696,425
                                        -----------   ------------    -----------   ------------
     Income from operations............   3,010,776      2,914,597      8,647,622      5,373,706
                                        -----------   ------------    -----------   ------------
Other expense
  Interest expense, net................   2,140,797      1,780,613      6,358,809      3,320,813
                                        -----------   ------------    -----------   ------------
     Total other expense...............   2,140,797      1,780,613      6,358,809      3,320,813
                                        -----------   ------------    -----------   ------------
     Income before income taxes........     869,979      1,133,984      2,288,813      2,052,893
Provision for income taxes.............     287,705        385,555        783,514        697,984
                                        -----------   ------------    -----------   ------------
     Net Income........................ $   582,274   $    748,429    $ 1,505,299   $  1,354,909
                                        ===========   ============    ===========   ============

Income per share of common stock
  Net income
    Basic.............................. $      0.06   $       0.08    $      0.16   $       0.14
    Diluted............................ $      0.06   $       0.08    $      0.16   $       0.14

  Weighted average number of common
   shares and potential common
   shares outstanding
    Basic..............................   9,436,275      9,436,275      9,436,275      9,436,275
    Diluted............................   9,481,878      9,503,403      9,479,076      9,500,346

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30,    December 31,
                                                              2000            1999
                                                        --------------   -------------
                                                          (Unaudited)
ASSETS
Current assets
  Cash................................................. $   6,533,089   $   6,367,507
  Receivables, net.....................................     3,515,824       1,954,447
  Federal income tax refund receivable.................       280,000             -
  Related party receivables............................        64,310          83,205
  Inventories..........................................     1,143,300       1,456,602
  Prepaid expenses.....................................     1,797,701       1,600,249
  Prepaid federal income taxes ........................           -           443,870
  Deferred income taxes................................     1,475,380       1,174,626
                                                        -------------    ------------
     Total current assets..............................    14,809,604      13,080,506
                                                        -------------    ------------
Property and equipment
  Land.................................................    10,339,530      10,339,530
  Land improvements....................................     3,066,402       3,034,095
  Buildings............................................    78,944,938      78,432,078
  Building improvements................................     4,687,778       4,462,520
  Furniture and equipment..............................    50,749,060      49,392,494
                                                        -------------    ------------
                                                          147,787,708     145,660,717
  Less accumulated depreciation and amortization.......   (35,517,254)    (27,964,180)
                                                        -------------    ------------
                                                          112,270,454     117,696,537
  Construction in progress.............................        72,963             -
                                                        -------------    ------------
     Net property and equipment........................   112,343,417     117,696,537
                                                        -------------    ------------
Other assets, net......................................       722,349         877,382
                                                        -------------    ------------
     Total assets...................................... $ 127,875,370   $ 131,654,425
                                                        =============   =============

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30,    December 31,
                                                              2000            1999
                                                        --------------   -------------
                                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt................. $   7,954,177   $   7,333,921
  Accounts payable.....................................     6,552,672       7,238,084
  Accounts payable construction........................        37,564         942,264
  Accrued expenses.....................................     6,565,976       5,156,363
  Federal income taxes payable.........................       249,818         213,686
                                                        -------------    ------------
     Total current liabilities.........................    21,360,207      20,884,318

Long-term debt, less current maturities................    75,591,000      82,235,509
Deferred income taxes..................................     3,550,283       2,666,017
Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued......................           -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 outstanding...............................        95,363          95,363
  Additional paid-in capital...........................    17,241,788      17,241,788
  Treasury stock.......................................      (329,875)       (329,875)
  Retained earnings....................................    10,366,604       8,861,305
                                                        -------------    ------------
     Total stockholders' equity........................    27,373,880      25,868,581
                                                        -------------    ------------
     Total liabilities and stockholders' equity........ $ 127,875,370   $ 131,654,425
                                                        =============   =============

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
               CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS

                                                               Nine Months Ended
                                                                 September 30,
                                                         ----------------------------
                                                              2000            1999
                                                         ------------    ------------
                                                          (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income............................................ $  1,505,299    $  1,354,907
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.......................    7,710,391       4,542,584
    Gain on disposal of assets..........................      (89,995)        (15,044)
    Increase in deferred income taxes...................      583,512         137,719
    Increase in receivables, net........................   (1,822,482)       (995,505)
    Decrease (increase) in inventories..................      313,302        (633,137)
    Decrease in prepaid expenses........................      246,418         298,671
    Decrease (increase) in other assets.................       16,306         (22,053)
    (Decrease) increase  in accounts payable............     (685,412)      2,041,371
    Increase in accrued expenses and
     federal income taxes payable.......................    1,445,745         826,719
                                                         ------------    ------------
     Net cash provided by operating activities..........    9,223,084       7,536,232
                                                         ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets..........................      240,023          21,018
  Acquisition of property and equipment.................   (2,018,065)    (28,763,396)
  Decrease in accounts payable construction.............     (904,700)     (3,887,148)
                                                         ------------    ------------
     Net cash used in investing activities..............   (2,682,742)    (32,629,526)
                                                         ------------    ------------
Cash flows from financing activities:
  Proceeds from long-term debt..........................          -        27,492,634
  Principal payments on long-term debt..................   (6,374,760)     (1,496,268)
                                                         ------------    ------------
     Net cash (used in) provided by
       financing activities.............................   (6,374,760)     25,996,366
                                                         ------------    ------------

     Net increase in cash...............................      165,582         903,072

Cash at beginning of period.............................    6,367,507       4,919,143
                                                         ------------    ------------
Cash at end of period................................... $  6,533,089    $  5,822,215
                                                         ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest,
   net of capitalized interest.......................... $  5,932,562    $  3,352,036
  Capitalized interest..................................          -         1,090,428
  Cash paid for income taxes............................          -               -

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts............... $    350,507    $  6,847,232

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

Reclassifications

     Certain amounts in the 1999 condensed consolidated financial statements have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on the Company's previously reported net income.

Related Party Receivables

     Receivables from officers, employees, or affiliated companies are primarily for banquet related services and are priced at the retail value of the goods or services provided.

NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements for the three month and nine month periods ended September 30, 2000 and September 30, 1999 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999. The results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other period.

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

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                 Three Months ended September 30,
                                -----------------------------------
                                      2000               1999
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic..................... 9,436   $  0.06    9,436   $  0.08
     Effect of dilutive
      stock options............    46        -        67        -
                                -----    ------    -----    ------
     Diluted................... 9,482   $  0.06    9,503   $  0.08
                               ======   =======   ======   =======

                                  Nine Months ended September 30,
                                -----------------------------------
                                      2000               1999
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic..................... 9,436   $  0.16    9,436   $  0.14
     Effect of dilutive
      stock options............    43        -        64        -
                                -----    ------    -----    ------
     Diluted................... 9,479   $  0.16    9,500   $  0.14
                               ======   =======   ======   =======

     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and their inclusion would be antidilutive.

                                  Three Months ended September 30,
                                -----------------------------------
                                      2000               1999
                                ----------------   ----------------
Options to purchase shares of
  common stock (in thousands)...      16                  10
Exercise prices................. $5.50-$6.00            $7.56
Expiration dates................  6/03-2/10              7/09

                                  Nine Months ended September 30,
                                -----------------------------------
                                      2000               1999
                                ----------------   ----------------
Options to purchase shares of
  common stock (in thousands)...      24                  10
Exercise prices................. $5.25-$6.00            $7.56
Expiration dates................  6/03-2/10              7/09

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending, and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, and expansion of Indian casinos in California, Reno-area tourism conditions, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing), outcome of litigation, domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended September 30, 2000 and 1999

     For the three month period ended September 30, 2000, the Company earned $582 thousand, or $0.06 per share, on net revenues of $26.6 million, compared to earnings of $748 thousand, or $0.08 per share, on net revenues of $23.6 million for the three months ended September 30, 1999. The Company's income from operations totaled $3.0 million in the 2000 third quarter, compared to $2.9 million in the 1999 third quarter. Net revenues for the third quarter constitute a new third quarter record for the Company; however, third quarter net income and earnings per share were impacted primarily due to a 53.2% increase in depreciation and amortization and a 20.2% increase in interest expense when compared to last year's third quarter, both as a direct result of the Atlantis expansion.

     Casino revenues totaled $15.8 million in the third quarter of 2000, a 15.3% increase from $13.7 million in the 1999 third quarter, reflecting increases in both slot and table game win. Slot revenues were up 17.6% in the third quarter of 2000 compared to the third quarter of 1999 due to an increase in the volume of slot machine play. Table game revenues were up 10.1% in the third quarter of 2000 compared to the third quarter of 1999 primarily due to an increase in table game play. Casino operating expenses remained relatively constant at 43.9% of casino revenues in the 2000 third quarter compared to 43.3% in the 1999 third quarter.

     Food and beverage revenues for the 2000 third quarter totaled $8.1 million, an increase of 8.7% compared to $7.5 million for the 1999 third quarter, due primarily to the operation of one new restaurant and beverage lounge, and an increase in the hotel guest traffic created by the new hotel rooms. While food and beverage operating margins remained relatively constant, reported food and beverage operating expenses during the 2000 third quarter amounted to 61.7% of food and beverage revenues, down from 65.7% for the third quarter of 1999, which was primarily caused by classifying certain food and beverage costs in accordance with accounting requirements prescribed by the Securities and Exchange Commission.

     Hotel revenues in the 2000 third quarter increased 10.9% to $5.6 million from $5.1 million in the 1999 third quarter, as a result of phasing in 106 additional new hotel rooms during the 1999 third quarter, a slight decrease in the average daily room rate, and an occupancy rate increase of 7.5 percentage points. The Atlantis' average daily room rate ("ADR") was $62.68 for the 2000 third quarter compared to $63.83 in the third quarter of 1999. During the third quarter of 2000, the Atlantis experienced a 94.5% occupancy rate, up from an 87.0% occupancy rate for the same period in 1999. Hotel operating expenses in the 2000 third quarter were 31.0% of hotel revenues, compared to 27.7% for the same quarter in 1999, due to increased payroll and operating costs.

     Other revenues in the 2000 third quarter totaled $968 thousand, up 16.7% from $830 thousand in the 1999 third quarter, primarily due to the opening of a logo gift shop during the 1999 third quarter. Other expenses decreased slightly as a percentage of other revenues, decreasing to 38.4% in the 2000 third quarter from 38.9% in the 1999 third quarter.

     Selling, general and administrative expenses were $6.9 million in the 2000 third quarter or 26.1% of net revenues, compared to $6.4 million or 27.2% of net revenues in the third quarter of 1999. The decrease in these expenses as a percentage of revenues reflects certain economies of scale achieved from the Atlantis expansion.

     Interest expense for the 2000 third quarter totaled $2.1 million, up 20.2% from $1.8 million in the third quarter of 1999. The increase reflects an increase in interest rates.


Comparison of Operating Results for the Nine Month
  Periods Ended September 30, 2000 and 1999

     For the nine months ended September 30, 2000, the Company earned $1.5 million, or $0.16 per share, on net revenues of $74.2 million, compared to earnings of $1.4 million, or $0.14 per share, on net revenues of $57.1 million during the nine months ended September 30, 1999. Operating income for the 2000 nine month period totaled $8.6 million, compared to $5.4 million for the same period in 1999. In the first nine months of 2000, net revenues reflect a record high for any of the Company's comparable nine month periods; however, net income was impacted by a 72.1% increase in depreciation and amortization and a 91.5% increase in interest expense, when compared to last year's nine month period, which can be attributed directly to the Atlantis expansion.

     Casino revenues for the first nine months of 2000 totaled $45.4 million, an increase of 27.4% from $35.6 million for the first nine months of 1999, driven by increases in both slot and table game win. Slot revenues were up 26.2% in the first nine months of 2000 compared to the first nine months of

1999 due to an increase in the volume of slot machine play and an increase in the average number of slot machines for the nine month period. Table game revenues for the nine months ended September 30, 2000 increased 31.5% compared to the same period in 1999, primarily due to an increase in table game drop and an increase in the average number of table games for the nine month period. Also, a new poker room was added as a part of the Atlantis expansion in the third quarter of 1999 generating revenue for nine months in 2000 compared to a little over two months in 1999. Casino operating expenses amounted to 42.2% of casino revenues for the nine months ended September 30, 2000, compared to 43.7% for the nine month period ending September 30, 1999, primarily due to a decrease in operating costs.

     Food and beverage revenues totaled $22.3 million for the nine months ended September 30, 2000, an increase of 25.0% from the $17.8 million for the nine months ended September 30, 1999, due primarily to the addition of two new restaurants, an additional beverage lounge, expansion of the buffet restaurant, and an increase in the number of guest checks due principally to the newly expanded hotel. Food and beverage operating expenses remained constant at 62.1% of food and beverage revenues for the nine months ended September 30, 2000, and September 30, 1999.

     Hotel revenues for the first nine months of 2000 increased 32.5% to $14.4 million from $10.8 million for the first nine months of 1999. The increase reflects a 27.3% increase in room nights available during the nine month period of 2000 compared to the same period in 1999 and an increased occupancy rate. The Atlantis experienced a 92.6% occupancy rate for the 2000 nine month period, compared to an 88.2% occupancy rate for the 1999 nine month period. The average daily room rate ("ADR") was $55.15 for the nine month period in 2000, down slightly compared to $56.53 for the same period in 1999. Hotel operating expenses for the nine month period ended September 30, 2000 increased to 34.6% of hotel revenues, compared to 28.2% for the first nine months of 1999. This increase in operating expenses as a percentage of hotel revenues resulted from increased payroll and operating costs for the expanded hotel and additional amenities.

     Other revenues increased 25.6% to $2.7 million for the 2000 nine month period compared to $2.1 million for the same period in 1999, reflecting the opening of a logo gift shop in August 1999. Other expenses as a percentage of revenue remained fairly constant for the nine month period in 2000 at 38.7%, compared to 38.6% for the same period of 1999.

     Selling, general and administrative expenses were $19.0 million in the first nine months of 2000, or 25.5% of net revenues, compared to $16.8 million or 29.4% of net revenues in the first nine months of 1999. The decrease in these expenses as a percentage of revenues reflects the fact that certain payroll and operating costs have not increased to the same extent as revenues have increased because of certain economies of scale from the Atlantis expansion.

     Interest expense for the first nine months of 2000 totaled $6.4 million, up 91.5% from $3.3 million in the first nine months of 1999, reflecting an increase in average outstanding debt primarily from the Atlantis expansion and an increase in interest rates. Because the Atlantis expansion was in operation in the first nine months of 2000, the Company did not capitalize any interest costs; however, during the first nine months of 1999, while construction was still in progress, $1.1 million in interest costs were capitalized.


OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

     The recent constitutional amendment approved by California voters allowing the expansion of Indian casinos in certain areas of California will have an impact on casino revenues in Nevada in general, and many analysts have predicted the impact will be more significant on the Reno-Lake Tahoe market. The extent of this impact is difficult to predict, but the Company believes that the impact on the Company will be mitigated to an extent due to the Atlantis' emphasis on Reno area residents as a significant base of its business. However, if other Reno area casinos suffer business losses due to increased pressure from California Indian casinos, they may intensify their marketing efforts to Reno area residents as well.

     The Company also believes that unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key non-Reno marketing areas, such as San Francisco or Sacramento, could have a material adverse effect on its business.

     The gaming industry represents a significant source of tax revenues to the State of Nevada. A recent proposal in Nevada, which may be discussed in the 2001 Nevada legislative session, would increase the tax on gaming revenues from 6.25% to as high as 11.25%. If enacted, this proposal would have a material adverse impact on the Company's results of operations.


LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 2000, net cash provided by operating activities totaled $9.2 million. Net cash used in investing activities for the same period totaled $2.7 million, which consisted primarily of acquisitions of property and equipment at the Atlantis. Net cash used in financing activities totaled $6.4 million, as the Company used funds to reduce long-term debt. At September 30, 2000 the Company had cash of $6.5 million compared to $5.8 million at September 30, 1999.

     The Company has an $80.0 million construction and reducing revolving credit facility with a group of banks (the "Credit Facility"). The principal terms of the Credit Facility are summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. At September 30, 2000, the outstanding balance of the Credit Facility was $76.5 million.

     The Company believes that its existing cash balances, cash flow from operations, and borrowings available under the Credit Facility, will provide the Company with sufficient resources to fund its operations, meet its existing debt obligations, and fulfill its capital expenditure requirements; however, the Company's operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating planned capital expenditures, selling assets, restructuring debt, or obtaining additional equity capital.


                         PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits
             Exhibit No.          Description
             -----------          -----------

             10.01 Agreement dated November 3, 1999 between Golden Road Motor Inn, Inc. and First Security Leasing Company of Nevada.

             10.02 Agreement dated November 3, 1999 between Golden Road Motor Inn, Inc. and First Security Leasing Company of Nevada.

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




                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)



Date:  November 13, 2000               By:/s/Ben Farahi
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

                                EXHIBIT INDEX

Exhibit No.    Description                                           Page No.
-----------    ------------                                          -------

10.01          Agreement dated November 3, 1999 between Golden             16
               Road Motor Inn, Inc. and First Security Leasing
               Company of Nevada.

10.02          Agreement dated November 3, 1999 between Golden             34
               Road Motor Inn, Inc. and First Security Leasing
               Company of Nevada.

27.01          Financial Data Schedule                                     49