Form 10-K
period 2000-12-31
MONARCH CASINO & RESORT INC
filed 2001-04-02
CIK 907242

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 19, 2001, based on the closing price as reported on The Nasdaq Stock Market(SM) of $5.00 per share, was approximately $11,650,125.

     As of March 19, 2001, Registrant had outstanding 9,436,275 shares of Common Stock.

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



































                                     -2-
                                    PART I

ITEM 1. BUSINESS

     Monarch Casino & Resort, Inc., through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. ("Golden Road"), owns and operates the tropically-themed Atlantis Casino Resort, a hotel/casino facility in Reno, Nevada (the "Atlantis"). Unless otherwise indicated, "Monarch" or the "Company" refers to Monarch Casino & Resort, Inc. and its Golden Road subsidiary. Monarch was incorporated in 1993 under Nevada law for the purpose of acquiring all of the stock of Golden Road. The principal asset of Monarch is the stock of Golden Road, which holds substantially all of the assets of the Atlantis. The Company's principal executive offices are located at 1175 West Moana Lane, Suite 200, Reno, Nevada 89509, telephone (775) 825-3355.

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

     The two primary components of the Atlantis Expansion were a new 27-story hotel tower with approximately 391 new hotel rooms and suites with an adjoining new low rise structure containing additional casino and public space (the "Hotel Tower Project"), and an enclosed overhead sky walk ("Sky Terrace"), which contains approximately 8,000 square feet of casino and public space and connects the Atlantis with a 16 acre site across South Virginia Street. The Sky Terrace was officially opened to the public on March 18, 1999.

     The Atlantis now features approximately 51,000 square feet of casino space interspersed with waterfalls and water features, giant artificial palm trees, thatched-roof huts, and other tropical features; a hotel and a motor lodge; nine food outlets; a nightclub; an enclosed pool with waterfall features in addition to an outdoor pool; health club; retail outlets featuring traditional "gift shop" merchandise as well as clothing and other merchandise and a gift shop featuring items with the Atlantis logo; an 8,000 square-foot family entertainment center; and approximately 25,000 square feet of banquet, convention and meeting room space. The Atlantis is the closest hotel casino to the 370,000 square-foot Reno Sparks Convention Center (the "Convention Center"), and the only hotel-casino located within easy walking distance of the Convention Center, which is currently under expansion.

     CASINO. The Atlantis' casino features approximately 40 table games, including blackjack, craps, roulette, "Let it Ride(TM)", "Three Card Poker(TM)", "Fortune Pai Gow Poker(TM)", and "Royal Match(TM)"; approximately 1,500 slot and video poker machines; a race and sports book (which is operated by an independent third party pursuant to a lease arrangement with the Company); keno; and a poker room. During the year ended December 31, 2000, 75.6% of the Atlantis' casino revenue was from slot and video poker machines, 21.6% was from table games, and 2.8% was from keno and the poker room.



                                     -3-
     The Atlantis offers what the Company believes to be higher-than-average payout rates on slot machines and has adopted liberal rules for its blackjack games which include using mostly single decks of cards at its tables and allowing the player to "double down" on the first two cards. The Company's policy has been to extend gaming credit only to a limited number of qualified customers, but is moving toward a more aggressive credit extension to attract more players.

     LODGING. The Atlantis features three contiguous high-rise hotel towers offering a total of 827 available rooms and suites, and a low-rise motor lodge offering another 148 available rooms, for a total guest room count of 975 available rooms. The first of the three hotel towers was completed in April 1991 and contains 160 rooms and suites in 13 stories. The second hotel tower was completed in September 1994 and contains 283 rooms and suites in 19 stories. The third tower was completed in June 1999 and contains 390 rooms and suites, 384 of which are rentable, in 27 stories. The rooms on the top seven floors in the newest tower are larger than the standard guest rooms by nearly 20% and feature private elevator access, upscale accommodations, and a private concierge service.

     The Atlantis' hotel rooms feature fresh, colorful interior decorations and furnishings consistent with the Atlantis' tropical theme, as well as nine-foot ceilings (most standard hotel rooms feature eight-foot ceilings), which give the rooms an open and spacious feel. The newest hotel tower features a four story waterfall with an adjacent swimming pool in a climate controlled, five story glass enclosure, which shares an outdoor third floor pool deck with an outdoor swimming pool and whirlpool. The health club is located adjacent to the swimming areas. The hotel also features glass elevators rising the full 19 and 27 stories of the two taller hotel towers, providing panoramic views of the northern Reno valley and the Sierra Nevadas, a majestic mountain range separating Nevada from California.

     The two-story, 148-room motor lodge, which has been operated by the Company since 1973, is located on the back half of the Atlantis' 13-acre site. The motor lodge rooms, which are also decorated and furnished consistently with the Atlantis' tropical theme, contain less average square footage than the hotel rooms and have standard eight-foot ceilings. The Company believes the motor lodge rooms appeal to value conscious travelers who still want to enjoy the experience of, and amenities associated with, a stay at a first-class hotel casino resort. The Company renovated all of the motor lodge units in 1996.

     The average occupancy rate at the Atlantis for fiscal years 2000, 1999, and 1998 was 90.8%, 86.8%, and 88.0%, respectively.

     DINING. The Atlantis features six restaurants, one snack bar, and two gourmet coffee bars, including the 640-seat Toucan Charlie's Buffet & Grill, which features a wide variety of standard hot food line selections, salads and seafood, and specialty substations featuring made to order items such as Mongolian Barbecue, fresh Southwest and Asian specialties, meats roasted in wood-fired rotisserie ovens, and two salad stations; the aquatic-themed 135-seat Atlantis Seafood Steakhouse gourmet restaurant; the upscale, intimate 230-seat MonteVigna Italian Ristorante, featuring a centrally located wine "cellar" and seasonal outdoor terrace; the 85-seat Oyster Bar restaurant



                                     -4-
in the Sky Terrace, featuring seafood flown in daily and soups and bisques made to order; a 178-seat twenty-four hour coffee shop; a 104-seat cafe restaurant featuring pizzas from a wood-fired, brick oven; and a snack bar and soda fountain. There are two gourmet coffee bars, one located in the Sky Terrace, and the other located adjacent to the Xanadu Lounge next to the 27-story elevator lobby, both featuring fine specialty coffee drinks and pastries and desserts made fresh daily in the Atlantis bakery.

     THE SKY TERRACE. The Sky Terrace is a unique structure, with a diamond-shaped, blue glass body rising approximately 55 feet from street level and spanning 160 feet across South Virginia Street with no intermediate support pillars. The Sky Terrace connects the Atlantis with additional parking on a 16 acre site owned by the Company across South Virginia Street from the Atlantis. The structure is supported at each end by two 100 foot tall Grecian columns. The tropically-themed interior of the Sky Terrace contains an oyster bar, a gourmet coffee and pastry bar with adjacent table seating, a video poker bar, banks of slot machines, and a lounge area featuring oversized leather sofas and chairs.

     Capital expenditures at the Atlantis totaled approximately $3.9 million, $46.1 million, and $27.2 million in fiscal years 2000, 1999, and 1998, respectively. Capital expenditures during 2000 include renovation of the high-limit slot area, construction of new public restrooms on the casino floor, new slot machine equipment, and various other furnishings, fixtures & equipment to maintain the existing facilities. The capital expenditures during 1999 were a combination of construction costs and the cost of furnishing the completed Atlantis Expansion with fixtures and equipment. The capital expenditures for 1998 primarily reflected construction costs associated with the Atlantis Expansion and upkeep of existing facilities.

     Operations at the Atlantis are conducted 24 hours a day, every day of the year. The Atlantis' business is moderately seasonal in nature, with its highest revenues typically occurring in the summer months and lower revenues generally occurring in the winter months.

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







                                     -5-
     RENO AREA RESIDENTS. The Atlantis' proximity to rapidly growing, generally more affluent southwestern Reno residential areas provides a significant source of middle to upper-middle income gaming customers. The Company markets to Reno area residents ("Locals") on the basis of the Atlantis' location and accessibility, the quality and ambiance of the Atlantis facility, friendly efficient service, the quality and relative value of its food and beverage offerings, entertainment offerings, promotions, and gaming values.
The Company believes that Locals as a group tend to prefer slot and video poker machines over table games, and tend to prefer video poker machines over reel-spinning (or electronically simulated reel-spinning) slot machines. Accordingly, the Atlantis provides a large, diverse selection of video poker machines. Moreover, the Company believes that Locals tend to seek out and frequent those casinos with higher-than-average payout rates on slot and video poker machines and liberal rules on table games. The Company believes that the Atlantis offers higher-than-average payout rates on slot machines, and has adopted liberal rules for its blackjack games which include using mostly single decks of cards at its tables and allowing players to "double down" on the first two cards.

     NON-CONVENTIONEER VISITORS. Reno is a popular gaming and vacation destination which enjoys direct freeway access to nearly all major northern California population centers, and non-stop air service from most large cities in the western United States as well as many Midwest and southern population centers such as Chicago, Dallas, Minneapolis and Detroit. The principal segments of Reno's non-conventioneer visitor market are leisure travelers, package tour and travel customers, and higher-level wagerers. The Company attempts to maximize its gaming revenues and hotel occupancy through a balanced marketing approach addressing each market segment.

     Leisure travelers are not affiliated with groups and make their reservations directly with hotels of their choice or through independent travel agents. The Company believes that this segment is largely comprised of individuals driving, and to a lesser extent, flying to Reno from a regional market, primarily northern California and to a lesser extent, the Pacific Northwest. The Company strives to attract the middle to upper-middle income strata of this segment through advertising and direct marketing in select markets. This segment represents a significant portion of the Atlantis' customers, especially those customers visiting on weekends.

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

COMPETITION

     Competition in the Reno area gaming market is intense. Based on information obtained from the December 31, 2000 Gaming Revenue Report published by the Nevada State Gaming Control Board and Company estimates, the Company believes that there are approximately 13 casinos in the Reno area which generate more than $12 million each in annual gaming revenues, approximately 8 of which are located in downtown Reno.

     The Company believes that the Atlantis' competition for Locals comes primarily from other large-scale casinos located outside of downtown Reno that offer amenities that appeal to middle to upper-middle income customers, and secondarily with those casinos located in downtown Reno which offer similar amenities. The Company competes for Locals primarily on the basis of the desirability of its location, the quality and ambiance of the Atlantis facility, friendly efficient service, the quality and relative value of its food and beverage offerings, entertainment offerings, promotions, and gaming values. The Company believes its proximity to residential areas in southwest Reno and its abundant surface parking afford it an advantage over the casinos located in downtown Reno in attracting Locals.

     The Company believes that the Atlantis' primary competition for non-conventioneer visitors comes from other large-scale casinos, including those located in downtown Reno and those located away from downtown Reno, that offer amenities that appeal to middle to upper-middle income customers. The Company competes for non-conventioneer visitors on the basis of the desirability of its location, the quality and ambiance of the Atlantis facility, friendly efficient service, the quality and relative value of its rooms and food and beverage offerings, entertainment offerings, promotions, and gaming values. The Company believes that its location away from downtown Reno is appealing to many customers who prefer to avoid the more congested downtown area;




                                     -7-
however, the Atlantis' location is a disadvantage in that it does not afford the Company the ability to generate walk-in traffic, which is a significant source of customers for some casinos located in downtown Reno.

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

     The Atlantis also competes for gaming customers with hotel casino operations located in other parts of Nevada, especially Las Vegas and Lake Tahoe, and with hotel casinos, Indian casinos, and riverboat casinos located elsewhere throughout the United States and the world. The Company believes that the Atlantis also competes to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, and other forms of legalized gaming, particularly in northern California and the Pacific Northwest.

     The recent constitutional amendment approved by California voters allowing the expansion of Indian casinos in California will have an impact on casino revenues in Nevada in general, and many analysts have predicted the impact will be more significant on the Reno-Lake Tahoe market. The extent of this impact is difficult to predict, but the Company believes that the impact on the Company will be mitigated to an extent due to the Atlantis' emphasis on Reno area residents as a significant base of its business and the future potential of convention business due to its proximity to the expanding convention center. Other Reno area casinos may intensify their marketing efforts to Reno area residents if they suffer business losses due to increased pressure from California Indian casinos. However, the Company's numerous amenities such as a wide array of restaurants and other venues are a key factor in the Company's ability to attract Reno area residents which competitor facilities will not easily be able to match.

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

EMPLOYEES

     As of March 14, 2001, the Company had approximately 1,842 employees. None of the Company's employees are covered by collective bargaining agreements.
The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

     The Company's properties consist of:

     (a) The approximately 13 acre site in Reno, Nevada on which the Atlantis is situated, including the hotel towers, casino, restaurant facilities and surrounding parking are, in part or in whole, held subject to trust deed encumbrances in favor of financial institutions totaling approximately $75.0 million as of March 19, 2001.

     (b) An approximately 16 acre site in Reno, Nevada adjacent to the Atlantis and connected to the Atlantis by the Sky Terrace, includes approximately seven acres of paved parking used for customer, employee and valet parking. The remainder of the site is undeveloped. This site is suitable and available for future expansion of the Atlantis facilities, parking, or complimentary resort and/or entertainment amenities. The Company has not determined what the ultimate use of this site will be. These 16 acres are held subject to a trust deed encumbrance in the approximate amount of $73.6 million as of March 19, 2001, which amount is also secured by the 13 acre site.




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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 2000.


                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's common stock trades on The Nasdaq Stock Market(SM) under the symbol MCRI. The following table sets forth the high and low sales prices of the Company's common stock, as reported by The Nasdaq Stock Market(SM), during the periods indicated.

                                   2000             1999
                              --------------   --------------
                               High    Low      High    Low
                              ------  ------   ------  ------
     First quarter...........      6       4    8 1/3   5 1/4
     Second quarter..........  5 7/8   3 7/8        7   5 1/3
     Third quarter...........      6   4 1/2    7 3/4   5 1/2
     Fourth quarter..........      6   4 1/3    7 1/4   5 1/4

     (b) As of March 19, 2001, there were approximately 141 holders of record of the Company's common stock, and approximately 689 beneficial stockholders.


                                     -14-
     (c) The Company has never paid dividends. The Company presently intends to retain earnings to finance its operating activities and reduce debt and does not anticipate declaring cash dividends in the foreseeable future.
The Company's bank loan agreement also contains provisions which limit Monarch's ability to pay dividends to its stockholders. See Item 8, "FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements."


ITEM 6. SELECTED FINANCIAL DATA

                                                        Years ended December 31,
                                            ------------------------------------------------
(In thousands except per share amounts)        2000<F1>  1999<F2>  1998<F3>  1997<F4>  1996<F5>
--------------------------------------------------------------------------------------------
OPERATING RESULTS
Casino revenues                              $59,422   $48,345   $40,717   $37,254   $31,836
Other revenues                                51,713    43,227    31,802    30,365    29,476
                                             -------   -------   -------   -------   -------
Gross revenues                               111,135    91,572    72,519    67,619    61,312
Promotional allowances                       (14,170)  (12,707)  (10,009)   (8,504)   (7,676)
                                             -------   -------   -------   -------   -------
Net revenues                                  96,965    78,866    62,511    59,115    53,636
Income from operations                         9,550     3,798     8,083     9,159     6,049
Income (loss) before income
  tax and extraordinary item                   1,386      (945)    5,681     5,722     1,298
Income (loss) before
  extraordinary item                             960      (585)    3,760     3,710       830
Net income (loss)                            $   960   $  (585)  $ 3,760   $ 3,526   $   830
                                             =======   =======   =======   =======   =======
--------------------------------------------------------------------------------------------
INCOME (LOSS) PER SHARE OF COMMON STOCK
Income (loss) before extraordinary item
     Basic                                   $  0.10   $ (0.06)  $  0.40   $  0.39   $  0.09
     Diluted                                 $  0.10   $ (0.06)  $  0.40   $  0.39   $  0.09
Net income (loss)
     Basic                                   $  0.10   $ (0.06)  $  0.40   $  0.37   $  0.09
     Diluted                                 $  0.10   $ (0.06)  $  0.40   $  0.37   $  0.09
Weighted average number of common shares
  and potential common shares outstanding
     Basic                                     9,436     9,436     9,436     9,444     9,502
     Diluted                                   9,477     9,436     9,502     9,479     9,502
--------------------------------------------------------------------------------------------
OTHER DATA
EBITDA<F6>                                   $19,512   $11,720   $13,475   $13,284   $10,191
Depreciation and amortization                $10,101   $ 7,738   $ 4,436   $ 4,125   $ 4,142
Interest expense, net                        $ 8,165   $ 4,742   $ 2,403   $ 3,437   $ 3,627
Capital expenditures<F7>                     $ 3,866   $46,132   $34,482   $ 2,270   $ 2,838
--------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                                $126,391  $131,654   $96,732   $67,828   $67,379
Current maturities of long-term debt        $  7,538  $  7,334   $   850   $ 2,244   $ 3,487
Long-term debt, less current maturities     $ 73,481  $ 82,236   $52,310   $32,908   $37,602
Stockholders' equity<F8>                    $ 26,829  $ 25,869   $26,453   $22,694   $19,001













                                     -15-

<F1> 2000 includes a $139 thousand gain on disposal of fixed assets.
<F2> 1999 includes a $184 thousand loss on disposal of fixed assets.
<F3> 1998 includes a non-cash disposal of fixed assets charge of $956 thousand, primarily from demolition relating to the start of the Atlantis Expansion.
<F4> 1997 includes a $185 thousand non-cash extraordinary loss on early retirement of debt, net of applicable income tax benefit.
<F5> 1996 includes non-cash fixed asset impairment charge of $1.3 million (before minority interests), relating to the write down of the Company's investment in Sea World
     Processors, Inc.
<F6> "EBITDA" consists of income from operations plus depreciation, amortization, and loss on disposal of assets less gain on disposal of assets.  EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.  This item enables comparison of the Company's performance with the performance of other companies that report
     EBITDA, although some companies do not calculate this measure in the same manner and therefore, the measure as presented, may not be comparable to similarly titled measures presented by other companies.
<F7> Includes amounts financed with debt or capitalized lease obligations.
<F8> The Company paid no dividends during the five year period ended December 31, 2000.





































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

RESULTS OF OPERATIONS

2000 Compared with 1999

     For the year ended December 31, 2000, the Company had net income of $1.0 million, or $0.10 per share, on net revenues of $97.0 million, compared to a loss of $0.6 million, or $0.06 per share, on net revenues of $78.9 million for the year ended December 31, 1999. The Company's income from operations totaled $9.6 million for 2000 compared to $3.8 million for 1999. Net revenues for the year 2000 constitute a record high for any of the Company's comparable twelve month periods; however, net income was impacted by a 30.5% increase in depreciation and amortization and a 72.2% increase in net interest expense, when compared to 1999, which can be attributed directly to the Atlantis Expansion. The Company believes the Atlantis continued to benefit in 2000 from the rapid growth occurring in the residential and industrial communities south of the Atlantis in Reno, and from the increasing popularity of the Atlantis with visitors to the Reno area.

     Casino revenues totaled $59.4 million in 2000, up 22.9% from $48.3 million in 1999, driven by increases in both slot and table game win. Revenue from slot and video poker machines ("slot machines") increased approximately 22.1% in 2000 compared to 1999 due to an almost 15.4% increase in the number of slot machines on average for the year. Table game win increased approximately 24.7% in 2000 compared to 1999 due to an increase in table game drop and an 8.2% increase in the number of table games on average for the year. Also, a new poker room was added as a part of the Atlantis Expansion in the third quarter of 1999 generating revenue for twelve months in 2000 compared to a little over five months in 1999. Casino operating expenses were 43.0% of casino revenues in 2000, compared to 44.8% in 1999, primarily due to more efficient operations.

     Food and beverage revenues increased in 2000, up 19.3% to $30.1 million from $25.2 million in 1999, due primarily to the operation of two new restaurants, an additional beverage lounge, expansion of the buffet


                                     -17-
restaurant, and an increase in the number of guest checks due principally to the newly expanded hotel. Food and beverage operating expenses decreased to 61.4% of food and beverage revenues in 2000 compared to 64.1% in 1999, due to more efficient operations.

     Hotel revenues totaled $18.3 million in 2000, an increase of 23.5% from $14.8 million in 1999, driven by an approximately 25.1% increase in the number of rooms available. The Atlantis' average daily room rate ("ADR") was $53.59 in 2000, compared to $55.16 in 1999. The average occupancy rate at the Atlantis was 90.8% in 2000 compared to 86.8% in 1999. Hotel operating expenses increased to 35.2% of hotel revenues in 2000, compared to 33.0% in 1999. This increase in operating expenses as a percentage of hotel revenues resulted from increased payroll and operating costs for the expanded hotel and additional amenities.

     Other revenues increased approximately 4.4% in 2000 to $3.4 million from $3.2 million in 1999, reflecting the opening of a logo gift shop in August 1999. Other expenses were approximately 40.1% of other revenues in 2000, up from 35.1% in 1999, primarily due to opening a second gift shop.

     Selling, general and administrative ("SG&A") expenses totaled 26.3% of net revenues in 2000, compared to 29.8% in 1999. The decrease in these expenses as a percentage of revenues reflects the fact that certain payroll and operating costs have not increased to the same extent as revenues have increased because of certain economies of scale from the Atlantis Expansion.

     Depreciation and amortization expense was $10.1 million in 2000, up 30.5% when compared to 1999, reflecting a full year of depreciation in 2000 compared to approximately nine months of depreciation on the new Sky Terrace, which was completed in late March 1999 and approximately 6 months of depreciation on the new hotel tower, which was completed in June 1999.

     Net interest expense for 2000 totaled $8.2 million, up 72.2% from $4.7 million in 1999, reflecting an increase in average outstanding debt primarily from the Atlantis Expansion and an increase in interest rates. Because the Atlantis Expansion was in operation for the full year 2000, the Company did not capitalize any interest costs; however, during the year 1999, while construction was still in progress, $1.6 million in interest costs were capitalized.

1999 Compared with 1998

     For the year ended December 31, 1999, the Company had a loss of $0.6 million, or $0.06 per share, on net revenues of $78.9 million, compared to earnings of $3.8 million, or $0.40 per share, on net revenues of $62.5 million for the year ended December 31, 1998. The Company's income from operations totaled $3.8 million for 1999 compared to $8.1 million for 1998. The Company believes the Atlantis continued to benefit in 1999 from the rapid growth occurring in the residential and industrial communities south of the Atlantis in Reno, and from the increasing popularity of the Atlantis with visitors to the Reno area. The Company believes its results were detrimentally impacted in 1999 by disruptions and pre-opening costs associated with the Atlantis Expansion, which involved major construction activity on both sides of the Atlantis during the first and second quarters of the year and expansion related disruptions into the third quarter of the year.


                                     -18-
     Casino revenues totaled $48.3 million in 1999, up 18.7% from $40.7 million in 1998, driven by increases in both slot and table game win. Revenue from slot machines increased approximately 18.8% in 1999 compared to 1998 due to an almost 30% increase in the number of slot machines on average for the year. Table game win increased approximately 16.5% in 1999 compared to 1998 due to an increase in table game drop and an almost 7% increase in the number of table games on average for the year. Casino operating expenses were 44.8% of casino revenues in 1999, compared to 43.7% in 1998, primarily as a result of higher promotional allowance costs in 1999.

     Food and beverage revenues increased in 1999, up 38.6% to $25.2 million from $18.2 million in 1998. Food and beverage operating expenses increased, amounting to 64.1% of food and beverage revenues in 1999 compared to 54.2% in 1998. The increase is primarily due to a combination of increased food and payroll costs.

     Hotel revenues totaled $14.8 million in 1999, an increase of 35.3% from $10.9 million in 1998, driven by a 36.2% increase in the Atlantis' average number of rooms occupied and a 1.9% decrease in the ADR. ADR was $55.16 in 1999, compared to $56.21 in 1998. The average occupancy rate at Atlantis was 86.4% in 1999 compared to 88.1% in 1998. Hotel operating expenses amounted to 33.0% of hotel revenues in 1999, compared to 32.6% in 1998, with the slight increase reflecting increased operating inefficiencies during the final period of construction in the first half of the year and the opening of new rooms.

     Other revenues increased approximately 20.3% in 1999 to $3.2 million from $2.7 million in 1998, primarily reflecting increased revenues from the Atlantis retail outlet. Other expenses were approximately 35.1% of other revenues in 1999, up from 17.9% in 1998, primarily due to opening a second gift shop.

     SG&A expenses totaled 29.8% of net revenues in 1999, compared to 29.3% in 1998, with the increase primarily reflecting higher personnel costs and higher marketing costs in 1999. This increase in part reflects additional marketing and administrative staff added for the 1999 opening of the Atlantis Expansion, as well as additional operating expenses associated with the Atlantis Expansion.

     Depreciation and amortization expense was $7.7 million in 1999, up 74.4% when compared to 1998. The increase reflects depreciation taken in 1999 on the new Sky Terrace walkway completed in late March 1999 and the new hotel tower completed in June 1999. These projects were under construction in 1998 and therefore did not qualify for depreciation in 1998.

     Net interest expense for 1999 totaled $4.7 million, up from $2.4 million in 1998, reflecting an increase in the Company's debt from the Atlantis Expansion and the capitalization of certain interest costs in 1999. In 1999, the Company capitalized approximately $1.6 million in interest costs related to construction activities at the Atlantis compared to $0.4 million in 1998.

     The Company incurred a non-cash expense of $0.2 million in the fourth quarter of 1999 for the disposal of certain fixed assets and a non-cash expense of $1.0 million in 1998 in conjunction with the Atlantis Expansion,




                                     -19-
including certain exterior walls, door and windows that had to be removed to make way for the expanded facilities.


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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its daily hotel and casino activities with net cash provided by operating activities. For the years 2000, 1999, and 1998, net cash provided by operating activities totaled $12.4 million, $11.1 million, and $8.7 million, respectively. During each of the three years, net cash provided by operating activities was sufficient to fund the day to day operating expenses of the Company.

     Net cash used in investing activities, which consisted of acquisitions of property and equipment and the completion of the Atlantis Expansion, totaled $2.8 million, $38.3 million, and $26.1 million in 2000, 1999,and 1998, respectively. Total capital expenditures, including amounts financed, were $3.9 million, $46.1 million, and $34.5 million in 2000, 1999, and 1998, respectively. Capital expenditures during 1999 and 1998 primarily reflect construction costs, fixtures, and equipment associated with the Atlantis Expansion. The Company funded the majority of these costs with borrowings available under its $80 million construction credit facility and $4.5 million equipment credit facility (the principal terms of which are summarized in Note 5 in the Notes to Consolidated Financial Statements, see Item 8, "FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements") (collectively, the "Credit Facilities"), together with cash flow from operations. At December 31, 2000, the outstanding balance of the Credit Facilities was $74.6 million and $3.2 million, respectively.

     Net cash used in financing activities totaled $9.2 million in 2000, with the funds being used primarily to reduce long-term debt. Net cash provided by financing activities totaled $28.6 million in 1999 and $16.9 million in 1998, as a result of the Company borrowing funds under its bank credit facilities to finance the construction of the Atlantis Expansion.

     The Company believes that its existing cash balances, cash flow from operations, and borrowings available under the Credit Facilities, will provide the Company with sufficient resources to fund its operations, meet its debt

                                     -20-
repayment obligations, and fund its other capital expenditure requirements; however, the Company's operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
MONARCH CASINO & RESORT, INC.:


     We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc., (a Nevada corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monarch Casino & Resort, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



/s/Arthur Andersen LLP

Las Vegas, Nevada
February 16, 2001


                                     -21-
                   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


BOARD OF DIRECTORS
MONARCH CASINO & RESORT, INC.


     We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1998 of Monarch Casino & Resort, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Monarch Casino & Resort, Inc. as of December 31, 1998, in conformity with generally accepted accounting principles.




/s/Grant Thornton LLP
Reno, Nevada
January 29, 1999























                                     -22-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years ended December 31,
                                         -------------------------------------------
                                              2000           1999            1998
                                         ------------   ------------    ------------
Revenues
  Casino................................ $ 59,421,584   $ 48,344,843    $ 40,716,535
  Food and beverage.....................   30,060,672     25,189,207      18,169,375
  Hotel.................................   18,280,209     14,807,903      10,948,283
  Other.................................    3,372,732      3,230,489       2,685,012
                                         ------------   ------------    ------------
     Gross revenues.....................  111,135,197     91,572,442      72,519,205
  Less promotional allowances...........  (14,170,422)   (12,706,786)    (10,008,673)
                                         ------------   ------------    ------------
     Net revenues.......................   96,964,775     78,865,656      62,510,532
                                         ------------   ------------    ------------
Operating expenses
  Casino................................   25,537,645     21,659,138      17,800,326
  Food and beverage.....................   18,453,229     16,135,529       9,850,599
  Hotel.................................    6,429,915      4,889,968       3,567,021
  Other.................................    1,350,947      1,132,640         479,560
  Selling, general and administrative...   25,541,559     23,512,414      18,293,476
  Depreciation and amortization.........   10,101,268      7,738,029       4,436,249
                                         ------------   ------------    ------------
     Total operating expenses...........   87,414,563     75,067,718      54,427,231
                                         ------------   ------------    ------------
     Income from operations.............    9,550,212      3,797,938       8,083,301
                                         ------------   ------------    ------------
Other expense
  Interest expense, net.................   (8,164,697)    (4,742,475)     (2,402,562)
                                         ------------   ------------    ------------
     Total other........................   (8,164,697)    (4,742,475)     (2,402,562)
                                         ------------   ------------    ------------
     Income (loss) before income taxes..    1,385,515       (944,537)      5,680,739
Provision (benefit) for income taxes....      425,434       (359,672)      1,920,957
                                         ------------   ------------    ------------
     Net income (loss).................. $    960,081   $   (584,865)   $  3,759,782
                                         ============   ============    ============

INCOME (LOSS) PER SHARE OF COMMON STOCK
Net income (loss)
     Basic..............................    $    0.10     $   (0.06)      $    0.40
     Diluted............................    $    0.10     $   (0.06)      $    0.40
  Weighted average number of
   common shares and potential
   common shares outstanding
     Basic..............................    9,436,275      9,436,275       9,436,275
     Diluted............................    9,476,732      9,436,275       9,502,327

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.











                                     -23-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                               ----------------------------
                                                    2000            1999
                                               ------------    ------------
ASSETS
Current assets
  Cash........................................ $  6,783,998    $  6,367,507
  Receivables, net............................    2,963,648       1,954,447
  Federal income tax refund receivable........      417,135              -
  Related party receivables...................       62,920          83,205
  Inventories.................................    1,099,285       1,456,602
  Prepaid expenses............................    1,875,909       1,600,249
  Prepaid federal income tax..................      154,281         443,870
  Deferred income taxes.......................    2,045,651       1,174,626
                                               ------------    ------------
     Total current assets.....................   15,402,827      13,080,506
                                               ------------    ------------
Property and equipment
  Land........................................   10,339,530      10,339,530
  Land improvements...........................    3,173,926       3,034,095
  Buildings...................................   78,955,538      78,432,078
  Building improvements.......................    4,733,595       4,462,520
  Furniture and equipment.....................   50,924,021      49,392,494
                                               ------------    ------------
                                                148,126,610     145,660,717
  Less accumulated
   depreciation and amortization..............  (37,816,876)    (27,964,180)
                                               ------------    ------------
     Net property and equipment...............  110,309,734     117,696,537

Other assets, net.............................      678,247         877,382
                                               ------------    ------------
                                              $ 126,390,808    $131,654,425
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





















                                     -24-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                               ----------------------------
                                                    2000            1999
                                               ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $  7,537,893    $  7,333,921
  Accounts payable............................    8,234,219       7,238,084
  Accounts payable construction...............       34,650         942,264
  Accrued expenses............................    5,690,888       5,156,363
  Federal income taxes payable................           -          213,686
                                               ------------    ------------
     Total current liabilities................   21,497,650      20,884,318

Long-term debt, less current maturities.......   73,480,788      82,235,509
Deferred income taxes.........................    4,583,708       2,666,017

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............          -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 outstanding......................       95,363          95,363
  Additional paid-in capital..................   17,241,788      17,241,788
  Treasury stock, at cost....................     (329,875)       (329,875)
  Retained earnings...........................    9,821,386       8,861,305
                                               ------------    ------------
     Total stockholders' equity...............   26,828,662      25,868,581
                                               ------------    ------------
                                               $126,390,808    $131,654,425
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






















                                     -25-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Common Stock
                           --------------------  Additional   Retained
                             Shares               Paid-in     Earnings   Treasury
                           Outstanding  Amount    Capital     (Deficit)    Stock       Total
                           ----------- -------- ------------ ----------- --------   ------------
Balance, January 1, 1998     9,436,275 $ 95,363 $ 17,241,788 $ 5,686,388 $(329,875) $ 22,693,664
  Net income                       -        -            -     3,759,782       -       3,759,782
                           ----------- -------- ------------ ----------- ---------  ------------
Balance, December 31, 1998   9,436,275   95,363   17,241,788   9,446,170  (329,875)   26,453,446
  Net loss                         -        -            -      (584,865)       -       (584,865)
                           ----------- -------- ------------ ----------- ---------  ------------
Balance, December 31, 1999   9,436,275   95,363   17,241,788   8,861,305  (329,875)   25,868,581
  Net income                       -        -            -       960,081      -          960,081
                           ----------- -------- ------------ ----------- ---------  ------------
Balance, December 31, 2000   9,436,275 $ 95,363 $ 17,241,788 $ 9,821,386 $(329,875) $ 26,828,662
                           =========== ======== ============ =========== =========  ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




































                                     -26-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years ended December 31,
                                                ------------------------------------------
                                                     2000           1999           1998
                                                ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)............................ $    960,081  $    (584,865)   $ 3,759,782
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization..............   10,275,198      7,919,120      4,616,722
    (Gain) loss on disposal of assets..........     (138,690)       184,206        955,836
    Deferred income taxes......................    1,046,666       (324,283)       623,674
    Increase in receivables, net...............   (1,406,051)      (732,208)      (393,205)
    Decrease (increase) in inventories.........      357,317       (709,238)        93,419
    Decrease (increase) in prepaid expenses....       13,929        322,536       (856,913)
    Decrease (increase) in other assets........       21,742         41,599         (1,884)
    Increase (decrease) in accounts payable....      996,135      3,796,255       (669,628)
    Increase in accrued expenses
    and federal income taxes payable...........      320,839      1,217,812        527,412
                                                ------------   ------------   ------------
     Net cash provided by
      operating activities.....................   12,447,166     11,130,934      8,655,215
                                                ------------   ------------   ------------
Cash flows from investing activities:
  Proceeds from sale of assets.................      386,558         39,993          8,170
  Acquisition of property and equipment........   (2,264,401)   (31,964,910)   (26,145,674)
  Payment on accounts payable construction.....     (907,614)    (6,333,353)             -
                                                ------------   ------------   ------------
     Net cash used in investing activities.....   (2,785,457)   (38,258,270)   (26,137,504)
                                                ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings...........            -     30,671,549     21,385,842
  Principal payments on long-term debt.........   (9,245,218)    (2,095,849)    (4,437,430)
                                                ------------   ------------   ------------
     Net cash provided by
     (used in) financing activities............   (9,245,218)    28,575,700     16,948,412
                                                ------------   ------------   ------------

     Net increase (decrease) in cash...........      416,491      1,448,364       (533,877)

Cash at beginning of period....................    6,367,507      4,919,143      5,453,020
                                                ------------   ------------   ------------
Cash at end of period.......................... $  6,783,998   $  6,367,507   $  4,919,143
                                                ============   ============   ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest, net of
    capitalized interest....................... $  7,401,698   $  4,880,664   $  1,850,321
  Cash paid for income taxes................... $        -     $        -     $  1,987,479

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts...... $    694,469   $  7,833,446   $  8,336,347

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





                                     -27-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Monarch Casino & Resort, Inc. ("Monarch"), a Nevada corporation, was incorporated in 1993. Monarch's wholly-owned subsidiary, Golden Road Motor Inn, Inc. ("Golden Road"), operates the Atlantis Casino Resort (the "Atlantis"), a hotel/casino facility in Reno, Nevada. Unless stated otherwise, the "Company" refers to Monarch and its wholly-owned subsidiary Golden Road.

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

Use of Estimates

     In preparing these financial statements in conformity with generally accepted accounting principles in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the year. Actual results could differ from those estimates.

Reclassifications

     Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on the previously reported net income (loss).

Capitalized Interest

     The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money. Interest capitalization is ceased when the project is substantially complete. The amounts capitalized during the years ended December 31, 2000, 1999, and 1998 were $0, $1,550,916, and
$432,835, respectively.









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

     Land improvements ........... 15-40 years
     Buildings ................... 30-40 years
     Building improvements ....... 15-40 years
     Furniture ...................  5-10 years
     Equipment ...................  5-20 years

     Expenditures for maintenance and repairs are expenses; expenditures for renewals and improvements are generally capitalized.

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

Promotional Allowances

     The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:

                                       Years ended December 31,
                               ---------------------------------------
                                   2000          1999          1998
                               -----------   -----------   -----------
     Food and beverage.......  $ 7,914,891   $ 6,769,700   $ 5,644,800
     Hotel...................    1,502,527     1,424,700       930,600
     Other...................      123,835       105,400       198,700
                               -----------   -----------   -----------
                               $ 9,541,253   $ 8,299,800   $ 6,774,100
                               ===========   ===========   ===========




                                     -29-
Advertising Costs

     All advertising costs are expensed as incurred. Advertising expense, which is included in selling, general & administrative expense, was $3,018,170, $3,314,101,and $1,897,036 for 2000, 1999, and 1998, respectively.

Disposal of Fixed Assets

     In the year 2000, there was a gain on disposal of fixed assets of $139 thousand, primarily from the sale of used slot equipment. In 1999, there was a loss on disposal of fixed assets of $184 thousand, primarily related to the disposal of obsolete assets. In 1998, there was a loss on disposal of fixed assets of $956 thousand, primarily from the demolition of assets relating to the start of the Atlantis Expansion. The above mentioned gains/losses are included in selling, general & administrative expenses on the Statements of Operations.

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

Pre-Opening Costs

     During April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5 "Reporting of the Costs of Start-up Activities" effective for fiscal years beginning after December 15, 1998. The new standard requires that all companies expense costs of "start-up" activities as the costs are incurred. The term "start-up" includes pre-opening, pre-operating, and organization activities. Accordingly, the Company has no capitalized "start-up" costs as of December 31, 2000 or 1999 and all "start-up" costs related to projects were expensed as incurred in 1999. The impact of the adoption of SOP 98-5 on the 1999 consolidated financial statements was not material.

Earnings Per Share

     In 1997, the Company adopted the provisions of SFAS No. 128 "Earnings Per Share." SFAS No. 128 replaces previously reported earnings per share with "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing reported net earnings by the weighted-average number of common shares outstanding during the period. Diluted



                                     -30-
earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options. In accordance with SFAS No. 128, when an entity has a loss from continuing operations, no potential common shares shall be included in the computation of any diluted per share amount. As such, potential dilution has not been considered in the calculations for 1999.

     The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

                                           2000          1999          1998
                                       -----------   -----------   -----------
     Basic...........................   9,436,275     9,436,275     9,436,275
     Diluted.........................   9,476,732     9,436,275     9,502,327


     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (Shares in thousands):

                                               Years ended December 31,
                                ------------------------------------------------------
                                       2000               1999               1998
                                ----------------   ----------------   ----------------
                                       Per Share          Per Share          Per Share
                                Shares   Amount    Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------   ------ ---------
Net income (loss)
     Basic.....................  9,436   $ 0.10     9,436   $(0.06)    9,436    $0.40
     Effect of dilutive
       stock options...........     41        -         -        -        66        -
                                ------  --------   ------   -------   ------   -------
     Diluted...................  9,477   $ 0.10     9,436   $(0.06)    9,502    $0.40
                                ======  ========   ======   =======   ======   =======

     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares:

                                           2000          1999          1998
                                       -----------   -----------   -----------
     Options to purchase shares of
       common stock (in thousands)....      19             -            16
     Exercise prices.................. $5.25-$6.00         -       $5.88-$8.06
     Expiration dates.................  6/03-2/10          -        6/99-5/08


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

     It is estimated that the carrying amounts of all of the Company's financial instruments approximate fair value at December 31, 2000 and 1999.

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

Certain Risk and Uncertainties

     A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Company's operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that would give Indian tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000 California voters approved the constitutional amendment.

Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that entities record all derivatives as assets or liabilities measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 amends or supercedes several current accounting statements. In July 1999, the FASB




                                     -32-
issued SFAS No. 137 which delays the effective date of SFAS No. 133 from fiscal year 2000 to fiscal year 2001. The Company does not expect any financial statement adjustments as a result of SFAS 133 or SFAS 137.

     In November 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives." EITF 00-14 requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. We currently account for sales incentives in accordance with EITF 00-14.

     In February 2001, the EITF reached a partial consensus on EITF 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." The consensus requires that vendors recognize the cash rebate or refund obligation associated with time-or volume-based cash rebates as a reduction of revenue based on a "systematic and rational allocation of the cost of honoring rebates or refunds earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate or refund." The liability for such obligations should be based on the estimated amount of rebates or refunds to be ultimately earned, including an estimation of "breakage" if it can be reasonably estimated. The consensus is applicable beginning in the first quarter of 2001. We will adopt EITF 00-22 in the first quarter of 2001 and we anticipate that the impact will be insignificant.
































                                     -33-
NOTE 2.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                          December 31,
                                   -------------------------
                                       2000          1999
                                   -----------   -----------
     Casino....................... $ 2,892,043   $ 1,663,128
     Hotel........................   1,238,919       891,290
     Other........................     146,944        49,043
                                   -----------   -----------
                                     4,277,906     2,603,461
     Less allowance for
       doubtful accounts..........  (1,314,258)     (649,014)
                                   -----------   -----------
                                   $ 2,963,648   $ 1,954,447
                                   ===========   ===========

     The Company had bad debt expense of $665,177, $548,464, and $197,565 in 2000, 1999, and 1998, respectively.


NOTE 3.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                               December 31,
                                        -------------------------
                                            2000          1999
                                        -----------   -----------
                                                      <C
     Accrued salaries, wages
       and related benefits............ $ 2,292,675   $ 2,352,310
     Progressive slot machine
       and other gaming accruals.......     891,841       942,475
     Accrued gaming taxes..............     321,026       199,780
     Accrued interest..................   1,009,964       420,895
     Other accrued liabilities.........   1,175,382     1,240,903
                                        -----------   -----------
                                        $ 5,690,888   $ 5,156,363
                                        ===========   ===========

NOTE 4.  LEASE COMMITMENTS

     The Company and its subsidiary lease certain furniture and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The leases on most of the properties contain renewal provisions.








                                     -34-
     Following is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2000:




                                              Capitalized      Operating
                                                 Leases          Leases
                                             -------------   -------------
     Year ending December 31,
         2001 ..............................   $   47,831      $  168,768
         2002 ..............................       52,179         161,261
         2003 ..............................       52,179         161,261
         2004 ..............................       52,179         161,261
         2005 and thereafter ...............       26,145          80,631
                                              ------------    ------------
     Total minimum lease payments ..........      230,513      $  733,182
     Less:  amount representing interest ...      (37,982)    ============
                                              ------------
     Present value of minimum
       capitalized lease payments ..........      192,531
     Less:  current portion ................      (37,655)
                                              ------------
     Long-term capitalized lease
       obligations                             $  154,876
                                              ============


     Capital lease obligations are included with long-term and short-term debt on the balance sheet.

     Assets recorded under capital leases are included in Property and Equipment as follows:

                                               December 31,
                                        -------------------------
                                            2000          1999
                                        -----------   -----------
     Furniture and equipment ..........  $ 221,061     $      -
     Accumulated amortization .........    (22,106)           -
                                        -----------   -----------
                                         $ 198,955     $      -
                                        ===========   ===========

     Rental expense for operating leases amounted to $104,397, $20,028, and $12,521 in 2000, 1999, and 1998, respectively.










                                     -35-
NOTE 5.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                             December 31,
                                                                     ----------------------------
                                                                          2000           1999
                                                                     -------------  -------------
     Amounts outstanding under bank reducing revolving
      credit facility, collateralized by substantially
      all property and equipment of Golden Road and guaranteed
      by Monarch and its three largest stockholders, with
      floating interest rates tied to a base rate approximately
      equal to the prime rate or LIBOR (at the Company's option)
      plus a margin which fluctuates according to the Company's
      ratio of funded debt to EBITDA. The weighted average
      interest rate was approximately 9.13% at December 31, 2000, and 9.16% at December 31, 1999.  The loan matures in June
      2004, with all unpaid interest and principal due and payable
      at that time.................................................. $ 74,600,000   $ 80,000,000
     Note payable to bank in the amount of $1,897,597,
      collateralized by real property and guaranteed by Monarch
      and its three largest stockholders, with floating interest rates equal to the three month LIBOR rate plus a margin which fluctuates according to the Company's ratio of funded debt to
      EBITDA.  At December 31, 2000, the interest rate was approximately
      9.304% and was approximately 9.585% at December 31, 1999.
      Interest and scheduled principal payments are payable quarterly until June 2004, with all unpaid interest and principal due
      and payable at that time......................................    1,414,091      1,685,097
     Amount outstanding under bank promissory note for $1,000,000, unsecured and guaranteed by Monarch's three largest stockholders, with a variable initial interest rate of 9.00% and adjusted based on an independent index plus 0.5 percentage points
      over the index.  At December 31, 2000, the interest rate was
      10.00%.  Interest is paid monthly and the note matures on
      April 5, 2001.................................................      750,000      1,000,000
     Amounts outstanding under bank credit facility for up to
      $4,500,000, collateralized by furniture, fixtures and equipment and guaranteed in full by Monarch and in part by Monarch's three largest stockholders, with interest rates on
      advances fixed at a margin over five year U.S. Treasury
      notes.  At December 31, 2000 and 1999, the Company's weighted average interest rate was 7.44%.  Each advance under the
      credit facility is repaid in 60 monthly installments of
      principal and interest........................................    3,185,761      4,012,523
     Slot purchase contracts, collateralized by equipment,
      maturing in 2001.  Contracts are non-interest
      bearing.......................................................      875,303      2,852,956
     Amounts outstanding under a capital lease, collateralized by
      equipment.....................................................      192,531              -
     Notes payable, collateralized by equipment, with
      principal and interest due monthly through 2001...............          995         18,854
                                                                     ------------   ------------
                                                                     $ 81,018,681   $ 89,569,430
     Less current maturities........................................   (7,537,893)    (7,333,921)
                                                                     ------------   ------------
                                                                     $ 73,480,788   $ 82,235,509
                                                                     ============   ============





                                     -36-
     THE CREDIT FACILITY. At origination, the Company had an $80 million reducing revolving term loan credit facility (the "Credit Facility") with a consortium of banks. As of December 31, 2000, maximum borrowing limit was $76,500,000 of which $74,600,000 was outstanding. The Credit Facility is a direct obligation of Golden Road, and is guaranteed by Monarch. The Credit Facility is also guaranteed individually by John Farahi, Co-Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Monarch and Golden Road and General Manager of the Atlantis; Bahram (Bob) Farahi, Co-Chairman of the Board and President of Monarch and Golden Road; and Behrouz
(Ben) Farahi, Co-Chairman of the Board, Chief Financial Officer, Secretary and Treasurer of Monarch and Golden Road.

     The Company will be able to utilize proceeds from the Credit Facility for working capital needs and general corporate purposes relating to the Atlantis and for ongoing capital expenditure requirements at the Atlantis.

     At the Company's option, borrowings under the Credit Facility can accrue interest at a rate designated by the agent bank as its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by the Company will include a margin added to either the Base Rate or to LIBOR that is tied to the Company's ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on the Company's Leverage Ratio, this margin can vary between 0.00 percent and 2.00 percent above the Base Rate, and between 1.50 percent and 3.50 percent above LIBOR. At December 31, 2000, the applicable margin was the Base Rate plus 1.0%, and the applicable LIBOR margin was LIBOR plus 2.5%. The Base Rate at December 31, 2000 was 10.5%, and the LIBOR rates were for various time periods and ranged in interest rates from 9.03% to 9.13%. At December 31, 2000, the Company had $0.1 million in Base Rate loans outstanding and had two LIBOR loans outstanding totaling $74.5 million, for a total obligation of $74.6 million.

     The maturity date of the Credit Facility is June 30, 2004. Beginning July 1, 2000, the maximum principal available under the Credit Facility is reduced quarterly from $80 million by an aggregate of $40 million in increasing increments ranging from $1.5 million to $6 million per quarter. The Company may prepay borrowings under the Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period) so long as the amount repaid is at least $200 thousand and a multiple of $10 thousand. Amounts prepaid under the Credit Facility may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available. The Company may also permanently reduce the maximum principal available under the Credit Facility at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.

     The Credit Facility is secured by liens on substantially all of the real and personal property of Golden Road, as well as by the aforementioned parent and personal guarantees. The Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company's assets (including provisions requiring that a minimum amount equal to two percent of the Company's gaming revenues each year must be expended on capital




                                     -37-
expenditures at the Atlantis), and covenants restricting the Company's ability to merge, transfer ownership of Golden Road, incur additional indebtedness, encumber assets, and make certain investments. The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios, and provisions restricting transfers between Golden Road and Monarch and between Golden Road and other specified persons. The Credit Facility also contains provisions requiring the achievement of certain financial ratios before the Company can repurchase its common stock or pay or declare dividends. The Company is in compliance with all required covenants as of December 31, 2000 and December 31, 1999.

     The Company paid various fees and other loan costs upon the closing of the Credit Facility that are being amortized over the term of the Credit Facility using the straight-line method, which approximates the effective interest rate method. As of January 2000, the Company is required to pay a fee equal to three eighths of one percent per annum on the average unused portion of the Credit Facility.

     Annual maturities of long-term debt as of December 31, 2000, are as follows:


     Year ending December 31,
         2001 .........................  $  7,537,893
         2002 .........................     9,382,713
         2003 .........................    11,452,874
         2004 .........................    52,623,844
         2005 and thereafter ..........        21,357
                                         ------------
                                         $ 81,018,681
                                         ============


NOTE 6.  INCOME TAX

     Income tax provision (benefit) consists of the following:

                                                    Years ended December 31,
                                            ---------------------------------------
                                                2000          1999          1998
                                            -----------   -----------   -----------
     Current provision (benefit)........... $ (422,302)   $  (655,843)  $ 1,297,283
     Deferred provision....................    847,736        296,171       623,674
                                            -----------   -----------   -----------
                                            $  425,434    $  (359,672)  $ 1,920,957
                                            ===========   ===========   ===========








                                     -38-
     The difference between the Company's provision (benefit) for federal income taxes as presented in the accompanying Consolidated Statements of Operations, and the provision (benefit) for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings.


                                                    Years ended December 31,
                                            ---------------------------------------
                                                2000          1999          1998
                                            -----------   -----------   -----------
     Income tax at the statutory rate......      34.0%        (34.0)%        34.0%
     Non-deductible expenses...............       2.5%          3.5%          1.7%
     Tax credits...........................      (5.8)%        (7.6)%        (1.2)%
     Other, net............................        -             -           (0.7)%
                                            -----------   -----------   -----------
                                                 30.7%        (38.1)%        33.8%
                                            ===========   ===========   ===========


     The components of the deferred income tax assets and liabilities at December 31, 2000 and 1999, as presented in the Consolidated Balance Sheets, are as follows:


                                                 2000          1999
                                             -----------   -----------
     CURRENT ASSETS
       Compensation and benefits............ $   207,719   $   188,804
       Bad debt reserves....................     446,981       220,665
       Accrued gaming liabilities...........     115,850       253,508
       Accrued other liabilities............      27,200        47,594
       Alternative minimum tax credit.......   1,058,204       392,055
       Other tax credit and other...........     189,697        72,000
                                             -----------   -----------
                                               2,045,651     1,174,626
     NONCURRENT ASSETS
       Net operating loss carryforward......     422,302       655,843
                                             -----------   -----------
         Deferred income tax asset           $ 2,467,953   $ 1,830,469
                                             ===========   ===========

     NONCURRENT LIABILITIES
       Impairment of assets................. $   (70,196)  $   (70,196)
       Depreciation.........................  (4,658,271)   (2,974,121)
       Land basis...........................    (277,543)     (277,543)
                                             -----------   -----------
         Deferred income tax liability       $(5,006,010)  $(3,321,860)
                                             ===========   ===========








                                     -39-
     SFAS No. 109 requires recognition of the future tax benefit of deferred tax assets to the extent realization of such benefits is "more likely than not," otherwise a valuation allowance is applied. Based on the operating history of the Company, management determined that the assets meet the "more likely than not" criteria and therefore no valuation allowance has been recognized as of December 31, 2000.

     As of December 31, 2000, the Company had an alternative minimum tax credit of $1,058,204 which can be carried forward indefinitely, and a net operating loss carryforward available for Federal income tax purposes of $1,242,065, which expires in 2020.


NOTE 7.  BENEFIT PLANS

     Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than statutory limits. The Company contributes twenty five cents for each dollar contributed by a participant, with a maximum contribution of 4% of a participant's compensation. The Company's matching contributions were approximately $24,097, $21,770,and $19,300 in 2000, 1999, and 1998, respectively.

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

                                                       Years ended December 31,
                                                ----------------------------------------
                                                    2000          1999          1998
                                                -----------   -----------   ------------
     Net income (loss)          As reported     $   960,081    $ (584,865)   $ 3,759,782
                                Pro forma       $   881,597    $ (803,022)   $ 3,728,019

     Basic earnings (loss)
      per share                 As reported        $   0.10       $  (0.06)     $   0.40
                                Pro forma          $   0.09       $  (0.09)     $   0.40

     Diluted earnings (loss)
      per share                 As reported        $   0.10       $  (0.06)     $   0.40
                                Pro forma          $   0.09       $  (0.09)     $   0.39

                                     -40-
     The fair value of the Company's stock options was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999, and 1998: dividend yield of 0.0% for all periods; expected volatility of 107.8%, 128.0%, and 60.0%, respectively; a weighted average risk free interest rate of 6.0%, 5.0%, and 4.9%, respectively; and expected holding periods of two to nine years.

     Presented below is a summary of the status of the Company's stock options and the related transactions.


                                                     Weighted Average
                                           Shares     Exercise Price
                                          --------   ----------------
     Outstanding at December 31, 1997....  262,900        $ 3.60
      Granted............................   14,600          5.98
      Exercised..........................      -              -
      Forfeited/expired..................  (25,300)       (6.27)
                                           -------         -----
     Outstanding at December 31, 1998....  252,200          3.47
      Granted............................    4,800          5.50
      Exercised..........................      -              -
      Forfeited/expired..................  (60,100)        (5.93)
                                           -------         -----
     Outstanding at December 31, 1999....  196,900          3.04
      Granted............................   19,800          5.07
      Exercised..........................       -             -
      Forfeited/expired..................  (63,150)        (4.92)
                                           -------         -----
     Outstanding at December 31, 2000....  153,550        $ 3.19
                                           =======         =====

     Weighted average fair value of
      options granted during 2000.........  $ 5.07
                                           =======
                             1999.........  $ 5.50
                                           =======
                             1998.........  $ 2.18
                                           =======


                                        Stock Options                Stock Options
                                         Outstanding                  Exercisable
                                   -------------------------   -------------------------
                                      Weighted    Weighted                     Weighted
                                      Average      Average                      Average
        Range of                    Contractual   Exercise                     Exercise
     Exercise Prices    Shares         Life         Price         Shares         Price
     ----------------  ---------    -----------  ----------      --------     ----------
     $2.25 to $2.88     123,500        4.00        $ 2.67          50,000        $ 2.38
     $4.38 to $5.50      19,600        4.00        $ 5.02          14,600        $ 5.16
     $5.68 to $6.00      10,450        4.00        $ 5.83           5,450        $ 5.97
                       --------                                   -------
          Total         153,550                                    70,050
                       ========                                   =======




                                     -41-
NOTE 8.  COMMITMENTS AND CONTINGENCIES

     Self Insurance - The Company is self-insured for health care claims for eligible active employees. Benefit plan administrators assist the Company in determining its liability for self-insured claims, and such claims are not discounted. The Company is also self-insured for workman's compensation. Both plans limit the Company's maximum liability under stop-loss agreements with insurance companies. The maximum liability for health care claims under the stop-loss agreement is $50,000 as of November 1, 1999, and was $40,000 prior to that date. The maximum liability for workman's compensation under the stop-loss agreement is $300,000 per claim.

     The Company is a defendant in various pending legal proceedings. In the opinion of management, all pending claims in such litigation will not, in the aggregate, have a material adverse effect on the Company's financial position or results of operations.


NOTE 9.  SELECTED QUARTERLY FINANCIAL DATA

                                                            2000
                            ---------------------------------------------------------------------
                             1st Quarter   2nd Quarter   3rd Quarter   4th Quarter      Total
                             (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                            ------------- ------------- ------------- ------------- -------------
Net revenues .............  $ 22,649,726  $ 24,978,492  $ 26,578,187  $ 22,758,370  $ 96,964,775
Operating expenses .......  $ 20,466,905  $ 21,524,468  $ 23,567,411  $ 21,855,779  $ 87,414,563
Income from operations ...  $  2,182,821  $  3,454,024  $  3,010,776  $    902,591  $  9,550,212
Net income (loss) ........  $     93,204  $    829,820  $    582,274  $   (545,217) $    960,081
Income (loss) per share of
  common stock
    Basic ................        $ 0.01        $ 0.09        $ 0.06        $(0.06)       $ 0.10
    Diluted ..............        $ 0.01        $ 0.09        $ 0.06        $(0.06)       $ 0.10


                                                            1999
                            ---------------------------------------------------------------------
                             1st Quarter   2nd Quarter   3rd Quarter   4th Quarter      Total
                             (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                            ------------- ------------- ------------- ------------- -------------
Net revenues .............  $ 14,933,535  $ 18,578,187  $ 23,558,410  $ 21,795,524  $ 78,865,656
Operating expenses .......  $ 13,992,329  $ 17,060,284  $ 20,643,813  $ 23,371,292  $ 75,067,718
Income from operations ...  $    941,206  $  1,517,903  $  2,869,297  $ (1,530,468) $  3,797,938
Net income (loss) ........  $    212,039  $    394,441  $    748,429  $ (1,939,774) $   (584,865)
Income (loss) per share of
  common stock
    Basic ................        $ 0.02        $ 0.04        $ 0.08        $(0.20)       $(0.06)
    Diluted ..............        $ 0.02        $ 0.04        $ 0.08        $(0.20)       $(0.06)







                                     -42-
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on June 6, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on June 6, 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on June 6, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders on June 6, 2001.



                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements

             Included in Part II of this report:

             Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998.

             Consolidated Balance Sheets at December 31, 2000 and 1999.

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.






                                     -43-
             Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

             Notes to Consolidated Financial Statements.

          2. Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

     (b)     Reports on Form 8-K

             None.

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


                                     -44-
      4.04 Amended and Restated Monarch Casino & Resort, Inc. 1993 Employee Stock Option Plan is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1997, Item 14(c), Exhibit 4.04.

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






                                     -45-
     10.06 Nonstandardized 401(k) Plan Adoption Agreement between Monarch Casino & Resort, Inc. and Smith Barney Shearson dated November 7, 1995 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 10.21.

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

     10.09 Business Loan Agreement between Golden Road Motor Inn, Inc. and Colonial Bank, dated November 17, 1999; Promissory Note by Golden Road Motor Inn, Inc. in favor of Colonial Bank, dated November 17, 1999; Commercial Guaranty issued by John Farahi in favor of Colonial Bank, dated November 17, 1999; Commercial Guaranty issued by Bahram Farahi in favor of Colonial Bank, dated November 17, 1999; and Commercial Guaranty issued by Ben Farahi, dated
            November 17, 1999 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c), Exhibit 10.14.

     10.10 Schedule to Master Loan Agreement, dated as of April 1, 1999; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.15.

     10.11 Schedule to Master Loan Agreement, dated as of April 19, 1999; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.16.









                                     -46-
     10.12 Schedule to Master Loan Agreement, dated as of May 5, 1999; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.17.

     10.13 Schedule to Master Loan Agreement, dated as of May 24, 1999; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.18.

     10.14 Schedule to Master Loan Agreement, dated as of June 23, 1999; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.19.

     10.15 Agreement dated November 3, 1999 between Golden Road Motor Inn, Inc. and First Security Leasing Company of Nevada is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended September 30, 2000, Item 6(a), Exhibit 10.01.

     10.16 Agreement dated November 3, 1999 between Golden Road Motor Inn, Inc. and First Security Leasing Company of Nevada is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended September 30, 2000, Item 6(a), Exhibit 10.02.

     21.01 Amended and Restated List of Subsidiaries of Monarch Casino & Resort, Inc. is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c), Exhibit 21.01.











                                     -47-
                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)


Date: March 23, 2001                   By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature          Title                                   Date
     ------------------ -----------------------------------     ----
     /S/ JOHN FARAHI    Co-Chairman of the Board of Directors,  March 23, 2001
     ------------------ Chief Executive Officer (Principal
     John Farahi        Executive Officer) and Director

     /S/ BOB FARAHI     Co-Chairman of the Board of Directors,  March 28, 2001
     ------------------ President, and Director
     Bob Farahi

     /S/ BEN FARAHI     Co-Chairman of the Board of Directors,  March 23, 2001
     ------------------ Secretary, Treasurer, Chief Financial
     Ben Farahi         Officer (Principal Financial Officer
                        and Principal Accounting Officer) and
                        Director

     /S/ CRAIG. F.
         SULLIVAN       Director                                March 26, 2001
     ------------------
     Craig F. Sullivan

     /S/ RONALD R.
         ZIDECK         Director                                March 23, 2001
     ------------------
     Ronald R. Zideck


                                     -48-
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

                                     -49-
     10.03  Second Amendment to Construction and Reducing Revolving Credit
            Agreement, dated as of June 12, 1998, among Golden Road Motor Inn,
            Inc. as Borrower, Monarch Casino & Resort, Inc., John Farahi,
            Bahram Farahi, and Behrouz Farahi as guarantors, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders, Swingline Lender and L/C Issuer is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended June 30, 1998, Item 6(a), Exhibit 10.01.

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

     10.09  Business Loan Agreement between Golden Road Motor Inn, Inc. and
            Colonial Bank, dated November 17, 1999; Promissory Note by Golden
            Road Motor Inn, Inc. in favor of Colonial Bank, dated November 17,
            1999; Commercial Guaranty issued by John Farahi in favor of Colonial Bank, dated November 17, 1999; Commercial Guaranty issued by Bahram Farahi in favor of Colonial Bank, dated November 17,
            1999; and Commercial Guaranty issued by Ben Farahi, dated
            November 17, 1999 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c), Exhibit 10.14.

     10.10  Schedule to Master Loan Agreement, dated as of April 1, 1999;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.15.





                                     -50-
     10.11  Schedule to Master Loan Agreement, dated as of April 19, 1999;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.16.

     10.12  Schedule to Master Loan Agreement, dated as of May 5, 1999;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.17.

     10.13  Schedule to Master Loan Agreement, dated as of May 24, 1999;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.18.

     10.14  Schedule to Master Loan Agreement, dated as of June 23, 1999;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.19.

     10.15  Agreement dated November 3, 1999 between Golden Road Motor Inn,
            Inc. and First Security Leasing Company of Nevada is incorporated herein by reference to the Company's Form 10-Q report (SEC File
            0-22088) for the fiscal quarter ended September 30, 2000, Item
            6(a), Exhibit 10.01.

     10.16  Agreement dated November 3, 1999 between Golden Road Motor Inn,
            Inc. and First Security Leasing Company of Nevada is incorporated herein by reference to the Company's Form 10-Q report (SEC File
            0-22088) for the fiscal quarter ended September 30, 2000, Item
            6(a), Exhibit 10.02.

     21.01  Amended and Restated List of Subsidiaries of Monarch Casino &
            Resort, Inc. is incorporated herein by reference to the Company's
            Form 10-K report (SEC File 0-22088) for the fiscal year ended
            December 31, 1999, Item 14(c), Exhibit 21.01.














                                     -51-