Form 10-Q
period 2001-03-31
MONARCH CASINO & RESORT INC
filed 2001-05-10
CIK 907242

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ___ NO ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 9, 2001, there were 9,436,275 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended
                                                          March 31,
                                               ----------------------------
                                                    2001            2000
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Revenues
  Casino...................................... $ 15,000,671    $ 14,048,729
  Food and beverage...........................    7,510,012       6,775,376
  Hotel.......................................    4,090,180       4,109,261
  Other.......................................      783,296         809,776
                                               ------------    ------------
     Gross revenues...........................   27,384,159      25,743,142
  Less promotional allowances.................   (3,633,978)     (3,093,416)
                                               ------------    ------------
     Net revenues.............................   23,750,181      22,649,726
                                               ------------    ------------
Operating expenses
  Casino......................................    6,269,600       5,833,903
  Food and beverage...........................    4,189,108       4,251,636
  Hotel.......................................    1,618,342       1,616,464
  Other.......................................      293,688         307,076
  Selling, general, and administrative........    6,582,816       5,958,071
  Depreciation and amortization...............    2,472,140       2,499,755
                                               ------------    ------------
     Total operating expenses.................   21,425,694      20,466,905
                                               ------------    ------------
     Income from operations...................    2,324,487       2,182,821

Other expense
  Interest expense, net.......................    1,865,697       2,039,109
                                               ------------    ------------
     Income before income taxes...............      458,790         143,712
Provision for income taxes....................      156,479          50,508
                                               ------------    ------------
     Net income...............................  $   302,311    $     93,204
                                               ============    ============

  Net income per share of common stock
    Basic.....................................  $      0.03    $       0.01
    Diluted...................................  $      0.03    $       0.01

  Weighted average number of common
    shares and potential common
    shares outstanding
      Basic...................................    9,436,275       9,436,275
      Diluted.................................    9,473,880       9,483,785


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.






                                     -2-
                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,      December 31,
                                                         2001            2000
                                                    -------------    -------------
                                                     (Unaudited)
                      ASSETS

Current assets
  Cash............................................  $   7,849,409    $   6,783,998
  Receivables, net................................      2,637,487        2,963,648
  Federal income tax refund receivable............           -             417,135
  Related party receivables.......................         63,147           62,920
  Inventories.....................................      1,030,654        1,099,285
  Prepaid expenses................................      2,192,354        1,875,909
  Prepaid federal income taxes....................        154,281          154,281
  Deferred income taxes...........................      2,066,337        2,045,651
                                                    -------------    -------------
     Total current assets.........................     15,993,669       15,402,827
                                                    -------------    -------------
Property and equipment
  Land............................................     10,339,530       10,339,530
  Land improvements...............................      3,173,926        3,173,926
  Buildings.......................................     78,955,538       78,955,538
  Building improvements...........................      4,718,355        4,733,595
  Furniture and equipment.........................     51,003,364       50,924,021
                                                    -------------    -------------
                                                      148,190,713      148,126,610
  Less accumulated depreciation and amortization..    (40,288,150)     (37,816,876)
                                                    -------------    -------------
                                                      107,902,563      110,309,734
  Construction in progress........................        283,681             -
                                                    -------------    -------------
     Net property and equipment...................    108,186,244      110,309,734
                                                    -------------    -------------

Other assets, net.................................        627,089          678,247
                                                    -------------    -------------
     Total assets.................................  $ 124,807,002    $ 126,390,808
                                                    =============    =============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

















                                     -3-
                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,      December 31,
                                                         2001            2000
                                                    -------------    -------------
                                                     (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt............  $   8,170,952    $   7,537,893
  Accounts payable................................      6,115,879        8,234,219
  Accounts payable construction...................         21,778           34,650
  Accrued expenses................................      7,465,125        5,690,888
                                                    -------------    -------------
     Total current liabilities....................     21,773,734       21,497,650

Long-term debt, less current maturities...........     71,141,432       73,480,788

Deferred income taxes.............................      4,760,863        4,583,708

Commitments and contingencies.....................

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.................           -                -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 outstanding..........................         95,363           95,363
  Additional paid-in capital......................     17,241,788       17,241,788
  Treasury stock, at cost.........................       (329,875)        (329,875)
  Retained earnings...............................     10,123,697        9,821,386
                                                    -------------    -------------
     Total stockholders' equity...................     27,130,973       26,828,662
                                                    -------------    -------------
     Total liabilities and stockholders' equity...  $ 124,807,002    $ 126,390,808
                                                    =============    =============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.




















                                     -4-
                        MONARCH CASINO & RESORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                   2001            2000
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $    302,311    $     93,204
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............    2,516,997       2,545,132
    Gain on disposal of assets................         -            (87,980)
    Deferred income taxes.....................      156,469         (19,428)
    Decrease (increase) in receivables, net...      743,069        (410,356)
    Decrease in inventories...................       68,631         202,780
    Increase in prepaid expenses..............     (316,445)       (353,132)
    Decrease in other assets..................        5,435           5,435
    Decrease in accounts payable..............   (2,118,340)     (2,099,941)
    Increase in accrued expenses..............    1,774,237       1,028,707
                                               ------------    ------------
     Net cash provided by
      operating activities....................    3,132,364         904,421
                                               ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets................         -             87,980
  Acquisition of property and equipment.......     (288,292)       (759,263)
  Decrease in accounts payable
    construction..............................      (12,872)       (631,776)
                                               ------------    ------------
     Net cash used in investing activities....     (301,164)     (1,303,059)
                                               ------------    ------------
Cash flows from financing activities:
  Principal payments on long-term debt........   (1,765,789)     (1,852,294)
                                               ------------    ------------
     Net cash used in
      financing activities....................   (1,765,789)     (1,852,294)
                                               ------------    ------------

     Net increase (decrease) in cash..........    1,065,411      (2,250,932)

Cash at beginning of period...................    6,783,998       6,367,507
                                               ------------    ------------
Cash at end of period......................... $  7,849,409    $  4,116,575
                                               ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest,
   net of capitalized interest................ $  1,162,697    $  1,536,395

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase
  of property and equipment in the
  following amounts........................... $     59,492      $   24,053

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.





                                     -5-
                        MONARCH CASINO & RESORT, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Monarch Casino & Resort, Inc. ("Monarch"), a Nevada corporation, was incorporated in 1993. Monarch's wholly-owned subsidiary, Golden Road Motor Inn, Inc. ("Golden Road"), operates the Atlantis Casino Resort (the "Atlantis"), a hotel/casino facility in Reno, Nevada. Unless stated otherwise, the "Company" refers collectively to Monarch and its wholly-owned subsidiary, Golden Road.

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


NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements for the three month periods ended March 31, 2001 and March 31, 2000 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2000. The results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any other period.


NOTE 3.     EARNINGS PER SHARE

     The Company accounts for earnings per share using Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):



                                     -6-

                                   Three Months ended March 31,
                                -----------------------------------
                                      2001               2000
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,436    $ 0.03    9,436    $ 0.01
     Effect of dilutive
      stock options............     38       -         48       -
                                ------   -------   ------   -------
     Diluted...................  9,474    $ 0.03    9,484    $ 0.01
                                ======   =======   ======   =======

     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and their inclusion would be antidilutive:

                                   Three Months ended March 31,
                                -----------------------------------
                                      2001               2000
                                ----------------   ----------------
Options to purchase shares of
 common stock (in thousands)...         14                 19
Exercise prices................    $5.25-$5.94        $5.25-$6.00
Expiration dates...............     9/03-2/10          6/03-2/10


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





                                     -7-
RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended March 31, 2001 and 2000

     For the three month period ended March 31, 2001, the Company had net income of $302 thousand, or $0.03 per share, on net revenues of $23.8 million, an increase from net income of $93 thousand, or $.01 per share, on net revenues of $22.6 million for the three months ended March 31, 2000. Income from operations for the three months ended March 31, 2001 totaled $2.3 million, compared to $2.2 million for the same period in 2000. The Company's first quarter of 2001 net revenue represents a new first quarter record for the Company. In the Reno area market, the January through March period encompassing the Company's first quarter has traditionally been marked by weather-related seasonality, with winter storms producing moderate to severe travel delays and difficulties for visitors to the region. The impact of the weather this year was relatively minor.

     Casino revenues were up 6.8% in the first quarter of 2001 compared to the first quarter of 2000, reflecting increases in both slot and table game win. Slot revenues were up 7.0% in the first quarter of 2001 compared to the first quarter of 2000 due to an increase in the volume of slot machine play. Table game and poker room revenue in the first quarter of 2001 increased 4.9% from the first quarter of 2000 due to an increase in table game and poker room drop. Casino operating expenses amounted to 41.8% of casino revenues in the first quarter of 2001, compared to 41.5% in the first quarter of 2000, with the difference due primarily to more efficient operations.

     Food and beverage revenues increased 10.8% in the first quarter of 2001 compared to the first quarter of 2000, due primarily to the popularity of Atlantis' restaurants and buffet, and also due to an increase in hotel occupancy. Food and beverage operating expenses amounted to 55.8% of food and beverage revenues during the first quarter of 2001, compared to 62.8% in the first quarter of 2000, which was primarily due to more efficient operations.

     Hotel revenues were $4.1 million for the first quarter of 2001, a decrease of 0.5% from the 2000 first quarter. While the Atlantis' occupancy rate for the first quarter of 2001 increased, the average daily room rate ("ADR") decreased, causing the slight decrease in hotel revenues. During the first quarter of 2001, the Atlantis experienced an 89.2% occupancy rate, up from an 86.5% occupancy rate for the same period in 2000. The Atlantis' ADR was $48.58 in the first quarter of 2001 compared to $50.39 in the first quarter of 2000. Hotel operating expenses remained relatively constant as a percent of hotel revenues at 39.6% in the 2001 first quarter, compared to 39.3% in the 2000 first quarter.

     Other revenues decreased 3.3% in the 2001 first quarter compared to the same period last year. The decrease reflects the gain on sale of assets included in the 2000 first quarter revenues with no gain or loss included in the 2001 first quarter. Other expenses in the 2001 first quarter amounted to 37.5% of other revenues, compared to 37.9% in the 2000 first quarter, reflecting a slight increase in operating efficiencies.





                                     -8-
     Selling, general and administrative expenses amounted to 27.7% of net revenues in the first quarter of 2001, compared to 26.3% in the first quarter of 2000. This increase is primarily due to increased energy costs in our area.

     Interest expense for the 2001 first quarter totaled $1.9 million, a decrease of 8.5%, from $2.0 million in the 2000 first quarter. The decrease reflects the Company's reduction in debt outstanding from the completed Atlantis expansion and a reduction in interest rates. The three principal officers of the Company have personally guaranteed the debt of the Company. In the past, they have agreed not to be compensated for their personal guarantees. There is no assurance that they will not be compensated in the future.

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

     The constitutional amendment approved by California voters in 1999 allowing the expansion of Indian casinos in California will have an impact on casino revenues in Nevada in general, and many analysts have predicted the impact will be more significant on the Reno-Lake Tahoe market. The extent of this impact is difficult to predict, but the Company believes that the impact on the Company will be mitigated to an extent due to the Atlantis' emphasis on Reno area residents as a significant base of its business. However, if other Reno area casinos suffer business losses due to increased pressure from California Indian casinos, they may intensify their marketing efforts to Reno area residents as well.

     The Company also believes that unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key non-Reno marketing areas, such as San Francisco or Sacramento, could have a material adverse effect on its business.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 2001, net cash provided by operating activities totaled $3.1 million, an increase of 246.3% compared to the same period last year. Net cash used in investing activities totaled $301 thousand in the first quarter of 2001, a decrease of 76.9% over the same period last year. Investing activities consisted primarily of acquisitions of property and equipment at the Atlantis. Net cash used in financing activities totaled $1.8 million for the first quarter of 2001, compared to $1.9 million for the same period last year, as the Company used funds to reduce long-term debt. As a result, at March 31, 2001, the Company had a cash balance of $7.8 million, compared to $6.8 million at December 31, 2000.

     The Company has an $80 million construction and reducing revolving credit facility with a group of banks (the "Credit Facility"). The principal terms of the Credit Facility are summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. At March 31, 2001, the outstanding balance of the Credit Facility was $73.6 million.

     The Company believes that its existing cash balances, cash flow from operations, and availability of equipment financing, if necessary, will provide the Company with sufficient resources to fund its operations, meet its existing debt obligations, and fulfill its capital expenditure requirements; however, the Company's operations are subject to financial, economic,

                                     -9-
competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating planned capital expenditures, selling assets, restructuring debt, or obtaining additional equity capital.


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



                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)


Date:  May 10, 2001                    By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer, and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)






















                                     -10-