Form 10-Q
period 2001-06-30
MONARCH CASINO & RESORT INC
filed 2001-08-13
CIK 907242

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      or

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

As of August 10, 2001, there were 9,436,275 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

                       PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                        Three Months Ended             Six Months Ended
                                              June 30,                     June 30,
                                    --------------------------    --------------------------
                                         2001          2000          2001           2000
                                    ------------  ------------    ------------  ------------
                                     (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
Revenues
  Casino........................... $ 17,365,786  $ 15,501,459    $ 32,366,457  $ 29,550,188
  Food and beverage................    8,111,547     7,400,521      15,621,559    14,175,898
  Hotel............................    4,960,799     4,642,868       9,050,979     8,752,129
  Other............................      842,377       896,375       1,625,673     1,706,151
                                    ------------  ------------    ------------  ------------
     Gross revenues................   31,280,509    28,441,223      58,664,668    54,184,366
  Less promotional allowances......   (3,548,524)   (3,462,731)     (7,182,502)   (6,556,147)
                                    ------------  ------------    ------------  ------------
     Net revenues..................   27,731,985    24,978,492      51,482,166    47,628,219
                                    ------------  ------------    ------------  ------------
Operating expenses
  Casino...........................    6,491,189     6,386,124      12,760,789    12,220,027
  Food and beverage................    4,720,760     4,585,251       8,909,868     8,836,887
  Hotel............................    1,761,679     1,608,437       3,380,021     3,224,901
  Other............................      342,074       357,119         635,762       664,195
  Selling, general and
   administrative..................    6,753,485     6,068,891      13,336,301    12,026,962
  Depreciation and amortization....    2,518,634     2,518,646       4,990,774     5,018,401
                                    ------------  ------------    ------------  ------------
     Total operating expenses......   22,587,821    21,524,468      44,013,515    41,991,373
                                    ------------  ------------    ------------  ------------
     Income from operations........    5,144,164     3,454,024       7,468,651     5,636,846
                                    ------------  ------------    ------------  ------------
Other expense
  Interest expense.................    2,519,188     2,178,903       4,384,885     4,218,012
                                    ------------  ------------    ------------  ------------
     Total other expenses..........    2,519,188     2,178,903       4,384,885     4,218,012
                                    ------------  ------------    ------------  ------------
     Income before income taxes....    2,624,976     1,275,121       3,083,766     1,418,834
Provision for income taxes.........      890,922       445,301       1,047,401       495,809
                                    ------------  ------------    ------------  ------------
     Net income.................... $  1,734,054  $    829,820    $  2,036,365  $    923,025
                                    ============  ============    ============  ============

Income per share of common stock
  Net income
    Basic.......................... $       0.18  $       0.09    $       0.22  $       0.10
    Diluted........................ $       0.18  $       0.09    $       0.21  $       0.10

  Weighted average number of common
   shares and potential common
   shares outstanding
    Basic..........................    9,436,275     9,436,275       9,436,275     9,436,275
    Diluted........................    9,477,006     9,478,796       9,476,348     9,481,390

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.




                                    -2-
                        MONARCH CASINO & RESORT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30,    December 31,
                                                              2001            2000
                                                         ------------    ------------
                                                          (Unaudited)
ASSETS
Current assets
  Cash................................................. $   7,328,465    $   6,783,998
  Receivables, net.....................................     2,964,854        2,963,648
  Federal income tax refund receivable.................           -            417,135
  Related party receivables............................        65,441           62,920
  Inventories..........................................     1,045,259        1,099,285
  Prepaid expenses.....................................     2,154,088        1,875,909
  Prepaid federal income taxes ........................           -            154,281
  Deferred income taxes................................     1,738,396        2,045,651
                                                        -------------     ------------
     Total current assets..............................    15,296,503       15,402,827
                                                        -------------     ------------
Property and equipment
  Land.................................................    10,339,530       10,339,530
  Land improvements....................................     3,173,676        3,173,926
  Buildings............................................    78,955,538       78,955,538
  Building improvements................................     4,719,130        4,733,595
  Furniture and equipment................................  52,136,880       50,924,021
                                                        -------------     ------------
                                                          149,324,754      148,126,610
  Less accumulated depreciation and amortization.......   (42,523,805)     (37,816,876)
                                                        -------------     ------------
                                                          106,800,949      110,309,734
  Construction in progress.............................       552,766              -
                                                        -------------     ------------
     Net property and equipment........................   107,353,715      110,309,734
                                                        -------------     ------------
Other assets, net......................................       578,037          678,247
                                                        -------------     ------------
     Total assets...................................... $ 123,228,255    $ 126,390,808
                                                        =============     ============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.



















                                    -3-
                        MONARCH CASINO & RESORT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30,    December 31,
                                                              2001            2000
                                                         ------------    ------------
                                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt................. $   8,569,249     $  7,537,893
  Accounts payable.....................................     3,819,418        8,234,219
  Accounts payable-construction........................         4,574           34,650
  Accrued expenses.....................................     7,896,719        5,690,888
  Federal income taxes payable.........................       222,423              -
                                                        -------------     ------------
     Total current liabilities.........................    20,512,383       21,497,650

Long-term debt, less current maturities................    68,924,414       73,480,788

Deferred income taxes..................................     4,926,431        4,583,708

Commitments and contingencies..........................

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued......................           -                -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 outstanding...............................        95,363           95,363
  Additional paid-in capital...........................    17,241,788       17,241,788
  Treasury stock, at cost..............................      (329,875)        (329,875)
  Retained earnings....................................    11,857,751        9,821,386
                                                        -------------     ------------
     Total stockholders' equity........................    28,865,027       26,828,662
                                                        -------------     ------------
     Total liabilities and stockholders' equity........  $123,228,255     $126,390,808
                                                        =============     ============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.



















                                  -4-
                        MONARCH CASINO & RESORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six Months Ended
                                                                    June 30,
                                                         ----------------------------
                                                              2001            2000
                                                         ------------    ------------
                                                          (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income............................................ $  2,036,365    $    923,025
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.......................    5,080,486       5,109,154
    Gain on disposal of assets..........................       (2,979)        (87,980)
    Deferred income taxes...............................      649,978         129,416
    Decrease (increase) in receivables, net.............      413,408      (1,280,592)
    Decrease in inventories.............................       54,026         222,647
    Increase in prepaid expenses........................     (123,898)       (449,542)
    Decrease in other assets............................        8,766          10,872
    Decrease in accounts payable........................   (4,414,801)     (1,440,503)
    Increase in accrued expenses,
      and federal income taxes..........................    2,428,254         451,124
                                                         ------------    ------------
     Net cash provided by operating activities..........    6,129,605       3,587,621
                                                         ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets..........................       42,100          87,980
  Acquisition of property and equipment.................   (1,146,837)     (1,670,529)
  Decrease in accounts payable construction.............      (30,076)       (445,707)
                                                         ------------    ------------
     Net cash used in investing activities..............   (1,134,813)     (2,028,256)
                                                         ------------    ------------
Cash flows from financing activities:
 Principal payments on long-term debt..................   (4,450,325)     (4,023,263)
                                                         ------------    ------------
     Net cash used in
      financing activities..............................   (4,450,325)     (4,023,263)
                                                         ------------    ------------

     Net increase (decrease) in cash....................      544,467      (2,463,898)

Cash at beginning of period.............................    6,783,998       6,367,507
                                                         ------------    ------------
Cash at end of period................................... $  7,328,465    $  3,903,609
                                                         ============    ============

Supplemental disclosure of cash flow information:
  Cash paid for interest,
   net of capitalized interest.......................... $  2,857,778    $  4,101,751
  Cash paid for income taxes............................ $    175,000    $        -

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts............... $    925,307    $    136,009

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

Shareholder Guarantee Fees

     All of the Company's bank debt is personally guaranteed by the Company's three largest stockholders. Effective January 1, 2001 the Company is compensating the guarantors at the rate of 2% of annual outstanding bank debt per annum until the guarantees are cancelled or the notes are paid off. As of June 30, 2001, $781,639 was accrued and is included in interest expense.

NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2001 and June 30, 2000 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2000. The results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001, or for any other period.




                                     -6-
NOTE 3.     EARNINGS PER SHARE

     The Company accounts for earnings per share using Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):


                                    Three Months Ended June 30,
                                -----------------------------------
                                      2001               2000
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,436    $0.18     9,436    $0.09
     Effect of dilutive
      stock options............     41       -         43      -
                                ------   -------   ------   -------
     Diluted...................  9,477    $0.18     9,479    $0.09
                                ======   =======   ======   =======


                                     Six Months Ended June 30,
                                -----------------------------------
                                      2001               2000
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,436    $0.22     9,436    $0.10
     Effect of dilutive
      stock options............     40    (0.01)        45      -
                                ------   ------    ------   ------
     Diluted...................  9,476    $0.21     9,481    $0.10
                                ======   ======    ======   ======


















                                    -7-
     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and their inclusion would be antidilutive:


                                   Three Months Ended June 30,
                                  ----------------------------
                                      2001             2000
                                  -----------      -----------
Options to purchase shares of
 common stock (in thousands).....      17               19
Exercise prices.................. $5.50-$5.94      $5.25-$6.00
Expiration dates.................  9/03-2/10        6/03-2/10


                                    Six Months Ended June 30,
                                  ----------------------------
                                      2001             2000
                                  -----------      -----------
Options to purchase shares of
 common stock (in thousands).....      20               19
Exercise prices.................. $5.25-$5.94      $5.25-$6.00
Expiration dates.................  9/03-2/10        6/03-2/10






























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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended June 30, 2001 and 2000

     For the three month period ended June 30, 2001, the Company earned $1.7 million, or $0.18 per share, on net revenues of $27.7 million, compared to earnings of $830 thousand, or $0.09 per share, on net revenues of $25.0 million for the three months ended June 30, 2000. Income from operations for the three months ended June 30, 2001 totaled $5.1 million, compared to $3.4 million for the 2000 second quarter.

     Casino revenues totaled $17.4 million in the second quarter of 2001, an increase of 12.0% from $15.5 million in the 2000 second quarter, reflecting an increase in slot and poker room win. Slot revenues were up 19.7% in the second quarter of 2001 compared to the second quarter of 2000 due to an increase in the volume of slot machine play. Table game revenue for the three months ended June 30, 2001, decreased 10.3% compared to the same period in 2000, primarily due to a decrease in table game hold percentage, while drop remained relatively unchanged. Poker room revenue increased 23.7% for the three months ended June 30, 2001, compared to the same period last year. Casino operating expenses amounted to 37.4% of casino revenues in the 2001 second quarter, compared to 41.2% in the 2000 second quarter, primarily due to successful efforts to manage variable expenses.

     Food and beverage revenues for the 2001 second quarter totaled $8.1 million, an increase of 9.6% from $7.4 million in the 2000 second quarter, due primarily to an increase in average revenue per cover. Food and beverage operating expenses amounted to 58.2% of food and beverage revenue in the 2001 second quarter, compared to 62.0% in the second quarter of 2000, primarily due to a reduction in average food cost of sales and overall successful efforts to manage variable expenses.




                                     -9-
     Hotel revenues increased 6.8% to $5.0 million from $4.6 million in the 2000 second quarter, as a result of an increase in the average daily room rate ("ADR"), offset, in part, by a decrease in the occupancy rate. The Atlantis' ADR was $55.25 for the 2001 second quarter compared to $51.73 in the second quarter of 2000. The occupancy rate was 92.7% during the 2001 second quarter, down from an occupancy rate of 96.7% during the same period last year. Hotel operating expenses in the 2001 second quarter were 35.5% of hotel revenues, compared to 34.6% in the 2000 second quarter, due primarily to an increase in bad debts expense.

     Other revenues totaled $842 thousand in the second quarter of 2001, down 6.0% from $896 thousand in the second quarter of 2000, primarily reflecting certain non-recurring revenue items in the second quarter of 2000. Other expenses in the 2001 second quarter were 40.6% of other revenues, compared to 39.8% in the 2000 second quarter.

     Selling, general and administrative ("SG&A") expenses were $6.8 million in the 2001 second quarter, compared to $6.1 million in the second quarter of 2000. As a percentage of net revenue, SG&A expenses remained relatively constant at 24.4% in the second quarter of 2001 compared to 24.3% in the 2000 second quarter.

     Interest expense for the 2001 second quarter totaled $2.5 million, an increase of 15.6% from $2.2 million in the second quarter of 2000. The increase in interest expense is due to the accrual of interest payable to the Company's three largest stockholders for their personal guarantee of all bank debt of the Company. Effective January 1, 2001 the Company is compensating the guarantors at the rate of 2% of annual outstanding bank debt per annum until the guarantees are cancelled or the notes are paid off.

Comparison of Operating Results for the Six Month
  Periods Ended June 30, 2001 and 2000

     For the six months ended June 30, 2001, the Company earned $2.0 million, or $0.21 per share (diluted), on net revenues of $51.5 million, compared to earnings of $923 thousand, or $0.10 per share (diluted), on net revenues of $47.6 million during the six months ended June 30, 2000. Operating income for the 2001 six month period totaled $7.5 million, compared to $5.6 million for the same period in 2000.

     Casino revenues for the first six months of 2001 totaled $32.4 million, a 9.5% increase from $29.6 million for the first six months of 2000, reflecting increases in both slot and poker room win. Slot revenues were up 13.5% in the first six months of 2001 compared to the first six months of 2000 due to an increase in the volume of slot machine play for the six month period. Table game revenue for the six months ended June 30, 2001 decreased 4.3% compared to the same period in 2000, primarily due to a decrease in table game hold for the six month period. Poker room revenue increased 30.2% for the six months ended June 30, 2001 compared to the same period last year. Casino operating expenses amounted to 39.4% of casino revenues for the six months ended June 30, 2001, compared to 41.4% for the same period in 2000, primarily due to successful efforts to manage variable expenses.





                                    -10-
     Food and beverage revenues totaled $15.6 million for the six months ended June 30, 2001, an increase of 10.2% from the $14.2 million for the six months ended June 30, 2000, due primarily to an increase in average revenue per cover. Food and beverage operating expenses amounted to 57.0% of food and beverage revenues during the 2001 six month period, compared to 62.3% for the same period in 2000, which was primarily due to a reduction in average food cost of sales and our overall successful efforts to manage variable expenses.

     Hotel revenues for the first six months of 2001 increased 3.4% to $9.1 million, up from $8.8 million for the first six months of 2000, primarily due to an increase in the average daily room rate. While the Atlantis experienced a slight decrease in the occupancy rate during the 2001 six month period of 91.0%, compared to 91.6% for the same period in 2000, the ADR increased to $51.69 for the six month period in 2001, from $51.23 for the same period in 2000. Hotel operating expenses in the first six months of 2001 were 37.3% of hotel revenues, compared to 36.8% for the same period in 2000. This slight increase in operating expenses as a percentage of hotel revenues resulted from increased payroll and operating costs and additional amenities for the expanded hotel.

     Other revenues were $1.6 million for the six months ended June 30, 2001, a decrease of 4.7% from $1.7 million in the same period in 2000, reflecting a non-recurring gain in the second quarter of 2000. Other expenses as a percentage of revenue remained fairly constant at 39.1% and 38.9% for the six month periods ended June 30, 2001 and 2000, respectively.

     Selling, general and administrative expenses increased 10.9% to $13.3 million in the first six months of 2001, compared to $12.0 million in the first six months of 2000, primarily as a result of increased marketing expenditures. As a percentage of net revenue, SG&A expenses increased only slightly to 25.9% in the 2001 six month period from 25.3% in the same period in 2000.

     Interest expense for the first six months of 2001 totaled $4.4 million, an increase of 4.0%, compared to $4.2 million for the same period one year earlier. The increase in interest expense is due to the accrual of interest payable to the Company's three largest stockholders for their personal guarantee of all bank debt of the Company. Effective January 1, 2001 the Company is compensating the guarantors at the rate of 2% of annual outstanding bank debt per annum until the guarantees are cancelled or the notes are paid off.

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

     The constitutional amendment approved by California voters in 1999 allowing the expansion of Indian casinos in California will have an impact on casino revenues in Nevada in general, and many analysts have predicted the impact will be more significant on the Reno-Lake Tahoe market. The extent of this impact is difficult to predict, but the Company believes that the impact on the Company versus its Reno competition will be mitigated to an extent due to the Atlantis' emphasis on Reno area residents as a significant base of its business and its proximity to the expanded convention center. However, if other Reno area casinos suffer business losses due to increased pressure from California Indian casinos, they may intensify their marketing efforts to Reno area residents as well.


                                    -11-
     The Company also believes that unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key marketing areas, such as San Francisco or Sacramento, could have a material adverse effect on its business.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 2001, net cash provided by operating activities totaled $6.1 million. Net cash used in investing activities for the same period totaled $1.1 million, which consisted primarily of acquisitions of property and equipment at the Atlantis. Net cash used in financing activities totaled $4.5 million as the Company used funds to reduce long-term debt. As a result, at June 30, 2001, the Company had cash of $7.3 million, compared to $6.8 million at December 31, 2000.

     The Company has an $80 million construction and reducing revolving credit facility with a group of banks (the "Credit Facility"). The principal terms of the Credit Facility are summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. At June 30, 2001, the outstanding balance of the Credit Facility was $72.1 million.

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


                       PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 6, 2001, the Company conducted its annual meeting of stockholders in Reno, Nevada, in which the only action taken was the election of one new director and the re-election of three directors whose term expired in 2001. The results were as follows:

                                               Votes Cast
                                          --------------------
                                                    Against or
             Name of Director Elected        For     Withheld
             ------------------------     --------------------
             Bob Farahi                     9,349,688   14,750
             Ben Farahi                     9,349,688   14,750
             Ronald R. Zideck               9,349,688   14,750
             Stephen L. Cavallaro           9,349,688   14,750

     On June 20, 2001, Mr. Cavallaro resigned from the Board of Directors after accepting a senior executive position with another gaming company. On July 6, 2001, Charles ("Chuck") Scharer was appointed by the Board to fill the vacancy created by Mr. Cavallaro's resignation.

                                   -12-
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits
             Exhibit No.          Description
             -----------          -----------

             None

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




                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)



Date: August 13, 2001                  By:  /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)


                                EXHIBIT INDEX

Exhibit No.     Description                                            Page
No.
-----------     -----------                                        --------

None









                                    -13-