Form 10-Q
period 2001-09-30
MONARCH CASINO & RESORT INC
filed 2001-11-13
CIK 907242

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2001

                                      or

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

     As of November 9, 2001, there were 9,436,275 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.




                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            Three Months Ended            Nine Months Ended
                                               September 30,                September 30,
                                        --------------------------    --------------------------
                                             2001          2000           2001          2000
                                        ------------  ------------    ------------  ------------
                                         (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
Revenues
  Casino............................... $16,999,809   $ 15,812,024    $49,366,266   $ 45,362,212
  Food and beverage....................   8,277,641      8,116,661     23,899,200     22,292,559
  Hotel................................   5,724,628      5,604,076     14,775,607     14,356,205
  Other................................     940,966        968,159      2,566,639      2,674,310
                                        -----------   ------------    -----------   ------------
     Gross revenues....................  31,943,044     30,500,920     90,607,712     84,685,286
  Less promotional allowances..........  (3,721,404)    (3,959,558)   (10,903,906)   (10,515,705)
                                        -----------   ------------    -----------   ------------
     Net revenues......................  28,221,640     26,541,362     79,703,806     74,169,581
                                        -----------   ------------    -----------   ------------
Operating expenses
  Casino...............................   6,554,379      6,923,629     19,315,168     19,143,656
  Food and beverage....................   4,838,560      5,010,792     13,748,428     13,847,679
  Hotel................................   1,785,388      1,737,449      5,165,409      4,962,350
  Other................................     346,748        371,929        982,510      1,036,124
  Selling, general and administrative..   6,925,282      6,930,928     20,261,583     18,957,890
  Depreciation and amortization........   2,548,013      2,555,859      7,538,787      7,574,260
                                        -----------   ------------    -----------   ------------
     Total operating expenses..........  22,998,370     23,530,586     67,011,885     65,521,959
                                        -----------   ------------    -----------   ------------
     Income from operations............   5,223,270      3,010,776     12,691,921      8,647,622
                                        -----------   ------------    -----------   ------------
Other expense
  Interest expense, net................   1,607,362      2,140,797      5,992,247      6,358,809
                                        -----------   ------------    -----------   ------------
     Total other expense...............   1,607,362      2,140,797      5,992,247      6,358,809
                                        -----------   ------------    -----------   ------------
     Income before income taxes........   3,615,908        869,979      6,699,674      2,288,813
Provision for income taxes.............   1,232,887        287,705      2,280,288        783,514
                                        -----------   ------------    -----------   ------------
     Net Income........................ $ 2,383,021   $    582,274    $ 4,419,386   $  1,505,299
                                        ===========   ============    ===========   ============

Income per share of common stock
  Net income
    Basic.............................. $      0.25   $       0.06    $      0.47   $       0.16
    Diluted............................ $      0.25   $       0.06    $      0.47   $       0.16

  Weighted average number of common
   shares and potential common
   shares outstanding
    Basic..............................   9,436,275      9,436,275      9,436,275      9,436,275
    Diluted............................   9,480,840      9,481,878      9,477,677      9,479,076

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30,    December 31,
                                                              2001            2000
                                                        --------------   -------------
                                                          (Unaudited)
ASSETS
Current assets
  Cash................................................. $   8,308,938   $   6,783,998
  Receivables, net.....................................     3,171,646       2,963,648
  Federal income tax refund receivable.................           -           417,135
  Related party receivables............................        66,392          62,920
  Inventories..........................................       893,848       1,099,285
  Prepaid expenses.....................................     1,988,466       1,875,909
  Prepaid federal income taxes ........................           -           154,281
  Deferred income taxes................................     2,197,180       2,045,651
                                                        -------------    ------------
     Total current assets..............................    16,626,470      15,402,827
                                                        -------------    ------------
Property and equipment
  Land.................................................    10,339,530      10,339,530
  Land improvements....................................     3,173,676       3,173,926
  Buildings............................................    78,955,538      78,955,538
  Building improvements................................     4,763,904       4,733,595
  Furniture and equipment..............................    53,888,561      50,924,021
                                                        -------------    ------------
                                                          151,121,209     148,126,610
  Less accumulated depreciation and amortization.......   (44,995,727)    (37,816,876)
                                                        -------------    ------------
                                                          106,125,482     110,309,734
  Construction in progress.............................       172,959             -
                                                        -------------    ------------
     Net property and equipment........................   106,298,441     110,309,734
                                                        -------------    ------------
Other assets, net......................................       532,315         678,247
                                                        -------------    ------------
     Total assets...................................... $ 123,457,226   $ 126,390,808
                                                        =============   =============

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30,    December 31,
                                                              2001            2000
                                                        --------------   -------------
                                                          (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt................. $   6,313,380   $   7,537,893
  Accounts payable.....................................     5,543,645       8,234,219
  Accounts payable construction........................           -            34,650
  Accrued expenses.....................................     7,734,351       5,690,888
  Federal income taxes payable.........................     1,077,917             -
                                                        -------------    ------------
     Total current liabilities.........................    20,669,293      21,497,650

Long-term debt, less current maturities................    66,577,277      73,480,788
Deferred income taxes..................................     4,962,608       4,583,708

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued......................           -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 outstanding...............................        95,363          95,363
  Additional paid-in capital...........................    17,241,788      17,241,788
  Treasury stock, at cost..............................      (329,875)       (329,875)
  Retained earnings....................................    14,240,772       9,821,386
                                                        -------------    ------------
     Total stockholders' equity........................    31,248,048      26,828,662
                                                        -------------    ------------
     Total liabilities and stockholders' equity........ $ 123,457,226   $ 126,390,808
                                                        =============   =============

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
               CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS

                                                               Nine Months Ended
                                                                 September 30,
                                                         ----------------------------
                                                              2001            2000
                                                         ------------    ------------
                                                          (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income............................................ $  4,419,386    $  1,505,299
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.......................    7,673,357       7,710,391
    Gain on disposal of assets..........................       (8,696)        (89,995)
    Deferred income taxes...............................      227,371         583,512
    Decrease (increase) in receivables, net.............      205,665      (1,822,482)
    Decrease in inventories.............................      205,437         313,302
    Decrease in prepaid expenses........................       41,724         246,418
    Decrease in other assets............................        8,765          16,306
    Decrease in accounts payable........................   (2,690,574)       (685,412)
    Increase in accrued expenses and
     federal income taxes payable.......................    3,121,380       1,445,745
                                                         ------------    ------------
     Net cash provided by operating activities..........   13,203,815       9,223,084
                                                         ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets..........................       49,045         240,023
  Acquisition of property and equipment.................   (2,416,129)     (2,018,065)
  Decrease in accounts payable construction.............      (34,650)       (904,700)
                                                         ------------    ------------
     Net cash used in investing activities..............   (2,401,734)     (2,682,742)
                                                         ------------    ------------
Cash flows from financing activities:
  Principal payments on long-term debt..................   (9,277,141)     (6,374,760)
                                                         ------------    ------------
     Net cash used in financing activities..............   (9,277,141)     (6,374,760)
                                                         ------------    ------------

     Net increase in cash...............................    1,524,940         165,582

Cash at beginning of period.............................    6,783,998       6,367,507
                                                         ------------    ------------
Cash at end of period................................... $  8,308,938    $  6,533,089
                                                         ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest,
   net of capitalized interest.......................... $  5,315,115    $  5,932,562
  Cash paid for income taxes............................      975,000             -

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts............... $  1,149,117    $    350,507

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                       MONARCH CASINO & RESORT, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Monarch Casino & Resort, Inc. ("Monarch") was incorporated in 1993. Monarch's wholly-owned subsidiary, Golden Road Motor Inn, Inc. ("Golden Road"), owns and operates the Atlantis Casino Resort (the "Atlantis"), a hotel/casino facility in Reno, Nevada. Unless stated otherwise, "Monarch" or the "Company", collectively refers to Monarch and its Golden Road subsidiary.

     The consolidated financial statements include the accounts of Monarch and Golden Road. Intercompany balances and transactions are eliminated.

Use of Estimates

     In preparing these financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the year. Actual results could differ from those estimates.

Reclassifications

     Certain amounts in the three and nine months ended September 30, 2000 condensed consolidated financial statements have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on the Company's previously reported net income.

Related Party Receivables

     Receivables from officers, employees, or affiliated companies are primarily for banquet related services and are priced at the retail value of the goods or services provided.

Shareholder Guarantee Fees

     All of the Company's bank debt is personally guaranteed by the Company's three largest stockholders. Effective January 1, 2001 the Company is compensating the guarantors at the rate of 2% per annum on the average outstanding bank debt per quarter until the guarantees are cancelled or the notes are paid off. In recording these shareholder guarantee fees, the Company has accrued interest expense of $364,783 and $1,146,422, respectively, for the three and nine months ended September 30, 2001.

NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements for the three month and nine month periods ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2000. The results for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any other period.

NOTE 3.     EARNINGS PER SHARE

     The Company reports "basic" earnings per share and "diluted" earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic earnings per share is computed by dividing reported net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options.

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                 Three Months Ended September 30,
                                -----------------------------------
                                      2001               2000
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic..................... 9,436   $  0.25    9,436   $  0.06
     Effect of dilutive
      stock options............    45        -        46        -
                                -----    ------    -----    ------
     Diluted................... 9,481   $  0.25    9,482   $  0.06
                               ======   =======   ======   =======

                                  Nine Months Ended September 30,
                                -----------------------------------
                                      2001               2000
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic..................... 9,436   $  0.47    9,436   $  0.16
     Effect of dilutive
      stock options............    42        -        43        -
                                -----    ------    -----    ------
     Diluted................... 9,478   $  0.47    9,479   $  0.16
                               ======   =======   ======   =======

     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and their inclusion would be antidilutive.


                                  Three Months Ended September 30,
                                -----------------------------------
                                      2001               2000
                                ----------------   ----------------
Options to purchase shares of
  common stock (in thousands)...         8                 16
Exercise prices.................   $5.68-$5.94        $5.50-$6.00
Expiration dates................    9/03-2/10          6/03-2/10

                                  Nine Months Ended September 30,
                                -----------------------------------
                                      2001               2000
                                ----------------   ----------------
Options to purchase shares of
  common stock (in thousands)...        20                 24
Exercise prices.................   $5.50-$5.94        $5.25-$6.00
Expiration dates................    9/03-2/10          6/03-2/10

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


RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended September 30, 2001 and 2000

     For the three month period ended September 30, 2001, the Company earned $2.4 million, or $0.25 per share, on net revenues of $28.2 million, compared to earnings of $582 thousand, or $0.06 per share, on net revenues of $26.5 million for the three months ended September 30, 2000. The Company's income from operations totaled $5.2 million in the 2001 third quarter, an increase of 73.5% when compared to $3.0 million in the 2000 third quarter. Both net revenues and net income for the third quarter of 2001 constitute new third quarter records for the Company, and net revenues increased 6.3% and net income increased 309.3% when compared to last year's third quarter.

     Casino revenues totaled $17.0 million in the third quarter of 2001, a 7.5% increase from $15.8 million in the 2000 third quarter, reflecting an increase in slot, keno, and poker win and a decrease in table game win. Slot revenues were up 10.7% in the third quarter of 2001 compared to the third quarter of 2000 due to an increase in the volume of slot machine play. Table game revenues were down 6.4% in the third quarter of 2001 compared to the third quarter of 2000 due to a decrease in table game win percentage for the three month period. Keno and poker room revenues both showed strong third quarter increases at 25.6% and 24.3%, respectively, over the third quarter of 2000. Casino operating expenses dropped to 38.6% of casino revenues in the 2001 third quarter compared to 43.8% in the 2000 third quarter, primarily due to efforts to reduce controllable expenses.

     Food and beverage revenues for the 2001 third quarter totaled $8.3 million, an increase of 2.0% compared to $8.1 million for the 2000 third quarter, primarily due to a slight decrease in covers offset by a 5.9% increase in average revenue per cover. Food and beverage operating expenses during the 2001 third quarter amounted to 58.5% of food and beverage revenues, down from 61.7% for the third quarter of 2000. The improved margins are primarily the result of a reduction in both the average cost of sales and variable operating expenses.

     Hotel revenues in the 2001 third quarter increased 2.2% to $5.7 million from $5.6 million in the 2000 third quarter as a result of a decrease in the average daily room rate, offset by an occupancy rate increase of 1.6 percentage points. The Atlantis' average daily room rate ("ADR") was $60.55 for the 2001 third quarter, down from $62.68 in the third quarter of 2000. During the third quarter of 2001, the Atlantis experienced a 96.1% occupancy rate, up from a 94.5% occupancy rate for the same period in 2000. The impact of the September 11 tragedy on hotel occupancy was negligible. Hotel operating expenses remained relatively constant in the 2001 third quarter at 31.2% of hotel revenues, compared to 31.0% for the same quarter in 2000.

     Other revenues in the 2001 third quarter totaled $941 thousand, down 2.8% from $968 thousand in the 2000 third quarter, primarily due to a reduction in commissions received in the 2001 third quarter compared to the 2000 third quarter. Other expenses decreased slightly as a percentage of other revenues, decreasing to 36.9% in the 2001 third quarter from 38.4% in the 2000 third quarter.

     Selling, general and administrative expenses were $6.9 million in the 2001 third quarter or 24.5% of net revenues, compared to $6.9 million or 26.1% of net revenues in the third quarter of 2000. The continuing decrease in these expenses as a percentage of revenues reflects certain economies of scale achieved from the Atlantis expansion that was completed in 1999.

     Interest expense for the 2001 third quarter totaled $1.6 million, down 24.9% from $2.1 million in the third quarter of 2000, despite the addition of shareholder debt guarantee fees of nearly $365 thousand included in interest expense for the third quarter of 2001. The decrease in interest expense reflects both a decrease in applicable variable interest rates and a decrease in the related average outstanding principal.


Comparison of Operating Results for the Nine Month
  Periods Ended September 30, 2001 and 2000

     For the nine months ended September 30, 2001, the Company earned $4.4 million, or $0.47 per share, on net revenues of $79.7 million, compared to earnings of $1.5 million, or $0.16 per share, on net revenues of $74.2 million during the nine months ended September 30, 2000. Income from operations for the 2001 nine month period totaled $12.7 million, an increase of 46.8% compared to $8.6 million for the same period in 2000. Both net revenues and net income for the first nine months of 2001 reflect record highs for any of the Company's comparable nine month periods, and net revenues increased 7.5% and net income increased 193.6% when compared to the nine months period of 2000.

     Casino revenues for the first nine months of 2001 represent a new Company record totaling $49.4 million, an increase of 8.8% from $45.4 million for the first nine months of 2000. The increase in casino revenues is due to an increase in slot, keno, and poker win and a decrease in table game win. Slot revenues were up 12.5% in the first nine months of 2001 compared to the first nine months of 2000 due to an increase in the average win per slot machine. Table game revenues for the nine months ended September 30, 2001 decreased by 5.1% compared to the same period in 2000, due to a decrease in table game win percentage for the nine month period. Keno and poker room revenues both showed strong increases for the nine month period at 9.3% and 28.1%, respectively, over the nine months of 2000. Casino operating expenses amounted to 39.1% of casino revenues for the nine months ended September 30, 2001, compared to 42.2% for the nine month period ended September 30, 2000, primarily due to a decrease in operating costs.

     Food and beverage revenues totaled $23.9 million for the nine months ended September 30, 2001, an increase of 7.2% from the $22.3 million for the nine months ended September 30, 2000, primarily due to a slight decrease in covers offset by a 9.3% increase in average revenue per cover. Food and beverage operating expenses during the nine month period ended September 30, 2001 amounted to 57.5% of food and beverage revenues, down from 62.1% for the period ended September 30, 2000. The improved margins are primarily the result of a reduction in both the average cost of sales and variable operating expenses.

     Hotel revenues for the first nine months of 2001 increased 2.9% to $14.8 million from $14.4 million for the first nine months of 2000. The increase reflects a slight decrease in ADR offset by a slight increase in occupancy rate during the nine month period of 2001 compared to the same period in 2000. The Atlantis' ADR was $54.72 for the nine month period in 2001, down slightly from $54.88 for the same period in 2000. The Atlantis experienced a 92.7% occupancy rate for the 2001 nine month period, slightly up from a 92.6% occupancy rate for the 2000 nine month period. Hotel operating expenses for the nine month period ended September 30, 2001 increased to 35.0% of hotel revenues compared to 34.6% for the first nine months of 2000.

     Other revenues decreased by 4.0% to $2.6 million for the 2001 nine month period compared to $2.7 million for the same period in 2000, primarily due to a gain on sale of assets in the 2000 nine month period. Other expenses as a percentage of revenue remained fairly constant for the nine month period in 2001 at 38.3%, compared to 38.7% for the same period in 2000.

     Selling, general and administrative expenses were $20.3 million in the first nine months of 2001, or 25.4% of net revenues, compared to $19.0 million or 25.6% of net revenues in the first nine months of 2000. As a percentage of net revenues, these expenses remained relatively constant.

     Interest expense for the first nine months of 2001 totaled $6.0 million, down 5.8% from $6.4 million in the first nine months of 2000, despite the addition of shareholder debt guarantee fees of approximately $1.1 million included in interest expense for the first nine months of 2001. The decrease in interest expense reflects both a decrease in applicable variable interest rates and a decrease in the related average outstanding principal.


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

     The September 11 terrorist attacks will have an impact on the Company, however, given that the business depends on all segments of the market, locals, travel and tourism, and convention visitors, and not just one segment of the market, the Company does not expect the September 11 tragedy to have a major impact on its business.


LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 2001, net cash provided by operating activities totaled $13.2 million. Net cash used in investing activities for the same period totaled $2.4 million, which consisted primarily of acquisitions of property and equipment at the Atlantis. Net cash used in financing activities totaled $9.3 million, as the Company used funds to reduce long-term debt. At September 30, 2001 the Company had cash of $8.3 million compared to $6.5 million at September 30, 2000.

     The Company has a reducing revolving credit facility with a group of banks (the "Credit Facility"). At September 30, 2001, the total loan commitment available on the Credit Facility was $68.9 million, of which $67.9 million was outstanding. This facility is guaranteed by certain of the Company's shareholders who, beginning in 2001, earn a fee equal to 2% per annum of the quarterly average outstanding amount. As of September 30, 2001, approximately $1.1 million is due and payable to these shareholders for such guarantees. The principal terms of the Credit Facility are summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The Company believes that its existing cash balances, cash flow from operations, borrowings available under the Credit Facility, and equipment financing will provide the Company with sufficient resources to fund its operations, meet its existing debt obligations, and fulfill its capital expenditure requirements; however, the Company's operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating planned capital expenditures, selling assets, restructuring debt, or obtaining additional equity capital.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not utilize derivative transactions to hedge the Company's exposure to interest rate changes.

                         PART II.  OTHER INFORMATION

None



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)


Date:  November 13, 2001               By:/s/Ben Farahi
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)