Form 10-K
period 2001-12-31
MONARCH CASINO & RESORT INC
filed 2002-03-26
CIK 907242

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 19, 2002, based on the closing price as reported on The Nasdaq Stock Market(SM) of $11.10 per share, was approximately $25,872,713.

     As of March 19, 2002, Registrant had outstanding 9,436,275 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's Annual Meeting of Stockholders for the year ended December 31, 2001, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

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



































                                     -2-
                                    PART I

ITEM 1. BUSINESS

     Monarch Casino & Resort, Inc., through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. ("Golden Road"), owns and operates the tropically-themed Atlantis Casino Resort, a hotel/casino facility in Reno, Nevada (the "Atlantis"). Unless otherwise indicated, "Monarch" or the "Company" refers to Monarch Casino & Resort, Inc. and its Golden Road subsidiary. Monarch was incorporated in 1993 under Nevada law for the purpose of acquiring all of the stock of Golden Road. The principal asset of Monarch is the stock of Golden Road, which holds all of the assets of the Atlantis. The Company's principal executive offices are located at 1175 West Moana Lane, Suite 200, Reno, Nevada 89509, telephone (775) 825-3355.

THE ATLANTIS CASINO RESORT

     Through Golden Road, the Company owns and operates the tropically-themed Atlantis, which is located approximately three miles south of downtown Reno in the generally more affluent southwest area of Reno. The Atlantis features approximately 51,000 square feet of casino space interspersed with waterfalls and water features, giant artificial palm trees, thatched-roof huts, and other tropical features; a hotel and a motor lodge with a total guest room count of 980 available rooms; nine food outlets; a nightclub; an enclosed pool with waterfall features in addition to an outdoor pool; health club; two retail outlets featuring traditional "gift shop" merchandise as well as clothing and other merchandise; an 8,000 square-foot family entertainment center; and approximately 25,000 square feet of banquet, convention and meeting room space.

     The Atlantis is the closest hotel casino to the Reno Sparks Convention Center (the "Convention Center"), and the only hotel-casino located within easy walking distance of the Convention Center, which is currently under a $105 million expansion and renovation, scheduled to be completed in mid-July, 2002. Once completed, the Convention Center will offer approximately 490,000 square feet consisting of 381,000 square feet of contiguous exhibition space in addition to 79,000 square feet of meeting room space and a 30,000 square-foot ballroom.

     CASINO. The Atlantis' casino features 37 table games, including blackjack, craps, roulette, "Let it Ride(TM)", "Three Card Poker(TM)", "Fortune Pai Gow Poker(TM)", and "Royal Match(TM)"; approximately 1,500 slot and video poker machines; a race and sports book (which is operated by an independent third party pursuant to a lease arrangement with the Company); keno; and a poker room. During the year ended December 31, 2001, 77.3% of the Atlantis' casino revenue was from slot and video poker machines, 19.8% was from table games, and 2.9% was from keno, the poker room and sportsbook lease income.

     The Atlantis offers what the Company believes to be higher-than-average payout rates on slot machines relative to other Northern Nevada area casinos and has adopted liberal rules for its blackjack games which include using mostly single decks of cards at its tables and allowing the player to "double down" on the first two cards. The Company attracts high-end players through upgraded property amenities and services and aggressive extension of credit after careful credit history evaluation.

     LODGING. The Atlantis features three contiguous high-rise hotel towers offering a total of 831 available rooms and suites, and a low-rise motor lodge offering another 149 available rooms, for a total guest room count of 980 available rooms. The first of the three hotel towers was completed in April 1991 and contains 160 rooms and suites in 13 stories, and is currently undergoing a $3 million complete interior renovation, which is scheduled to be completed in spring 2002. The second hotel tower was completed in September 1994 and contains 283 rooms and suites in 19 stories. The third tower was completed in June 1999 and contains 388 rooms and suites in 28 stories. The rooms on the top seven floors in the newest tower are larger than the standard guest rooms by nearly 20% and feature private elevator access, upscale accommodations, and a private concierge service.

     The Atlantis' hotel rooms feature fresh, colorful interior decorations and furnishings consistent with the Atlantis' tropical theme, as well as nine-foot ceilings (most standard hotel rooms feature eight-foot ceilings), which give the rooms an open and spacious feel. The newest hotel tower features a four story waterfall with an adjacent swimming pool in a climate controlled, five story glass enclosure, which shares an outdoor third floor pool deck with an outdoor swimming pool and whirlpool. The health club is located adjacent to the swimming areas. The hotel also features glass elevators rising the full 19 and 28 stories of the two taller hotel towers, providing panoramic views of the Reno-Sparks area and the Sierra Nevadas, a majestic mountain range separating Nevada from California.

     The two-story, 149-room motor lodge, which has been operated by the Company since 1973, is located on the back half of the Atlantis' 13-acre site. The motor lodge rooms, which are also decorated and furnished consistently with the Atlantis' tropical theme, contain less average square footage than the tower hotel rooms and have standard eight-foot ceilings. The Company believes the motor lodge rooms appeal to value conscious travelers who still want to enjoy the experience of, and amenities associated with, a stay at a first-class hotel casino resort.

     The average occupancy rate at the Atlantis for fiscal years 2001, 2000, and 1999 was 91.1%, 90.8%, and 86.8%, respectively.

     DINING. The Atlantis features six restaurants, one snack bar, and two gourmet coffee bars. They include the 640-seat Toucan Charlie's Buffet & Grill, which features a wide variety of standard hot food line selections, salads and seafood, and specialty substations featuring made to order items such as Mongolian Barbecue, fresh Southwest and Asian specialties, meats roasted in wood-fired rotisserie ovens, and two salad stations; the aquatic-themed 135-seat Atlantis Seafood Steakhouse gourmet restaurant; the upscale, intimate 230-seat MonteVigna Italian Ristorante, featuring a centrally located wine "cellar" and seasonal outdoor terrace; the 85-seat Oyster Bar restaurant in the Sky Terrace, featuring seafood flown in daily and soups and bisques made to order; a 178-seat twenty-four hour coffee shop; a 104-seat cafe restaurant featuring pizzas from a wood-fired, brick oven; and a snack bar and soda fountain. There are two gourmet coffee bars, one located in the Sky Terrace, and the other located adjacent to the Xanadu Lounge next to the 28-story elevator lobby, both featuring fine specialty coffee drinks and pastries and desserts made fresh daily in the Atlantis bakery.

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

     Capital expenditures at the Atlantis totaled approximately $4.5, $3.9 million, and $46.1 million in fiscal years 2001, 2000, and 1999, respectively. In 2001, capital expenditures consisted primarily of renovations of hotel room suites in the third tower, continued acquisition of and upgrades to slot machines, computer information system equipment and various other furniture, fixtures and equipment to upgrade existing facilities. Capital expenditures during 2000 included renovation of the high-limit slot area, construction of new public restrooms on the casino floor, new slot machine equipment, and various other furnishings, fixtures & equipment to maintain the existing facilities. The capital expenditures during 1999 were a combination of construction costs and the cost of furnishing the completed Atlantis expansion with fixtures and equipment.

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

Accordingly, the Atlantis provides a large, diverse selection of video poker machines. Moreover, the Company believes that Locals tend to seek out and frequent those casinos with higher-than-average payout rates on slot and video poker machines relative to other Northern Nevada area casinos and liberal rules on table games. The Company believes that the Atlantis offers higher-than-average payout rates on slot machines, and has adopted liberal rules for its blackjack games which include using single decks of cards at its tables and allowing players to "double down" on the first two cards.

     NON-CONVENTIONEER VISITORS. Reno is a popular gaming and vacation destination which enjoys direct freeway access to nearly all major northern California population centers, and non-stop air service from most large cities in the western United States as well as many Midwest and southern population centers such as Chicago, Dallas and Minneapolis. The principal segments of Reno's non-conventioneer visitor market are leisure travelers, package tour and travel customers, and higher-level wagerers. The Company attempts to maximize its gaming revenues and hotel occupancy through a balanced marketing approach addressing each market segment.

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

     CONVENTIONEERS. Convention business, like package tour and travel, generates mid-week customer visits and supplements occupancy during low-demand periods. Conventioneers typically also pay higher average room rates than non-conventioneers. The Company seeks those convention and meeting groups which it believes will materially enhance the Atlantis' average occupancy rate and average daily room rates, as well as those the Company believes will be more likely to gamble. As the only hotel casino within easy walking distance of the Convention Center, the Company believes the Atlantis is uniquely positioned to capitalize on this segment. The Company believes that this market segment is presently underserved in the Reno area, and that the additional rooms and amenities accompanying the completed Atlantis expansion enhances the Company's ability to realize the potential of this market segment.

     The Company markets to all customer segments, including conventioneers, on the basis of the quality and ambiance of the Atlantis facility, friendly efficient service, the quality and relative value of its rooms and food and beverage offerings, entertainment offerings, promotions, and gaming values.

     The Company offers a frequent player club, "Club Paradise," which allows the Atlantis' customers to earn rewards and special privileges based on the amount of their play, while at the same time allowing the Company to track the play of those customers utilizing a computerized player tracking system. The Company uses this information to determine appropriate levels of complimentary awards, and also in its direct marketing efforts. The Company believes that Club Paradise significantly enhances the Company's ability to build customer loyalty and generate repeat customer visits.

COMPETITION

     Competition in the Reno area gaming market is intense. Based on information obtained from the December 31, 2001 Gaming Revenue Report published by the Nevada State Gaming Control Board and Company estimates, the Company believes that there are approximately 12 casinos in the Reno area which generate more than $12 million each in annual gaming revenues, approximately 7 of which are located in downtown Reno.

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

     The Company believes that the Atlantis' primary competition for non-conventioneer visitors comes from other large-scale casinos, including those located in downtown Reno and those located away from downtown Reno, that offer amenities that appeal to middle to upper-middle income customers. The Company competes for non-conventioneer visitors on the basis of the desirability of its location, the quality and ambiance of the Atlantis facility, friendly efficient service, the quality and relative value of its rooms and food and beverage offerings, entertainment offerings, promotions, and gaming values. The Company believes that its location away from downtown Reno is appealing to many customers who prefer to avoid the more congested downtown area; however, the Atlantis' location is a disadvantage in that it does not afford the Company the ability to generate walk-in traffic (except with respect to persons attending events at the Convention Center), which is a significant source of customers for some casinos located in downtown Reno.

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

     The constitutional amendment approved by California voters allowing the expansion of Indian gaming in the form of casinos in California will have an impact on casino revenues in Nevada in general, and many analysts have predicted the impact will be more significant on the Reno-Lake Tahoe market. The extent of this impact is difficult to predict, but the Company believes that the impact on the Company will be mitigated to an extent due to the Atlantis' emphasis on Reno area residents as a significant base of its business and the future potential of convention business due to its proximity to the expanding convention center due for completion in July, 2002. Other Reno area casinos may intensify their marketing efforts to Reno area residents if they suffer business losses due to increased pressure from California Indian casinos which may impact the Company's customer base and, consequently, revenues. However, the Company believes its numerous amenities such as a wide array of restaurants, a video arcade, banquet facilities and surface parking are a key factor in the Company's ability to attract Reno area residents which competitor facilities will not easily be able to match without major capital expenditures.

     Certain experienced Nevada gaming operators have agreements to build and manage Indian casino facilities near Sacramento, one of Reno's key feeder markets. Once these facilities receive all the required permits and are built, they could provide an alternative to Reno area casinos, especially during certain winter periods when auto travel through the Sierra Nevada is hampered.

     The Company believes that the legalization of unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key marketing areas, such as San Francisco or Sacramento, could have a material adverse impact on its business.

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

EMPLOYEES

     As of March 19, 2002, the Company had approximately 1,848 employees. None of the Company's employees are covered by collective bargaining agreements.
The Company believes that its relationship with its employees is good.


ITEM 2. PROPERTIES

     The Company's properties consist of:

     (a) The approximately 13 acre site in Reno, Nevada on which the Atlantis is situated, including the hotel towers, casino, restaurant facilities and surrounding parking is, in part or in whole, held subject to trust deed encumbrances in favor of financial institutions totaling approximately $67.3 million as of March 19, 2002.

     (b) An approximately 16 acre site in Reno, Nevada adjacent to the Atlantis and connected to the Atlantis by the Sky Terrace, includes approximately eleven acres of paved parking used for customer, employee and valet parking. The remainder of the site is undeveloped. This site is compliant with all casino zoning requirements and is suitable and available for future expansion of the Atlantis facilities, parking, or complimentary resort and/or entertainment amenities. The Company has not determined what the ultimate use of this site will be. These 16 acres are held subject to a trust deed encumbrance in the approximate amount of $66.3 million as of March 19, 2002, which amount is also secured by the 13 acre site. This $66.3 million debt is included in the $67.3 million indicated in ITEM 2 (a) above.

ITEM 3. LEGAL PROCEEDINGS

     On April 26, 1994, and May 10, 1994, complaints in purported class action lawsuits (William Poulos v. Caesars World, Inc. et al., Case No. 94-478-Civ-Orl-22, and William H. Ahern v. Caesars World, Inc. et al., Case No. 94-532-Civ-Orl-22, respectively) were filed in the United States District Court for the Middle District of Florida (the "Florida Complaints") and were subsequently transferred to the United States District Court for the District of Nevada, Southern Division (the "Nevada District Court"). On September 26, 1995, a complaint in a purported class action lawsuit (Larry Schrier v. Caesars World, Inc. et al., Case No. 95-923-LDG (RJJ)) was filed in Nevada District Court (along with the Florida Complaints, the "Complaints"). The Complaints allege that manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company, have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints charge Defendants with violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. The Nevada District Court consolidated the actions (and one other action styled William Poulos v. American Family Cruise Line, NV et al., Case No. CV -S-95-936-LDG (RLH), in which the Company is not a named defendant). Management believes that the substantive allegations in the Complaints are without merit and intends vigorously to defend the allegations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 2001.


                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's common stock trades on The Nasdaq Stock Market(SM) under the symbol MCRI. The following table sets forth the high and low bid prices of the Company's common stock, as reported by The Nasdaq Stock Market(SM), during the periods indicated.

                                   2001             2000
                              --------------   --------------
                               High    Low      High    Low
                              ------  ------   ------  ------
     First quarter...........  5.625   4.125    5.563   3.063
     Second quarter..........  5.400   4.400    5.813   3.813
     Third quarter...........  6.060   5.000    5.813   4.375
     Fourth quarter..........  7.980   5.300    5.875   4.125

     (b) As of March 19, 2002, there were approximately 121 holders of record of the Company's common stock, and approximately 459 beneficial stockholders.

     (c) The Company has never paid dividends. The Company presently intends to retain earnings and use free cash to finance its operating activities, for maintenance capital expenditures and to reduce debt. The Company does not anticipate declaring cash dividends in the foreseeable future. The Company's bank loan agreement also contains provisions which limit Monarch's ability to pay dividends to its stockholders. See Item 8, "FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Note 5."


ITEM 6. SELECTED FINANCIAL DATA

                                                        Years ended December 31,
                                            ------------------------------------------------
(In thousands except per share amounts)        2001<F1>  2000<F2>  1999<F3>  1998<F4>  1997<F5>
--------------------------------------------------------------------------------------------
OPERATING RESULTS
Casino revenues                              $64,908   $59,373   $48,345   $40,717   $37,254
Other revenues                                54,461    51,713    43,227    31,802    30,365
                                             -------   -------   -------   -------   -------
Gross revenues                               119,369   111,086    91,572    72,519    67,619
Promotional allowances                       (14,853)  (14,170)  (12,707)  (10,009)   (8,504)
                                             -------   -------   -------   -------   -------
Net revenues                                 104,516    96,916    78,866    62,511    59,115
Income from operations                        14,132     9,550     3,798     8,083     9,159
Income (loss) before income
  tax and extraordinary item                   6,888     1,386      (945)    5,681     5,722
Income (loss) before
  extraordinary item                           4,602       960      (585)    3,760     3,710
Net income (loss)                            $ 4,602   $   960   $  (585)  $ 3,760   $ 3,526
                                             =======   =======   ========  =======   =======
--------------------------------------------------------------------------------------------
INCOME (LOSS) PER SHARE OF COMMON STOCK
Income (loss) before extraordinary item
     Basic                                   $  0.49   $  0.10   $ (0.06)  $  0.40   $  0.39
     Diluted                                 $  0.49   $  0.10   $ (0.06)  $  0.40   $  0.39
Net income (loss)
     Basic                                   $  0.49   $  0.10   $ (0.06)  $  0.40   $  0.37
     Diluted                                 $  0.49   $  0.10   $ (0.06)  $  0.40   $  0.37
Weighted average number of common shares
  and potential common shares outstanding
     Basic                                     9,436     9,436     9,436     9,436     9,444
     Diluted                                   9,480     9,477     9,436     9,502     9,479
--------------------------------------------------------------------------------------------
OTHER DATA
EBITDA <F6>                                  $24,217   $19,512   $11,720   $13,475   $13,284
Depreciation and amortization                $10,085   $10,101   $ 7,738   $ 4,436   $ 4,125
Interest expense, net                        $ 7,243   $ 8,165   $ 4,742   $ 2,403   $ 3,437
Capital expenditures <F7>                    $ 4,488   $ 3,866   $46,132   $34,482   $ 2,270
--------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                                $121,064  $126,391  $131,654   $96,732   $67,828
Current maturities of long-term debt        $  8,106  $  7,538  $  7,334   $   850   $ 2,244
Long-term debt, less current maturities     $ 64,237  $ 73,481  $ 82,236   $52,310   $32,908
Stockholders' equity <F8>                   $ 31,430  $ 26,829  $ 25,869   $26,453   $22,694












                                     -15-

<F1> 2001 includes a $25 thousand gain on disposal of fixed assets.
<F2> 2000 includes a $139 thousand gain on disposal of fixed assets.
<F3> 1999 includes a $184 thousand loss on disposal of fixed assets.
<F4> 1998 includes a non-cash disposal of fixed assets charge of $956 thousand, primarily from demolition relating to the start of the Atlantis Expansion.
<F5> 1997 includes a $185 thousand non-cash extraordinary loss on early retirement of debt, net of applicable income tax benefit.
<F6> "EBITDA" consists of income from operations plus depreciation, amortization, and loss on disposal of assets less gain on disposal of assets. EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.  This item enables comparison of the Company's performance with the performance of other companies that report
     EBITDA, although some companies do not calculate this measure in the same manner and therefore, the measure as presented, may not be comparable to similarly titled measures presented by other companies.
<F7> Includes amounts financed with debt or capitalized lease obligations.
<F8> The Company paid no dividends during the five year period ended December 31, 2001.








































                                     -16-
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, expansion of Indian casinos in California, Reno-area tourism conditions, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing), outcome of litigation, domestic or global economic conditions including those affected by the events of September 11, 2001 and changes in federal or state tax laws or the administration of such laws.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company prepares its Consolidated Financial Statements in conformity with principles generally accepted in the United States. Certain of the Company's policies, including the estimated lives assigned to the Company's assets, the determination of bad debt, self insurance reserves, credit risk, and the calculation of income tax liabilities, require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company's judgments are based on historical experience, terms of existing contracts, observations of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from Company estimates. To provide an understanding of the methodologies applied, the Company's significant accounting policies are discussed where appropriate in this discussion and analysis and in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2001 Compared with 2000

     For the year ended December 31, 2001, the Company had net income of $4.6 million, or $0.49 per share, on net revenues of $104.5 million, compared to a net income of $1.0 million, or $0.10 per share, on net revenues of $96.9 million for the year ended December 31, 2000. The Company's income from operations totaled $14.1 million for 2001 compared to $9.6 million for 2000. Net revenues for the year 2001 constitute a record high for any of the Company's comparable twelve month periods, due to more efficient operations. A 48.0% increase in net revenue flow to operating income and an 11.3% reduction in interest expense over 2000 were major factors in the increase in Net Income. The Company believes the Atlantis continued to benefit in 2001 from the rapid growth occurring in the residential and industrial communities south of the Atlantis in Reno, and from the increasing popularity of the Atlantis with visitors to the Reno area.

     Casino revenues totaled $64.9 million in 2001, up 9.3% from $59.4 million in 2000, driven by increases in slot, keno and poker game win. Revenue from slot and video poker machines ("slot machines") increased approximately 11.8% in 2001 compared to 2000 due to increased play as a result of the 1999 property expansion and upgrade of facilities and equipment in 2000 and 2001. Table game win increased approximately 1.0% in 2001 compared to 2000 due to an approximate 5.1% increase in table game drop which was offset by a lower win percentage in year 2001 compared to year 2000. Keno and poker room revenues combined increased approximately 6.6% in 2001 over 2000 primarily due to an approximate 24.8% increase in poker revenue as the poker room, which opened in mid 1999, continued to develop a loyal player base. Keno write increased approximately 4.9% in 2001 compared to 2000 as a result of successful efforts to increase play in restaurants and throughout the gaming floor. Casino operating expenses were 40.1% of casino revenues in 2001, compared to 43.0% in 2000. The decrease was due to continued efficiency of operations.

     Food and beverage revenues increased in 2001, up 6.3% to $32.0 million from $30.1 million in 2000, primarily due to an 8% increase in average revenue per cover which was partially offset by a 2.1% decrease in covers. Food and beverage operating expenses decreased to 56.9% of food and beverage revenues in 2001 compared to 61.4% in 2000, due to more efficient operations.

     Hotel revenues totaled $19.0 million in 2001, an increase of 4.1% from $18.3 million in 2000. The increase reflects a slight decrease in average daily occupied room rate offset by a slight increase in occupancy rate during the twelve month period of 2001 compared to the same period in 2000. Year 2001 revenues also include a $3.00 per occupied room energy surcharge that was assessed during the period April 2001 through December 2001 that was not assessed during 2000. The Atlantis' average daily room rate ("ADR") was $53.48 in 2001, compared to $53.59 in 2000. The average occupancy rate at the Atlantis was 91.1% in 2001 compared to 90.8% in 2000. Hotel operating expenses increased to 37.5% of hotel revenues in 2001, compared to 35.2% in 2000. This increase in operating expenses as a percentage of hotel revenues resulted from increased room maintenance costs and an increase in the hotel bad debt reserve.

     Other revenues increased approximately 3.1% in 2001 to $3.5 million from $3.4 million in 2000, reflecting an increase in sales from the logo gift shop, which opened in August 1999. Other expenses were approximately 37.4% of other revenues in 2001, down from 40.1% in 2000, primarily due to continued operating efficiencies of operating the two gift shops.

     Selling, general and administrative ("SG&A") expenses totaled 26.5% of net revenues in 2001, compared to 26.4% in 2000. The slight increase in these expenses as a percentage of revenues reflects increased energy costs, offset to a certain extent by economies of scale from the 1999 Atlantis expansion.

     Depreciation and amortization expense was $10.1 million in 2001, unchanged when compared to 2000.

     Net interest expense for 2001 totaled $7.2 million, down 11.3% from $8.2 million in 2000, due to reduced interest rates and lower debt outstanding. Net interest expense for 2001 included guarantee fees paid to officers of the Company. Starting January 1, 2001, the Company began compensating the officers of the Company for their personal guarantee at the rate of 2.0% of average outstanding guaranteed debt. These guarantee payments totaled approximately $1.5 million in 2001.

2000 Compared with 1999

     For the year ended December 31, 2000, the Company had net income of $1.0 million, or $0.10 per share, on net revenues of $97.0 million, compared to a loss of $0.6 million, or $0.06 per share, on net revenues of $78.9 million for the year ended December 31, 1999. The Company's income from operations totaled $9.6 million for 2000 compared to $3.8 million for 1999. Net revenues for the year 2000 constituted a then-record high for any of the Company's comparable twelve month periods; however, net income was impacted by a 30.5% increase in depreciation and amortization and a 72.2% increase in net interest expense, when compared to 1999, which can be attributed directly to the Atlantis expansion. The Company believes the Atlantis continued to benefit in 2000 from the rapid growth occurring in the residential and industrial communities south of the Atlantis in Reno, and from the increasing popularity of the Atlantis with visitors to the Reno area.

     Casino revenues totaled $59.4 million in 2000, up 22.8% from $48.3 million in 1999, driven by increases in both slot and table game win. Revenue from slot and video poker machines ("slot machines") increased approximately 22.1% in 2000 compared to 1999 due to an almost 15.4% increase in the number of slot machines on average for the year. Table game win increased approximately 24.7% in 2000 compared to 1999 due to an increase in table game drop and an 8.2% increase in the number of table games on average for the year. Also, a new poker room was added as a part of the Atlantis expansion in the third quarter of 1999 generating revenue for twelve months in 2000 compared to a little over five months in 1999. Casino operating expenses were 42.9% of casino revenues in 2000, compared to 44.8% in 1999, primarily due to more efficient operations.

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

     Selling, general and administrative ("SG&A") expenses totaled 26.4% of net revenues in 2000, compared to 29.8% in 1999. The decrease in these expenses as a percentage of revenues reflects the fact that certain payroll and operating costs have not increased to the same extent as revenues have increased because of certain economies of scale from the Atlantis expansion.

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

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

     The constitutional amendment approved by California voters allowing the expansion of Indian casinos in California will have an impact on casino revenues in Nevada in general, and many analysts have predicted the impact will be more significant on the Reno-Lake Tahoe market. The extent of this impact is difficult to predict, but the Company believes that the impact on the Company will be mitigated to an extent due to the Atlantis' emphasis on Reno area residents as a significant base of its business. However, if other Reno area casinos suffer business losses due to increased pressure from California Indian casinos, they may intensify their marketing efforts to Reno area residents as well.

     The Company also believes that unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key non-Reno marketing areas, such as San Francisco or Sacramento, could have a material adverse effect on its business.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its daily hotel and casino activities with net cash provided by operating activities. For the years 2001, 2000, and 1999, net cash provided by operating activities totaled $14.7 million, $12.4 million, and $11.1 million, respectively. During each of the three years, net cash provided by operating activities was sufficient to fund the day to day operating expenses of the Company.

     Net cash used in investing activities, which consisted of acquisitions of property and equipment and the completion of the Atlantis expansion, totaled $3.2 million, $2.8 million, and $38.3 million in 2001, 2000, and 1999, respectively. Total capital expenditures, including amounts financed, were $4.5 million, $3.9 million, and $46.1 million in 2001, 2000, and 1999, respectively. Capital expenditures during 1999 primarily reflect construction costs, fixtures, and equipment associated with the Atlantis expansion. The Company funded the majority of these costs with borrowings available under its $80 million construction credit facility and $4.5 million equipment credit facility (the principal terms of which are summarized in Note 5 in the Notes to Consolidated Financial Statements, see Item 8, "FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements") (collectively, the "Credit Facilities"), together with cash flow from operations. At December 31, 2001, the outstanding balance of the two Credit Facilities was $68.0 million and $2.3 million, respectively.

     Net cash used in financing activities totaled $9.9 million in 2001, with the funds being used primarily to reduce long-term debt. Net cash used in financing activities totaled $9.2 million in 2000 and net cash provided by financing activities were $28.6 million in 1999, as a result of the Company borrowing funds under its bank credit facilities to finance the construction of the Atlantis expansion.

     Contractual cash obligations for the Company as of December 31, 2001 over the next five years are as follows:

                                             Payments Due by Period
                              ------------------------------------------------
Contractual Cash                           Less than       1 to 3       4 to 5
Obligations                    Total         1 year        years        years
                              ------------------------------------------------
Long Term debt                $72,342,844  $ 8,106,296  $64,215,190  $  21,358
Capital Lease Obligations         178,334       52,179      104,358     21,797
Operating Leases                  564,414      161,261      322,522     80,631
                              -----------  -----------  -----------  ---------
Total Contractual Cash        $73,085,592  $ 8,319,736  $64,642,070  $ 123,786
Obligations

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company does not have any cash or cash equivalents as of December 31, 2001 that are subject to market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
MONARCH CASINO & RESORT, INC.:


     We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc., (a Nevada corporation) and subsidiary (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monarch Casino & Resort, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.



/s/Arthur Andersen LLP

Las Vegas, Nevada
February 15, 2002

















                                    -23-
                 MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years ended December 31,
                                         -------------------------------------------
                                              2001           2000            1999
                                         ------------   ------------    ------------
Revenues
  Casino................................ $ 64,907,920   $ 59,372,374   $ 48,344,843
  Food and beverage.....................   31,960,713     30,060,672     25,189,207
  Hotel.................................   19,022,188     18,280,209     14,807,903
  Other.................................    3,478,171      3,372,732      3,230,489
                                         ------------   ------------    ------------
     Gross revenues.....................  119,368,992    111,085,987     91,572,442
  Less promotional allowances...........  (14,853,399)   (14,170,422)   (12,706,786)
                                         ------------   ------------    ------------
     Net revenues.......................  104,515,593     96,915,565     78,865,656
                                         ------------   ------------    ------------
Operating expenses
  Casino................................   26,036,133     25,488,435     21,659,138
  Food and beverage.....................   18,171,412     18,453,229     16,135,529
  Hotel.................................    7,133,937      6,429,915      4,889,968
  Other.................................    1,300,419      1,350,947      1,132,640
  Selling, general and administrative...   27,656,572     25,541,559     23,512,414
  Depreciation and amortization.........   10,085,331     10,101,268      7,738,029
                                         ------------   ------------    ------------
     Total operating expenses...........   90,383,804     87,365,353     75,067,718
                                         ------------   ------------    ------------
     Income from operations.............   14,131,789      9,550,212      3,797,938
                                         ------------   ------------    ------------
Other expense
  Interest expense, net.................   (7,243,330)    (8,164,697)    (4,742,475)
                                         ------------   ------------    ------------
     Total other........................   (7,243,330)    (8,164,697)    (4,742,475)
                                         ------------   ------------    ------------
     Income (loss) before income taxes..    6,888,459      1,385,515       (944,537)
Provision (benefit) for income taxes....    2,286,695        425,434       (359,672)
                                         ------------   ------------    ------------
     Net income (loss).................. $  4,601,764   $    960,081   $   (584,865)
                                         ============   ============    ============

INCOME (LOSS) PER SHARE OF COMMON STOCK
Net income (loss)
     Basic..............................    $    0.49      $    0.10      $   (0.06)
     Diluted............................    $    0.49      $    0.10      $   (0.06)
  Weighted average number of
   common shares and potential
   common shares outstanding
     Basic..............................    9,436,275      9,436,275      9,436,275
     Diluted............................    9,479,830      9,476,732      9,436,275

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.












                                     -24-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                               ----------------------------
                                                    2001            2000
                                               ------------    ------------
ASSETS
Current assets
  Cash........................................$  8,385,743     $  6,783,998
  Receivables, net............................   2,863,939        2,963,648
  Federal income tax refund receivable........     770,019          417,135
  Related party receivables...................       4,759           62,920
  Inventories.................................     976,141        1,099,285
  Prepaid expenses............................   1,635,125        1,875,909
  Prepaid federal income tax..................           -          154,281
  Deferred income taxes.......................   1,146,058        2,045,651
                                               ------------    ------------
     Total current assets.....................  15,781,784       15,402,827
                                               ------------    ------------
Property and equipment
  Land........................................  10,339,530       10,339,530
  Land improvements...........................   3,173,676        3,173,926
  Buildings...................................  78,955,538       78,955,538
  Building improvements.......................   4,763,904        4,733,595
  Furniture and equipment.....................  54,101,471       50,924,021
                                               ------------    ------------
                                               151,334,119      148,126,610
  Less accumulated
   depreciation and amortization.............. (47,164,026)     (37,816,876)
                                              ------------      ------------
                                               104,170,093      110,309,734
  Construction in progress                         625,048                -
                                               ------------    ------------
     Net property and equipment............... 104,795,141      110,309,734

Other assets, net.............................     486,592          678,247
                                               ------------    ------------
                                              $121,063,517     $126,390,808
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




















                                     -25-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                               ----------------------------
                                                    2001            2000
                                               ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $  8,106,296    $  7,537,893
  Accounts payable............................    6,449,087       8,234,219
  Accounts payable construction...............      147,481          34,650
  Accrued expenses............................    5,702,850       5,690,888
                                               ------------    ------------
     Total current liabilities................   20,405,714      21,497,650

Long-term debt, less current maturities.......   64,236,548      73,480,788
Deferred income taxes.........................    4,990,829       4,583,708

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............           -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 outstanding......................       95,363          95,363
  Additional paid-in capital..................   17,241,788      17,241,788
  Treasury stock, at cost....................      (329,875)       (329,875)
  Retained earnings...........................   14,423,150       9,821,386
                                               ------------    ------------
     Total stockholders' equity...............   31,430,426      26,828,662
                                               ------------    ------------
                                               $121,063,517    $126,390,808
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.























                                     -26-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Common Stock
                           --------------------  Additional   Retained
                             Shares               Paid-in     Earnings   Treasury
                           Outstanding  Amount    Capital     (Deficit)    Stock       Total
                           ----------- -------- ------------ ----------- --------   ------------
Balance, January 1, 1999     9,436,275 $ 95,363 $ 17,241,788 $ 9,446,170 $(329,875) $ 26,453,446
  Net loss                       -        -            -      (584,865)      -        (584,865)
                           ----------- -------- ------------ ----------- ---------  ------------
Balance, December 31, 1999   9,436,275   95,363   17,241,788   8,861,305  (329,875)   25,868,581
  Net income                       -        -            -       960,081       -         960,081
                           ----------- -------- ------------ ----------- ---------  ------------
Balance, December 31, 2000   9,436,275   95,363   17,241,788   9,821,386  (329,875)   26,828,662
  Net income                       -        -            -     4,601,764       -       4,601,764
                           ----------- -------- ------------ ----------- ---------  ------------
Balance, December 31, 2001   9,436,275 $ 95,363 $ 17,241,788 $14,423,150 $(329,875) $ 31,430,426
                           =========== ======== ============ =========== =========  ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





































                                     -27-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years ended December 31,
                                                ------------------------------------------
                                                     2001           2000           1999
                                                ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)............................ $  4,601,764   $    960,081  $    (584,865)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization..............   10,264,757     10,275,198      7,919,120
    (Gain) loss on disposal of assets..........      (24,848)      (138,690)       184,206
    Deferred income taxes......................    1,306,714      1,046,666       (324,283)
    Increase in receivables, net...............     (195,014)    (1,406,051)      (732,208)
    Decrease (increase) in inventories.........      123,144        357,317       (709,238)
    Decrease in prepaid expenses...............      395,065         13,929        322,536
    Decrease in other assets...................        8,766         21,742         41,599
    Increase (decrease) in accounts payable....   (1,785,132)       996,135      3,796,255
    Increase in accrued expenses
    and federal income taxes payable...........       11,962        320,839      1,217,812
                                                ------------   ------------   ------------
     Net cash provided by
      operating activities.....................   14,707,178     12,447,166     11,130,934
                                                ------------   ------------   ------------
Cash flows from investing activities:
  Proceeds from sale of assets.................       59,117        386,558         39,993
  Acquisition of property and equipment........   (3,383,643)    (2,264,401)   (31,964,910)
  Changes in accounts payable construction.....      112,831       (907,614)    (6,333,353)
                                                ------------   ------------   ------------
     Net cash used in investing activities.....   (3,211,695)    (2,785,457)   (38,258,270)
                                                ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from long-term borrowings...........    1,500,000             -      30,671,549
  Principal payments on long-term debt.........  (11,393,738)    (9,245,218)    (2,095,849)
                                                ------------   ------------   ------------
     Net cash provided by
     (used in) financing activities............   (9,893,738)    (9,245,218)    28,575,700
                                                ------------   ------------   ------------

     Net increase in cash......................    1,601,745        416,491      1,448,364

Cash at beginning of period....................    6,783,998      6,367,507      4,919,143
                                                ------------   ------------   ------------
Cash at end of period..........................    8,385,743   $  6,783,998   $  6,367,507
                                                ============   ============   ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest, net of
    capitalized interest....................... $  7,799,686   $  7,401,698   $  4,880,664
  Cash paid for income taxes................... $  1,750,000   $        -     $        -

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts...... $  1,217,901   $    694,469   $  7,833,446

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






                                     -28-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

     Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on the previously reported net income (loss).

Capitalized Interest

     The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money. Interest capitalization is ceased when the project is substantially complete. The amounts capitalized during the years ended December 31, 2001, 2000, and 1999 were $0, $0, and $1,550,916, respectively.

Related Party Receivables

     Receivables from officers, employees, or affiliated companies are primarily for banquet related services and are priced at the retail value of the goods or services provided.




                                     -29-
Inventories

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

     Expenditures for maintenance and repairs are expensed as incurred; expenditures for renewals and improvements are generally capitalized.

Casino Revenues

     Casino revenues represent the net win from gaming activity, which is the difference between wins and losses. Additionally, net win is reduced by a provision for anticipated payouts on progressive jackpots and any pre-arranged marker discounts.

Promotional Allowances

     The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:

                                       Years ended December 31,
                               ---------------------------------------
                                   2001          2000          1999
                               -----------   -----------   -----------
     Food and beverage.......  $ 8,151,675   $ 7,914,891   $ 6,769,700
     Hotel...................    1,298,431     1,502,527     1,424,700
     Other...................      154,451       123,835       105,400
                               -----------   -----------   -----------
                               $ 9,604,557   $ 9,541,253   $ 8,299,800
                               ===========   ===========   ===========

Advertising Costs

     All advertising costs are expensed as incurred. Advertising expense, which is included in selling, general & administrative expense, was $3,137,197, $3,018,170, and $3,314,101 for 2001, 2000, and 1999, respectively.




                                     -30-

Disposal of Fixed Assets

     In the year 2001, there was a gain on disposal of fixed assets of approximately $25 thousand, primarily from the sale of used slot and television equipment. In 2000, there was a gain on disposal of fixed assets of approximately $139 thousand, primarily from the sale of used slot equipment.
In 1999, there was a loss on disposal of fixed assets of approximately $184 thousand, primarily related to the disposal of obsolete assets. The above mentioned gains are included in other income while losses are included in selling, general & administrative expenses in the Statements of Operations.

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

Pre-Opening Costs

     During April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5 "Reporting of the Costs of Start-up Activities" effective for fiscal years beginning after December 15, 1998. The new standard requires that all companies expense costs of "start-up" activities as the costs are incurred. The term "start-up" includes pre-opening, pre-operating, and organization activities. Accordingly, the Company has no capitalized "start-up" costs as of December 31, 2001 or 2000 and all "start-up" costs related to projects were expensed as incurred in 1999. The impact of the adoption of SOP 98-5 on the 1999 consolidated financial statements was not material.

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



                                     -31-
     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (Shares in thousands):

                                               Years ended December 31,
                                ------------------------------------------------------
                                       2001               2000               1999
                                ----------------   ----------------   ----------------
                                       Per Share          Per Share          Per Share
                                Shares   Amount    Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------   ------ ---------
Net income (loss)
     Basic.....................  9,436   $ 0.49     9,436   $ 0.10     9,436   $(0.06)
     Effect of dilutive
       stock options...........     44        -        41        -         -        -
                                ------  --------   ------   -------   ------   -------
     Diluted...................  9,480   $ 0.49     9,477   $ 0.10     9,436   $(0.06)
                                ======  ========   ======   =======   ======   =======

     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares:

                                           2001          2000          1999
                                       -----------   -----------   -----------
     Options to purchase shares of
       common stock (in thousands)....       3            19             -
     Exercise prices..................     $5.94     $5.25-$6.00         -
     Expiration dates.................      9/03      6/03-2/10          -


     In accordance with SFAS No. 128, no options were included in the computation of diluted earnings per share in 1999 because the Company reported a loss and the effect of the options would be anti-dilutive.

Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107 "Disclosures About Fair Value of Financial Instruments." The estimated fair value of the Company's financial instruments has been determined by the Company, using available market information and valuation methodologies. However, considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     The carrying amounts of cash, receivables, accounts payable and accrued expenses, and current installments of long-term debt approximate fair value because of the short-term nature of these instruments.

     The fair value of long-term debt is estimated based on the current borrowing rates offered to the Company for debt of the same remaining maturities.

     It is estimated that the carrying amounts of all of the Company's financial instruments approximate fair value at December 31, 2001 and 2000.

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

Guarantee Fees

     The officers of the Company earn a guarantee fee of two percent of the average outstanding guaranteed debt as compensation for their personal guarantees. For the year ended December 31, 2001, the Company paid approximately $1.5 million in guarantee fees to its officers and recorded these amounts as interest expense.

Certain Risk and Uncertainties

     A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Company's operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that would give Indian tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment.

     The Company also relies on non-conventioneer visitors partially comprised
of individuals flying into the Reno area.   The tragic events of September 11,
2001 could have an adverse effect on the Company's revenues from this segment as consumers may need time to restore their confidence in air travel.

Impact of Recently Issued Accounting Standards

     In November 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF 00-14, "Accounting for Certain Sales Incentives." EITF 00-14 requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. The Company currently accounts for sales incentives in accordance with EITF 00-14.

     In February 2001, the EITF reached a partial consensus on EITF 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." The consensus requires that vendors recognize the cash rebate or refund obligation associated with time- or volume-based cash rebates as a reduction of revenue based on a "systematic and rational allocation of the cost of honoring rebates or refunds earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate or refund." The liability for such obligations should be based on the estimated amount of rebates or refunds to be ultimately earned, including an estimation of "breakage" if it can be reasonably estimated. The consensus is applicable beginning in the first quarter of 2001. The Company's adoption of EITF 00-22 in the first quarter of 2001 did not have any effect on previously reported operating income or net income.


NOTE 2.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                          December 31,
                                   -------------------------
                                       2001          2000
                                   -----------   -----------
     Casino....................... $ 2,771,654   $ 2,892,043
     Hotel........................     895,366     1,238,919
     Other........................     122,002       146,944
                                   -----------   -----------
                                     3,789,022     4,277,906
     Less allowance for
       doubtful accounts..........    (925,083)   (1,314,258)
                                   -----------   -----------
                                   $ 2,863,939   $ 2,963,648
                                   ===========   ===========

     The Company recorded bad debt expense of $1,239,368, $665,177, and $548,464, in 2001, 2000, and 1999, respectively.


NOTE 3.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                               December 31,
                                        -------------------------
                                            2001          2000
                                        -----------   -----------
                                                      <C
     Accrued salaries, wages
       and related benefits............ $ 2,820,394   $ 2,292,675
     Progressive slot machine
       and other gaming accruals.......     812,547       891,841
     Accrued gaming taxes..............      67,090       321,026
     Accrued interest..................     274,182     1,009,964
     Other accrued liabilities.........   1,728,637     1,175,382
                                        -----------   -----------
                                        $ 5,702,850   $ 5,690,888
                                        ===========   ===========

NOTE 4.  LEASE COMMITMENTS

     The Company leases certain furniture and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The leases on most of the properties contain renewal provisions.

     Following is a summary of future minimum payments under capitalized leases and under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2001:


                                              Capitalized      Operating
                                                 Leases          Leases
                                             -------------   -------------
     Year ending December 31,
         2002 ..............................   $   52,179      $  161,261
         2003 ..............................       52,179         161,261
         2004 ..............................       52,179         161,261
         2005 ..............................       21,797          80,631
                                              ------------    ------------
     Total minimum lease payments ..........   $  178,334      $  564,414
     Less:  amount representing interest ...      (23,457)    ============
                                              ------------
     Present value of minimum
       capitalized lease payments ..........      154,877
     Less:  current portion ................      (40,893)
                                              ------------
     Long-term capitalized lease
       obligations                             $  113,984
                                              ============


     Capital lease obligations are included with long-term and short-term debt on the balance sheet.

     Assets recorded under capital leases are included in Property and Equipment as follows:

                                               December 31,
                                        -------------------------
                                            2001          2000
                                        -----------   -----------
     Furniture and equipment ..........   $ 221,061     $ 221,061
     Accumulated amortization .........     (66,111)      (22,106)
                                        -----------   -----------
                                           $154,950     $ 198,955
                                        ===========   ===========

     Rental expense for operating leases amounted to $184,656, $104,397, and $20,028, in 2001, 2000, and 1999, respectively as reported in selling, general and administrative expenses in the statement of operations.

NOTE 5.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                             December 31,
                                                                     ----------------------------
                                                                          2001           2000
                                                                     -------------  -------------
     Amounts outstanding under bank reducing revolving
      credit facility, collateralized by substantially
      all property and equipment of Golden Road and guaranteed
      by Monarch and its three largest stockholders, with
      floating interest rates tied to a base rate approximately
      equal to the prime rate or LIBOR (at the Company's option)
      plus a margin which fluctuates according to the Company's
      ratio of funded debt to EBITDA. The weighted average
      interest rate was approximately 4.14% at December 31, 2001, and 9.13% at December 31, 2000.  The loan matures in June
      2004, with all unpaid interest and principal due and payable
      at that time.................................................. $ 68,000,000   $ 74,600,000
     Note payable to bank in the amount of $1,897,597,
      collateralized by real property and guaranteed by Monarch
      and its three largest stockholders, with floating interest rates equal to the three month LIBOR rate plus a margin which fluctuates according to the Company's ratio of funded debt to
      EBITDA.  At December 31, 2001, the interest rate was approximately
      5.1% and was approximately 9.304% at December 31, 2000.
      Interest and scheduled principal payments are payable quarterly until June 2004, with all unpaid interest and principal due
      and payable at that time......................................    1,111,071      1,414,091
     Amount outstanding under bank promissory note for $1,000,000, unsecured and guaranteed by Monarch's three largest stockholders, with a variable initial interest rate of 9.00% and adjusted based on an independent index plus 0.5 percentage points
      over the index. Interest was paid monthly and the note matured on
      April 5, 2001.  At April 5, 2001, the interest rate was
      8.0%........................................................           -           750,000
     Amounts outstanding under bank credit facility for up to
      $4,500,000, collateralized by furniture, fixtures and equipment and guaranteed in full by Monarch and in part by Monarch's three largest stockholders, with interest rates on
      advances fixed at a margin over five year U.S. Treasury
      notes.  At December 31, 2001 and 2000, the Company's weighted average interest rate was 7.44%.  Each advance under the
      credit facility is repaid in 60 monthly installments of
      principal and interest. The balances mature at various dates
      between 2003 and 2004.........................................    2,339,932      3,185,761
     Slot purchase contracts, collateralized by equipment.
      Contracts are non-interest bearing............................      736,964        875,303
     Amounts outstanding under a capital lease, collateralized by
      equipment.....................................................      154,877        192,531
     Notes payable, collateralized by equipment, with
      principal and interest paid monthly through January 2001......           -             995
                                                                     ------------    ------------
                                                                     $ 72,342,844    $81,018,681
     Less current maturities........................................   (8,106,296)    (7,537,893)
                                                                     ------------    ------------
                                                                     $ 64,236,548   $ 73,480,788
                                                                     ============    ============

     THE CREDIT FACILITY. At origination in 1997, the Company had an $80 million reducing revolving term loan credit facility (the "Credit Facility") with a consortium of banks. As of December 31, 2001, maximum borrowing capacity was $68,000,000 of which $68,000,000 was outstanding. The Credit Facility is a direct obligation of Golden Road, and is guaranteed by Monarch. The Credit Facility is also guaranteed individually by John Farahi, Co-Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Monarch and Golden Road and General Manager of the Atlantis; Bahram (Bob) Farahi, Co-Chairman of the Board and President of Monarch and Golden Road; and Behrouz Ben Farahi, Co-Chairman of the Board, Chief Financial Officer, Secretary and Treasurer of Monarch and Golden Road.

     The Company was able to utilize proceeds from the Credit Facility for working capital needs and general corporate purposes relating to the Atlantis and for ongoing capital expenditure requirements at the Atlantis.

     At the Company's option, borrowings under the Credit Facility can accrue interest at a rate designated by the agent bank as its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by the Company will include a margin added to either the Base Rate or to LIBOR that is tied to the Company's ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on the Company's Leverage Ratio, this margin can vary between 0.00 percent and 2.00 percent above the Base Rate, and between 1.50 percent and 3.50 percent above LIBOR. At December 31, 2001, the applicable margin was the Base Rate plus 0.5%, and the applicable LIBOR margin was LIBOR plus 2.0%. The Base Rate at December 31, 2001 was 5.25%, and the LIBOR rate at December 31, 2001 was 4.11%. At December 31, 2001, the Company had $1.5 million in Base Rate loans outstanding and had one LIBOR loan outstanding totaling $66.5 million, for a total obligation of $68.0 million.

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

     The Credit Facility is secured by liens on substantially all of the real and personal property of Golden Road, as well as by the aforementioned parent and personal guarantees. The Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company's assets (including provisions requiring that a minimum amount equal to two percent of the Company's gaming revenues each year must be expended on capital expenditures at the Atlantis), and covenants restricting the Company's ability to merge, transfer ownership of Golden Road, incur additional indebtedness, encumber assets, and make certain investments. The Credit Facility also contains covenants requiring the Company to maintain certain financial ratios, and provisions restricting transfers between Golden Road and Monarch and between Golden Road and other specified persons. The Credit Facility also contains provisions requiring the achievement of certain financial ratios before the Company can repurchase its common stock or pay or declare dividends. The Company is in compliance with all required covenants as of December 31, 2001, and 2000.

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

     Annual maturities of long-term debt as of December 31, 2001, are as follows:


     Year ending December 31,
         2002 .........................  $  8,106,296
         2003 .........................    11,462,282
         2004 .........................    52,752,909
         2005 .........................        21,357
                                         ------------
                                         $ 72,342,844
                                         ============


NOTE 6.  INCOME TAX

     Income tax provision (benefit) consists of the following:

                                                    Years ended December 31,
                                            ---------------------------------------
                                                2001          2000          1999
                                            -----------   -----------   -----------
     Current provision (benefit)........... $ 1,904,759   $ (422,302)   $ (655,843)
     Deferred provision....................     381,936      847,736       296,171
                                            -----------   -----------   -----------
                                            $ 2,286,695   $  425,434    $ (359,672)
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

                                                    Years ended December 31,
                                            ---------------------------------------
                                                2001          2000          1999
                                            -----------   -----------   -----------
     Income tax at the statutory rate......      34.0%         34.0%        (34.0)%
     Non-deductible expenses...............       0.5%          2.5%          3.5%
     Tax credits...........................      (1.3)%        (5.8)%        (7.6)%
                                            -----------   -----------   -----------
                                                 33.2%         30.7%        (38.1)%
                                            ===========   ===========   ===========


     The components of the deferred income tax assets and liabilities at December 31, 2001 and 2000, as presented in the Consolidated Balance Sheets, are as follows:


                                                 2001          2000
                                             -----------    -----------
     CURRENT ASSETS
       Compensation and benefits............ $   292,880    $  207,719
       Bad debt reserves....................     314,395       446,981
       Accrued gaming liabilities...........     100,103       115,850
       Accrued other liabilities............      22,100        27,200
       Alternative minimum tax credit.......     416,580     1,058,204
       Other tax credit and other...........           -       189,697
                                             -----------    -----------
                                               1,146,058     2,045,651
     NONCURRENT ASSETS
       Net operating loss carryforward......           -       422,302
                                             -----------    -----------
         Deferred income tax asset             1,146,058    $2,467,953
                                             ===========    ===========

     NONCURRENT LIABILITIES
       Impairment of assets................. $   (70,196)   $  (70,196)
       Depreciation.........................  (4,643,090)   (4,658,271)
       Land basis...........................    (277,543)     (277,543)
                                             -----------    -----------
         Deferred income tax liability       $(4,990,829)   (5,006,010)
                                             ===========    ===========











                                     -39-
     SFAS No. 109 requires recognition of the future tax benefit of deferred tax assets to the extent realization of such benefits is "more likely than not," otherwise a valuation allowance is applied. Based on the operating history of the Company, management determined that the assets meet the "more likely than not" criteria and therefore no valuation allowance has been recognized as of December 31, 2001.

     As of December 31, 2001, the Company had an alternative minimum tax credit of $416,580 which can be carried forward indefinitely.


NOTE 7.  BENEFIT PLANS

     Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than statutory limits. The Company contributes twenty five cents for each dollar contributed by a participant, with a maximum contribution of 4% of a participant's compensation. The Company's matching contributions were approximately $31,916, $24,097, and $21,770 in 2001, 2000, and 1999, respectively.

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

                                                       Years ended December 31,
                                                ----------------------------------------
                                                    2001          2000          1999
                                                -----------   -----------   ------------
     Net income (loss)          As reported    $ 4,601,764    $   960,081     $ (584,865)
                                Pro forma      $ 4,483,804    $   881,597     $ (803,022)

     Basic earnings (loss)
      per share                 As reported       $   0.49       $   0.10       $  (0.06)
                                Pro forma         $   0.48       $   0.09       $  (0.09)

     Diluted earnings (loss)
      per share                 As reported       $   0.49       $   0.10       $  (0.06)
                                Pro forma         $   0.47       $   0.09       $  (0.09)




                                     -40-
     The fair value of the Company's stock options was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000, and 1999: dividend yield of 0.0% for all periods; expected volatility of 70.4%, 107.8%, and 128.0%, respectively; a weighted average risk free interest rate of 4.36%, 6.0%, and 5.0%, respectively; and expected holding periods of three to nine years.

     Presented below is a summary of the status of the Company's stock options and the related transactions.


                                                     Weighted Average
                                           Shares     Exercise Price
                                          --------   ----------------
     Outstanding at December 31, 1998....  252,200        $ 3.47
      Granted............................    4,800          5.50
      Exercised..........................      -               -
      Forfeited/expired..................  (60,100)        (5.93)
                                           -------          -----
     Outstanding at December 31, 1999....  196,900          3.04
      Granted............................   19,800          5.07
      Exercised..........................       -              -
      Forfeited/expired..................  (63,150)        (4.92)
                                           -------          -----
     Outstanding at December 31, 2000....  153,550          3.19
      Granted............................   28,200          5.14
      Exercised..........................       -              -
      Forfeited/expired..................  (21,850)        (4.95)
                                           -------          -----
     Outstanding at December 31, 2001....  159,900          3.38
                                           =======          =====

     Weighted average fair value of
      options granted during 2001.........  $ 5.14
                                           =======
                             2000.........  $ 5.07
                                           =======
                             1999.........  $ 5.50
                                           =======


                                        Stock Options                Stock Options
                                         Outstanding                  Exercisable
                                   -------------------------   -------------------------
                                      Weighted    Weighted                     Weighted
                                      Average      Average                      Average
        Range of                    Contractual   Exercise                     Exercise
     Exercise Prices    Shares         Life         Price         Shares         Price
     ----------------  ---------    -----------  ----------      --------     ----------
     $2.25 to $2.88     115,500        4.00        $ 2.66          50,000        $ 2.38
     $4.38 to $5.50      33,300        4.00        $ 5.12          18,300        $ 5.23
     $5.68 to $6.00      11,100        4.00        $ 5.73           3,050        $ 5.94
                       --------                                   -------
          Total         159,900                                    71,350
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


NOTE 9.  SELECTED QUARTERLY FINANCIAL DATA

                                                            2001
                            ---------------------------------------------------------------------
                             1st Quarter   2nd Quarter   3rd Quarter   4th Quarter      Total
                             (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                            ------------- ------------- ------------- ------------- -------------
Net revenues .............  $ 23,750,181  $ 27,731,985  $ 28,221,640  $ 24,811,787  $104,515,593
Operating expenses .......  $ 21,425,694  $ 22,587,821  $ 22,998,370  $ 23,371,919  $ 90,383,804
Income from operations ...  $  2,324,487  $  5,144,164  $  5,223,270  $  1,439,868  $ 14,131,789
Net income ...............  $    302,311  $  1,734,054  $  2,383,021  $    182,378  $  4,601,764
Income per share of
  common stock
    Basic ................        $ 0.03        $ 0.18        $ 0.25        $ 0.03        $ 0.49
    Diluted ..............        $ 0.03        $ 0.18        $ 0.25        $ 0.03        $ 0.49


                                                                2000
                            ---------------------------------------------------------------------
                             1st Quarter   2nd Quarter   3rd Quarter   4th Quarter      Total
                             (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                            ------------- ------------- ------------- ------------- -------------
Net revenues .............  $ 22,649,726  $ 24,978,492  $ 26,578,187  $ 22,709,160  $ 96,915,565
Operating expenses .......  $ 20,466,905  $ 21,524,468  $ 23,567,411  $ 21,806,569  $ 87,365,353
Income from operations ...  $  2,182,821  $  3,454,024  $  3,010,776  $    902,591  $  9,550,212
Net income (loss) ........  $     93,204  $    829,820  $    582,274  $   (545,217) $    960,081
Income (loss) per share of
  common stock
    Basic ................        $ 0.01        $ 0.09        $ 0.06        $(0.06)       $ 0.10
    Diluted ..............        $ 0.01        $ 0.09        $ 0.06        $(0.06)       $ 0.10








                                     -42-
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 12, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 12, 2002.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 12, 2002.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 12, 2002.



                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements

             Included in Part II of this report:

             Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999.

             Consolidated Balance Sheets at December 31, 2001, and 2000.

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999.

             Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

             Notes to Consolidated Financial Statements.


                                     -43-
          2. Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

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

     99.01  Acknowledgement of receipt of Letter of Representation from Arthur

            Andersen, LLP, independent public accountants pursuant to temporary Note 3T to Article 3 of Regulation S-X.








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

                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)

Date: March 22, 2002                   By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature          Title                                   Date
     ------------------ -----------------------------------     ----
     /S/ JOHN FARAHI    Co-Chairman of the Board of Directors,  March 25, 2002
     ------------------ Chief Executive Officer (Principal
     John Farahi        Executive Officer) and Director

     /S/ BOB FARAHI     Co-Chairman of the Board of Directors,  March 22, 2002
     ------------------ President, and Director
     Bob Farahi

     /S/ BEN FARAHI     Co-Chairman of the Board of Directors,  March 25, 2002
     ------------------ Secretary, Treasurer, Chief Financial
     Ben Farahi         Officer (Principal Financial Officer
                        and Principal Accounting Officer) and
                        Director

     /S/ CRAIG. F.
         SULLIVAN       Director                                March 25, 2002
     ------------------
     Craig F. Sullivan

     /S/ RONALD R.
         ZIDECK         Director                                March 25, 2002
     ------------------
     Ronald R. Zideck

     /S/ CHARLES W.
         SCHARER        Director                                March 25, 2002
     ------------------
     Charles S. Scharer

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

     99.01  Acknowledgement of receipt of Letter of Representation from Arthur         52
            Andersen, LLP, independent public accountants pursuant to
            temporary Note 3T to Article 3 of Regulation S-X.











                                    -51-