Form 10-Q
period 2002-03-31
MONARCH CASINO & RESORT INC
filed 2002-05-15
CIK 907242

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ___ NO ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 14, 2002, there were 9,436,275 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended
                                                          March 31,
                                               ----------------------------
                                                    2002            2001
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Revenues
  Casino...................................... $ 16,579,314    $ 14,993,171
  Food and beverage...........................    8,003,566       7,510,012
  Hotel.......................................    4,378,916       4,090,180
  Other.......................................      830,603         783,296
                                               ------------    ------------
     Gross revenues...........................   29,792,399      27,376,659
  Less promotional allowances.................   (3,996,198)     (3,633,978)
                                               ------------    ------------
     Net revenues.............................   25,796,201      23,742,681
                                               ------------    ------------
Operating expenses
  Casino......................................    6,537,794       6,262,100
  Food and beverage...........................    4,249,507       4,189,108
  Hotel.......................................    1,517,613       1,618,342
  Other.......................................      321,832         293,688
  Selling, general, and administrative........    7,116,155       6,582,816
  Depreciation and amortization...............    2,546,902       2,472,140
                                               ------------    ------------
     Total operating expenses.................   22,289,803      21,418,194
                                               ------------    ------------
     Income from operations...................    3,506,398       2,324,487

Other expense
  Interest expense............................    1,117,990       1,865,697
                                               ------------    ------------
     Income before income taxes...............    2,388,408         458,790
Provision for income taxes....................      803,324         156,479
                                               ------------    ------------
     Net income...............................  $ 1,585,084    $    302,311
                                               ============    ============

  Net income per share of common stock
    Basic.....................................  $      0.17    $       0.03
    Diluted...................................  $      0.17    $       0.03

  Weighted average number of common
    shares and potential common
    shares outstanding
      Basic...................................    9,436,275       9,436,275
      Diluted.................................    9,502,697       9,473,880


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.







                                     -2-
                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,      December 31,
                                                         2002            2001
                                                    -------------    -------------
                                                     (Unaudited)
                      ASSETS

Current assets
  Cash............................................  $   7,909,182    $   8,385,743
  Receivables, net................................      2,488,081        2,863,939
  Federal income tax refund receivable............             -           770,019
  Related party receivables.......................         22,414            4,759
  Inventories.....................................        903,423          976,141
  Prepaid expenses................................      1,922,488        1,635,125
  Deferred income taxes...........................        720,184        1,146,058
                                                    -------------    -------------
     Total current assets.........................     13,965,772       15,781,784
                                                    -------------    -------------
Property and equipment
  Land............................................     10,339,530       10,339,530
  Land improvements...............................      3,173,676        3,173,676
  Buildings.......................................     78,955,538       78,955,538
  Building improvements...........................      4,770,772        4,763,904
  Furniture and equipment.........................     54,418,885       54,101,471
                                                    -------------    -------------
                                                      151,658,401      151,334,119
  Less accumulated depreciation and amortization..    (49,692,549)     (47,164,026)
                                                    -------------    -------------
                                                      101,965,852      104,170,093
  Construction in progress........................      2,350,880          625,048
                                                    -------------    -------------
     Net property and equipment...................    104,316,732      104,795,141
                                                    -------------    -------------

Other assets, net.................................        440,870          486,592
                                                    -------------    -------------
     Total assets.................................  $ 118,723,374    $ 121,063,517
                                                    =============    =============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.



















                                     -3-
                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,      December 31,
                                                         2002            2001
                                                    -------------    -------------
                                                     (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt............  $   8,722,362    $   8,106,296
  Accounts payable................................      5,127,673        6,449,087
  Accounts payable construction...................        408,210          147,481
  Accrued expenses................................      5,003,391        5,702,850
  Federal income taxes payable....................        355,535               -
                                                    -------------    -------------
     Total current liabilities....................     19,617,171       20,405,714

Long-term debt, less current maturities...........     61,247,970       64,236,548

Deferred income taxes.............................      4,842,723        4,990,829

Commitments and contingencies.....................

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.................           -                -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,436,275 outstanding..........................         95,363           95,363
  Additional paid-in capital......................     17,241,788       17,241,788
  Treasury stock, at cost.........................       (329,875)        (329,875)
  Retained earnings...............................     16,008,234       14,423,150
                                                    -------------    -------------
     Total stockholders' equity...................     33,015,510       31,430,426
                                                    -------------    -------------
     Total liabilities and stockholders' equity...  $ 118,723,374    $ 121,063,517
                                                    =============    =============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.




















                                     -4-
                        MONARCH CASINO & RESORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                   2002            2001
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $  1,585,084    $    302,311
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............    2,591,759       2,516,997
    Loss on disposal of assets................        1,864              -
    Deferred income taxes.....................      277,768         156,469
    Decrease in receivables, net..............    1,128,222         743,069
    Decrease in inventories...................       72,718          68,631
    Increase in prepaid expenses..............     (287,363)       (316,445)
    Decrease in other assets..................           -            5,435
    Decrease in accounts payable..............   (1,321,414)     (2,118,340)
    (Decrease) increase in accrued expenses
      and federal income taxes payable........     (343,924)      1,774,237
                                               ------------    ------------
     Net cash provided by
      operating activities....................    3,704,714       3,132,364
                                               ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets................        2,500              -
  Acquisition of property and equipment.......   (1,821,028)       (288,292)
  Increase (decrease) in accounts payable
    construction..............................      260,729         (12,872)
                                               ------------    ------------
     Net cash used in investing activities....   (1,557,799)       (301,164)
                                               ------------    ------------
Cash flows from financing activities:
  Principal payments on long-term debt........   (2,623,476)     (1,765,789)
                                               ------------    ------------
     Net cash used in
      financing activities....................   (2,623,476)     (1,765,789)
                                               ------------    ------------

     Net increase (decrease) in cash..........     (476,561)      1,065,411

Cash at beginning of period...................    8,385,743       6,783,998
                                               ------------    ------------
Cash at end of period......................... $  7,909,182    $  7,849,409
                                               ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest...................... $  1,132,987    $  1,162,697

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase
  of property and equipment in the
  following amounts........................... $    250,964      $   59,492

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.





                                     -5-
                        MONARCH CASINO & RESORT, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Monarch Casino & Resort, Inc. ("Monarch"), a Nevada corporation, was incorporated in 1993. Monarch's wholly-owned subsidiary, Golden Road Motor Inn, Inc. ("Golden Road"), owns and operates the Atlantis Casino Resort (the "Atlantis"), a hotel/casino facility in Reno, Nevada. Unless stated otherwise, the "Company" refers collectively to Monarch and its Golden Road subsidiary.

     The condensed consolidated financial statements include the accounts of Monarch and Golden Road. Intercompany balances and transactions are eliminated.

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

Reclassifications

     Certain amounts in the three months ended March 31, 2001 condensed consolidated financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on the Company's previously reported net income.

Related Party Receivables

     Receivables from officers, employees, or affiliated companies are primarily for banquet related services, and are priced at the retail value of the goods or services provided.

Stockholder Guarantee Fees

     All of the Company's bank debt is personally guaranteed by the Company's three largest stockholders. Effective January 1, 2001 the Company is compensating the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount until the guarantees are cancelled or the notes are paid off. During the three months ended March 31, 2002, and 2001, the Company recorded an interest expense in the amount of approximately $350 thousand and $390 thousand in guarantee fees, respectively.









                                    -6-
NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements for the three month periods ended March 31, 2002 and March 31, 2001 are unaudited. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2001. The results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any other period.


NOTE 3.     EARNINGS PER SHARE

     The Company reports "basic" earnings per share and "diluted" earnings per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing reported net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock options. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                   Three Months ended March 31,
                                -----------------------------------
                                      2002               2001
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,436    $ 0.17    9,436    $ 0.03
     Effect of dilutive
      stock options............     67       -         38       -
                                ------   -------   ------   -------
     Diluted...................  9,503    $ 0.17    9,474    $ 0.03
                                ======   =======   ======   =======

     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and their inclusion would be antidilutive:

                                   Three Months ended March 31,
                                -----------------------------------
                                      2002               2001
                                ----------------   ----------------
Options to purchase shares of
 common stock (in thousands)...         -                  14
Exercise prices................         -             $5.25-$5.94
Expiration dates...............         -              9/03-2/10

                                    -7-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, and expansion of Indian casinos in California, Reno-area tourism conditions, economic conditions in Northern California, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing), outcome of litigation, domestic or global economic conditions including those affected by the events of September 11, 2001 and changes in federal or state tax laws or the administration of such laws.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company prepares its condensed consolidated financial statements in conformity with principles generally accepted in the United States. Certain of the Company's policies, including the estimated lives assigned to the Company's assets, the determination of bad debt, self insurance reserves, credit risk, and the calculation of income tax liabilities, require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company's judgments are based on historical experience, terms of existing contracts, observations of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from Company estimates. To provide an understanding of the methodologies applied, the Company's significant accounting policies are discussed where appropriate in this discussion and analysis and in the Notes to condensed consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended March 31, 2002 and 2001

     For the three month period ended March 31, 2002, the Company earned net income of $1.6 million, or $0.17 per share, on net revenues of $25.8 million, an increase from net income of $302 thousand, or $.03 per share, on net revenues of $23.7 million for the three months ended March 31, 2001. Income from operations for the three months ended March 31, 2002 totaled $3.5 million, compared to $2.3 million for the same period in 2001. Both net revenues and net income for the first quarter of 2002 represent new first quarter records for the Company. Net revenues increased 8.6%, and net income increased 424.3% when compared to last year's first quarter. In the Reno area market, the January through March period encompassing the Company's first quarter has traditionally been marked by weather-related seasonality, with


                                     -8-
winter storms producing moderate to severe travel delays and difficulties for visitors to the region. Due to the relatively mild winter, management believes that the impact of the weather this year was, once again, relatively minor.

     Casino revenues totaled $16.6 million in the first quarter of 2002, a 10.6% increase from the $15.0 million in the first quarter of 2001, reflecting increases in slot, table game and poker win. Slot revenues were up 7.2% in the first quarter of 2002 compared to the first quarter of 2001 due to an increase in the volume of slot machine play. Table game and poker room revenue in the first quarter of 2002 increased 26.1% from the first quarter of 2001 due to an increase in table game and poker room drop and a higher hold percentage. Keno win decreased 24.9% in the first quarter 2002 compared to the first quarter 2001. Although keno write increased approximately 3.1%, the increase was offset by a lower win percentage in the first quarter of 2002 compared to the first quarter 2001. Casino operating expenses amounted to 39.4% of casino revenues in the first quarter of 2002, compared to 41.8% in the first quarter of 2001, with the difference due primarily to more efficient operations.

     Food and beverage revenues totaled $8.0 million in the first quarter of 2002, a 6.6% increase from the $7.5 million in the first quarter of 2001, due primarily to the popularity of Atlantis' restaurants, buffet, convention facilities and an increase in hotel occupancy. Food and beverage operating expenses amounted to 53.1% of food and beverage revenues during the first quarter of 2002, compared to 55.8% in the first quarter of 2001, which was primarily due to more efficient operations achieved through reduced average cost of sales and reduced variable operating expenses.

     Hotel revenues were $4.4 million for the first quarter of 2002, an increase of 7.1% from the $4.1 million in hotel revenues in the 2001 first quarter. This increase was the result of increases in both hotel occupancy and the average daily room rate (ADR). First quarter 2002 revenues also included a $3 per occupied room energy surcharge that was not assessed during the first quarter of 2001. During the first quarter of 2002, the Atlantis experienced a 91.0% occupancy rate, up from an 89.2% occupancy rate for the same period in 2001. The Atlantis' ADR was $48.71 in the first quarter of 2002 compared to $47.95 in the first quarter of 2001. Hotel operating expenses as a percent of hotel revenues decreased to 34.7% in the 2002 first quarter, compared to 39.6% in the 2001 first quarter, primarily due to increased efficiencies.

     Other revenues increased 6.0% to $831 thousand in the 2002 first quarter compared to $783 thousand in the same period last year. The increase reflects increased retail sales in both the gift and sundries shops and the entertainment fun center. Other expenses in the 2002 first quarter amounted to 38.7% of other revenues, compared to 37.5% in the 2001 first quarter, reflecting a slight increase as a result of higher costs of sales and equipment repair costs.

     Selling, general and administrative expenses amounted to 27.6% of net revenues in the first quarter of 2002, relatively unchanged compared to 27.7% in the first quarter of 2001.





                                     -9-
     Interest expense for the 2002 first quarter totaled $1.1 million, a decrease of 40.1%, from $1.9 million in the 2001 first quarter. The decrease reflects the Company's reduction in debt outstanding and lower applicable interest rates. Interest expense for both the quarters ending March 31, 2002, and 2001, included guarantee fees paid to the three principal stockholders of the Company. Starting January 2001, the Company began compensating the three principal stockholders of the Company for their personal guarantees of the Company's outstanding bank debt at the rate of 2% per annum of the quarterly average outstanding bank debt. These guarantee expenses totaled approximately $350 thousand and $390 thousand in the first quarters of 2002 and 2001, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 2002, net cash provided by operating activities totaled $3.7 million, an increase of 18.3% compared to the same period last year. Net cash used in investing activities totaled $1.6 million and were used primarily in the acquisition of property and equipment at the Atlantis in the first quarter of 2002. Net cash used in financing activities totaled $2.6 million for the first quarter of 2002, compared to $1.8 million for the same period last year, as the Company used funds to reduce long-term debt. As a result, at March 31, 2002, the Company had a cash balance of $7.9 million, compared to $8.4 million at December 31, 2001.

     The Company has a reducing revolving credit facility with a group of banks (the "Credit Facility"). At March 31, 2002, the total balance outstanding on the Credit Facility was $66.3 million. This facility is guaranteed by the Company's three principal stockholders who, beginning in 2001, earn a fee equal to 2% per annum of the quarterly average outstanding bank debt amount. These guarantee expenses totaled approximately $350 thousand in the first quarter of 2002. The principal terms of the Credit Facility are summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The Company believes that its existing cash balances, cash flow from operations, and availability of equipment financing, if necessary, will provide the Company with sufficient resources to fund its operations, meet its existing debt obligations, and fulfill its capital expenditure requirements;


                                    -10-
however, the Company's operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating planned capital expenditures, selling assets, restructuring debt, or obtaining additional equity capital.

     Contractual cash obligations for the Company as of March 31, 2002 over the next five years are as follows:

                                             Payments Due by Period
                              ------------------------------------------------
Contractual Cash                           Less than       1 to 3       4 to 5
Obligations                    Total         1 year        years        years
                              ------------------------------------------------
Long Term debt                $69,822,101  $ 8,680,919  $61,141,182  $      -
Capital Lease Obligations         169,638       52,179      104,358     13,101
Operating Leases                  524,098      161,261      322,522     40,315
                              -----------  -----------  -----------  ---------
Total Contractual Cash        $70,515,837  $ 8,894,359  $61,568,062  $  53,416
Obligations


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not utilize derivative transactions to hedge the Company's exposure to interest rate changes.



                         PART II.  OTHER INFORMATION

ITEM 5 - Other Information

     The three principal stockholders of the Company, through their affiliates, directly or indirectly control the ownership and management of a shopping center directly adjacent to the Atlantis. The shopping center occupies 18.7 acres and consists of 233,000 square feet of retail space. The Company currently rents approximately 3,400 square feet in the shopping center and pays rent of approximately $3,400 per month.














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



                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)


Date:  May 14, 2002                    By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer, and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)





































                                     -12-