Form 10-Q
period 2002-06-30
MONARCH CASINO & RESORT INC
filed 2002-08-13
CIK 907242

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

                                      or

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

As of August 12, 2002, there were 9,468,880 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

                       PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three Months Ended             Six Months Ended
                                              June 30,                     June 30,
                                    --------------------------    --------------------------
                                        2002          2001            2002          2001
                                    ------------  ------------    ------------  ------------
                                     (unaudited)   (unaudited)     (unaudited)   (unaudited)
Revenues
  Casino........................... $ 17,817,343  $ 17,365,786    $ 34,396,657  $ 32,366,457
  Food and beverage................    8,373,075     8,111,547      16,376,641    15,621,559
  Hotel............................    4,927,946     4,960,799       9,306,862     9,050,979
  Other............................      938,433       842,377       1,769,036     1,625,673
                                    ------------  ------------    ------------  ------------
     Gross revenues................   32,056,797    31,280,509      61,849,196    58,664,668
  Less promotional allowances......   (4,427,925)   (3,548,524)     (8,424,123)   (7,182,502)
                                    ------------  ------------    ------------  ------------
     Net revenues..................  27,628,872     27,731,985      53,425,073    51,482,166
                                    ------------  ------------    ------------  ------------
Operating expenses
  Casino...........................   6,838,392      6,491,189      13,376,186    12,760,789
  Food and beverage................   4,295,114      4,720,760       8,544,621     8,909,868
  Hotel............................   1,578,549      1,761,679       3,096,162     3,380,021
  Other............................     296,096        342,074         617,928       635,762
  Selling, general and
   administrative..................   7,285,752      6,753,485      14,401,907    13,336,301
  Depreciation and amortization....   2,556,368      2,518,634       5,103,270     4,990,774
                                    ------------  ------------    ------------  ------------
     Total operating expenses......  22,850,271     22,587,821      45,140,074    44,013,515
                                    ------------  ------------    ------------  ------------
     Income from operations........   4,778,601      5,144,164       8,284,999     7,468,651
                                    ------------  ------------    ------------  ------------
Other expenses
  Interest expense.................   1,042,149      2,519,188       2,160,139     4,384,885
  Other............................     225,000             -          225,000            -
                                    ------------  ------------    ------------  ------------
     Total other expenses..........   1,267,149      2,519,188       2,385,139     4,384,885
                                    ------------  ------------    ------------  ------------
     Income before income taxes....   3,511,452      2,624,976       5,899,860     3,083,766
Provision for income taxes.........   1,259,286        890,922       2,062,610     1,047,401
                                    ------------  ------------    ------------  ------------
     Net income.................... $ 2,252,166   $  1,734,054    $  3,837,250  $  2,036,365
                                    ============  ============    ============  ============

Earnings per share of common stock
   Net income
    Basic.......................... $      0.24   $       0.18    $       0.41  $       0.22
    Diluted........................ $      0.24   $       0.18    $       0.40  $       0.21

Weighted average number of common
   shares and potential common
   shares outstanding
    Basic..........................   9,451,323      9,436,275       9,443,841     9,436,275
    Diluted........................   9,521,513      9,477,006       9,513,290     9,476,348

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.







                                    -2-
                        MONARCH CASINO & RESORT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           June 30,       December 31,
                                                             2002             2001
                                                         ------------     ------------
                                                          (unaudited)
ASSETS
Current assets
  Cash................................................. $  7,335,068      $  8,385,743
  Receivables, net.....................................    2,726,383         2,863,939
  Federal income tax refund receivable.................           -            770,019
  Related party receivables............................       28,601             4,759
  Inventories..........................................      920,353           976,141
  Prepaid expenses.....................................    2,243,243         1,635,125
  Deferred income taxes................................      575,896         1,146,058
                                                        -------------     ------------
     Total current assets..............................   13,829,544        15,781,784
                                                        -------------     ------------
Property and equipment
  Land.................................................   10,339,530        10,339,530
  Land improvements....................................    3,173,676         3,173,676
  Buildings............................................   78,955,538        78,955,538
  Building improvements................................    5,933,197         4,763,904
  Furniture and equipment..............................   56,133,381        54,101,471
                                                        -------------     ------------
                                                         154,535,322       151,334,119
  Less accumulated depreciation and amortization.......  (50,770,251)      (47,164,026)
                                                        -------------     ------------
                                                         103,765,071       104,170,093
  Construction in progress.............................      240,688           625,048
                                                        -------------     ------------
     Net property and equipment........................  104,005,759       104,795,141
                                                        -------------     ------------
Other assets, net......................................      414,426           486,592
                                                        -------------     ------------
     Total assets...................................... $118,249,729      $121,063,517
                                                        =============     ============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.
























                                    -3-
                        MONARCH CASINO & RESORT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           June 30,      December 31,
                                                             2002           2001
                                                         ------------    ------------
                                                          (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt................. $  8,740,855      $  8,106,296
  Accounts payable.....................................    6,619,159         6,449,087
  Accounts payable-construction........................       18,152           147,481
  Accrued expenses.....................................    4,796,074         5,702,850
  Federal income taxes payable.........................      261,842                -
                                                        -------------     ------------
     Total current liabilities.........................   20,436,082        20,405,714

Long-term debt, less current maturities................   57,600,930        64,236,548

Deferred income taxes..................................    4,724,136         4,990,829

Commitments and contingencies..........................

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued......................           -                 -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,468,880 outstanding...............................       95,363            95,363
  Additional paid-in capital...........................   17,355,137        17,241,788
  Treasury stock, at cost..............................     (222,319)         (329,875)
  Retained earnings....................................   18,260,400        14,423,150
                                                        -------------     ------------
     Total stockholders' equity........................   35,488,581        31,430,426
                                                        -------------     ------------
     Total liabilities and stockholders' equity........ $118,249,729      $121,063,517
                                                        =============     ============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.























                                  -4-
                        MONARCH CASINO & RESORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six Months Ended
                                                                    June 30,
                                                         ----------------------------
                                                              2002            2001
                                                         ------------    ------------
                                                         (unaudited)     (unaudited)
Cash flows from operating activities:
  Net income............................................ $ 3,837,250     $  2,036,365
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.......................   5,192,983        5,080,486
    Gain on disposal of assets..........................     (30,158)          (2,979)
    Deferred income taxes...............................     303,469          649,978
    Decrease in receivables, net........................     883,733          413,408
    Decrease in inventories.............................      55,788           54,026
    Increase in prepaid expenses........................    (608,118)        (123,898)
    Decrease (increase) in other assets.................     (19,278)           8,766
    Increase (decrease) in accounts payable.............     170,072       (4,414,801)
    Increase (decrease) in accrued expenses,
      and federal income taxes payable..................    (523,414)       2,428,254
                                                         ------------    ------------
     Net cash provided by operating activities..........   9,262,327        6,129,605
                                                         ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets..........................      44,490           42,100
  Acquisition of property and equipment.................  (3,004,464)      (1,146,837)
  Decrease in accounts payable construction.............    (129,329)         (30,076)
                                                         ------------    ------------
     Net cash used in investing activities..............  (3,089,303)      (1,134,813)
                                                         ------------    ------------
Cash flows from financing activities:
 Proceeds from exercise of stock options...............       99,385               -
 Principal payments on long-term debt..................   (7,323,084)      (4,450,325)
                                                         ------------    ------------
     Net cash used in
      financing activities..............................  (7,223,699)      (4,450,325)
                                                         ------------    ------------

     Net increase (decrease) in cash....................  (1,050,675)         544,467

Cash at beginning of period.............................   8,385,743        6,783,998
                                                         ------------    ------------
Cash at end of period................................... $ 7,335,068     $  7,328,465
                                                         ============    ============

Supplemental disclosure of cash flow information:
  Cash paid for interest................................ $ 1,969,980     $  2,857,778
  Cash paid for income taxes............................ $ 1,205,760     $    175,000

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts............... $ 1,322,025     $    925,307

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


Related Party Transactions

     Receivables from officers, employees, or affiliated companies are primarily for banquet related services.

     During the second quarter of 2002, the Company incurred non-recurring expenses of approximately $225 thousand for legal, accounting, printing and road show costs associated with a secondary stock offering by principal stockholders.


Stockholder Guarantee Fees

     All of the Company's bank debt is personally guaranteed by the Company's three largest stockholders and has been since December 29, 1997. Effective January 1, 2001, the Company is compensating the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount until the guarantees are cancelled or the notes are paid off. For the six months ended June 30, 2002, and 2001, the Company recorded interest expense in the amounts of approximately $685 thousand and $782 thousand in guarantee fees, respectively.











                                     -6-
NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements for the three and six-month periods ended June 30, 2002, and June 30, 2001, are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2001. The results for the three and six-month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any other period.


NOTE 3.     EARNINGS PER SHARE

     The Company reports "basic" earnings per share and "diluted" earnings per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing reported net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock options. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                    Three Months Ended June 30,
                                -----------------------------------
                                      2002               2001
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic..................... 9,451    $0.24      9,436   $0.18
     Effect of dilutive
      stock options............    71       -          41      -
                                ------   -------   ------   -------
     Diluted................... 9,522    $0.24      9,477   $0.18
                                ======   =======   ======   =======

                                     Six Months Ended June 30,
                                -----------------------------------
                                      2002               2001
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic..................... 9,444    $0.41      9,436   $0.22
     Effect of dilutive
      stock options............    69    (0.01)         40  (0.01)
                                ------   ------    ------   ------
     Diluted................... 9,513    $0.40      9,476   $0.21
                                ======   ======    ======   ======




                                    -7-
     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and their inclusion would be antidilutive:


                                   Three Months Ended June 30,
                                  ----------------------------
                                      2002             2001
                                  -----------      -----------
Options to purchase shares of
 common stock (in thousands).....       9               17
Exercise prices..................     $14.37       $5.50-$5.94
Expiration dates.................      6/07         9/03-2/10


                                    Six Months Ended June 30,
                                  ----------------------------
                                      2002             2001
                                  -----------      -----------
Options to purchase shares of
 common stock (in thousands).....       9               20
Exercise prices..................     $14.37       $5.25-$5.94
Expiration dates.................      6/07         9/03-2/10


NOTE 4.     STOCK OPTION EXERCISES

     During the second quarter of 2002, several employees and a director exercised a total of 32,605 options at an exercise prices of between $13.75 and $14.01 per share. These exercises were satisfied by issuing shares held by the Company in treasury at an average cost of $3.30 per share.


NOTE 5.     RECENTLY ISSUED ACCOUNTING STANDARDS

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this statement on January 1, 2002 and the adoption did not have a material effect on the Company's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No.
30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but early adoption is permitted. The Company has not yet evaluated the impact from SFAS No. 145 on its financial position and results of operations.

     In June 2002, the FASB issued SFAS No. 146. "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 943, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions and expansion of Indian casinos in California, Reno-area tourism conditions, economic conditions in Northern California, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing), outcome of litigation, domestic or global economic conditions including those affected by the events of September 11, 2001, and changes in federal or state tax laws or the administration of such laws.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company prepares its condensed consolidated financial statements in conformity with principles generally accepted in the United States. Certain of the Company's accounting policies, including the estimated lives assigned to the Company's assets, the determination of bad debt, self insurance reserves, credit risk, and the calculation of income tax liabilities, require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company's judgments are based on historical experience, terms of existing contracts, observations of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from Company estimates. To provide an understanding of the methodologies applied, the Company's significant accounting policies are discussed where appropriate in this discussion and analysis, in the Notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and in the Notes to condensed consolidated financial statements of this Form 10-Q.


RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended June 30,
  2002, and 2001

     For the three-month period ended June 30, 2002, the Company earned net income of $2.3 million, or $0.24 per share (diluted), on net revenues of $27.6 million, an increase from net income of $1.7 million, or $0.18 per share (diluted), on net revenues of $27.7 million for the three months ended June 30, 2001. Income from operations for the three months ended June 30, 2002, totaled $4.8 million, compared to $5.1 million for the 2001 second quarter.

     Casino revenues totaled $17.8 million in the second quarter of 2002, an increase of 2.6% from $17.4 million in the 2001 second quarter, reflecting increases in table game and slot win. Slot revenues were up 1.4% in the second quarter of 2002 compared to the second quarter of 2001 due to an increase in the volume of slot machine play. Table game revenue for the three months ended June 30, 2002, increased 7.1% compared to the same period in 2001, due to increases in table game drop and hold percentage. Poker room revenue decreased 2.6% for the three months ended June 30, 2002, compared to the same period last year. Keno revenue for the second quarter ended June 30, 2002, increased 9.8% when compared to the second quarter of 2001. The increase was primarily due to increases in both keno write and win percentage. Casino operating expenses amounted to 38.4% of casino revenues in the 2002 second quarter, compared to 37.4% in the 2001 second quarter, primarily due to increased complimentaries and promotional costs.

     Food and beverage revenues for the 2002 second quarter totaled $8.4 million, an increase of 3.2% from $8.1 million in the 2001 second quarter. Increases in both the number of covers served and the average revenue per cover contributed to the improved levels. Food and beverage operating expenses represented 51.3% of food and beverage revenue in the 2002 second quarter, compared to 58.2% in the second quarter of 2001. Reduction in average food cost of sales and overall successful efforts to manage payroll costs as a percentage of revenue and departmental operating expenses as a percentage of revenue resulted in the improved margins.

     Hotel revenues were $4.9 million in the 2002 second quarter, relatively unchanged from the $5.0 million hotel revenues in the second quarter 2001.
The Atlantis' average daily room rate ("ADR") was $55.62 for the 2002 second quarter compared to $55.25 in the second quarter of 2001. The occupancy rate was 94.0% during the 2002 second quarter, up from an occupancy rate of 92.7% during the same period last year. Hotel operating expenses in the 2002 second quarter were 32.0% of hotel revenues, compared to 35.5% in the 2001 second quarter. This decrease in operating expenses as a percentage of hotel revenues resulted primarily from a decrease in bad debt expense and overall successful efforts to manage payroll costs as a percentage of revenues.

     Other revenues totaled $938 thousand in the second quarter of 2002, up 11.4% from $842 thousand in the second quarter of 2001, primarily reflecting certain non-recurring revenue in the second quarter of 2002 consisting primarily of recovery of previously written-off bad debts. Other operating expenses in the 2002 second quarter were 31.6% of other revenues, compared to 40.6% in the 2001 second quarter.

     Selling, general and administrative ("SG&A") expenses were $7.3 million in the 2002 second quarter, compared to $6.8 million in the second quarter of 2001. As a percentage of net revenue, SG&A expenses increased to 26.4% in the second quarter of 2002 compared to 24.4% in the 2001 second quarter, primarily due to increased marketing and promotional costs.

     Interest expense for the 2002 second quarter totaled $1.0 million, a decrease of 58.6% from $2.5 million in the second quarter of 2001. The decrease reflects the Company's reduction in debt outstanding and lower applicable interest rates. Interest expense for the quarters ending June 30, 2002, and 2001, included guarantee fees paid to the Company's three principal stockholders. These guarantee fee expenses totaled approximately $335 thousand and $390 thousand in the second quarters of 2002 and 2001, respectively.

     The Company also incurred approximately $225 thousand in non-recurring expenses associated with a secondary stock offering by certain principal stockholders. These expenses included legal, accounting, printing and road show charges.


Comparison of Operating Results for the Six-Month Periods Ended June 30,
  2002 and 2001

     For the six months ended June 30, 2002, the Company earned net income of $3.8 million, or $0.40 per share (diluted), on net revenues of $53.4 million, an increase from net income of $2.0 million, or $0.21 per share (diluted), on net revenues of $51.5 million during the six months ended June 30, 2001. Income from operations for the 2002 six-month period totaled $8.3 million, compared to $7.5 million for the same period in 2001.

     Casino revenues for the first six months of 2002 totaled $34.4 million, a 6.3% increase from $32.4 million for the first six months of 2001, reflecting increases in both slot and table games win. Slot revenues were up 4.1% in the first six months of 2002 compared to the first six months of 2001 due to an increase in the volume of slot machine play. Table game revenue for the six months ended June 30, 2002, increased 16.5% compared to the same period in 2001, primarily due to an increase in table game drop and hold percentage. Poker room revenue increased 1.6% for the six months ended June 30, 2002, compared to the same period last year. Keno revenue decreased 6.5% in the six-month period ended June 30, 2002, when compared to the same period last year. The decrease was due to a lower hold percentage that was partially offset by a 2.3% increase in keno write. Casino operating expenses amounted to 38.9% of casino revenues for the six months ended June 30, 2002, compared to 39.4% for the same period in 2001, primarily due to successful efforts to manage payroll costs as a percentage of revenues and direct departmental expenses as a percentage of revenues.

     Food and beverage revenues totaled $16.4 million for the six months ended June 30, 2002, an increase of 4.8% from the $15.6 million for the six months ended June 30, 2001, due to increases in the number of covers served and the average revenue per cover. Food and beverage operating expenses amounted to 52.2% of food and beverage revenues during the 2002 six-month period, compared to 57.0% for the same period in 2001, which was primarily due to a reduction in average food cost of sales and overall successful efforts to manage payroll costs as a percentage of revenues and direct departmental expenses as a percentage of revenues.

     Hotel revenues for the first six months of 2002 increased 2.8% to $9.3 million from $9.1 million for the first six months of 2001, primarily due to an increase in the average occupancy rate which was partially offset by a lower ADR. 2002 revenues also include a $3 per occupied room energy surcharge for the entire six months, and was not imposed until April 2001. While the Atlantis experienced a slight decrease in the ADR during the 2002 six-month period to $51.02, compared to $51.69 for the same period in 2001, the occupancy rate increased to 92.5% for the six-month period in 2002, from 90.9% for the same period in 2001. Hotel operating expenses in the first six months of 2002 were 33.3% of hotel revenues, compared to 37.3% for the same period in 2001. This decrease in operating expenses as a percentage of hotel revenues resulted primarily from a decrease in bad debt expense and overall successful efforts to manage payroll costs as a percentage of revenues and direct departmental expenses as a percentage of revenues.

     Other revenues were $1.8 million for the six months ended June 30, 2002, an increase of 8.8% from $1.6 million in the same period in 2001, reflecting non-recurring revenue consisting primarily of recovery of previously written-off bad debts, and increased sales in both our retail stores and the entertainment fun center. Other expenses as a percentage of revenue fell to 34.9% for the six months ended June 30, 2002, as compared to 39.1% for the same period in 2001.

     Selling, general and administrative expenses increased 8.0% to $14.4 million in the first six months of 2002, compared to $13.3 million in the first six months of 2001, primarily as a result of increased marketing and promotional expenditures. As a percentage of net revenue, SG&A expenses increased slightly to 27.0% in the 2002 six-month period from 25.9% in the same period in 2001.

     Interest expense for the first six months of 2002 totaled $2.2 million, a decrease of 50.7%, compared to $4.4 million for the same period one year earlier. The decrease reflects the Company's reduction in debt outstanding and lower applicable interest rates. Interest expense for the six-month periods ending June 30, 2002, and 2001, included guarantee fees paid to the Company's three principal shareholders. These guarantee fee expenses totaled approximately $685 thousand and $782 thousand in the first six months of 2002 and 2001, respectively.

     The Company also incurred approximately $225 thousand in non-recurring expenses associated with a secondary stock offering by certain principal stockholders. These expenses included legal, accounting, printing and road show charges.


OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

     The constitutional amendment approved by California voters in 1999 allowing the expansion of Indian casinos in California will have an impact on casino revenues in Nevada in general, and many analysts have predicted the impact will be more significant on the Reno-Lake Tahoe market. The extent of this impact is difficult to predict, but the Company believes that the impact on the Company will be mitigated to an extent due to the Atlantis' emphasis on Reno area residents as a significant base of its business, as well as to its proximity to the newly-renovated and expanded Reno-Sparks Convention Center. However, if other Reno area casinos suffer business losses due to increased pressure from California Indian casinos, they may intensify their marketing efforts to Reno area residents as well.

     The Company also believes that unlimited land based casino gaming in or near any major metropolitan area in the Atlantis' key non-Reno marketing areas, such as San Francisco or Sacramento, could have an adverse effect on its business.


LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 2002, net cash provided by operating activities totaled $9.3 million, an increase of 51.1% compared to the same period last year. Net cash used in investing activities for the same period totaled $3.1 million, and was used primarily in remodeling of the property and the acquisition of furniture and equipment at the Atlantis. Net cash used in financing activities totaled $7.2 million as the Company used cash to reduce long-term debt. As a result, at June 30, 2002, the Company had cash of $7.3 million, compared to $8.4 million at December 31, 2001.

     The Company has a reducing revolving credit facility with a group of banks (the "Credit Facility"). At June 30, 2002, the outstanding balance of the Credit Facility was $64.0 million, down from $72.1 million at June 30, 2001. This facility is guaranteed by the Company's three principal stockholders who, beginning in 2001, earn a fee equal to 2% per annum of the quarterly average outstanding bank debt amount. These guarantee expenses totaled approximately $685 thousand in the first six months of 2002. The principal terms of the Credit Facility are summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Contractual cash obligations for the Company as of June 30, 2002, over the next five years are as follows:


                                             Payments Due by Period
                              ------------------------------------------------
Contractual Cash                           Less than       1 to 3       4 to 5
  Obligations                    Total       1 year        years        years
-------------------------     ------------------------------------------------
Long term debt                $66,203,574  $ 8,698,541  $57,505,033  $      -
Capital lease obligations         156,537       52,179      104,358         -
Operating leases                  483,783      161,261      322,522         -
                              -----------  -----------  -----------  ---------
Total contractual cash
  obligations                 $66,843,894  $ 8,911,981  $57,931,913  $      -
                              ===========  ===========  ===========  =========

     The Company believes that its existing cash balances, cash flow from operations, equipment financing, and refinancing sources for our debt obligations will provide the Company with sufficient resources to fund its operations, meet its existing debt obligations, and fulfill its capital expenditure requirements; however, the Company's operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating planned capital expenditures, selling assets, restructuring debt, or obtaining additional equity capital.


RECENTLY ISSUED ACCOUNTING STANDARDS

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this statement on January 1, 2002 and the adoption did not have a material effect on the Company's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No.
30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but early adoption is permitted. The Company has not yet evaluated the impact from SFAS No. 145 on its financial position and results of operations.

     In June 2002, the FASB issued SFAS No. 146. "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 943, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

                       PART II.  OTHER INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not utilize derivative transactions to hedge the Company's exposure to interest rate changes.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 12, 2002, the Company conducted its annual meeting of stockholders in Reno, Nevada, in which the only action taken was the election of one new director, and the re-election of two directors whose terms expired in 2002. The results were as follows:


                                                Votes Cast
                                          -----------------------
                                                       Against or
             Name of Director Elected        For        Withheld
             ------------------------     -----------------------
             John Farahi                  9,395,013      41,262
             Craig F. Sullivan            9,395,013      41,262
             Charles W. Scharer           9,395,013      41,262


ITEM 5. OTHER INFORMATION

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

     During the second quarter of 2002, four of the Company's principal stockholders sold a combined 2 million shares through a secondary public offering. The Company did not receive any proceeds from the sale of the shares of common stock by the selling stockholders.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.          Description
         -----------          -----------
         99.01                Certification of Financial
                              Condition and Results of Operations

     (b) Reports on Form 8-K

         Date                 Items Reported
         ----                 --------------
         May 28, 2002         The Company announced the dismissal of Arthur
                              Andersen and the engagement of Deloitte &
                              Touche LLP as the Company's independent public accountants.

         June 11, 2002        The Company announced its earnings estimate for
                              the second quarter ending June 30, 2002, to be between 22 and 23 cents per diluted share.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)

Date: August 13, 2002                  By:  /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Duly Authorized Officer)

                                EXHIBIT INDEX

Exhibit No.     Description                                        Page No.
-----------     -----------                                        --------
99.01           Certification of Financial Condition and Results
                of Operations                                         17

























                                    -16-
EXHIBIT 99.01

        CERTIFICATION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     In connection with the report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2002 (the "Report") and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certify that:

     (1) They are, respectively, the Chief Executive Officer and Chief Financial Officer of the Company.

     (2) To the best of their knowledge the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934.

     (3) To the best of their knowledge the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated this 13th day of August 2002.



/s/ John Farahi                           /s/ Ben Farahi
---------------                           --------------
John Farahi                               Ben Farahi
Chief Executive Officer                   Chief Financial Officer






























                                    -17-