Form 10-Q
period 2002-09-30
MONARCH CASINO & RESORT INC
filed 2002-11-13
CIK 907242

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002

                                      or

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

As of November 12, 2002, there were 9,474,830 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

TABLE OF CONTENTS

                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

        Condensed Consolidated Statements of Operations for the
         three and nine months ended September 30, 2002 and 2001.....   3

        Condensed Consolidated Balance Sheets at
         September 30, 2002 and December 31, 2001....................   4

        Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2002 and 2001...............   6

        Notes to Condensed Consolidated Financial Statements.........   7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................  10

Item 3. Quantitative and Qualitative Disclosures About Market Risk...  15

Item 4. Controls and Procedures......................................  15


PART II - OTHER INFORMATION

Item 5. Other Information............................................  16

Item 6. Exhibits and Reports on Form 8-K.............................  16


        Signatures...................................................  17

        Certifications...............................................  17


        Exhibit 99.01 Certification of Financial Condition
        and Results of Operations....................................  21

















                                   -2-
                       PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three Months Ended             Nine Months Ended
                                           September 30,                 September 30,
                                    --------------------------    --------------------------
                                        2002          2001            2002          2001
                                    ------------  ------------    ------------  ------------
                                     (unaudited)   (unaudited)     (unaudited)   (unaudited)
Revenues
  Casino........................... $18,979,642   $16,999,809     $53,376,299   $49,366,266
  Food and beverage................   8,826,254     8,277,641      25,202,895    23,899,200
  Hotel............................   6,344,964     5,724,628      15,651,826    14,775,607
  Other............................     984,037       940,966       2,753,073     2,566,639
                                    ------------  ------------    ------------  ------------
     Gross revenues................  35,134,897    31,943,044      96,984,093    90,607,712
  Less promotional allowances......  (4,483,316)   (3,721,404)    (12,907,439)  (10,903,906)
                                    ------------  ------------    ------------  ------------
     Net revenues..................  30,651,581    28,221,640      84,076,654    79,703,806
                                    ------------  ------------    ------------  ------------
Operating expenses
  Casino...........................   6,982,318     6,554,379      20,358,504    19,315,168
  Food and beverage................   4,642,013     4,838,560      13,186,634    13,748,428
  Hotel............................   1,803,069     1,785,388       4,899,231     5,165,409
  Other............................     329,748       346,748         947,676       982,510
  Selling, general and
   administrative..................   8,060,423     6,925,282      22,462,330    20,261,583
  Depreciation and amortization....   2,618,077     2,548,013       7,721,347     7,538,787
                                    ------------  ------------    ------------  ------------
     Total operating expenses......  24,435,648    22,998,370      69,575,722    67,011,885
                                    ------------  ------------    ------------  ------------
     Income from operations........   6,215,933     5,223,270      14,500,932    12,691,921
                                    ------------  ------------    ------------  ------------
Other expenses
  Interest expense.................     962,373     1,607,362       3,122,512     5,992,247
  Other............................          -             -          225,000            -
                                    ------------  ------------    ------------  ------------
     Total other expenses..........     962,373     1,607,362       3,347,512     5,992,247
                                    ------------  ------------    ------------  ------------
     Income before income taxes....   5,253,560     3,615,908      11,153,420     6,699,674
Provision for income taxes.........   1,786,100     1,232,887       3,848,710     2,280,288
                                    ------------  ------------    ------------  ------------
     Net income.................... $ 3,467,460   $ 2,383,021     $ 7,304,710   $ 4,419,386
                                    ============  ============    ============  ============

Earnings per share of common stock
   Net income
    Basic.......................... $      0.37   $      0.25     $      0.77   $      0.47
    Diluted........................ $      0.36   $      0.25     $      0.77   $      0.47

Weighted average number of common
   shares and potential common
   shares outstanding
    Basic..........................   9,468,880     9,436,275       9,452,279     9,436,275
    Diluted........................   9,529,212     9,480,840       9,494,602     9,477,677

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.







                                    -3-
                        MONARCH CASINO & RESORT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30,    December 31,
                                                             2002             2001
                                                         ------------     ------------
                                                          (unaudited)
ASSETS
Current assets
  Cash................................................. $  6,436,867      $  8,385,743
  Receivables, net.....................................    2,417,599         2,863,939
  Federal income tax refund receivable.................           -            770,019
  Related party receivables............................       30,311             4,759
  Inventories..........................................      871,861           976,141
  Prepaid expenses.....................................    2,330,166         1,635,125
  Deferred income taxes................................      645,469         1,146,058
                                                        -------------     ------------
     Total current assets..............................   12,732,273        15,781,784
                                                        -------------     ------------
Property and equipment
  Land.................................................   10,339,530        10,339,530
  Land improvements....................................    3,191,371         3,173,676
  Buildings............................................   78,955,538        78,955,538
  Building improvements................................    6,411,394         4,763,904
  Furniture and equipment..............................   56,827,349        54,101,471
                                                        -------------     ------------
                                                         155,725,182       151,334,119
  Less accumulated depreciation and amortization.......  (53,387,462)      (47,164,026)
                                                        -------------     ------------
                                                         102,337,720       104,170,093
  Construction in progress.............................           -            625,048
                                                        -------------     ------------
     Net property and equipment........................  102,337,720       104,795,141
                                                        -------------     ------------
Other assets, net......................................      369,013           486,592
                                                        -------------     ------------
     Total assets...................................... $115,439,006      $121,063,517
                                                        =============     ============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.
























                                    -4-
                        MONARCH CASINO & RESORT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30,   December 31,
                                                             2002            2001
                                                         ------------    ------------
                                                          (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt................. $  7,118,510      $  8,106,296
  Accounts payable.....................................    4,244,777         6,449,087
  Accounts payable-construction........................       14,183           147,481
  Accrued expenses.....................................    5,363,845         5,702,850
  Federal income taxes payable.........................      517,514                -
                                                        -------------     ------------
     Total current liabilities.........................   17,258,829        20,405,714

Long-term debt, less current maturities................   54,500,000        64,236,548

Deferred income taxes..................................    4,724,136         4,990,829

Commitments and contingencies..........................

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued......................           -                 -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,468,880 outstanding...............................       95,363            95,363
  Additional paid-in capital...........................   17,355,137        17,241,788
  Treasury stock, at cost..............................     (222,319)         (329,875)
  Retained earnings....................................   21,727,860        14,423,150
                                                        -------------     ------------
     Total stockholders' equity........................   38,956,041        31,430,426
                                                        -------------     ------------
     Total liabilities and stockholders' equity........ $115,439,006      $121,063,517
                                                        =============     ============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.























                                  -5-
                        MONARCH CASINO & RESORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended
                                                                  September 30,
                                                         ----------------------------
                                                             2002            2001
                                                         ------------    ------------
                                                         (unaudited)     (unaudited)
Cash flows from operating activities:
  Net income............................................ $ 7,304,710     $  4,419,386
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.......................   7,855,916        7,673,357
    Gain on disposal of assets..........................     (34,647)          (8,696)
    Deferred income taxes...............................     233,896          227,371
    Decrease in receivables, net........................   1,190,807          205,665
    Decrease in inventories.............................     104,280          205,437
    (Increase) decrease in prepaid expenses.............    (695,041)          41,724
    (Increase) decrease in other assets.................     (19,587)           8,765
    Decrease in accounts payable........................  (2,204,310)      (2,690,574)
    Increase in accrued expenses,
      and federal income taxes payable..................     300,029        3,121,380
                                                         ------------    ------------
     Net cash provided by operating activities..........  14,036,053       13,203,815
                                                         ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets..........................      48,979           49,045
  Acquisition of property and equipment.................  (3,953,636)      (2,416,129)
  Decrease in accounts payable construction.............    (133,298)         (34,650)
                                                         ------------    ------------
     Net cash used in investing activities..............  (4,037,955)      (2,401,734)
                                                         ------------    ------------
Cash flows from financing activities:
 Proceeds from exercise of stock options...............       99,385               -
 Principal payments on long-term debt..................  (12,046,359)      (9,277,141)
                                                         ------------    ------------
     Net cash used in
      financing activities.............................. (11,946,974)      (9,277,141)
                                                         ------------    ------------

     Net increase (decrease) in cash....................  (1,948,876)       1,524,940

Cash at beginning of period.............................   8,385,743        6,783,998
                                                         ------------    ------------
Cash at end of period................................... $ 6,436,867     $  8,308,938
                                                         ============    ============

Supplemental disclosure of cash flow information:
  Cash paid for interest................................ $ 2,859,294     $  5,315,115
  Cash paid for income taxes............................ $ 2,805,760     $    975,000

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts............... $ 1,322,025     $  1,149,117

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.










                                    -6-
                       MONARCH CASINO & RESORT, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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


Use of Estimates

     In preparing these financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the year. Actual results could differ from those estimates.


Related Party Transactions

     Receivables from officers, employees, or affiliated companies are primarily for banquet related services.

     During the second quarter of 2002, the Company incurred non-recurring expenses of approximately $225 thousand for legal, accounting, printing and road show costs associated with a secondary stock offering by principal stockholders.


Stockholder Guarantee Fees

     All of the Company's bank debt is personally guaranteed by the Company's three largest stockholders and has been since December 29, 1997. Effective January 1, 2001, the Company is compensating the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount until the guarantees are cancelled or the notes are paid off. For the nine months ended September 30, 2002, and 2001, the Company recorded interest expense in the amounts of approximately $1 million and $1.1 million, respectively, for these guarantee fees.











                                     -7-
NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2002, and September 30, 2001, are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2001. The results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any other period.


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

                                  Three Months Ended September 30,
                                -----------------------------------
                                      2002               2001
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,469    $0.37     9,436    $0.25
     Effect of dilutive
      stock options............     60    (0.01)       45        -
                                ------ ---------   ------ ---------
     Diluted...................  9,529    $0.36     9,481    $0.25
                                ====== =========   ====== =========

                                  Nine Months Ended September 30,
                                -----------------------------------
                                      2002               2001
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,452    $0.77     9,436    $0.47
     Effect of dilutive
      stock options............     43       -         42       -
                                ------ ---------   ------ ---------
     Diluted...................  9,495    $0.77     9,478    $0.47
                                ====== =========   ====== =========



                                    -8-
     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and their inclusion would be antidilutive:


                                 Three Months Ended September 30,
                                 --------------------------------
                                      2002             2001
                                  -----------      -----------
Options to purchase shares of
 common stock (in thousands).....       9               8
Exercise prices..................     $14.37       $5.68-$5.94
Expiration dates.................      6/07         9/03-2/10


                                  Nine Months Ended September 30,
                                  -------------------------------
                                      2002              2001
                                  -----------       -----------
Options to purchase shares of
 common stock (in thousands).....       19                20
Exercise prices.................. $11.86-$14.37        $5.50-$5.94
Expiration dates.................   6/07-8/12           9/03-2/10


NOTE 4.     STOCK OPTION EXERCISES

     During the second quarter of 2002, several employees and a director exercised a total of 32,605 options at an exercise prices of between $13.75 and $14.01 per share. These exercises were satisfied by issuing shares held by the Company in treasury.

     No Company stock options were exercised during the third quarter of 2002.


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







                                   -9-
     In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No.
30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and that meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but early adoption is permitted. The Company has not yet evaluated the impact of SFAS No. 145 on its financial position and results of operations.

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


RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2002, and 2001

     For the three-month period ended September 30, 2002, the Company earned net income of $3.5 million, or $0.36 per share (diluted), on net revenues of $30.7 million, an increase from net income of $2.4 million, or $0.25 per share (diluted), on net revenues of $28.2 million for the three months ended September 30, 2001. Income from operations for the three months ended September 30, 2002 totaled $6.2 million, compared to $5.2 million for the 2001 third quarter.

     Casino revenues totaled $19.0 million in the third quarter of 2002, an increase of 11.6% from $17.0 million in the 2001 third quarter, reflecting increases in table game and slot win. Slot revenues were up 4.0% in the third quarter of 2002 compared to the third quarter of 2001 due to an increase in the volume of slot machine play. Table game revenue for the three months ended September 30, 2002 increased 45.9% compared to the same period in 2001, due to increases in table game drop and hold percentage. Poker room revenue decreased 1.9% for the three months ended September 30, 2002, compared to the same period last year. Keno revenue for the third quarter ended September 30, 2002 was relatively unchanged when compared to the third quarter of 2001. Casino operating expenses amounted to 36.8% of casino revenues in the 2002 third quarter, compared to 38.6% in the 2001 third quarter, primarily due to overall successful efforts to manage payroll and variable operating costs.

     Food and beverage revenues for the 2002 third quarter totaled $8.8 million, an increase of 6.6% from $8.3 million in the 2001 third quarter. Increases in both the number of covers served and the average revenue per cover contributed to the improved levels. Food and beverage operating expenses represented 52.6% of food and beverage revenue in the 2002 third quarter, compared to 58.5% in the third quarter of 2001. Reduction in average food cost of sales and overall successful efforts to manage payroll and other departmental operating expenses resulted in the improved margins.

     Hotel revenues were $6.3 million in the 2002 third quarter, an increase of 10.8% from the $5.7 million in hotel revenues in the third quarter 2001. The Atlantis' average daily room rate ("ADR") was $66.52 for the 2002 third quarter compared to $60.55 in the third quarter of 2001. The occupancy rate was 97.4% during the 2002 third quarter, up from an occupancy rate of 96.1% during the same period last year. Hotel operating expenses in the 2002 third quarter were 28.4% of hotel revenues, compared to 31.2% in the 2001 third quarter. This decrease in operating expenses as a percentage of hotel revenues resulted primarily from a decrease in bad debt expense and overall successful efforts to manage payroll costs as a percentage of revenues.

     Other revenues totaled $984 thousand in the third quarter of 2002, up 4.6% from $941 thousand in the third quarter of 2001, due to recovery of previously written-off bad debts and slight increases in retail sales. Other operating expenses in the 2002 third quarter were 33.5% of other revenues, compared to 36.9% in the 2001 third quarter.

     Selling, general and administrative ("SG&A") expenses were $8.1 million in the 2002 third quarter, compared to $6.9 million in the third quarter of 2001. As a percentage of net revenue, SG&A expenses increased to 26.3% in the third quarter of 2002 compared to 24.5% in the 2001 third quarter, primarily due to increased marketing and promotional costs.

     Interest expense for the 2002 third quarter totaled $962 thousand, a decrease of 40.1% from $1.6 million in the third quarter of 2001. The decrease reflects the Company's reduction in debt outstanding and lower applicable interest rates. Interest expense for the quarters ended September 30, 2002, and 2001, included guarantee fees paid to the Company's three principal stockholders. These guarantee fee expenses totaled approximately $316 thousand and $365 thousand in the third quarters of 2002 and 2001, respectively.


Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2002 and 2001

     For the nine months ended September 30, 2002, the Company earned net income of $7.3 million, or $0.77 per share (diluted), on net revenues of $84.1 million, an increase from net income of $4.4 million, or $0.47 per share (diluted), on net revenues of $79.7 million during the nine months ended September 30, 2001. Income from operations for the 2002 nine-month period totaled $14.5 million, compared to $12.7 million for the same period in 2001.

     Casino revenues for the first nine months of 2002 totaled $53.4 million, an 8.1% increase from $49.4 million for the first nine months of 2001, reflecting increases in both slot and table games win. Slot revenues were up 4.0% in the first nine months of 2002 compared to the first nine months of 2001 due to an increase in the volume of slot machine play. Table game revenue for the nine months ended September 30, 2002 increased 26.1% compared to the same period in 2001, primarily due to an increase in table game drop and hold percentage. Poker room revenue was relatively unchanged for the nine months ended September 30, 2002, compared to the same period last year. Keno revenue decreased 4.4% in the nine-month period ended September 30, 2002, when compared to the same period last year. The decrease was due to a lower hold percentage that was partially offset by a 4.3% increase in keno write. Casino operating expenses amounted to 38.1% of casino revenues for the nine months ended September 30, 2002, compared to 39.1% for the same period in 2001, primarily due to successful efforts to manage payroll costs and other direct departmental expenses.

     Food and beverage revenues totaled $25.2 million for the nine months ended September 30, 2002, an increase of 5.5% from the $23.9 million for the nine months ended September 30, 2001, due to increases in the number of covers served and the average revenue per cover. Food and beverage operating expenses amounted to 52.3% of food and beverage revenues during the 2002 nine-month period, compared to 57.5% for the same period in 2001, which was primarily due to a reduction in average food cost of sales and overall successful efforts to manage payroll costs and other direct departmental expenses.

     Hotel revenues for the first nine months of 2002 increased 5.9% to $15.7 million from $14.8 million for the first nine months of 2001, primarily due to an increase in the average occupancy rate and higher ADR. 2002 revenues also include a $3 per occupied room energy surcharge for the entire nine months, which was not imposed until April 2001. The ADR at the Atlantis increased during the 2002 nine-month period to $56.42, compared to $54.72 for the same period in 2001, while the occupancy rate increased to 94.1% for the nine-month period in 2002 from 92.7% for the same period in 2001. Hotel operating expenses in the first nine months of 2002 were 31.3% of hotel revenues, compared to 35.0% for the same period in 2001. This decrease in operating expenses as a percentage of hotel revenues resulted primarily from a decrease in bad debt expense and overall successful efforts to manage payroll costs and other direct departmental expenses.

     Other revenues were $2.8 million for the nine months ended September 30, 2002, an increase of 7.3% from $2.6 million in the same period in 2001, due primarily to recovery of previously written-off bad debts, and increased sales in both our retail stores and the entertainment fun center. Other expenses as a percentage of revenue fell to 34.4% for the nine months ended September 30, 2002, as compared to 38.3% for the same period in 2001.

     Selling, general and administrative expenses increased 10.9% to $22.5 million in the first nine months of 2002, compared to $20.3 million in the first nine months of 2001, primarily as a result of increased marketing and promotional expenditures. As a percentage of net revenue, SG&A expenses increased slightly to 26.7% in the 2002 nine-month period from 25.4% in the same period in 2001.

     Interest expense for the first nine months of 2002 totaled $3.1 million, a decrease of 47.9%, compared to $6.0 million for the same period one year earlier. The decrease reflects the Company's reduction in debt outstanding and lower applicable interest rates. Interest expense for the nine-month periods ended September 30, 2002, and 2001, included guarantee fees paid to the Company's three principal shareholders. These guarantee fee expenses totaled approximately $1.0 million and $1.1 million in the first nine months of 2002 and 2001, respectively.

     The Company also incurred approximately $225 thousand in non-recurring expenses associated with a secondary stock offering by certain principal stockholders during the second quarter of 2002. These expenses included legal, accounting, printing and road show charges.

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

     The constitutional amendment approved by California voters in 1999 allowing the expansion of Indian casinos in California will have an impact on casino revenues in Nevada in general, and many analysts have predicted the impact will be more significant on the Reno-Lake Tahoe market. The extent of this impact is difficult to predict, but the Company believes that the impact on the Company will be mitigated to an extent due to the Atlantis' emphasis on Reno area residents as a significant base of its business, as well as its proximity to the newly renovated and expanded Reno-Sparks Convention Center. However, if other Reno area casinos suffer business losses due to increased pressure from California Indian casinos, they may intensify their marketing efforts to Reno area residents as well.

     The Company also believes that unlimited land based casino gaming in or near any major metropolitan area in the Atlantis' key non-Reno marketing areas, such as San Francisco or Sacramento, could have an adverse effect on its business.


LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 2002, net cash provided by operating activities totaled $14.0 million, an increase of 6.3% compared to the same period last year. Net cash used in investing activities for the same period totaled $4.0 million, and was used primarily in remodeling of the property and the acquisition of furniture and equipment at the Atlantis. Net cash used in financing activities totaled $11.9 million as the Company used cash to reduce long-term debt. As a result, at September 30, 2002, the Company had cash of $6.4 million, compared to $8.4 million at December 31, 2001.

     The Company has a reducing revolving credit facility with a group of banks (the "Credit Facility"). At September 30, 2002, the outstanding balance of the Credit Facility was $60.8 million, down from $67.9 million at September 30, 2001. This facility is guaranteed by the Company's three principal stockholders who, beginning in 2001, earn a fee equal to 2% per annum of the quarterly average outstanding bank debt amount. These guarantee expenses totaled approximately $1.0 million in the first nine months of 2002. The principal terms of the Credit Facility are summarized in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Contractual cash obligations for the Company as of September 30, 2002, over the next five years are as follows:


                                             Payments Due by Period
                              ------------------------------------------------
Contractual Cash                           Less than       1 to 3       4 to 5
  Obligations                    Total       1 year        years        years
-------------------------     ------------------------------------------------
Long term debt                $61,618,510  $ 7,118,510  $54,500,000  $      -
Capital lease obligations              -            -            -          -
Operating leases                  430,030      161,261      268,769         -
                              -----------  -----------  -----------  ---------
Total contractual cash
  obligations                 $62,048,540  $ 7,279,771  $54,768,769  $      -
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




                                    -14-
RECENTLY ISSUED ACCOUNTING STANDARDS

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

     In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No.
30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and that meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but early adoption is permitted. The Company has not yet evaluated the impact of SFAS No. 145 on its financial position and results of operations.

     In June 2002, the FASB issued SFAS No. 146. "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 943, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not utilize derivative transactions to hedge the Company's exposure to interest rate changes.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.


                       PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     The three principal stockholders of the Company, through their affiliates, directly or indirectly control the ownership and management of a shopping center directly adjacent to the Atlantis. The shopping center occupies 18.7 acres and consists of 233,000 square feet of retail space. The Company currently rents approximately 5,100 square feet in the shopping center and pays rent of approximately $4,400 per month.


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



                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)

Date: November 13, 2002                  By:  /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Duly Authorized Officer)


CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Farahi, President and Chief Executive Officer of Monarch Casino & Resort, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Monarch Casino & Resort, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ John Farahi
    ---------------
        John Farahi
        President and
        Chief Executive Officer































                                   -18-
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ben Farahi, Chief Financial Officer of Monarch Casino & Resort, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Monarch Casino & Resort, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   -19-

Date: November 13, 2002

By: /s/ Ben Farahi
    ---------------
        Ben Farahi
        President and
        Chief Executive Officer


                                EXHIBIT INDEX

Exhibit No.     Description                                        Page No.
-----------     -----------                                        --------
99.01           Certification of Financial Condition and Results
                of Operations                                         21











































                                    -20-
EXHIBIT 99.01

   CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, certify that:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934.

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated this 13th day of November 2002.


/s/ John Farahi
---------------
John Farahi
Chief Executive Officer


     This certification is made solely for the purposes of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.




























                                   -21-
 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ben Farahi, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, certify that:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934.

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated this 13th day of November 2002.


/s/ Ben Farahi
---------------
Ben Farahi
CHIEF FINANCIAL OFFICER


     This certification is made solely for the purposes of 18 U.S.C. section 1350, subject to the knowledge standard contained therein, and not for any other purpose.






























                                    -22-