Form 10-K
period 2002-12-31
MONARCH CASINO & RESORT INC
filed 2003-03-28
CIK 907242

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined by rule 12b-2 of the Act). YES [ ] NO [X]




     The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 28, 2002, based on the closing price as reported on The Nasdaq Stock Market(SM) of $14.83 per share, was approximately $35,211,314.

     As of June 28, 2002, Registrant had outstanding 9,468,880 shares of Common Stock.


     The aggregate market value of voting and non-voting common equity held by nonaffiliates as of March 18, 2003, based on the closing price as reported on The Nasdaq Stock Market(SM) of $8.36 per share, was approximately $36,989,062.

     As of March 18, 2003, Registrant had outstanding 9,509,830 shares of Common Stock.


     DOCUMENTS INCORPORATED BY REFERENCE. A Current Report on Form 8-K dated May 24, 2002 is cross-referenced in Part II - Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Portions of the Proxy Statement for Registrant's Annual Meeting of Stockholders for the year ended December 31, 2002, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

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

















                                     -2-
                                    PART I

ITEM 1. BUSINESS

     Monarch Casino & Resort, Inc. (the "Company" or "we"), through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. ("Golden Road"), owns and operates the tropically-themed Atlantis Casino Resort, a hotel/casino facility in Reno, Nevada (the "Atlantis"). Unless otherwise indicated, "Monarch" or the "Company" refers to Monarch Casino & Resort, Inc. and its Golden Road subsidiary. Monarch was incorporated in 1993 under Nevada law for the purpose of acquiring all of the stock of Golden Road. The principal asset of Monarch is the stock of Golden Road, which holds all of the assets of the Atlantis.
Our principal executive offices are located at 1175 West Moana Lane, Suite 200, Reno, Nevada 89509, telephone (775) 825-3355.

AVAILABLE INFORMATION

     Our website address is www.monarchcasino.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

THE ATLANTIS CASINO RESORT

     Through our Golden Road subsidiary, we own and operate the tropically-themed Atlantis Casino Resort, which is located approximately three miles south of downtown in the generally more affluent and rapidly growing south area of Reno, Nevada. The Atlantis features approximately 51,000 square feet of casino space interspersed with waterfalls, giant artificial palm trees, thatched-roof huts, and other tropical decor; a hotel and a motor lodge with 980 guest rooms; nine food outlets; a nightclub; an enclosed pool with waterfall; an outdoor pool; a health spa; two retail outlets offering clothing and traditional gift shop merchandise; an 8,000 square-foot family entertainment center; and approximately 25,000 square feet of banquet, convention and meeting room space.

     The Reno-Sparks Convention Center is located across the street from the Atlantis, the only hotel-casino within easy walking distance. The Reno-Sparks Convention Center underwent a $105 million expansion and renovation completed in late July 2002 that increased its exhibition, meeting room, ballroom, and lobby space by more than 50%, from approximately 380,000 to approximately 600,000 square feet.

ATLANTIS CASINO

     The Atlantis casino offers approximately 1,450 slot and video poker machines; 37 table games, including blackjack, craps, roulette, Let it Ride(TM), Three Card Poker(TM), Fortune Pai Gow Poker(TM) and Wild Hold'em Fold'em(TM); a sports book (which is operated by an unaffiliated party pursuant to a lease arrangement with us); keno; and a poker room.





                                   -3-
     The following table summarizes the components of our casino revenues for the periods shown:

                                         Years ended December 31,
                                        --------------------------
                                         2002      2001      2000
                                        ------    ------    ------
Slot & video poker.....................  74.8%     77.3%     75.5%
Table games............................  22.5%     19.8%     21.5%
Keno, poker room and sports book rent..   2.7%      2.9%      3.0%

     The Atlantis offers what we believe are higher than average payout rates on slot machines relative to other northern Nevada casinos and has adopted liberal rules for its blackjack games, including the use of single decks of cards at many tables and allowing players to "double down" on the first two cards. We seek to attract high-end players through high quality amenities and services and by extension of gaming credit after a careful credit history evaluation.

HOTEL AND MOTOR LODGE

     The Atlantis includes three contiguous high-rise hotel towers with 831 rooms and suites, and a low-rise motor lodge with another 149 rooms, for a total of 980 guest rooms. The first of the three hotel towers, which was completed in April 1991, contains 160 rooms and suites in 13 stories, and underwent a $2.8 million complete interior renovation completed early in the third quarter of 2002. The second hotel tower was completed in September 1994 and contains 283 rooms and suites in 19 stories. The third tower was completed in June 1999 and contains 388 rooms and suites in 28 stories. The rooms on the top seven floors in the newest tower are nearly 20% larger than the standard guest rooms and offer private elevator access, upscale accommodations, and a private concierge service.

     The Atlantis hotel rooms feature upbeat, colorful interior decorations and furnishings consistent with the Atlantis' tropical theme, as well as nine-foot ceilings (most standard hotel rooms have eight-foot ceilings), which create an open and spacious feel. The newest hotel tower features a four-story waterfall with an adjacent swimming pool in a climate controlled, five-story glass enclosure, which shares an outdoor third floor pool deck with an outdoor swimming pool and whirlpool. A health spa is located adjacent to the swimming areas. The hotel also features glass elevators rising the full 19 and 28 stories of the two taller hotel towers, providing panoramic views of the Reno area and the Sierra Nevadas, a mountain range separating Nevada from California.

     The 149-room motor lodge is a two-story structure located adjacent to the hotel. The motor lodge rooms, which are also decorated and furnished in a manner consistent with the Atlantis' tropical theme, are smaller than the tower hotel rooms and have standard eight-foot ceilings. We believe the motor lodge rooms appeal to value conscious travelers who still want to enjoy the experience and amenities of a first-class hotel-casino resort.







                                   -4-
     The average occupancy rate and average daily room rate at the Atlantis for the following periods were:

                                         Years ended December 31,
                                        --------------------------
                                         2002      2001      2000
                                        ------    ------    ------
Occupancy rate.........................  92.9%     91.1%     90.8%
Average daily room rate................ $55.29    $53.48    $53.59

     We continually monitor and adjust hotel room rates based upon demand and other competitive factors. Our Average Daily Room Rate ("ADR") has also been impacted by rooms sold at discounted rates to select wholesale operators for tour and travel packages.


RESTAURANTS AND DINING

     The Atlantis has six restaurants, one snack bar, and two gourmet coffee bars, as described below.

     - The 640-seat Toucan Charlie's Buffet & Grill, which offers a wide variety of standard hot food selections, salads and seafood; specialty substations featuring made-to-order items, such as Mongolian barbecue, fresh Southwest and Asian specialties, and meats roasted in wood-fired rotisserie ovens; and two salad stations
           - The 135-seat, aquatic-themed Atlantis Seafood Steakhouse gourmet restaurant
     - The 230-seat, upscale MonteVigna Italian Ristorante, featuring a centrally located wine cellar and seasonal outdoor terrace
     - The 85-seat Oyster Bar restaurant offering fresh seafood, soups and bisques made to order
     - The 178-seat 24-hour Purple Parrot coffee shop
     - The 104-seat Cafe Alfresco restaurant serving pizzas prepared in a wood-fired, brick oven
     - Two gourmet coffee bars, both offering specialty coffee drinks and pastries and desserts made fresh daily in the Atlantis bakery
     - A snack bar and soda fountain serving ice cream and arcade-style refreshments


THE SKY TERRACE

     The Sky Terrace is a unique structure with a diamond-shaped, blue glass body suspended approximately 55 feet above street level and spanning 160 feet across South Virginia Street. The Sky Terrace connects the Atlantis with additional parking on a 16-acre site owned by us across South Virginia Street from the Atlantis. The structure rests at each end on two 100-foot tall Grecian columns with no intermediate support pillars. The tropically-themed interior of the Sky Terrace contains the Oyster Bar, one of the gourmet coffee and pastry bars with adjacent table seating, a video poker bar, banks of slot machines, and a lounge area with oversized leather sofas and chairs.

     Operations at the Atlantis are conducted 24 hours a day, every day of the year. The Atlantis' business is moderately seasonal in nature, with higher revenues during the summer months and lower revenues during the winter months.


                                   -5-
ATLANTIS IMPROVEMENTS

     We have continuously invested in upgrading the Atlantis. Our capital expenditures at the Atlantis were $6.5 million in 2002, $4.5 million in 2001 and $3.9 million in 2000. A reconciliation of capital expenditures to the Company's Statements of Cash Flows is as follows (in millions):

                                                       2002        2001        2000
                                                     --------    --------    --------
Cash acquisitions of property and equipment...        $4.8        $3.3        $2.2
Property and equipment acquired through
 trade payables...............................         0.1          -          1.0
Financed purchases of property and equipment..         1.6         1.2         0.7
                                                     --------    --------    --------
Total capital expenditures....................        $6.5        $4.5        $3.9

     During 2002, capital expenditures consisted primarily of renovations to the first hotel tower, renovations and upgrade to the hotel front desk and VIP services area, a total renovation of the Cafe Alfresco, and continued acquisitions of and upgrades to gaming equipment. In 2001, capital expenditures were primarily for the renovation of hotel room suites in the third tower and acquisition and upgrades of slot machines, computer information systems and furniture, fixtures and equipment. Capital expenditures during 2000 included renovation of the high-limit slot area, construction of new public restrooms on the casino floor, new slot machines, and other furnishings, fixtures and equipment.

     We remain committed to implementing renovations and upgrades and will consider all capital expenditure projects proposed by our executive officers and key employees.


EXPANSION POTENTIAL

     Our expansion potential is twofold. First, we could expand our existing casino, which the City of Reno has approved, thereby allowing us to add 500 more slot machines. The City of Reno has also approved the expansion of the hotel by 520 rooms as well as the construction of a parking garage with 1,831 spaces. Second, we could expand by developing the 16-acre parcel that we own across the street from the Atlantis. This site is connected to the Atlantis by the Sky Terrace and is currently used for parking and special events related to the Atlantis. Our 16-acre parcel meets all current Reno zoning requirements in the event we decide to build another resort or entertainment facility. We currently have no plans for the expansion or development of either site, but we constantly monitor industry demands and prudent development opportunities for our property.

MARKETING STRATEGY

     Our revenues and operating income are principally dependent on the level of gaming activity at the Atlantis casino. Our predominant marketing goal is to utilize all of the Atlantis facilities to generate additional casino play. Our secondary goal is to maximize revenues from our hotel, restaurants, cocktail lounges, convention and meeting rooms and other amenities.


                                   -6-
     Our marketing efforts are directed toward three broad consumer groups:
Reno area residents, leisure travelers, and conventioneers. We believe the Atlantis' location outside the downtown area, near the airport and across the street from the Reno-Sparks Convention Center makes the facility appealing to all three groups.

     RENO AREA RESIDENTS. The Atlantis' proximity to rapidly growing, generally more affluent, south Reno residential areas provides a significant source of middle to upper-middle income gaming customers. We market to Reno area residents (referred to from time to time as "Locals") on the basis of the Atlantis location and accessibility, convenient surface parking, gaming values, ambiance, friendly efficient service, and quality and relative value of its food and beverage offerings, entertainment, and promotions.

     We believe local gaming customers prefer slot and video poker machines to table games, and prefer video poker machines to reel-spinning (or electronically simulated reel-spinning) slot machines. Accordingly, the Atlantis provides a diverse selection of video poker machines. Moreover, we believe that Reno area residents seek out and frequent casinos with higher payout rates on slot and video poker machines and more liberal rules on table games relative to other northern Nevada casinos. We believe the Atlantis offers higher than average payout rates on slot machines, and we have adopted liberal rules for its blackjack games, including the use of single decks of cards at many tables and allowing players to "double down" on the first two cards. We have also implemented "Club Paradise," a frequent player club, to encourage local residents' repeat play at our casino.

     LEISURE TRAVELERS. Reno is a popular gaming and vacation destination that enjoys direct freeway access to nearly all major northern California population centers and non-stop air service from most large cities in the western United States, as well as many midwest and southern population centers such as Chicago, Minneapolis and Dallas. The principal segments of Reno's leisure traveler market are independent travelers, package tour and travel customers, and high-end players. We attempt to maximize our gaming revenues and hotel occupancy through a balanced marketing approach that addresses each market segment.

     Independent travelers make reservations directly with hotels of their choice or through independent travel agents. We believe this market segment is largely comprised of individuals who drive and, to a lesser extent, fly to Reno from a specific region, primarily northern California and the Pacific Northwest. We strive to attract the middle to upper-middle income strata of this consumer segment through advertising and direct marketing in select regions. This segment represents a significant portion of the Atlantis' customers, especially those visiting on weekends.

     The package tour and travel segment consists of visitors who utilize travel packages offered by wholesale operators. We market to this segment through relationships with select wholesalers, primarily to generate customer visits and supplement mid-week occupancy.

     We welcome direct on-line reservations on our website
(http://www.atlantiscasino.com). We are also featured on major package tour and travel websites.




                                   -7-
     We market to high-end players selectively through direct sales. We utilize complimentary rooms, food and beverage, special events and the extension of gaming credit to attract high-end players.

     CONVENTIONEERS. Convention business, like package tour and travel, generates mid-week customer visits and supplements occupancy during low-demand periods. Conventioneers also typically pay higher average room rates than non-conventioneers. We selectively seek convention and meeting groups that we believe will materially enhance the Atlantis' occupancy and daily room rates, as well as those we believe will be more likely to gamble. As the only hotel-casino within easy walking distance of the Reno-Sparks Convention Center, the Atlantis is, in our view, uniquely positioned to capitalize on this expanding segment. We believe the $105 million expansion and remodeling of the Reno-Sparks Convention Center, completed in late July 2002, will create additional customer traffic for the Atlantis from a market segment that is presently underserved in the Reno area.

     We market to all customer segments, including conventioneers, on the basis of the location, quality and ambiance of the Atlantis facility, gaming values, friendly efficient service, and the quality and relative value of its rooms, food and beverage offerings, entertainment, and promotions.

     Our frequent player club, "Club Paradise," allows our customers to be eligible to receive rewards and privileges based on the amount of their play, while allowing us to track their play through a computerized system. We use this information to determine appropriate levels of complimentary awards, and also in our direct marketing efforts. We believe that Club Paradise significantly enhances our ability to build customer loyalty and generate repeat customer visits.


COMPETITION

     Competition in the Reno area gaming market is intense. Based on information obtained from the December 31, 2002 Gaming Revenue Report published by the Nevada State Gaming Control Board and our estimates, we believe that there are approximately 13 casinos in the Reno area which generate more than $12.0 million each in annual gaming revenues, approximately 8 of which are located in downtown Reno.

     We believe that the Atlantis' competition for Locals comes primarily from other large-scale casinos located outside of downtown Reno that offer amenities that appeal to middle to upper-middle income customers, and secondarily with those casinos located in downtown Reno which offer similar amenities. We compete for Locals primarily on the basis of the desirability of our location, the quality and ambiance of the Atlantis facility, friendly efficient service, the quality and relative value of its food and beverage offerings, entertainment offerings, promotions, and gaming values. We believe the Atlantis' proximity to residential areas in south Reno and its abundant surface parking afford it an advantage over the casinos located in downtown Reno in attracting Locals.







                                   -8-
     We believe that the Atlantis' primary competition for leisure travelers comes from other large-scale casinos, including those located in downtown Reno and those located away from downtown Reno, that offer amenities that appeal to middle to upper-middle income customers. We competes for leisure travelers on the basis of the desirability of our location, the quality and ambiance of the Atlantis facility, friendly efficient service, the quality and relative value of its rooms and food and beverage offerings, entertainment offerings, promotions, and gaming values. We believe that our location away from downtown Reno is appealing to many customers who prefer to avoid the more congested downtown area; however, the Atlantis' location is a disadvantage in that it does not afford us the ability to generate walk-in traffic (except with respect to persons attending events at the Convention Center), which is a significant source of customers for some casinos located in downtown Reno.

     We believe that the Atlantis' primary competition for conventioneers comes from other large-scale hotel casinos in the Reno area that actively target the convention market segment, and secondarily from other cities on the U.S. west coast with large convention facilities and substantial hotel capacity, including Las Vegas. We compete for conventioneers based on the desirability of our location, the quality and ambiance of the Atlantis facility, meeting and banquet rooms designed to appeal to conventions and groups, friendly efficient service, and the quality and relative value of its rooms and food and beverage offerings. We believe that the Atlantis' proximity to the Convention Center affords it a distinct competitive advantage in attracting conventioneers.

     The Atlantis also competes for gaming customers with hotel casino operations located in other parts of Nevada, especially Las Vegas and Lake Tahoe, and with hotel casinos, Indian casinos, and riverboat casinos located elsewhere throughout the United States and the world. We believe that the Atlantis also competes to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, and other forms of legalized gaming, particularly in northern California and the Pacific Northwest.

     The constitutional amendment approved by California voters allowing the expansion of Indian gaming in the form of casinos in California has had an impact on casino revenues in Nevada in general, and many analysts have predicted the impact will be more significant on the Reno-Lake Tahoe market. The extent of this impact is difficult to predict, but we believe that the impact on us has been mitigated to an extent due to the Atlantis' emphasis on Reno area residents as a significant base of its business and the future potential of convention business due to its proximity to the renovated and expanded Convention Center. Other Reno area casinos may intensify their marketing efforts to Reno area residents if they suffer business losses due to increased pressure from California Indian casinos which may impact our customer base and, consequently, revenues. However, we believe our numerous amenities such as a wide array of restaurants, a video arcade, banquet facilities and surface parking are a key factor in our ability to attract Reno area residents which competitor facilities will not easily be able to match without major capital expenditures.







                                   -9-
     Certain experienced Nevada gaming operators have agreements to build and manage Indian casino facilities near Sacramento, one of Reno's key feeder markets. Once these facilities receive all the required permits and are built, they could provide an alternative to Reno area casinos, especially during certain winter periods when auto travel through the Sierra Nevadas is hampered. One of these major Indian casino projects near Sacramento has been granted all necessary permits and is undergoing construction scheduled for completion and opening at the end of June 2003.

     We believe that the legalization of unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key marketing areas, such as San Francisco or Sacramento, could have a material adverse impact on our business.


REGULATION AND LICENSING

     The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, referred to as the Nevada Act, and various local regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, and the Reno City Council, referred to as the Nevada Gaming Authorities.

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things:

     - the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;
     - the establishment and maintenance of responsible accounting practices and procedures;
     - the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;
     - the prevention of cheating and fraudulent practices; and
     - providing a source of state and local revenues through taxation and licensing fees.

     Changes in such laws, regulations and procedures could have an adverse effect on our gaming operations.

     Golden Road, our subsidiary which operates the Atlantis, is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. We are registered by the Nevada Gaming Commission as a publicly traded corporation, or Registered Corporation. As such, we are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information that the Nevada Gaming Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Golden Road without first obtaining licenses and approvals from the Nevada Gaming Authorities. Golden Road and we have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.


                                   -10-
     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Golden Road or us in order to determine whether that individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and key employees of Golden Road must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in gaming activities of Golden Road may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. Applicants for licensing or a finding of suitability must pay all costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities also have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Golden Road or us, the companies involved would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     We are required to submit detailed financial and operating reports to the Nevada Gaming Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by us must be reported to, or approved by, the Nevada Gaming Commission.

     If it were determined that we violated the Nevada Act, our gaming licenses and registrations with the Nevada Gaming Commission could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, the Nevada Gaming Commission could appoint a supervisor to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of our gaming properties) could be forfeited to the State of Nevada. The limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our gaming operations.

     Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of our voting securities determined if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.




                                   -11-
     The Nevada Gaming Act requires any person who acquires more than 5% of our voting securities to report the acquisition to the Nevada Gaming Commission. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor is not deemed to hold voting securities for investment purposes unless they were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action that the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

     - voting on all matters voted on by stockholders;
     - making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and
     - such other activities as the Nevada Gaming Commission may determine to be consistent with such investment intent.

     If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the Nevada State Gaming Control Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:

     - pay that person any dividend or interest upon voting securities,
     - allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person,
     - pay remuneration in any form to that person for services rendered or otherwise, or
     - fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.






                                   -12-
     The Nevada Gaming Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Gaming Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals if, without the prior approval of the Nevada Gaming Commission, it:

     - pays to the unsuitable person any dividend, interest, or any distribution;
     - recognizes any voting right by such unsuitable person in connection with such securities;
     - pays the unsuitable person remuneration in any form; or
     - makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

     We are required to maintain a current stock ledger in Nevada and the Nevada Gaming Authorities may examine the ledger at any time. If any securities are held in trust by an agent or a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Gaming Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

     We may not make a public offering of our securities without the prior approval of the Nevada Gaming Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for purposes of constructing, acquiring or financing gaming facilities. Any approval, if granted, does not constitute a finding, recommendation or approval by the Nevada Gaming Commission or the Nevada Gaming Control Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

     Changes in our control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby that person obtains control (including foreclosure on the pledged shares), may not occur without the prior approval of the Nevada Gaming Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada State Gaming Control Board and Nevada Gaming Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to:

                                   -13-
     - assure the financial stability of corporate gaming operators and their affiliates;
     - preserve the beneficial aspects of conducting business in the corporate form; and
     - promote a neutral environment for the orderly governance of corporate affairs.

     We are, in certain circumstances, required to receive approval from the Nevada Gaming Commission before we can make exceptional repurchases of voting securities above their current market price and before we can consummate a corporate acquisition opposed by management. The Nevada Act also requires prior approval of a plan of recapitalization proposed by our board of directors in response to a tender offer made directly to a Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

     Licensee fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

     - a percentage of the gross revenues received;
     - the number of gaming devices operated; or
     - the number of table games operated.

     A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, a manufacturer or a distributor also pay certain fees and taxes to the State of Nevada.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, referred to as Licensees, and who is or proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada State Gaming Control Board of their participation in foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Gaming Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.







                                   -14-
EMPLOYEES

     As of March 18, 2003, we had approximately 1,820 employees. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.


ITEM 2. PROPERTIES

     Our properties consist of:

     (a) The approximately 13-acre site in Reno, Nevada on which the Atlantis is situated, including the hotel towers, casino, restaurant facilities and surrounding parking is, in part or in whole, held subject to a trust deed encumbrance in favor of financial institutions totaling approximately $55.3 million as of March 18, 2003. This reflects a $4.2 million paydown since December 31, 2002.

     (b) An approximately 16-acre site adjacent to the Atlantis and connected to the Atlantis by the Sky Terrace, includes approximately 11 acres of paved parking used for customer, employee and valet parking. The remainder of the site is undeveloped. This site is compliant with all casino zoning requirements and is suitable and available for future expansion of the Atlantis facilities, parking, or complimentary resort and/or entertainment amenities.
We have not determined the ultimate use of this site. These 16 acres are also held subject to the trust deed encumbrance described in ITEM 2 (a) above.


ITEM 3. LEGAL PROCEEDINGS

     On April 26, 1994, and May 10, 1994, complaints in purported class action lawsuits (William Poulos v. Caesars World, Inc. et al., Case No. 94-478-Civ-Orl-22, and William H. Ahern v. Caesars World, Inc. et al., Case No. 94-532-Civ-Orl-22, respectively) were filed in the United States
District Court for the Middle District of Florida (the "Florida Complaints") and were subsequently transferred to the United States District Court for the District of Nevada, Southern Division (the "Nevada District Court"). On September 26, 1995, a complaint in a purported class action lawsuit (Larry Schrier v. Caesars World, Inc. et al., Case No. 95-923-LDG (RJJ)) was filed in Nevada District Court (along with the Florida Complaints, the "Complaints"). The Complaints allege that manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company, have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints charge Defendants with violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. The Nevada District Court consolidated the actions (and one other action styled William Poulos v. American Family Cruise Line, NV et al., Case No. CV -S-95-936-LDG (RLH), in which the Company is not a named defendant). The Plaintiffs moved to certify two classes of plaintiffs, essentially encompassing all persons in the U.S. who have played one or more of the defendants' video poker or electronic slot machines in the prior ten years.


                                   -15-
That motion was opposed by the defendants and subsequently, the court ruled in favor of the defendants and denied the class certification motion. The plaintiffs have appealed from that ruling. The appeal has been fully briefed and is presently pending before the Ninth Circuit Court of Appeals. Management believes that denial of class certification will be upheld upon appeal, and further that the substantive allegations in the Complaints are without merit. Management intends to defend vigorously against the allegations.

     We may be party to other claims that arise in the normal course of business. Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our security holders during the fourth quarter of 2002.


                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Our common stock trades on The Nasdaq Stock Market(SM) under the symbol MCRI. The following table sets forth the high and low bid prices of our common stock, as reported by The Nasdaq Stock Market(SM), during the periods indicated.

                                   2002             2001
                              --------------   --------------
                               High    Low      High    Low
                              -------  ------   ------  ------
     First quarter........... $11.700  $ 7.400  $5.625  $4.125
     Second quarter.......... $15.610  $ 9.000  $5.400  $4.400
     Third quarter........... $14.780  $10.360  $6.060  $5.000
     Fourth quarter.......... $14.430  $12.010  $7.980  $5.300

     (b) As of March 18, 2003, there were approximately 106 holders of record of our common stock, and approximately 750 beneficial stockholders.

     (c) We have never paid dividends. We presently intend to retain earnings and use free cash to finance our operating activities, for maintenance capital expenditures and to reduce debt. We do not anticipate declaring cash dividends in the foreseeable future. Our bank loan agreement also contains provisions which require the achievement of certain financial ratios before we can pay or declare dividends to our stockholders. See Item 8, "FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Note 5."

     (d) Securities Authorized for Issuance Under Equity Compensation Plans. See Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management.






                                   -16-
ITEM 6. SELECTED FINANCIAL DATA

                                                        Years ended December 31,
                                            ------------------------------------------------
(In thousands except per share amounts)        2002<F1>  2001<F2>  2000<F3>  1999<F4>  1998<F5>
--------------------------------------------------------------------------------------------
OPERATING RESULTS
Casino revenues                              $70,773   $64,908   $59,373   $48,345   $40,717
Other revenues                                57,641    54,461    51,713    43,227    31,802
                                             -------   -------   -------   -------   -------
Gross revenues                               128,414   119,369   111,086    91,572    72,519
Promotional allowances                       (17,376)  (14,853)  (14,170)  (12,707)  (10,009)
                                             -------   -------   -------   -------   -------
Net revenues                                 111,038   104,516    96,916    78,866    62,511
Income from operations                        17,196    14,132     9,550     3,798     8,083
Income (loss) before income
  tax and extraordinary item                  13,033     6,888     1,386      (945)    5,681
Income (loss) before
  extraordinary item                           8,603     4,602       960      (585)    3,760
Net income (loss)                            $ 8,603   $ 4,602   $   960   $  (585)  $ 3,760
                                             =======   =======   ========  =======   =======
--------------------------------------------------------------------------------------------
INCOME (LOSS) PER SHARE OF COMMON STOCK
Income (loss) before extraordinary item
     Basic                                   $  0.91   $  0.49   $  0.10   $ (0.06)  $  0.40
     Diluted                                 $  0.90   $  0.49   $  0.10   $ (0.06)  $  0.40
Net income (loss)
     Basic                                   $  0.91   $  0.49   $  0.10   $ (0.06)  $  0.40
     Diluted                                 $  0.90   $  0.49   $  0.10   $ (0.06)  $  0.40
Weighted average number of common shares
  and potential common shares outstanding
     Basic                                     9,458     9,436     9,436     9,436     9,436
     Diluted                                   9,521     9,480     9,477     9,436     9,502
--------------------------------------------------------------------------------------------
OTHER DATA
Depreciation and amortization                $10,320   $10,085   $10,101   $ 7,738   $ 4,436
Interest expense, net                        $ 3,934   $ 7,243   $ 8,165   $ 4,742   $ 2,403
Capital expenditures <F6>                    $ 6,534   $ 4,488   $ 3,866   $46,132   $34,482
--------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                                $117,480  $121,064  $126,391  $131,654   $96,732
Current maturities of long-term debt        $  8,279  $  8,106  $  7,538  $  7,334   $   850
Long-term debt, less current maturities     $ 52,000  $ 64,237  $ 73,481  $ 82,236   $52,310
Stockholders' equity <F7>                   $ 40,301  $ 31,430  $ 26,829  $ 25,869   $26,453



<F1> 2002 includes a $35 thousand gain on disposal of fixed assets.
<F2> 2001 includes a $25 thousand gain on disposal of fixed assets.
<F3> 2000 includes a $139 thousand gain on disposal of fixed assets.
<F4> 1999 includes a $184 thousand loss on disposal of fixed assets.
<F5> 1998 includes a non-cash disposal of fixed assets charge of $956 thousand, primarily from demolition relating to the start of the Atlantis Expansion.
<F6> Includes amounts financed with debt or capitalized lease obligations.
<F7> We paid no dividends during the five year period ended December 31, 2002.








                                     -17-
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Our sole operating asset, the Atlantis, is a hotel/casino resort located in Reno, Nevada. Our business strategy is to maximize the Atlantis' revenues, operating income and cash flow primarily through our casino, our food and beverage operations, our hotel operations and other revenue sources. We derive our revenues by appealing to middle to upper-middle income Reno residents, emphasizing slot machine play in our casino. We capitalize on the Atlantis' location, offer service, value and an appealing theme to our guests, focus on repeat customers, and utilize hands-on management of operations, costs and efficiencies.

     Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.

OPERATING RESULTS SUMMARY

     During 2002, we exceeded all previously reported results, including casino revenues, hotel revenues, net revenues, net income and earnings per share.


                                                                           Percentage
                                                                      Increase / (Decrease)
                                                                      ---------------------
                                           2002     2001     2000     02 vs 01     01 vs 00
                                          ------   ------   ------   ----------   ----------
(In millions, except earnings per share)

Casino revenues.........................  $ 70.8   $ 64.9   $ 59.4      9.0%         9.3%
Food and beverage revenues..............    33.6     32.0     30.1      5.3%         6.3%
Hotel revenues..........................    20.3     19.0     18.3      6.7%         4.1%

Net revenues............................   111.0    104.5     96.9      6.2%         7.8%
Income from operations..................    17.2     14.1      9.6     21.7%        48.0%

Net income..............................     8.6      4.6      1.0     87.0%       379.3%

Earnings per share - diluted............    0.90     0.49     0.10     83.7%       390.0%

Operating margin........................   15.5%    13.5%     9.9%     2.0 pts     3.6 pts


     Net revenues in 2002 increased 6.2% over 2001 due to increases in all our revenue segments including casino, food and beverage, hotel and other revenues, which increased 9.0%, 5.3%, 6.7% and 6.1%, respectively, over 2001.




                                   -18-
We attribute our improved results to our experienced management team, the superb location of the Atlantis in the more affluent and growing south part of Reno, the quality of our product that drives repeat business, our focus on marketing primarily to Reno-area residents, and our steadily declining interest expense resulting from lower prevailing interest rates and overall reductions in our outstanding debt.

     In 2002, our income from operations increased 21.7% over 2002, while our net income and earnings per diluted share increased 87.0% and 83.7%, respectively.

     Some significant items that affected our 2002 results are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the Liquidity and Capital Resources section.

     - Promotional allowances as a percentage of gross revenues increased from 12.4% in 2001 to 13.5% in 2002. This increase in promotional allowances reflects our efforts in attracting and retaining high-end players and local patrons.

     - Operating expenses for our food and beverage, hotel and other segments declined in 2002, both as a percentage of each segment's revenues and in absolute amounts.

     - Interest expense decreased 45.7% compared to 2001 due to lower prevailing interest rates combined with continuously decreasing outstanding debt.


CAPITAL SPENDING AND DEVELOPMENT

     We seek to continuously upgrade and maintain the Atlantis in order to present a fresh product to our guests and to maintain high quality standards.

     Capital expenditures at the Atlantis totaled approximately $6.5 million, $4.5 million, and $3.9 million in 2002, 2001, and 2000, respectively. In 2002, capital expenditures consisted primarily of renovations to Atlantis' first hotel tower, renovations and upgrades to the hotel front desk and VIP services area, a total renovation of the Cafe Alfresco, and continued acquisitions of and upgrades to gaming equipment. In 2001, capital expenditures consisted primarily of renovations of hotel room suites in the Atlantis' third tower, continued acquisitions of and upgrades to slot machines, computer information system equipment and various other furniture, fixtures and equipment to upgrade existing facilities. Capital expenditures during 2000 included renovation of the high-limit slot area, construction of new public restrooms on the casino floor, new slot machine equipment, and various other furnishings, fixtures & equipment to maintain the existing facilities.

     Future cash needed to finance capital spending is expected to be made available from operating cash flow, the Credit Facility (see Item 8, "FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Note 5.") and, if necessary, additional borrowings.





                                   -19-
STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, expansion of Indian casinos in California, Reno-area tourism conditions, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing), outcome of litigation, domestic or global economic conditions including those affected by the events of September 11, 2001 and the ongoing conflict in Iraq, and changes in federal or state tax laws or the administration of such laws.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We prepare our consolidated financial statements in conformity with principles generally accepted in the United States. Certain of the our policies, including the estimated lives assigned to our assets, the determination of bad debt, self insurance reserves, credit risk, and the calculation of income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on historical experience, terms of existing contracts, observations of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodologies applied, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the Notes to Consolidated Financial Statements.

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

Advertising Costs

     All advertising costs are expensed as incurred.

                                   -20-
Property and Equipment

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

     We periodically evaluate our fixed and other assets for impairment to ensure that they are appropriately valued.

Casino Revenues

     Casino revenues represent the net win from gaming activity, which is the difference between wins and losses. Additionally, net win is reduced by a provision for anticipated payouts on slot participation fees, progressive jackpots and any pre-arranged marker discounts.

Promotional Allowances

     The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances.

Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107 "Disclosures About Fair Value of Financial Instruments." The estimated fair value of our financial instruments has been determined by us, using available market information and valuation methodologies. However, considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that we could realize in a current market exchange.

     The carrying amounts of cash, receivables, accounts payable and accrued expenses, and current installments of long-term debt approximate fair value because of the short-term nature of these instruments.

     The fair value of long-term debt is estimated based on the current borrowing rates offered to us for debt of the same remaining maturities.

     It is estimated that the carrying amounts of all of our financial instruments approximate fair value at December 31, 2002 and 2001.

Income Taxes

     Income taxes are recorded in accordance with the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Under the asset and liability approach for financial accounting and reporting for income taxes, the following basic

                                   -21-
principles are applied in accounting for income taxes at the date of the financial statements: (a) a current liability or asset is recognized for the estimated taxes payable or refundable on taxes for the current year; (b) a deferred income tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on the provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred income taxes is reduced, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.

Concentrations of Credit Risk

     Financial instruments which potentially subject us to concentrations of credit risk consist principally of bank deposits and trade receivables. We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base. We believe we are not exposed to any significant credit risk on cash and accounts receivable.

Stockholder Guarantee Fees

     All of our bank debt is personally guaranteed by our three largest stockholders and has been since December 29, 1997. Effective January 1, 2001, we are compensating the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount until the guarantees are cancelled or the notes are paid off. For the twelve months ended December 31, 2002, and 2001, we recorded interest expense in the amounts of approximately $1.3 million and $1.5 million, respectively, for these guarantee fees.

Earnings Per Share

     We report "basic" earnings per share and "diluted" earnings per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing reported net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options.

DISCUSSION OF RESULTS OF OPERATIONS

2002 Compared with 2001

     For the year ended December 31, 2002, we earned net income of $8.6 million, or $0.90 per share, on net revenues of $111.0 million, compared to a net income of $4.6 million, or $0.49 per share, on net revenues of $104.5 million for the year ended December 31, 2001. Our net revenues for 2002 constitute record highs for any of our comparable twelve month periods. Our income from operations totaled $17.2 million for 2002 compared to $14.1 million for 2001. Net income for the year 2002 constitute record highs for any of our comparable twelve month periods, due to more efficient operations and reduced interest expense. Forty seven percent of our increase in net revenue flowed to operating income. This combined with a 45.7% reduction in interest expense over 2001 were major

                                   -22-
factors in the increase in net income. We believe the Atlantis continued to benefit in 2002 from the rapid growth occurring in the residential and industrial communities south of the Atlantis in Reno, and from the increasing popularity of the Atlantis with visitors to the Reno area.

     Casino revenues totaled $70.8 million in 2002, up 9.0% from $64.9 million in 2001, driven by increases in slot, table games, keno and poker game win. Revenue from slot and video poker machines ("slot machines") increased approximately 5.6% in 2002 compared to 2001 due to increased play as a result of more effective marketing and continued upgrade of facilities and equipment in 2001 and 2002. Table game win increased approximately 23.5% in 2002 compared to 2001 due to an approximate 5.9% increase in table game drop and a higher win percentage in year 2002 compared to year 2001. Keno and poker room revenues combined increased approximately 1.3% in 2002 over 2001 primarily due to an approximate 1.6% increase in poker revenue. Keno write increased approximately 6.4% in 2002 compared to 2001 due to more effective marketing. Casino operating expenses were 39.1% of casino revenues in 2002, compared to 40.1% in 2001. The decrease was due to continued efficiency of operations and a higher table game win percentage in year 2002.

     Food and beverage revenues increased in 2002, up 5.3% to $33.6 million from $32.0 million in 2001, primarily due to a 3.9% increase in average revenue per cover combined with a 2.1% increase in the number of covers served. Food and beverage operating expenses decreased to 52.3% of food and beverage revenues in 2002 compared to 56.9% in 2001, due to increased revenue per cover, lower cost of sales and more efficient operations.

     Hotel revenues totaled $20.3 million in 2002, an increase of 6.7% from $19.0 million in 2001. The increase reflects an increase in average daily occupied room rate along with an increase in occupancy rate during the twelve month period of 2002 compared to the same period in 2001. Year 2002 revenues also include a $3.00 per occupied room energy surcharge that was also assessed during the period April 2001 through December 2001. The Atlantis' average daily room rate ("ADR") was $55.29 in 2002, compared to $53.48 in 2001. The average occupancy rate at the Atlantis was 92.9% in 2002 compared to 91.1% in 2001. Hotel operating expenses decreased to 32.2% of hotel revenues in 2002, compared to 37.5% in 2001. This decrease in operating expenses as a percentage of hotel revenues resulted from a higher ADR, a decrease in bad debt expense and more efficient operations.

     Promotional allowances increased to $17.4 million, or 13.5% of gross revenues, in 2002 compared to $14.9 million, or 12.4% of gross revenues, in 2001. The increase is attributable to expanded efforts to increase revenues.

     Other revenues increased approximately 6.1% in 2002 to $3.7 million from $3.5 million in 2001, reflecting an increase in sales from the entertainment fun center and the logo gift shop. Other expenses were approximately 34.0% of other revenues in 2002, a decrease from 37.4% in 2001, primarily due to continued operating efficiencies of operating the two gift shops and the entertainment fun center.

     Selling, general and administrative ("SG&A") expenses totaled $30.4 million, or 27.4% of net revenues, in 2002 compared to $27.7 million, or 26.5% of net revenues, in 2001. The increase in these expenses as a percentage of revenues reflects increased energy costs and increased marketing and promotional costs.


                                   -23-
     Depreciation and amortization expense was $10.3 million in 2002, up slightly when compared to $10.1 million in 2001.

     Interest expense for 2002 totaled $3.9 million, down 45.7% from $7.2 million in 2001, due to reduced interest rates and lower debt outstanding. Interest expense for 2002 and 2001 included guarantee fees paid to our three principal stockholders. These guarantee expenses totaled approximately $1.3 million in 2002 compared to $1.5 million in 2001. At December 31, 2002, all of our interest-bearing debt was related to a reducing revolving credit facility with floating interest rates tied to a base rate approximately equal to the prime rate or LIBOR (at our option) plus a margin which fluctuates according to our ratio of funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")(See Item 8, "FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Note 5."). An increase in interest rates could have a material effect on our financial results.

     In 2002, we also incurred approximately $228 thousand in non-recurring expenses associated with a secondary stock offering by certain principal stockholders. These expenses included legal, accounting, printing and road show charges.


2001 Compared with 2000

     For the year ended December 31, 2001, we earned net income of $4.6 million, or $0.49 per share, on net revenues of $104.5 million, compared to a net income of $1.0 million, or $0.10 per share, on net revenues of $96.9 million for the year ended December 31, 2000. Our income from operations totaled $14.1 million for 2001 compared to $9.6 million for 2000. Net revenues for the year 2001 constitute a record high for any of our comparable twelve month periods, due to more efficient operations. A 48.0% increase in net revenue flow to operating income and an 11.3% reduction in interest expense over 2000 were major factors in the increase in net income. We believe the Atlantis continued to benefit in 2001 from the rapid growth occurring in the residential and industrial communities south of the Atlantis in Reno, and from the increasing popularity of the Atlantis with visitors to the Reno area.

     Casino revenues totaled $64.9 million in 2001, up 9.3% from $59.4 million in 2000, driven by increases in slot, keno and poker game win. Revenue from slot machines increased approximately 11.8% in 2001 compared to 2000 due to increased play as a result of the 1999 property expansion and upgrade of facilities and equipment in 2000 and 2001. Table game win increased approximately 1.0% in 2001 compared to 2000 due to an approximate 5.1% increase in table game drop which was offset by a lower win percentage in year 2001 compared to year 2000. Keno and poker room revenues combined increased approximately 6.6% in 2001 over 2000 primarily due to an approximate 24.8% increase in poker revenue as the poker room, which opened in mid 1999, continued to develop a loyal player base. Keno write increased approximately 4.9% in 2001 compared to 2000 as a result of successful efforts to increase play in restaurants and throughout the gaming floor. Casino operating expenses were 40.1% of casino revenues in 2001, compared to 43.0% in 2000. The decrease was due to continued efficiency of operations.






                                   -24-
     Food and beverage revenues increased in 2001, up 6.3% to $32.0 million from $30.1 million in 2000, primarily due to an 8% increase in average revenue per cover which was partially offset by a 2.1% decrease in covers. Food and beverage operating expenses decreased to 56.9% of food and beverage revenues in 2001 compared to 61.4% in 2000, due to more efficient operations.

     Hotel revenues totaled $19.0 million in 2001, an increase of 4.1% from $18.3 million in 2000. The increase reflects a slight decrease in average daily occupied room rate offset by a slight increase in occupancy rate during the twelve month period of 2001 compared to the same period in 2000. Year 2001 revenues also include a $3.00 per occupied room energy surcharge that was assessed during the period April 2001 through December 2001 that was not assessed during 2000. The Atlantis' ADR was $53.48 in 2001, compared to $53.59 in 2000. The average occupancy rate at the Atlantis was 91.1% in 2001 compared to 90.8% in 2000. Hotel operating expenses increased to 37.5% of hotel revenues in 2001, compared to 35.2% in 2000. This increase in operating expenses as a percentage of hotel revenues resulted from increased room maintenance costs and an increase in the hotel bad debt reserve.

     Other revenues increased approximately 3.1% in 2001 to $3.5 million from $3.4 million in 2000, reflecting an increase in sales from the logo gift shop, which opened in August 1999. Other expenses were approximately 37.4% of other revenues in 2001, down from 40.1% in 2000, primarily due to continued operating efficiencies of operating the two gift shops.

     SG&A expenses totaled 26.5% of net revenues in 2001, compared to 26.4% in 2000. The slight increase in these expenses as a percentage of revenues reflects increased energy costs, offset to a certain extent by economies of scale from the 1999 Atlantis expansion.

     Depreciation and amortization expense was $10.1 million in 2001, unchanged when compared to 2000.

     Interest expense for 2001 totaled $7.2 million, down 11.3% from $8.2 million in 2000, due to reduced interest rates and lower debt outstanding. Interest expense for 2001 included guarantee fees paid to our three principal stockholders. These guarantee expenses totaled approximately $1.5 million in 2001.


LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our daily hotel and casino activities with net cash provided by operating activities. For the years 2002, 2001, and 2000, net cash provided by operating activities totaled $20.0 million, $14.7 million, and $12.4 million, respectively. During each of the three years, net cash provided by operating activities was sufficient to fund our day-to-day operating expenses.

     Net cash used in investing activities, which consisted of acquisitions of property and equipment, totaled $4.9 million, $3.2 million, and $2.8 million in 2002, 2001, and 2000, respectively. Total capital expenditures, including amounts financed, were $6.5 million, $4.5 million, and $3.9 million in 2002, 2001, and 2000, respectively.




                                   -25-
     Net cash used in financing activities totaled $13.5 million in 2002, with the funds being used primarily to reduce long-term debt. Net cash used in financing activities totaled $9.9 million in 2001 and $9.2 million in 2000.

COMMITMENTS AND CONTINGENCIES

     Our contractual cash obligations as of December 31, 2002, over the next five years are as follows:

                                             Payments Due by Period
                              ------------------------------------------------
Contractual Cash                           Less than       1 to 3       4 to 5
Obligations                    Total         1 year        years        years
                              ------------------------------------------------
Long Term debt                $60,279,095  $ 8,279,095  $52,000,000  $      -
Operating Leases                  403,153      161,261      241,892         -
                              -----------  -----------  -----------  ---------
Total Contractual Cash
Obligations                   $60,682,248  $ 8,440,356  $52,241,892  $      -

     On March 10, 2003, we announced a plan to repurchase up to 250,000 shares, or 2.6%, of our common stock in open market transactions. The repurchase may be made from time to time depending on market conditions and availability of funds. The purchases will be made with our cash.

     We believe that our existing cash balances, cash flow from operations, equipment financing, and refinancing sources for our debt obligations will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure requirements; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

THE CREDIT FACILITY

     At origination in 1997, we had an $80 million reducing revolving term loan credit facility (the "Credit Facility") with a consortium of banks. As of December 31, 2002, maximum borrowing capacity was $59,500,000 of which $59,500,000 was outstanding. The Credit Facility is a direct obligation of Golden Road, and is guaranteed by Monarch. The Credit Facility is also guaranteed individually by John Farahi, Co-Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Monarch and Golden Road and General Manager of the Atlantis; Bahram (Bob) Farahi, Co-Chairman of the Board and President of Monarch and Golden Road; and Behrouz Ben Farahi, Co-Chairman of the Board, Chief Financial Officer, Secretary and Treasurer of Monarch and Golden Road.

     We were able to utilize proceeds from the Credit Facility for working capital needs and general corporate purposes relating to the Atlantis and for ongoing capital expenditure requirements at the Atlantis.



                                   -26-
     At our option, borrowings under the Credit Facility can accrue interest at a rate designated by the agent bank as its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by us will include a margin added to either the Base Rate or to LIBOR that is tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin can vary between 0.00 percent and 2.00 percent above the Base Rate, and between
1.50 percent and 3.50 percent above LIBOR. At December 31, 2002, the applicable margin was the Base Rate plus 0.0%, and the applicable LIBOR margin was LIBOR plus 1.5%. The Base Rate at December 31, 2002, was 4.25%, and the LIBOR rate at December 31, 2002, was 1.42%. At December 31, 2002, we had $500 thousand in Base Rate loans outstanding and had one LIBOR loan outstanding totaling $59.0 million, for a total obligation of $59.5 million.

     The maturity date of the Credit Facility is June 30, 2004. Beginning July 1, 2000, the maximum principal available under the Credit Facility is reduced quarterly from $80.0 million by an aggregate of $40.0 million in increasing increments ranging from $1.5 million to $6.0 million per quarter. We may prepay borrowings under the Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period) so long as the amount repaid is at least $200 thousand and a multiple of $10 thousand. Amounts prepaid under the Credit Facility may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available. We may also permanently reduce the maximum principal available under the Credit Facility at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.

     The Credit Facility is secured by liens on substantially all of the real and personal property of Golden Road, as well as by the aforementioned parent and personal guarantees. The Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of our assets (including provisions requiring that a minimum amount equal to two percent of our gaming revenues each year must be expended on capital expenditures at the Atlantis), and covenants restricting our ability to merge, transfer ownership of Golden Road, incur additional indebtedness, encumber assets, and make certain investments. The Credit Facility also contains covenants requiring us to maintain certain financial ratios, and provisions restricting transfers between Golden Road and Monarch and between Golden Road and other specified persons. The Credit Facility also contains provisions requiring the achievement of certain financial ratios before we can repurchase our common stock or pay or declare dividends. We are in compliance with all required covenants as of December 31, 2002, and 2001.

     We paid various fees and other loan costs upon the closing of the Credit Facility that are being amortized over the term of the Credit Facility using the straight-line method, which approximates the effective interest rate method.









                                   -27-
     Annual maturities of long-term debt as of December 31, 2002, are as follows:


     Year ending December 31,
         2003 .........................  $  8,279,095
         2004 .........................    52,000,000
         2005 .........................            -
                                         ------------
                                         $ 60,279,095
                                         ============


     STOCKHOLDER GUARANTEE FEES. All of our bank debt is personally guaranteed by our three largest stockholders and has been since December 29, 1997. Effective January 1, 2001, we are compensating the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount until the guarantees are cancelled or the notes are paid off. For the twelve months ended December 31, 2002, and 2001, we recorded interest expense in the amounts of approximately $1.3 million and $1.5 million, respectively, for these guarantee fees.

     SHORT-TERM DEBT. At December 31, 2002, we had approximately $779 thousand outstanding in slot purchase contracts outstanding. These contracts have original terms of 12 months or less and do not bear any interest.


STATEMENT ON FORWARD LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking, such as statements relating to projections of future results of operations or financial condition, expectations for our casino, and expectations of the continued availability of capital resources. Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of our operations may vary materially from any forward-looking statement made by us or on our behalf. Forward-looking statements should not be regarded as representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS

     The terrorist attacks that took place in the United States on September 11, 2001, were unprecedented events that created economic and business uncertainties, especially for the travel and tourism industry. The potential for future terrorist attacks, the national and international responses, and other acts of war or hostility, including the ongoing war with Iraq, have




                                   -28-
created economic and political uncertainties that could materially adversely affect our business, results of operations, and financial condition in ways we cannot predict.


OUR BUSINESS MAY BE ADVERSELY IMPACTED IF THE RENO ECONOMY DECLINES.

     We heavily market to and rely upon business from Reno area residents. In recent years, Reno has enjoyed robust business growth and has attracted a number of technology, product distribution and marketing companies. These businesses have created jobs and helped fuel residential development, including the southwest Reno metropolitan area near the Atlantis. Should there be negative changes in the business and job conditions in Reno, our locals business, which is the most substantial part of our overall business, could be adversely impacted.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY WEAKENED ECONOMIC CONDITIONS IN NORTHERN CALIFORNIA AND THE PACIFIC NORTHWEST

     Because California and the Pacific Northwest are significant markets for our leisure traveler and conventioneer customers, our business may be adversely impacted in the event of weakened economic conditions in those geographical markets.

FAILURE OF THE RENO-SPARKS CONVENTION CENTER TO BOOK AND ATTRACT CONVENTION BUSINESS COULD ADVERSELY IMPACT OUR BUSINESS

     The Atlantis is the closest hotel-casino to the Reno-Sparks Convention Center, which completed a $105 million expansion and renovation in late July 2002. If the expanded Reno-Sparks Convention Center does not succeed in booking the anticipated level of conventions, our future results of operations could be adversely impacted.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY EXPANDED NATIVE AMERICAN GAMING OPERATIONS IN CALIFORNIA AND THE PACIFIC NORTHWEST

     Our largest source of leisure traveler customers is California and the Pacific Northwest, including a large number who drive to Reno from the San Francisco and Sacramento metropolitan areas. Since a California constitutional amendment passed in 1999, development has commenced on several large-scale Native American-owned casino facilities in that state, some of which are located close to our key markets. Our business may be adversely impacted if the California casinos attract patrons who would otherwise travel to Reno.
This risk may be greater during winter months when interstate highways may be subject to weather-related travel restrictions.

THE GAMING INDUSTRY IS HIGHLY COMPETITIVE AND INCREASED COMPETITION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE OPERATIONS

     The gaming industry is highly competitive. As competitive pressures from California Native American casinos increase, other Reno area casinos may intensify their targeting of the Reno area resident market, which is one of our key markets. Increased competitive pressures in the local market could adversely impact our ability to continue to attract local residents to the Atlantis, or require us to use more expensive and therefore less profitable promotions to compete more efficiently.

                                   -29-
     In addition, Native American gaming facilities in California and other jurisdictions in some instances operate under regulatory requirements less stringent than those imposed on Nevada licensed casinos, which could afford them a competitive advantage in our markets. Moreover, increases in the popularity of, and competition from, Internet and other account wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could have a material adverse effect on our business, financial condition, operating results and prospects.

ADVERSE WINTER WEATHER CONDITIONS IN THE SIERRA NEVADAS AND RENO-LAKE TAHOE AREA COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Adverse winter weather conditions, particularly snowfall, can deter our customers from traveling or make it difficult for them to frequent the Atlantis. Adverse winter weather would most significantly affect our drive-in customers from northern California and the Pacific Northwest. If the Reno area itself were to experience prolonged adverse winter weather conditions, our results of operations and financial condition could also be materially adversely affected.

OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY HIGH-END PLAYERS'
WINNINGS

     Although high-end players are not the major focus of our marketing efforts, we have selectively targeted them since opening our newest tower in 1999. Should one or more of these high-end players win large sums in our casino or should a material amount of credit extended to such players not be repaid, our results of operations could be adversely impacted.

OUR DEPENDENCE ON DEBT FINANCING MAY IMPAIR OUR FINANCIAL CONDITION AND WE MAY NOT BE ABLE TO REFINANCE OUR VARIABLE INTEREST RATE DEBT ON FAVORABLE TERMS

     We depend on debt financing to operate and expand our company and have a substantial variable interest expense. There can be no assurance that we will be able to refinance on favorable terms the approximately $40.0 million of our reducing variable interest rate debt (approximately $55.3 million as of March 18, 2003) that matures on June 30, 2004.

THE FARAHI FAMILY OWNS A MAJORITY OF OUR COMMON STOCK AND CONTROLS OUR AFFAIRS

     Messrs. John, Bob and Ben Farahi, our Chief Executive Officer, President, and Chief Financial Officer, respectively, as well as the Co-Chairmen of our Board of Directors, own approximately 46.8% of our outstanding common stock as of March 18, 2003. Their sister, Jila Farahi, owns approximately 6.5%. Accordingly, the Farahi family has the ability to control our operations and affairs, including the election of the entire Board of Directors and, except as otherwise provided by law, other matters submitted to a vote of the stockholders, including a merger, consolidation or sale of the assets of Monarch.







                                   -30-
A CHANGE IN CONTROL COULD RESULT IN THE ACCELERATION OF OUR DEBT OBLIGATIONS

     Certain changes in control could result in the acceleration of the repayment of our bank debt. This acceleration could be triggered in the event the Farahi family sells enough of their stock to result in another stockholder's acquiring more than 50% of our shares or upon their deaths if their respective heirs must sell a substantial number of our shares to obtain funds to pay estate tax liabilities. We cannot assure you that we would be able to repay indebtedness whose maturity is accelerated as a result of such a change in control, and such an inability would materially adversely affect our financial condition.

IF WE LOSE OUR KEY PERSONNEL, OUR BUSINESS COULD BE MATERIALLY ADVERSELY
AFFECTED

     We depend on the continued performances of John Farahi, Bob Farahi and Ben Farahi, our Chief Executive Officer, our President, and our Chief Financial Officer, respectively, and their management team. If we lose the services of the Farahi brothers, or our other senior Atlantis management personnel, and cannot replace such persons in a timely manner, our business could be materially adversely affected.

OUR BUSINESS IS SUBJECT TO RESTRICTIONS AND LIMITATIONS IMPOSED BY GAMING REGULATORY AUTHORITIES THAT COULD ADVERSELY AFFECT US

     The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The State of Nevada and the applicable local authorities require various licenses, registrations, permits and approvals to be held by us and our subsidiary. The Nevada Gaming Commission may, among other things, limit, condition, suspend, revoke or decline to renew a license or approval to own the stock of our Nevada subsidiary for any cause deemed reasonable by such licensing authority. If we violate gaming laws or regulations, substantial fines could be levied against us, our subsidiary and the persons involved, and we could be forced to forfeit a portion of our assets. The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines or forfeiture of assets would have a material adverse effect on our business, financial condition and results of operations.

     To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our current gaming activities. However, gaming licenses and related approvals are deemed to be privileges under Nevada law. We cannot assure you that our existing licenses, permits and approvals will be maintained or extended.

IF THE STATE OF NEVADA OR THE CITY OF RENO INCREASES GAMING TAXES AND FEES, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED

     State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. If the State of Nevada or the City of Reno were to increase gaming taxes and fees, our results of operations could be adversely affected.

                                   -31-
     A significant portion of our revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect our operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that would give Indian tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment. Several Native American casinos have opened in Northern California since passage of the constitutional amendment. A large Native American casino facility is scheduled to open in one of our primary feeder markets in the Sacramento area in June or July of 2003.

     Other states are also considering legislation enabling the development and operation of casinos or casino-like operations.


RECENTLY ISSUED ACCOUNTING STANDARDS

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. We adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material impact on our results of operations or financial position.

     In November 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others. FIN 45 expands the information disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. We adopted the disclosure requirements of FIN 45 for the year ending December 31, 2002. We will apply the liability recognition requirements to all guarantees issued or modified after December 31, 2002. We believe the adoption of these requirements will not have a material impact on our results of operations or financial position.

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of the statement for our fiscal year ended December 31, 2002.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of December 31, 2002 that are subject to market risks.



                                   -32-
     We have substantial variable interest rate debt in the amount of approximately $59.5 million as of December 31, 2002, and $68.0 million as of December 31, 2001, which is subject to market risks.

     A one percent increase in interest rates would have resulted in an increase in interest expense of approximately $644 thousand in 2002 and $768 thousand in 2001.



















































                                    -33-
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Monarch Casino & Resort, Inc.:

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc, and Subsidiary (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Reno, Nevada
February 18, 2003
















                                    -34-
                 MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME

                                                  Years ended December 31,
                                         -------------------------------------------
                                             2002           2001            2000
                                         ------------   ------------    ------------
Revenues
  Casino................................ $ 70,772,939   $ 64,907,920   $ 59,372,374
  Food and beverage.....................   33,646,938     31,960,713     30,060,672
  Hotel.................................   20,303,439     19,022,188     18,280,209
  Other.................................    3,690,180      3,478,171      3,372,732
                                         ------------   ------------    ------------
     Gross revenues.....................  128,413,496    119,368,992    111,085,987
  Less promotional allowances...........  (17,375,926)   (14,853,399)   (14,170,422)
                                         ------------   ------------    ------------
     Net revenues.......................  111,037,570    104,515,593     96,915,565
                                         ------------   ------------    ------------
Operating expenses
  Casino................................   27,690,033     26,036,133     25,488,435
  Food and beverage.....................   17,591,945     18,171,412     18,453,229
  Hotel.................................    6,543,610      7,133,937      6,429,915
  Other.................................    1,254,179      1,300,419      1,350,947
  Selling, general and administrative...   30,441,900     27,656,572     25,541,559
  Depreciation and amortization.........   10,320,403     10,085,331     10,101,268
                                         ------------   ------------    ------------
     Total operating expenses...........   93,842,070     90,383,804     87,365,353
                                         ------------   ------------    ------------
     Income from operations.............   17,195,500     14,131,789      9,550,212
                                         ------------   ------------    ------------
Other expense
  Interest expense, net.................   (3,934,363)    (7,243,330)    (8,164,697)
  Stock transaction expense.............     (228,020)            -              -
                                         ------------   ------------    ------------
     Total other expense................   (4,162,383)    (7,243,330)    (8,164,697)
                                         ------------   ------------    ------------
     Income before income taxes.........   13,033,117      6,888,459      1,385,515
Provision for income taxes..............    4,429,771      2,286,695        425,434
                                         ------------   ------------    ------------
     Net income ........................ $  8,603,346   $  4,601,764   $    960,081
                                         ============   ============    ============

EARNINGS PER SHARE OF COMMON STOCK
Net income
     Basic..............................    $    0.91      $    0.49      $    0.10
     Diluted............................    $    0.90      $    0.49      $    0.10
  Weighted average number of
   common shares and potential
   common shares outstanding
     Basic..............................    9,457,669      9,436,275      9,436,275
     Diluted............................    9,521,353      9,479,830      9,476,732

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.











                                     -35-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                               ----------------------------
                                                   2002            2001
                                               ------------    ------------
ASSETS
Current assets
  Cash........................................$  9,961,484     $  8,385,743
  Receivables, net............................   2,724,726        2,863,939
  Federal income tax refund receivable........          -           770,019
  Related party receivables...................          -             4,759
  Inventories.................................     993,260          976,141
  Prepaid expenses............................   1,961,763        1,635,125
  Prepaid federal income tax..................     176,321               -
  Deferred income taxes.......................     492,457        1,146,058
                                               ------------    ------------
     Total current assets.....................  16,310,011       15,781,784
                                               ------------    ------------
Property and equipment
  Land........................................  10,339,530       10,339,530
  Land improvements...........................   3,191,371        3,173,676
  Buildings...................................  78,955,538       78,955,538
  Building improvements.......................   6,262,903        4,763,904
  Furniture and equipment.....................  58,086,570       54,101,471
                                               ------------    ------------
                                               156,835,912      151,334,119
  Less accumulated
   depreciation and amortization.............. (55,985,653)     (47,164,026)
                                              ------------      ------------
                                               100,850,259      104,170,093
  Construction in progress                              -           625,048
                                               ------------    ------------
     Net property and equipment............... 100,850,259      104,795,141

Other assets, net.............................     319,817          486,592
                                               ------------    ------------
                                              $117,480,087     $121,063,517
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




















                                     -36-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                               ----------------------------
                                                   2002            2001
                                               ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $  8,279,095    $  8,106,296
  Accounts payable............................    6,227,124       6,449,087
  Accounts payable construction...............           -          147,481
  Accrued expenses............................    6,146,440       5,702,850
                                               ------------    ------------
     Total current liabilities................   20,652,659      20,405,714

Long-term debt, less current maturities.......   52,000,000      64,236,548
Deferred income taxes.........................    4,526,744       4,990,829

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............           -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,474,830 outstanding at 12/31/02;
   9,436,275 outstanding at 12/31/01..........       95,363          95,363
  Additional paid-in capital..................   17,381,517      17,241,788
  Treasury stock, 61,445 shares at 12/31/02
  100,000 shares at 12/31/01, at cost.........     (202,692)       (329,875)
  Retained earnings...........................   23,026,496      14,423,150
                                               ------------    ------------
     Total stockholders' equity...............   40,300,684      31,430,426
                                               ------------    ------------
                                               $117,480,087    $121,063,517
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






















                                     -37-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Common Stock
                           --------------------  Additional   Retained
                             Shares               Paid-in     Earnings   Treasury
                           Outstanding  Amount    Capital     (Deficit)    Stock       Total
                           ----------- -------- ------------ ----------- --------   ------------
Balance, January 1, 2000     9,436,275 $ 95,363  $17,241,788 $ 8,861,305 $(329,875) $ 25,868,581
  Net income                        -        -            -      960,081        -        960,081
                           ----------- -------- ------------ ----------- ---------  ------------
Balance, December 31, 2000   9,436,275   95,363   17,241,788   9,821,386  (329,875)   26,828,662
  Net income                        -        -            -    4,601,764        -      4,601,764
                           ----------- -------- ------------ ----------- ---------  ------------
Balance, December 31, 2001   9,436,275   95,363   17,241,788  14,423,150  (329,875)   31,430,426
  Exercise of stock options     38,555       -       139,729          -    127,183       266,912
  Net income                        -        -            -    8,603,346        -      8,603,346
                           ----------- -------- ------------ ----------- ---------  ------------
Balance, December 31, 2002   9,474,830 $ 95,363  $17,381,517 $23,026,496 $(202,692) $ 40,300,684
                           =========== ======== ============ =========== =========  ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




































                                     -38-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years ended December 31,
                                                ------------------------------------------
                                                    2002           2001           2000
                                                ------------   ------------   ------------
Cash flows from operating activities:
  Net income .................................. $  8,603,346   $  4,601,764   $    960,081
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization..............   10,320,403     10,085,331     10,101,268
    Amortization of deferred loan costs........      179,425        179,426        173,930
    Bad Debt Expense...........................      634,934      1,239,368        655,177
    Gain on disposal of assets.................      (34,647)       (24,848)      (138,690)
    Deferred income taxes......................      189,516      1,306,714      1,046,666
    Decrease (increase) in receivables, net....      279,057     (1,434,382)    (2,061,228)
    (Increase) decrease in inventories.........      (17,118)       123,144        357,317
    (Increase) decrease in prepaid expenses....     (502,959)       395,065         13,929
    (Increase) decrease in other assets........      (16,113)         8,766         21,742
    (Decrease) increase in accounts payable....     (221,963)    (1,785,132)       996,135
    Increase in accrued expenses
    and federal income taxes payable...........      584,387         11,962        320,839
                                                ------------   ------------   ------------
     Net cash provided by
      operating activities.....................   19,998,268     14,707,178     12,447,166
                                                ------------   ------------   ------------
Cash flows from investing activities:
  Proceeds from sale of assets.................       48,979         59,117        386,558
  Acquisition of property and equipment........   (4,802,525)    (3,383,643)    (2,264,401)
  Changes in accounts payable construction.....     (147,481)       112,831       (907,614)
                                                ------------   ------------   ------------
     Net cash used in investing activities.....   (4,901,027)    (3,211,695)    (2,785,457)
                                                ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options......      126,116             -              -
  Proceeds from long-term borrowings...........      500,000      1,500,000             -
  Principal payments on long-term debt.........  (14,147,616)   (11,393,738)    (9,245,218)
                                                ------------   ------------   ------------
     Net cash used in financing activities.....  (13,521,500)    (9,893,738)    (9,245,218)
                                                ------------   ------------   ------------

     Net increase in cash......................    1,575,741      1,601,745        416,491

Cash at beginning of year......................    8,385,743      6,783,998      6,367,507
                                                ------------   ------------   ------------
Cash at end of year............................ $  9,961,484   $  8,385,743   $  6,783,998
                                                ============   ============   ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest, net of
    capitalized interest....................... $  3,927,016   $  7,799,686   $  7,401,698
  Cash paid for income taxes................... $  4,105,760   $  1,750,000   $        -

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts...... $  1,583,868   $  1,217,901   $    694,469

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





                                     -39-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

     Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on the previously reported net income.

Capitalized Interest

     The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money. Interest capitalization is ceased when the project is substantially complete. The Company did not record capitalized interest during the years ended December 31, 2002, 2001, and 2000.

Related Party Transactions

     Receivables from officers, employees, or affiliated companies in 2001 are primarily for banquet related services, and are priced at the retail value of the goods or services provided.

     During 2002, the Company incurred non-recurring expenses of approximately $228 thousand for legal, accounting, printing and road show costs associated with a secondary stock offering by principal stockholders.

Stockholder Guarantee Fees

     All of the Company's bank debt is personally guaranteed by the Company's three largest stockholders and has been guaranteed by such persons since December 29, 1997. Effective January 1, 2001, the Company has compensated the

                                   -40-
guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount until the guarantees are cancelled or the notes are paid off. For the twelve months ended December 31, 2002, and 2001, the Company recorded interest expense in the amounts of approximately $1.3 million and $1.5 million, respectively, for these guarantee fees.

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

     We evaluate the carrying value of our long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. Indicators which could trigger an impairment review include legal and regulatory factors, market conditions and operational performance. Any resulting impairment loss, measured as the difference between the carrying amount and the fair value of the assets, could have a material adverse impact on our financial condition and results of operations.

Casino Revenues

     Casino revenues represent the net win from gaming activity, which is the difference between wins and losses. Additionally, net win is reduced by a provision for anticipated payouts on slot participation fees, progressive jackpots and any pre-arranged marker discounts.


















                                   -41-
Promotional Allowances

     The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:

                                       Years ended December 31,
                               ---------------------------------------
                                   2002          2001          2000
                               -----------   -----------   -----------
     Food and beverage.......  $ 8,810,054   $ 8,151,675   $ 7,914,891
     Hotel...................    1,648,735     1,298,431     1,502,527
     Other...................      197,906       154,451       123,835
                               -----------   -----------   -----------
                               $10,656,695   $ 9,604,557   $ 9,541,253
                               ===========   ===========   ===========

Advertising Costs

     All advertising costs are expensed as incurred. Advertising expense, which is included in selling, general & administrative expense, was $3,240,402, $3,137,197, and $3,018,170 for 2002, 2001, and 2000, respectively.

Income Taxes

     Income taxes are recorded in accordance with the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Under the asset and liability approach for financial accounting and reporting for income taxes, the following basic principles are applied in accounting for income taxes at the date of the financial statements: (a) a current liability or asset is recognized for the estimated taxes payable or refundable on taxes for the current year; (b) a deferred income tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on the provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred income taxes is reduced, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.

Stock Based Compensation

     The Company maintains three stock option plans, which are described more fully in Note 7. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its plans. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company had elected to recognize compensation cost on the fair market value at the grant dates for awards under the stock option plans, consistent with the method prescribed by Statement of Financial Accounting Standards ("SFAS No. 123"), Accounting for Stock-Based Compensation, net income and income per share would have been changed to the pro forma amounts indicated below:

                                   -42-

                                                Years ended December 31,
                                       --------------------------------------
                                          2002          2001          2000
                                       ----------    ----------    ----------
Net income, as reported                $8,603,346    $4,601,764    $  960,081
Stock based employee compensation
  expensed determined under the fair
  value based method for all awards,
  net of related tax effects             (135,359)     (117,961)      (78,484)
                                       -----------   -----------   -----------
Pro forma net income                   $8,467,987    $4,483,803    $  881,597
                                       ===========   ===========   ===========
Basic earnings per share
  As reported                          $     0.91    $     0.49    $     0.10
  Pro forma                            $     0.90    $     0.48    $     0.09

Diluted earnings per share
  As reported                          $     0.90    $     0.49    $     0.10
  Pro forma                            $     0.89    $     0.47    $     0.09

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

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                               Years ended December 31,
                                ------------------------------------------------------
                                       2002               2001               2000
                                ----------------   ----------------   ----------------
                                       Per Share          Per Share          Per Share
                                Shares   Amount    Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------   ------ ---------
Net income
     Basic.....................  9,458   $ 0.91     9,436   $ 0.49     9,436   $ 0.10
     Effect of dilutive
       stock options...........     63    (0.01)       44        -        41        -
                                ------  --------   ------   -------   ------   -------
     Diluted...................  9,521   $ 0.90     9,480   $ 0.49     9,477   $ 0.10
                                ======  ========   ======   =======   ======   =======

     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and their inclusion would be antidilutive:





                                   -43-

                                           2002          2001          2000
                                       ------------   -----------   -----------
     Options to purchase shares of
       common stock (in thousands)....       14           3            19
     Exercise prices.................. $11.99-14.37     $5.94      $5.25-$6.00
     Expiration dates.................   6/07-8/12       9/03       6/03-2/10


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

     The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

     The fair value of long-term debt approximates fair value based on the current borrowing rates offered to the Company for debt of the same remaining maturities.

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

Certain Risks and Uncertainties

     A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Company's operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that would give Indian tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment. Several Native American casinos have opened in Northern California since passage of the constitutional amendment. A large Native American casino facility is scheduled to open in one of our primary feeder markets in the Sacramento area in June or July of 2003.




                                   -44-
     The Company also relies on non-conventioneer visitors partially comprised of individuals flying into the Reno area. The tragic events of September 11, 2001 combined with the ongoing conflict with Iraq and the threat of further terrorist attacks could have an adverse effect on the Company's revenues from this segment as consumers may need time to restore their confidence in air and other leisure travel.

     The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that created economic and business uncertainties, especially for the travel and tourism industry. The potential for future terrorist attacks, the national and international responses, and other acts of war or hostility including the ongoing war with Iraq, have created economic and political uncertainties that could materially adversely affect our business, results of operations, and financial condition in ways we cannot predict.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. We adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material impact on our results of operations or financial position.

     In November 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others. FIN 45 expands the information disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. We adopted the disclosure requirements of FIN 45 for the year ending December 31, 2002. We will apply the liability recognition requirements to all guarantees issued or modified after December 31, 2002. We believe the adoption of these requirements will not have a material impact on our results of operations or financial position.

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of this statement for our fiscal year ended December 31, 2002.











                                   -45-
NOTE 2.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                          December 31,
                                   -------------------------
                                       2002          2001
                                   -----------   -----------
     Casino....................... $ 2,741,776   $ 2,771,654
     Hotel........................     675,171       895,366
     Other........................     195,744       122,002
                                   -----------   -----------
                                     3,612,691     3,789,022
     Less allowance for
       doubtful accounts..........    (887,965)     (925,083)
                                   -----------   -----------
                                   $ 2,724,726   $ 2,863,939
                                   ===========   ===========

     The Company recorded bad debt expense of $634,934, $1,239,368, and $665,177, in 2002, 2001, and 2000, respectively.


NOTE 3.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                               December 31,
                                        -------------------------
                                            2002          2001
                                        -----------   -----------
                                                      <C
     Accrued salaries, wages
       and related benefits............ $ 2,934,892   $ 2,820,394
     Progressive slot machine
       and other gaming accruals.......   1,577,273       812,547
     Accrued gaming taxes..............     276,826        67,090
     Accrued interest..................     102,103       274,182
     Other accrued liabilities.........   1,255,346     1,728,637
                                        -----------   -----------
                                        $ 6,146,440   $ 5,702,850
                                        ===========   ===========


NOTE 4.  LEASE COMMITMENTS

     The Company leases certain furniture and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The leases on most of the properties contain renewal provisions.








                                   -46-
     Following is a summary of future minimum payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2002:

                                                Operating
                                                 Leases
                                              -------------
     Year ending December 31,
         2003 ..............................   $  161,261
         2004 ..............................      161,261
         2005 ..............................       80,631
         Thereafter ........................           -
                                              -------------
     Total minimum lease payments ..........   $  403,153
                                              =============


     All of the Company's capital lease obligations were paid as of December 31, 2002.


     Assets purchased through capital leases are included in Property and Equipment as follows:

                                               December 31,
                                        -------------------------
                                            2002          2001
                                        -----------   -----------
     Furniture and equipment ..........   $ 221,061     $ 221,061
     Accumulated amortization .........    (110,013)      (66,111)
                                        -----------   -----------
                                          $ 110,048     $ 154,950
                                        ===========   ===========

     Rental expense for operating leases amounted to $176,065, $184,656, and $104,397, in 2002, 2001, and 2000, respectively as reported in selling, general and administrative expenses in the statement of operations.


















                                   -47-
NOTE 5.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                             December 31,
                                                                     ----------------------------
                                                                          2002           2001
                                                                     -------------  -------------
     Amounts outstanding under bank reducing revolving
      credit facility, collateralized by substantially
      all property and equipment of Golden Road and guaranteed
      by Monarch and its three largest stockholders, with
      floating interest rates tied to a base rate approximately
      equal to the prime rate or LIBOR (at the Company's option)
      plus a margin which fluctuates according to the Company's
      ratio of funded debt to Earnings Before Interest, Taxes,
      depreciation and Amortization ("EBITDA"). The weighted average interest rate was approximately 2.92% at December 31, 2002, and 4.14% at December 31, 2001.  The loan matures in June
      2004, with all unpaid interest and principal due and payable
      at that time.................................................. $ 59,500,000    $68,000,000
     Note payable to bank in the amount of $1,897,597,
      collateralized by real property and guaranteed by Monarch
      and its three largest stockholders, with floating interest rates equal to the three month LIBOR rate plus a margin which fluctuates according to the Company's ratio of funded debt to
      EBITDA.  At December 31, 2001, the interest rate was
      approximately 5.1%.  The note was paid off on July 30, 2002,
      at which time the weighted average interest was 4.05%.........           -       1,111,071
     Amounts outstanding under bank credit facility for up to
      $4,500,000, collateralized by furniture, fixtures and
      equipment and guaranteed in full by Monarch and in part
      by Monarch's three largest stockholders, with interest rates on advances fixed at a margin over five year U.S. Treasury notes.  At December 31, 2001, the Company's weighted
      average interest rate was 7.44%.  Each advance under the
      credit facility is repaid in 60 monthly installments of
      principal and interest. The last of the advances was
      paid off on June 27, 2002, at which time the weighted average
      interest rate was 7.28%.......................................           -       2,339,932
     Slot purchase contracts, collateralized by equipment.
      Contracts are non-interest bearing............................      779,095        736,964
     Amounts outstanding under a capital lease, collateralized by
      equipment.....................................................           -         154,877
                                                                     ------------    ------------
                                                                     $ 60,279,095    $72,342,844
     Less current maturities........................................   (8,279,095)    (8,106,296)
                                                                     ------------    ------------
                                                                     $ 52,000,000    $64,236,548
                                                                     ============    ============














                                   -48-
     THE CREDIT FACILITY. At origination in 1997, the Company had an $80 million reducing revolving term loan credit facility (the "Credit Facility") with a consortium of banks. As of December 31, 2002, maximum borrowing capacity was $59,500,000 of which $59,500,000 was outstanding. The Credit Facility is a direct obligation of Golden Road, and is guaranteed by Monarch. The Credit Facility is also guaranteed individually by John Farahi, Co-Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Monarch and Golden Road and General Manager of the Atlantis; Bahram (Bob) Farahi, Co-Chairman of the Board and President of Monarch and Golden Road; and Behrouz Ben Farahi, Co-Chairman of the Board, Chief Financial Officer, Secretary and Treasurer of Monarch and Golden Road.

     The Company was able to utilize proceeds from the Credit Facility for working capital needs and general corporate purposes relating to the Atlantis and for ongoing capital expenditure requirements at the Atlantis.

     At the Company's option, borrowings under the Credit Facility can accrue interest at a rate designated by the agent bank as its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by the Company will include a margin added to either the Base Rate or to LIBOR that is tied to the Company's ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on the Company's Leverage Ratio, this margin can vary between 0.00 percent and 2.00 percent above the Base Rate, and between 1.50 percent and 3.50 percent above LIBOR. At December 31, 2002, the applicable margin was the Base Rate plus 0.0%, and the applicable LIBOR margin was LIBOR plus 1.5%. The Base Rate at December 31, 2002 was 4.25%, and the LIBOR rate at December 31, 2002 was 1.42%. At December 31, 2002, the Company had $500 thousand in Base Rate loans outstanding and had one LIBOR loan outstanding totaling $59.0 million, for a total obligation of $59.5 million.

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

     The Credit Facility is secured by liens on substantially all of the real and personal property of Golden Road, as well as by the aforementioned parent and personal guarantees. The Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company's assets (including provisions requiring that a minimum amount equal to two percent of the Company's gaming revenues each year must be expended on capital expenditures at the Atlantis), and covenants restricting the Company's ability to merge, transfer ownership of Golden Road, incur additional indebtedness, encumber assets, and make certain investments. The Credit Facility also



                                    -49-
contains covenants requiring the Company to maintain certain financial ratios, and provisions restricting transfers between Golden Road and Monarch and between Golden Road and other specified persons. The Credit Facility also contains provisions requiring the achievement of certain financial ratios before the Company can repurchase its common stock or pay or declare dividends. The Company is in compliance with all required covenants as of December 31, 2002, and 2001.

     The Company paid various fees and other loan costs upon the closing of the Credit Facility that are being amortized over the term of the Credit Facility using the straight-line method, which approximates the effective interest rate method. Management doesn't consider the covenants to restrict the Company's operations.

     Annual maturities of long-term debt as of December 31, 2002, are as follows:


     Year ending December 31,
         2003 .........................     8,279,095
         2004 .........................    52,000,000
         2005 .........................            -
                                         ------------
                                         $ 60,279,095
                                         ============


NOTE 6.  INCOME TAX

     Income tax provision (benefit) consists of the following:

                                                    Years ended December 31,
                                            ---------------------------------------
                                                2002          2001          2000
                                            -----------   -----------   -----------
     Current provision (benefit)........... $ 4,240,255   $ 1,904,759   $ (422,302)
     Deferred provision....................     189,516       381,936      847,736
                                            -----------   -----------   -----------
                                            $ 4,429,771   $ 2,286,695   $  425,434
                                            ===========   ===========   ===========















                                    -50-
     The difference between the Company's provision (benefit) for federal income taxes as presented in the accompanying Consolidated Statements of Operations, and the provision (benefit) for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings.

                                                    Years ended December 31,
                                            ---------------------------------------
                                                2002          2001          2000
                                            -----------   -----------   -----------
     Income tax at the statutory rate......      34.0%         34.0%         34.0%
     Non-deductible expenses...............       1.2%          0.5%          2.5%
     Tax credits...........................      (1.2)%        (1.3)%        (5.8)%
                                            -----------   -----------   -----------
                                                 34.0%         33.2%         30.7%
                                            ===========   ===========   ===========


     The components of the deferred income tax assets and liabilities at December 31, 2002 and 2001, as presented in the Consolidated Balance Sheets, are as follows:


                                                 2002          2001
                                             -----------    -----------
     CURRENT ASSETS
       Compensation and benefits............ $   261,720    $   292,880
       Bad debt reserves....................     301,908        314,395
       Accrued gaming liabilities...........      89,525        100,103
       Accrued other liabilities............    (160,696)        22,100
       Alternative minimum tax credit.......          -         416,580
       Other tax credit and other...........          -              -
                                             -----------    -----------
         Deferred income tax asset           $   492,457    $ 1,146,058
                                             ===========    ===========

     NONCURRENT LIABILITIES
       Impairment of assets................. $   (70,196)   $   (70,196)
       Depreciation.........................  (4,179,005)    (4,643,090)
       Land basis...........................    (277,543)      (277,543)
                                             -----------    -----------
         Deferred income tax liability       $(4,526,744)   $(4,990,829)
                                             ===========    ===========














                                     -51-
NOTE 7.  BENEFIT PLANS

     Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than statutory limits. The Company contributes twenty five cents for each dollar contributed by a participant, with a maximum contribution of 4% of a participant's compensation. The Company's matching contributions were approximately $32,678, $31,916, and $24,097 in 2002, 2001, and 2000, respectively.

     Stock Option Plans - The Company maintains three stock option plans, consisting of the Directors' Stock Option Plan, the Executive Long-term Incentive Plan, and the Employee Stock Option Plan (the "Plans"), which collectively provide for the granting of options to purchase up to 425,000 common shares. The exercise price of stock options granted under the plans is established by the respective plan committees, but the exercise price may not be less than the market price of the Company's common stock on the date the option is granted. Options expire five to ten years from the grant date. The Plans, by their terms, will expire in June, 2003. The Board of Directors of the Company currently expects to extend the plans and increase the number of shares available for issue under each plan. These proposals will be submitted for consideration and approval at the Company's 2003 Annual Meeting of Stockholders to be held on June 12, 2003.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, but applies APB No. 25 and related interpretations in accounting for its plans. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

     The fair value of the Company's stock options, as presented in Note 1, was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001, and 2000: dividend yield of 0.0% for all periods; expected volatility of 58.7%, 70.4%, and 107.8%, respectively; a weighted average risk free interest rate of 3.83%, 4.36%, and 6.0%, respectively; and expected holding periods of three to nine years.



















                                   -52-
     Presented below is a summary of the status of the Company's stock options and the related transactions.


                                                     Weighted Average
                                           Shares     Exercise Price
                                          --------   ----------------
     Outstanding at December 31, 1999....  196,900          $3.04
      Granted............................   19,800           5.07
      Exercised..........................       -              -
      Forfeited/expired..................  (63,150)         (4.92)
                                           -------          -----
     Outstanding at December 31, 2000....  153,550           3.19
      Granted............................   28,200           5.14
      Exercised..........................       -              -
      Forfeited/expired..................  (21,850)         (4.95)
                                           -------          -----
     Outstanding at December 31, 2001....  159,900           3.38
      Granted............................   34,150          10.52
      Exercised..........................  (38,555)         (3.27)
      Forfeited/expired..................  (11,666)         (4.88)
                                           -------          -----
     Outstanding at December 31, 2002....  143,829          $4.99
                                           =======          =====

     Weighted average fair value of
      options granted during 2002.........  $10.52
                                           =======
                             2001.........  $ 5.14
                                           =======
                             2000.........  $ 5.07
                                           =======



                                        Stock Options                Stock Options
                                         Outstanding                  Exercisable
                                   -------------------------   -------------------------
                                      Weighted    Weighted                     Weighted
                                      Average      Average                      Average
        Range of                    Contractual   Exercise                     Exercise
     Exercise Prices    Shares       Life (in       Price         Shares         Price
                                       years)
     ----------------  ---------    -----------  ----------      --------     ----------
     $2.38 to $2.88      84,529         4.3        $ 2.66          42,534        $ 2.47
     $4.81 to $5.60      35,150         5.5        $ 5.32          15,150        $ 5.38
     $11.30 to $14.37    24,150         7.5        $12.69           9,150        $14.37
                       --------                                   -------
          Total         143,829                                    66,834
                       ========                                   =======










                                     -53-
NOTE 8.  COMMITMENTS AND CONTINGENCIES

     Self Insurance - The Company is self-insured for health care claims for eligible active employees. Benefit plan administrators assist the Company in determining its liability for self-insured claims, and such claims are not discounted. The Company is also self-insured for workman's compensation. Both plans limit the Company's maximum liability under stop-loss agreements with insurance companies. The maximum liability for health care claims under the stop-loss agreement is $50,000 per claim. The maximum liability for workman's compensation under the stop-loss agreement is $300,000 per claim.

     The Company is a defendant in various pending legal proceedings. In the opinion of management, all pending claims in such litigation will not, in the aggregate, have a material adverse effect on the Company's financial position or results of operations.


NOTE 9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            2002
                            ---------------------------------------------------------------------
                             1st Quarter   2nd Quarter   3rd Quarter   4th Quarter      Total
                            ------------- ------------- ------------- ------------- -------------
Net revenues .............  $ 25,796,201  $ 27,628,872  $ 30,651,581  $ 26,960,916  $111,037,570
Operating expenses .......  $ 22,289,803  $ 22,850,271  $ 24,435,648  $ 24,266,348  $ 93,842,070
Income from operations ...  $  3,506,398  $  4,778,601  $  6,215,933  $  2,694,568  $ 17,195,500
Net income ...............  $  1,585,084  $  2,252,166  $  3,467,460  $  1,298,636  $  8,603,346
Income per share of
  common stock
    Basic ................        $ 0.17        $ 0.24        $ 0.37        $ 0.14        $ 0.91
    Diluted ..............        $ 0.17        $ 0.24        $ 0.36        $ 0.14        $ 0.90


                                                            2001
                            ---------------------------------------------------------------------
                             1st Quarter   2nd Quarter   3rd Quarter   4th Quarter      Total
                            ------------- ------------- ------------- ------------- -------------
Net revenues .............  $ 23,750,181  $ 27,731,985  $ 28,221,640  $ 24,811,787  $104,515,593
Operating expenses .......  $ 21,425,694  $ 22,587,821  $ 22,998,370  $ 23,371,919  $ 90,383,804
Income from operations ...  $  2,324,487  $  5,144,164  $  5,223,270  $  1,439,868  $ 14,131,789
Net income ...............  $    302,311  $  1,734,054  $  2,383,021  $    182,378  $  4,601,764
Income per share of
  common stock
    Basic ................        $ 0.03        $ 0.18        $ 0.25        $ 0.03        $ 0.49
    Diluted ..............        $ 0.03        $ 0.18        $ 0.25        $ 0.03        $ 0.49











                                     -54-
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     See our Current Report filed on Form 8-K dated May 24, 2002.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 12, 2003.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 12, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information.


Plan Category            Number of securities   Weighted-average       Number of securities
                         to be issued upon      exercise price of      remaining available
                         exercise of            outstanding options,   for future issuance
                         outstanding options,   warrants and rights    under equity
                         warrants and rights                           compensation plans
                                                                       (excluding securities
                                                                       reflected in column (a))
                         (a)                    (b)                    (c)
--------------------     --------------------   --------------------   ------------------------
Equity compensation
plans approved by
security holders <F1>          143,829                  $4.99                 242,616

Equity compensation
plans not approved                  -                      -                       -
by security holders
                         --------------------   --------------------   ------------------------
Total                          143,829                  $4.99                 242,616

<F1> Includes the 1993 Directors' Stock Option Plan, 1993 Employee Stock Option Plan and 1993
Executive Long-Term Incentive Plan.  These plans, by their terms, will expire in June 2003. The
Board of Directors of the Company currently expects to extend the plans and increase the number of shares available for issue under each plan.  These proposals will be submitted for consideration and approval at the Company's 2003 Annual Meeting of Stockholders to be held on June
12, 2003.

     Additional information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 12, 2003.





                                   -55-
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 12, 2003.

ITEM 14. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

     There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above. We determined that there were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements

             Included in Part II of this report:

             Independent Auditors' Report

             Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000.

             Consolidated Balance Sheets at December 31, 2002, and 2001.

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000.

             Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

             Notes to Consolidated Financial Statements.

                                     -56-
          2. Financial Statements Schedules


                       VALUATION AND QUALIFYING ACCOUNTS


                                Balance at   Charged to                             Balance
                                beginning    costs and                               at end
Year ended December 31,         of year      expenses     Deductions     Other       of year
-----------------------         ----------   ----------   ----------     -----     ----------
2000
Allowance for doubtful
  accounts...................   $  649,014   $  665,177   $       -        67      $1,314,258
2001
Allowance for doubtful
  accounts...................    1,314,258    1,239,368   (1,628,543)       -         925,083
2002
Allowance for doubtful
  accounts...................      925,083      634,934     (672,052)       -         887,965

     (b)     Reports on Form 8-K

     There were no reports of Form 8-K filed during the fourth quarter ended December 31, 2002.

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

      3.05 Amendment to Bylaws of Monarch Casino & Resort, Inc. adopted January 24, 1995 is filed as an exhibit to this Form 10-K.


                                   -57-
      4.01 Specimen Common Stock Certificate for the Common Stock of Monarch Casino & Resort, Inc. is incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16, Exhibit 4.01.

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


                                   -58-
     10.05 Schedule to Master Loan Agreement, dated as of December 16, 1998; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1998, Item 14(c), Exhibit 10.05.

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

     10.10 Schedule to Master Loan Agreement, dated as of April 1, 1999; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.15.










                                   -59-
     10.11 Schedule to Master Loan Agreement, dated as of April 19, 1999; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.16.

     10.12 Schedule to Master Loan Agreement, dated as of May 5, 1999; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.17.

     10.13 Schedule to Master Loan Agreement, dated as of May 24, 1999; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.18.

     10.14 Schedule to Master Loan Agreement, dated as of June 23, 1999; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.19.

     10.15 Agreement dated November 3, 1999 between Golden Road Motor Inn, Inc. and First Security Leasing Company of Nevada is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended September 30, 2000, Item 6(a), Exhibit 10.01.

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


                                   -60-
     23     Consent of Deloitte & Touche LLP

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K.

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K.

















































                                   -61-
                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)

Date: March 28, 2003                   By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature          Title                                   Date
     ------------------ -----------------------------------     ----
     /S/ JOHN FARAHI    Co-Chairman of the Board of Directors,  March 28, 2003
     ------------------ Chief Executive Officer (Principal
     John Farahi        Executive Officer) and Director

     /S/ BOB FARAHI     Co-Chairman of the Board of Directors,  March 28, 2003
     ------------------ President, and Director
     Bob Farahi

     /S/ BEN FARAHI     Co-Chairman of the Board of Directors,  March 28, 2003
     ------------------ Secretary, Treasurer, Chief Financial
     Ben Farahi         Officer (Principal Financial Officer
                        and Principal Accounting Officer) and
                        Director

     /S/ CRAIG. F.
         SULLIVAN       Director                                March 28, 2003
     ------------------
     Craig F. Sullivan

     /S/ RONALD R.
         ZIDECK         Director                                March 28, 2003
     ------------------
     Ronald R. Zideck

     /S/ CHARLES W.
         SCHARER        Director                                March 28, 2003
     ------------------
     Charles W. Scharer

                                     -62-
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ben Farahi, Chief Financial Officer of Monarch Casino & Resort, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Monarch Casino & Resort, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By: /s/ Ben Farahi
    ---------------
        Ben Farahi
        Chief Financial Officer, Secretary and Treasurer


                                   -63-
I, John Farahi, Chief Executive Officer of Monarch Casino & Resort, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Monarch Casino & Resort, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

By: /s/ John Farahi
    ---------------
        John Farahi
        Chief Executive Officer



                                   -64-
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

      3.04 Bylaws of Golden Road Motor Inn, Inc., adopted March 9, 1973 are incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16,
            Exhibit 3.04.

      3.05  Amendment to Bylaws of Monarch Casino & Resort, Inc. adopted
            January 24, 1995 is filed as an exhibit to this Form 10-K.

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

                                     -65-
     10.03  Second Amendment to Construction and Reducing Revolving Credit
            Agreement, dated as of June 12, 1998, among Golden Road Motor Inn,
            Inc. as Borrower, Monarch Casino & Resort, Inc., John Farahi,
            Bahram Farahi, and Behrouz Farahi as guarantors, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders, Swingline Lender and L/C Issuer is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended June 30, 1998, Item 6(a), Exhibit 10.01.

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

     10.10  Schedule to Master Loan Agreement, dated as of April 1, 1999;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.15.






                                     -66-
     10.11  Schedule to Master Loan Agreement, dated as of April 19, 1999;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.16.

     10.12  Schedule to Master Loan Agreement, dated as of May 5, 1999;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.17.

     10.13  Schedule to Master Loan Agreement, dated as of May 24, 1999;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.18.

     10.14  Schedule to Master Loan Agreement, dated as of June 23, 1999;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.19.

     10.15  Agreement dated November 3, 1999 between Golden Road Motor Inn,
            Inc. and First Security Leasing Company of Nevada is incorporated herein by reference to the Company's Form 10-Q report (SEC File
            0-22088) for the fiscal quarter ended September 30, 2000, Item
            6(a), Exhibit 10.01.

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

     23     Consent of Deloitte & Touche LLP

     99.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002        66

     99.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002        67







                                   -67-
EXHIBIT 3.05

           AMENDMENT TO BYLAWS OF MONARCH CASINO & RESORT, INC.

Article II, Section 2, is amended to read:

     2. CLASSIFICATION OF BOARD. The Corporation shall have two (2) categories of Directors entitled "A" and "B." Each category of Directors shall include a minimum of one quarter (1/4) of the entire Board of Directors. The term of each Director in category A shall expire in the even numbered year following election and the term of each Director in category B shall expire in the odd numbered year following election. Upon a Director's initial election to the Board, the Board shall designate the category of such Director. The expiration of the term of office of Directors in each category shall be that set forth below.

          Category      Term Expires
          --------      ------------
             A          1996 and each
                        even numbered
                        year thereafter

             B          1995 and each
                        odd numbered
                        year thereafter

     Each category of Directors shall be elected at the annual meeting of stockholders for the year in which the term of each respective category expires. Each director shall serve until his successor shall have been elected or qualified, provided that in the event of failure to hold the annual meeting or to hold such election at such annual meeting, the election may be held at any special meeting of the stockholders called for that purpose.


                         CERTIFICATE OF SECRETARY

     The undersigned Secretary does hereby certify that the foregoing is a true and correct copy of the Amendment to Bylaws of Monarch Casino & resort, Inc. adopted at a meeting of the Board of Directors held on January 24, 1995.


     Dated this 24th day of January, 1995.


     /s/ Ben Farahi
     --------------
         Ben Farahi
         Secretary










                                   -68-
EXHIBIT 23








INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in Registration Statement Nos. 333-85412, 333-85418 and 333-85420 of Monarch Casino & Resort, Inc., on
Form S-8 of our report dated February 18, 2003, appearing in this Annual Report on Form 10-K of Monarch Casino & Resort, Inc., for the year ended December 31, 2002.


/s/ Deloitte & Touche LLP

Reno, Nevada
March 27, 2003




































                                   -69-
EXHIBIT 99.1

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report on Form 10-K of Monarch Casino & Resort, Inc., (the "Company") for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition of the Company as of the dates indicated and result of operations of the Company for the periods indicated.




                                    /S/ JOHN FARAHI
                                        John Farahi
                                        Chief Executive Officer
                                        March 28, 2003




























                                   -70-
EXHIBIT 99.2

                        18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report on Form 10-K of Monarch Casino & Resort, Inc., (the "Company") for the year ended December 31 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ben Farahi, Chief Financial Officer, Secretary and Treasurer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition of the Company as of the dates indicated and result of operations of the Company for the periods indicated.




                  /S/ BEN FARAHI
                      BEN FARAHI
                      Chief Financial Officer, Secretary and Treasurer March 28, 2003





























                                   -71-