Form 10-Q
period 2003-03-31
MONARCH CASINO & RESORT INC
filed 2003-05-14
CIK 907242

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 13, 2003, there were 9,329,830 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

TABLE OF CONTENTS

                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

        Condensed Consolidated Statements of Income for the
         three months ended March 31, 2003 and 2002..................   3

        Condensed Consolidated Balance Sheets at
         March 31, 2003 and December 31, 2002........................   4

        Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2003 and 2002..................   6

        Notes to Condensed Consolidated Financial Statements.........   7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................  11

Item 3. Quantitative and Qualitative Disclosures About Market Risk...  20

Item 4. Controls and Procedures......................................  21


PART II - OTHER INFORMATION

Item 5. Legal Proceedings............................................  21

Item 6. Exhibits and Reports on Form 8-K.............................  21


        Signatures...................................................  22

        Certifications...............................................  23

        Exhibit 99.01 Certification of John Farahi pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002................  25

        Exhibit 99.01 Certification of Ben Farahi pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002................  26
                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended
                                                          March 31,
                                               ----------------------------
                                                    2003            2002
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Revenues
  Casino...................................... $ 17,739,705    $ 16,579,314
  Food and beverage...........................    8,211,408       8,003,566
  Hotel.......................................    4,716,178       4,378,916
  Other.......................................      885,745         830,603
                                               ------------    ------------
     Gross revenues...........................   31,553,036      29,792,399
  Less promotional allowances.................   (4,385,108)     (3,996,198)
                                               ------------    ------------
     Net revenues.............................   27,167,928      25,796,201
                                               ------------    ------------
Operating expenses
  Casino......................................    7,126,103       6,537,794
  Food and beverage...........................    4,123,738       4,249,507
  Hotel.......................................    1,645,979       1,517,613
  Other.......................................      304,566         321,832
  Selling, general, and administrative........    7,852,184       7,116,155
  Depreciation and amortization...............    2,600,409       2,546,902
                                               ------------    ------------
     Total operating expenses.................   23,652,979      22,289,803
                                               ------------    ------------
     Income from operations...................    3,514,949       3,506,398

Other expense
  Interest expense............................      731,222       1,117,990
                                               ------------    ------------
     Income before income taxes...............    2,783,727       2,388,408
Provision for income taxes....................      945,800         803,324
                                               ------------    ------------
     Net income...............................  $ 1,837,927    $  1,585,084
                                               ============    ============

  Earnings per share of common stock
   Net income
    Basic.....................................  $      0.19    $       0.17
    Diluted...................................  $      0.19    $       0.17

  Weighted average number of common
    shares and potential common
    shares outstanding
      Basic...................................    9,468,308       9,436,275
      Diluted.................................    9,503,599       9,502,697


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.






                                     -3-
                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,      December 31,
                                                         2003            2002
                                                    -------------    -------------
                                                     (Unaudited)
                      ASSETS

Current assets
  Cash............................................  $   7,515,340    $   9,961,484
  Receivables, net................................      2,670,248        2,724,726
  Inventories.....................................        815,063          993,260
  Prepaid expenses................................      2,242,164        2,138,084
  Deferred income taxes...........................        492,457          492,457
                                                    -------------    -------------
     Total current assets.........................     13,735,272       16,310,011
                                                    -------------    -------------
Property and equipment
  Land............................................     10,339,530       10,339,530
  Land improvements...............................      3,226,913        3,191,371
  Buildings.......................................     78,955,538       78,955,538
  Building improvements...........................      6,262,903        6,262,903
  Furniture and equipment.........................     58,806,478       58,086,570
                                                    -------------    -------------
                                                      157,591,362      156,835,912
  Less accumulated depreciation and amortization..    (58,585,196)     (55,985,653)
                                                    -------------    -------------
     Net property and equipment...................     99,006,166      100,850,259
                                                    -------------    -------------

Other assets, net.................................        271,424          319,817
                                                    -------------    -------------
     Total assets.................................  $ 113,012,862    $ 117,480,087
                                                    =============    =============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.






















                                     -4-
                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,      December 31,
                                                         2003            2002
                                                    -------------    -------------
                                                     (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt............  $   9,955,343    $   8,279,095
  Accounts payable................................      5,294,022        6,227,124
  Accrued expenses................................      5,672,936        6,146,440
  Federal income taxes payable....................        184,936               -
                                                    -------------    -------------
     Total current liabilities....................     21,107,237       20,652,659

Long-term debt, less current maturities...........     46,000,000       52,000,000

Deferred income taxes.............................      5,002,257        4,526,744

Commitments and contingencies.....................

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.................             -                -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,329,830 outstanding at 03/31/2003,
   9,474,830 outstanding at 12/31/2002............         95,363           95,363
  Additional paid-in capital......................     17,458,217       17,381,517
  Treasury stock,
   206,445 shares at 03/31/2003, 61,445 shares
   at 12/31/2002, at cost.........................     (1,514,635)        (202,692)
  Retained earnings...............................     24,864,423       23,026,496
                                                    -------------    -------------
     Total stockholders' equity...................     40,903,368       40,300,684
                                                    -------------    -------------
     Total liabilities and stockholders' equity...  $ 113,012,862    $ 117,480,087
                                                    =============    =============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.



















                                     -5-
                        MONARCH CASINO & RESORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                   2003            2002
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $  1,837,927    $  1,585,084
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............    2,600,409       2,546,902
    Amortization of deferred loan costs.......       44,857          44,857
    Bad debt expense..........................      172,668          88,314
    (Gain) loss on disposal of assets.........       (3,000)          1,864
    Deferred income taxes.....................      475,513         277,768
    (Increase) decrease in receivables, net...     (118,191)      1,039,908
    Decrease in inventories...................      178,197          72,718
    Increase in prepaid expenses..............     (104,080)       (287,363)
    Decrease in other assets..................        2,671              -
    Decrease in accounts payable..............     (933,102)     (1,321,414)
    Decrease in accrued expenses
      and federal income taxes payable........     (179,535)       (343,924)
                                               ------------    ------------
     Net cash provided by
      operating activities....................    3,974,334       3,704,714
                                               ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets................        3,000           2,500
  Acquisition of property and equipment.......     (542,997)     (1,821,028)
  Changes in accounts payable construction....           -          260,729
                                               ------------    ------------
     Net cash used in investing activities....     (539,997)     (1,557,799)
                                               ------------    ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options.....       83,125              -
  Principal payments on long-term debt........   (4,536,206)     (2,623,476)
  Purchase of Monarch Common Stock............   (1,427,400)             -
                                               ------------    ------------
     Net cash used in
      financing activities....................   (5,880,481)     (2,623,476)
                                               ------------    ------------

     Net decrease in cash.....................   (2,446,144)       (476,561)

Cash at beginning of period...................    9,961,484       8,385,743
                                               ------------    ------------
Cash at end of period......................... $  7,515,340    $  7,909,183
                                               ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest...................... $    424,878    $  1,132,987
  Cash paid for income taxes.................. $    286,612    $         -

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase
  of property and equipment in the
  following amounts........................... $    212,453      $  250,964

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

Stockholder Guarantee Fees

     All of the Company's bank debt is personally guaranteed by the Company's three largest stockholders and has been guaranteed by such persons since the inception of our original Loan Agreement on December 29, 1997. Since January 1, 2001, the Company has compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount until the guarantees are cancelled or the notes are paid off. During the three months ended March 31, 2003 and 2002, the Company recorded interest expense in the amount of approximately $280 thousand and $350 thousand in guarantee fees, respectively.

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


                                     -7-
     The Company evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. Indicators which could trigger an impairment review include legal and regulatory factors, market conditions and operational performance. Any resulting impairment loss, measured as the difference between the carrying amount and the fair value of the assets, could have a material adverse impact on the Company's financial condition and results of operations.

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

Stock Based Compensation

     The Company maintains three stock option plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its plans. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company had elected to recognize compensation cost on the fair market value at the grant dates for awards under the stock option plans, consistent with the method prescribed by Statement of Financial Accounting Standards ("SFAS No. 123"), Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards number 148 - Accounting for Stock-based Compensation Transition and Disclosure ("SFAS No. 148"), net income and income per share would have been changed to the pro forma amounts indicated below:



                                     -8-

                                       Three Months ended March 31,
                                       -----------------------------
                                          2003              2002
                                       ----------        -----------
Net income, as reported                $1,837,927        $1,585,084
Stock based employee compensation
  expensed determined under the fair
  value based method for all awards,
  net of related income tax effects       (18,889)          (15,830)
                                       -----------       -----------
Pro forma net income                   $1,819,038        $1,569,254
                                       ===========       ===========
Basic earnings per share
  As reported                          $     0.19        $     0.17
  Pro forma                            $     0.19        $     0.17

Diluted earnings per share
  As reported                          $     0.19        $     0.17
  Pro forma                            $     0.19        $     0.17

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

     The Company also relies on non-conventioneer visitors partially comprised of individuals flying into the Reno area. The tragic events of September 11, 2001 combined with the ongoing situation in Iraq and the threat of further terrorist attacks could have an adverse effect on the Company's revenues from this segment as consumers may need time to restore their confidence in air and other leisure travel.






                                     -9-
NOTE 2.     INTERIM FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements for the three month periods ended March 31, 2003 and March 31, 2002 are unaudited. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2002. The results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any other period.


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

                                   Three Months ended March 31,
                                -----------------------------------
                                      2003               2002
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,468    $ 0.19    9,436    $ 0.17
     Effect of dilutive
      stock options............     36        -        67       -
                                ------   -------   ------   -------
     Diluted...................  9,504    $ 0.19    9,503    $ 0.17
                                ======   =======   ======   =======

     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and their inclusion would be antidilutive:

                                   Three Months ended March 31,
                                -----------------------------------
                                      2003               2002
                                ----------------   ----------------
Options to purchase shares of
 common stock (in thousands)...        19                  -
Exercise prices................  $11.30 - $14.37           -
Expiration dates...............    6/07 - 07/12            -

                                     -10-
NOTE 4.     RECENTLY ISSUED ACCOUNTING STANDARDS

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

     Our sole operating asset, the Atlantis, is a hotel/casino resort located in Reno, Nevada. Our business strategy is to maximize the Atlantis' revenues, operating income and cash flow primarily through our casino, our food and beverage operations, our hotel operations and other revenue sources. We derive our revenues by appealing to middle to upper-middle income Reno residents, emphasizing slot machine play in our casino. We capitalize on the Atlantis' location, offer exceptional service, value and an appealing theme to our guests, focus on repeat customers, and utilize hands-on management of operations, costs and efficiencies.

     Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.




                                     -11-
OPERATING RESULTS SUMMARY

     During the first quarter of 2003, with the exception of operating margin, we exceeded all previously reported first quarter results, including casino revenues, hotel revenues, net revenues, net income and earnings per share.


                                           Three Months            Percentage
                                          ended March 31,     Increase / (Decrease)
                                          ---------------    ----------------------
                                           2003     2002     First Quarter 03 vs 02
                                          ------   ------    ----------------------
(In millions, except earnings per share
 and percentages)

Casino revenues.........................  $ 17.7   $ 16.6             7.0%
Food and beverage revenues..............     8.2      8.0             2.6%
Hotel revenues..........................     4.7      4.4             7.7%

Net revenues............................    27.2     25.8             5.3%
Income from operations..................     3.5      3.5             0.2%

Net income..............................     1.8      1.6            16.0%

Earnings per share - diluted............    0.19     0.17            11.8%

Operating margin........................   12.9%    13.6%            (0.7) pts


     Some significant items that affected our first quarter results in 2003 are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the Liquidity and Capital Resources section.

     - Promotional allowances as a percentage of gross revenues increased from 13.4% in the 2002 first quarter to 13.9% in 2003. This increase in promotional allowances reflects our efforts to attract and retain high-end players and local patrons in an increasingly competitive market.

     - Operating expenses increased from $22.3 million in the first quarter of 2002, to $23.7 million in the first quarter of 2003, an increase of 6.1%. Net revenues increased 5.3% from $25.8 million in the first quarter of 2002 to $27.2 million in the first quarter of 2003. These changes led to a relatively unchanged operating income quarter over quarter.

     - Interest expense decreased 34.6% compared to last year's first quarter from $1.1 million to $731 thousand due to lower prevailing interest rates combined with continuously decreasing outstanding debt. Altogether, we achieved an increase in net income and earnings per share (diluted) by 16.0% and 11.8%, respectively.







                                     -12-
CAPITAL SPENDING AND DEVELOPMENT

     Capital expenditures at the Atlantis totaled approximately $755 thousand and $1.8 million during the first quarters of 2003 and 2002, respectively. This year, to date, our capital expenditures consisted primarily of casino re-carpeting and continued acquisitions of and upgrades to gaming equipment. During last year's first quarter, capital expenditures consisted primarily of renovations of hotel room suites in the Atlantis' first tower and continued acquisitions of and upgrades to slot machines, computer information system equipment and various other furniture, fixtures and equipment to upgrade existing facilities.

     Future cash needed to finance capital spending is expected to be made available from operating cash flow, the Credit Facility (see "Liquidity and Capital Resources - THE CREDIT FACILITY" below) and, if necessary, additional borrowings.

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, expansion of Indian casinos in California, Reno-area tourism conditions, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing), outcome of litigation, domestic or global economic conditions including those affected by the events of September 11, 2001 and the ongoing situation in Iraq, and changes in federal or state tax laws or the administration of such laws.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended March 31, 2003 and 2002

     For the three month period ended March 31, 2003, the Company earned net income of $1.8 million, or $0.19 per share, on net revenues of $27.2 million, an increase from net income of $1.6 million, or $0.17 per share, on net revenues of $25.8 million for the three months ended March 31, 2002. Income from operations for the three months ended March 31, 2003 totaled $3.5 million, relatively unchanged when compared to the $3.5 million for the same period in 2002. Both net revenues and net income for the first quarter of 2003 represent new first quarter records for the Company. Net revenues increased 5.3%, and net income increased 16.0% when compared to last year's first quarter. In the Reno-area market, the January through March period encompassing the Company's first quarter has traditionally been marked by weather-related seasonality, with winter storms producing moderate to severe travel delays and difficulties for visitors to the region. Due to the relatively mild winter, management believes that the impact of the weather




                                     -13-
this year was, once again, relatively minor as it was last year. However, despite the milder weather, we encountered industry-wide softening in our tourism generated business due to international factors affecting tour and travel.

     Casino revenues totaled $17.7 million in the first quarter of 2003, a 7.0% increase from the $16.6 million in the first quarter of 2002, reflecting increases in slot and keno win. Slot revenues were up 9.4% in the first quarter of 2003 compared to the first quarter of 2002 due to an increase in the volume of slot machine play. Table game and poker room revenue in the first quarter of 2003 decreased 2.7% from the first quarter of 2002 due to a lower hold percentage. Keno win increased 51.5% in the first quarter 2003 compared to the first quarter 2002. The increase was due to higher keno write and hold percentage in the first quarter of 2003 compared to the first quarter 2002. Casino operating expenses amounted to 40.2% of casino revenues in the first quarter of 2003, compared to 39.4% in the first quarter of 2002, with the difference due primarily to lower hold percentages.

     Food and beverage revenues totaled $8.2 million in the first quarter of 2003, a 2.6% increase from the $8.0 million in the first quarter of 2002, due primarily to increases in revenue per cover and the number of covers served during the quarter. Food and beverage operating expenses amounted to 50.2% of food and beverage revenues during the first quarter of 2003, compared to 53.1% in the first quarter of 2002, which was primarily due to more efficient operations achieved through reduced average cost of sales and reduced variable operating expenses.

     Hotel revenues were $4.7 million for the first quarter of 2003, an increase of 7.7% from the $4.4 million in hotel revenues in the 2002 first quarter. This increase was the result of an increase in the average daily room rate (ADR), which was partially offset by a slight decrease in hotel occupancy, which is consistent with current market trends. Both first quarters' 2003 and 2002 revenues also included a $3 per occupied room energy surcharge. During the first quarter of 2003, the Atlantis experienced an 89.1% occupancy rate, down from an 91.0% occupancy rate for the same period in 2002. The Atlantis' ADR was $53.31 in the first quarter of 2003 compared to $48.71 in the first quarter of 2002. Hotel operating expenses as a percent of hotel revenues increased slightly to 34.9% in the 2003 first quarter, compared to 34.7% in the 2002 first quarter, primarily due to increased labor and operating costs.

     Promotional allowances increased to $4.4 million, or 13.9% of gross revenues, in the first quarter of 2003 compared to $4.0 million, or 13.4% of gross revenues, in the first quarter of 2002. The increase is attributable to expanded efforts to increase revenues.

     Other revenues increased 6.6% to $886 thousand in the 2003 first quarter compared to $831 thousand in the same period last year. The increase reflects increased retail sales in both the gift and sundries shops partially offset by a slight decrease in the entertainment fun center. Other expenses in the 2003 first quarter decreased to 34.4% of other revenues, from 38.7% in the 2002 first quarter, reflecting increased efficiencies.

     Depreciation and amortization expense was $2.6 million in the first quarter of 2003, up 2.1% compared to $2.5 million in the same period last year.


                                     -14-
     Selling, general and administrative expenses amounted to $7.9 million, or 28.9% of net revenues in the first quarter of 2003, an increase from $7.1 million, or 27.6% in the first quarter of 2002 due primarily to an increase in sales, marketing and special event costs.

     Interest expense for the 2003 first quarter totaled $731 thousand, a decrease of 34.6%, from $1.1 million in the 2002 first quarter. The decrease reflects the Company's reduction in debt outstanding and lower applicable interest rates. Interest expense for both the quarters ended March 31, 2003 and 2002, included guarantee fees paid to the three principal stockholders of the Company. Starting January 2001, the Company began compensating the three principal stockholders of the Company for their personal guarantees of the Company's outstanding bank debt at the rate of 2% per annum of the quarterly average outstanding bank debt. These guarantee expenses totaled approximately $280 thousand and $350 thousand in the first quarters of 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our daily hotel and casino activities with net cash provided by operating activities.

     For the three months ended March 31, 2003, net cash provided by operating activities totaled $4.0 million, an increase of 7.3% compared to the same period last year. Net cash used in investing activities totaled $540 thousand and $1.6 million in the first quarters ended March 31, 2003 and 2002, respectively. During the first quarters of 2003 and 2002, net cash used in investing activities was used primarily in the purchase of property and equipment. Net cash used in financing activities totaled $5.9 million for the first quarter of 2003, compared to $2.6 million for the same period last year, as the Company used funds for the repurchase of Monarch common stock pursuant to the stock repurchase program announced during the first quarter of 2003, and to reduce long-term debt. As a result, at March 31, 2003, the Company had a cash balance of $7.5 million, compared to $7.9 million at March 31, 2002 and $10.0 million at December 31, 2002.

     The Company has a reducing revolving credit facility with a group of banks (the "Credit Facility"). At March 31, 2003, the total balance outstanding on the Credit Facility was $55.3 million. This facility is guaranteed by the Company's three principal stockholders who, beginning in 2001, earn a fee equal to 2% per annum of the quarterly average outstanding bank debt amount. The Company incurred guarantee expenses of approximately $280 thousand and $350 thousand in the first quarters of 2003 and 2002.

Critical Accounting Policies

     A description of our critical accounting policies and estimates can be found in Item 7 of our 2002 Form 10-K. For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2002 Form 10-K filed on March 28, 2003.







                                     -15-
OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

     The constitutional amendment approved by California voters in 1999 allowing the expansion of Indian casinos in California will have an impact on casino revenues in Nevada in general, and many analysts have predicted the impact will be more significant on the Reno-Lake Tahoe market. The extent of this impact is difficult to predict, but the Company believes that the impact on the Company will be mitigated to an extent due to the Atlantis' emphasis on Reno-area residents as a significant base of its business. However, if other Reno-area casinos suffer business losses due to increased pressure from California Indian casinos, they may intensify their marketing efforts to Reno-area residents as well.

     The Company also believes that unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key non-Reno marketing areas, such as San Francisco or Sacramento, could have a material adverse effect on its business.

     If the transfer of non-restricted gaming license described under "Commitments and Contingencies" below is allowed to proceed as proposed and a new casino property is built, the Company's results of operations may be negatively impacted.

COMMITMENTS AND CONTINGENCIES

     Contractual cash obligations for the Company as of March 31, 2003 over the next five years are as follows:

                                             Payments Due by Period
                              ------------------------------------------------
Contractual Cash                           Less than       1 to 3       4 to 5
Obligations                    Total         1 year        years        years
                              ------------------------------------------------
Long Term debt                $55,955,343  $ 9,955,343  $46,000,000  $      -
Operating Leases                  362,837      161,261      201,576         -
                              -----------  -----------  -----------  ---------
Total Contractual Cash        $56,318,180  $10,116,604  $46,201,576  $      -
Obligations

     On March 10, 2003, we announced a plan to repurchase up to 250,000 shares, or 2.6%, of our common stock in open market transactions. The repurchases may be made from time to time depending on market conditions and availability of funds. The repurchases are to be made with our cash (see our Current Report filed on Form 8-K dated March 10, 2003). During the first quarter of 2003, we purchased 180,000 shares of our common stock pursuant to this stock repurchase program.










                                     -16-
     On April 16, 2003, our Golden Road subsidiary filed a complaint against the City of Reno and other interested parties petitioning the Second Judicial District Court of Nevada to review the City of Reno's decision to enter into an agreement for the acquisition and relocation of the Old Reno Casino in downtown Reno, to condemn the real property occupied by the Old Reno Casino, to declare the agreement null and void and to preclude the City of Reno from condemning the real property. We believe that there is no basis under Nevada law for the City's decision to condemn the property at issue, which will allow a private group to transfer a non-restricted gaming license to a new location and, in the process, bypass the legal requirements generally associated with acquiring a non-restricted gaming license.

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

THE CREDIT FACILITY

     At origination in 1997, we had an $80 million reducing revolving term loan credit facility (the "Credit Facility") with a consortium of banks. As of March 31, 2003, maximum borrowing capacity was $55,300,000 all of which was outstanding. The Credit Facility is a direct obligation of Golden Road, and is guaranteed by Monarch. The Credit Facility is also guaranteed individually by John Farahi, Co-Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Monarch and Golden Road and General Manager of the Atlantis; Bahram (Bob) Farahi, Co-Chairman of the Board and President of Monarch and Golden Road; and Behrouz Ben Farahi, Co-Chairman of the Board, Chief Financial Officer, Secretary and Treasurer of Monarch and Golden Road.

     We were able to utilize proceeds from the Credit Facility for working capital needs and general corporate purposes relating to the Atlantis and for ongoing capital expenditure requirements at the Atlantis.

     At our option, borrowings under the Credit Facility can accrue interest at a rate designated by the agent bank as its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by us will include a margin added to either the Base Rate or to LIBOR that is tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin can vary between 0.00 percent and 2.00 percent above the Base Rate, and between
1.50 percent and 3.50 percent above LIBOR. At March 31, 2003, the applicable margin was the Base Rate plus 0.0%, and the applicable LIBOR margin was LIBOR plus 1.5%. At March 31, 2003, we had no Base Rate loans outstanding and had one LIBOR loan outstanding totaling $55.3 million, for a total obligation of $55.3 million. The LIBOR rate at March 31, 2003, was 1.30%.






                                     -17-
     The maturity date of the Credit Facility is June 30, 2004. Beginning July 1, 2000, the maximum principal available under the Credit Facility is reduced quarterly from $80.0 million by an aggregate of $40.0 million in increasing increments ranging from $1.5 million to $6.0 million per quarter. We may prepay borrowings under the Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period) so long as the amount repaid is at least $200 thousand and a multiple of $10 thousand. Amounts prepaid under the Credit Facility may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available. We may also permanently reduce the maximum principal available under the Credit Facility at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.

     The Credit Facility is secured by liens on substantially all of the real and personal property of Golden Road, as well as by the aforementioned parent and personal guarantees. The Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of our assets (including provisions requiring that a minimum amount equal to two percent of our gaming revenues each year must be expended on capital expenditures at the Atlantis), and covenants restricting our ability to merge, transfer ownership of Golden
Road, incur additional indebtedness, encumber assets, and make certain investments. The Credit Facility also contains covenants requiring us to maintain certain financial ratios, and provisions restricting transfers between Golden Road and Monarch and between Golden Road and other specified persons. The Credit Facility also contains provisions requiring the achievement of certain financial ratios before we can repurchase our common stock or pay or declare dividends. We are in compliance with all required covenants as of March 31, 2003.

     We paid various fees and other loan costs upon the closing of the Credit Facility that are being amortized over the term of the Credit Facility using the straight-line method, which approximates the effective interest rate method.

     SHORT-TERM DEBT. At March 31, 2003, we had approximately $655 thousand outstanding in slot purchase contracts outstanding. These contracts have original terms of 12 months or less and do not bear any interest.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of March 31, 2003 that are subject to market risks.

     We have substantial variable interest rate debt in the amount of approximately $55.3 million as of March 31, 2003, and $66.3 million as of March 31, 2002, which is subject to market risks.

     A one-point increase in interest rates would have resulted in an increase in interest expense of approximately $143 thousand in the first quarter of 2003 and $169 thousand in the first quarter of 2002.



                                     -18-
ITEM 4. CONTROLS AND PROCEDURES

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


                         PART II.  OTHER INFORMATION

ITEM 5. - LEGAL PROCEEDINGS

     As reported on our Form 8-K dated April 17, 2003, on April 16, 2003, our Golden Road subsidiary filed a complaint against the City of Reno and other interested parties petitioning the Second Judicial District Court of Nevada to review the City of Reno's decision to enter into an agreement for the acquisition and relocation of the Old Reno Casino in downtown Reno, to condemn the real property occupied by the Old Reno Casino, to declare the agreement null and void and to preclude the City of Reno from condemning the real property. We believe that there is no basis under Nevada law for the City's decision to condemn the property at issue, which will allow a private group to transfer a non-restricted gaming license to a new location and, in the process, bypass the legal requirements generally associated with acquiring a non-restricted gaming license.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.          Description
         -----------          -----------

         99.01                Certification of John Farahi, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

         99.02                Certification of Ben Farahi, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     On February 21, 2003, we filed a Current Report on Form 8-K reporting that we had issued a press release announcing results for our Fiscal Year ended December 31, 2002.

     On March 10, 2003, we filed a Current Report on Form 8-K reporting that we had issued a press release announcing our Board of Directors' approval to purchase 250,000 shares of our common stock.

                                     -19-
     On April 11, 2003, we filed a Current Report on Form 8-K reporting that a conference call to discuss first quarter 2003 results was going to be held on April 30, 2003.

     On April 13, 2003, we filed a Current Report on Form 8-K announcing the filing of a petition by our operating subsidiary, Golden Road Motor Inn, Inc., with the Second District Court of Nevada against the City of Reno and a private group.

     On April 30, 2003, we filed a Current Report on Form 8-K reporting that we had issued a press release announcing results for our first quarter ended March 31, 2002.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)


Date:  May 14, 2003                    By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer, and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)























                                     -20-
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: May 14, 2003

By: /s/ John Farahi
    ---------------
        John Farahi
        Chief Executive Officer



                                     -21-
I, Ben Farahi, Chief Financial Officer of Monarch Casino & Resort, Inc., certify that:

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


Date: May 14, 2003

By: /s/ Ben Farahi
    ---------------
        Ben Farahi
        Chief Financial Officer, Secretary and Treasurer



                                     -22-
                                                                  EXIBIT 99.01

                        MONARCH CASINO & RESORT, INC.
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 14, 2003

By: /s/ JOHN FARAHI
    ---------------
        John Farahi
        Chief Executive Officer































                                     -23-
                                                                  EXIBIT 99.02

                        MONARCH CASINO & RESORT, INC.
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ben Farahi, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 14, 2003

By: /s/ BEN FARAHI
    ---------------
        Ben Farahi
        Chief Financial Officer































                                     -24-