Form 10-Q
period 2003-06-30
MONARCH CASINO & RESORT INC
filed 2003-08-14
CIK 907242

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

                                      Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number: 0-22088

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

     As of August 13, 2003, there were 9,340,328 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

TABLE OF CONTENTS

                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Income for the three
         and six months ended June 30, 2003 and 2002 (unaudited).....   3

        Condensed Consolidated Balance Sheets at June 30, 2003
         and December 31, 2002 (unaudited)...........................   4

        Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 2003 and 2002 (unaudited).............   6

        Notes to Condensed Consolidated Financial Statements
         (unaudited).................................................   7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................  12

Item 3. Quantitative and Qualitative Disclosures About Market Risk...  21

Item 4. Controls and Procedures......................................  21


PART II - OTHER INFORMATION

Item 1. Legal Proceedings............................................  22

Item 4. Submission of Matters to a Vote of Security Holders..........  23

Item 5. Other Information............................................  23

Item 6. Exhibits and Reports on Form 8-K.............................  23


                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                           Three Months Ended            Six Months Ended
                                                June 30,                     June 30,
                                      --------------------------    --------------------------
                                          2003          2002            2003          2002
                                      ------------  ------------    ------------  ------------
Revenues
  Casino............................. $ 18,614,452  $ 17,817,343    $ 36,354,157  $ 34,396,657
  Food and beverage..................    8,736,201     8,373,075      16,947,609    16,376,641
  Hotel..............................    5,507,037     4,927,946      10,223,215     9,306,862
  Other..............................      989,068       906,411       1,871,813     1,738,878
                                      ------------  ------------    ------------  ------------
     Gross revenues..................   33,846,758    32,024,775      65,396,794    61,819,038
  Less promotional allowances........   (4,771,688)   (4,427,925)     (9,156,796)   (8,424,123)
                                      ------------  ------------    ------------  ------------
     Net revenues....................   29,075,070    27,596,850      56,239,998    53,394,915
                                      ------------  ------------    ------------  ------------
Operating expenses
  Casino.............................    7,358,723     6,838,392      14,484,826    13,376,186
  Food and beverage..................    4,475,173     4,295,114       8,598,911     8,544,621
  Hotel..............................    1,738,320     1,578,549       3,384,299     3,096,162
  Other..............................      308,676       296,096         613,242       617,928
  Selling, general and
   administrative....................    8,266,310     7,253,730      16,115,494    14,371,749
  Depreciation and amortization......    2,716,420     2,556,368       5,316,829     5,103,270
                                      ------------  ------------    ------------  ------------
     Total operating expenses........   24,863,622    22,818,249      48,513,601    45,109,916
                                      ------------  ------------    ------------  ------------
     Income from operations..........    4,211,448     4,778,601       7,726,397     8,284,999
                                      ------------  ------------    ------------  ------------
Other expenses
  Interest expense...................     (422,203)     (708,116)       (872,083)   (1,474,761)
  Stockholder guarantee fee expense..     (260,936)     (334,033)       (542,278)     (685,378)
  Other expense......................           -       (225,000)             -       (225,000)
                                      ------------  ------------    ------------  ------------
     Total other expenses............     (683,139)   (1,267,149)     (1,414,361)   (2,385,139)
                                      ------------  ------------    ------------  ------------
     Income before income taxes......    3,528,309     3,511,452       6,312,036     5,899,860
Provision for income taxes...........    1,197,200     1,259,286       2,143,000     2,062,610
                                      ------------  ------------    ------------  ------------
     Net income...................... $  2,331,109  $  2,252,166    $  4,169,036  $  3,837,250
                                      ============  ============    ============  ============

Earnings per share of common stock
   Net income
    Basic.......................... $       0.25  $       0.24    $       0.44  $       0.41
    Diluted........................ $       0.25  $       0.24    $       0.44  $       0.40

Weighted average number of common
   shares and potential common
   shares outstanding
    Basic..........................    9,331,877     9,451,323       9,399,716     9,443,841
    Diluted........................    9,361,060     9,521,513       9,431,942     9,513,290


The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.







                                     -3-
                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                       June 30,       December 31,
                                                         2003            2002
                                                    -------------    -------------
                      ASSETS

Current assets
  Cash............................................  $   7,322,499    $   9,961,484
  Receivables, net................................      3,221,768        2,724,726
  Inventories.....................................      1,006,439          993,260
  Prepaid expenses................................      2,038,286        1,961,763
  Prepaid federal income taxes....................        278,278          176,321
  Deferred income taxes...........................        492,457          492,457
                                                    -------------    -------------
     Total current assets.........................     14,359,727       16,310,011
                                                    -------------    -------------
Property and equipment
  Land............................................     10,339,530       10,339,530
  Land improvements...............................      3,226,913        3,191,371
  Buildings.......................................     78,955,538       78,955,538
  Building improvements...........................      6,304,642        6,262,903
  Furniture and equipment.........................     59,711,366       58,086,570
                                                    -------------    -------------
                                                      158,537,989      156,835,912
  Less accumulated depreciation and amortization..    (59,786,172)     (55,985,653)
                                                    -------------    -------------
     Net property and equipment...................     98,751,817      100,850,259
                                                    -------------    -------------

Other assets, net.................................        223,318          319,817
                                                    -------------    -------------
     Total assets.................................  $ 113,334,862    $ 117,480,087
                                                    =============    =============


The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.






















                                     -4-
                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                       June 30,       December 31,
                                                         2003            2002
                                                    -------------    -------------
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt............  $  53,242,336    $   8,279,095
  Accounts payable................................      5,593,567        6,227,124
  Accrued expenses................................      6,177,789        6,146,440
                                                    -------------    -------------
     Total current liabilities....................     65,013,692       20,652,659

Long-term debt, less current maturities...........             -        52,000,000

Deferred income taxes.............................      5,053,586        4,526,744

Commitments and contingencies.....................

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.................             -                -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,336,995 outstanding at 06/30/2003,
   9,474,830 outstanding at 12/31/2002............         95,363           95,363
  Additional paid-in capital......................     17,438,757       17,381,517
  Treasury stock,
   199,280 shares at 06/30/2003, 61,445 shares
   at 12/31/2002, at cost.........................     (1,462,068)        (202,692)
  Retained earnings...............................     27,195,532       23,026,496
                                                    -------------    -------------
     Total stockholders' equity...................     43,267,584       40,300,684
                                                    -------------    -------------
     Total liabilities and stockholders' equity...  $ 113,334,862    $ 117,480,087
                                                    =============    =============


The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.



















                                     -5-
                        MONARCH CASINO & RESORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Six Months Ended
                                                              June 30,
                                                    ----------------------------
                                                        2003            2002
                                                    ------------    ------------
Cash flows from operating activities:
  Net income....................................... $  4,169,036    $  3,837,250
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization..................    5,316,829       5,103,269
    Amortization of deferred loan costs............       89,714          89,714
    Bad debt expense...............................     (281,540)        (80,010)
    Gain on disposal of assets.....................       (6,980)        (30,158)
    Deferred income taxes..........................      526,841         303,469
    (Increase) decrease in receivables, net........     (215,502)        963,743
    (Increase) decrease in inventories.............      (13,179)         55,788
    Increase in prepaid expenses...................     (178,479)       (608,118)
    (Increase) decrease in other assets............        5,343         (19,278)
    (Decrease) increase in accounts payable, net...     (633,557)        170,072
    Increase (decrease) in accrued expenses
      and federal income taxes payable.............      152,851        (523,414)
                                                    ------------    ------------
     Net cash provided by
      operating activities.........................    8,931,377       9,262,327
                                                    ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets.....................        6,980          44,490
  Acquisition of property and equipment............     (986,044)     (3,004,464)
  Changes in accounts payable construction.........           -         (129,329)
                                                    ------------    ------------
     Net cash used in investing activities.........     (979,064)     (3,089,303)
                                                    ------------    ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options..........      103,760          99,385
  Principal payments on long-term debt.............   (9,267,658)     (7,323,084)
  Purchase of Monarch common stock.................   (1,427,400)             -
                                                    ------------    ------------
     Net cash used in
      financing activities.........................  (10,591,298)     (7,223,699)
                                                    ------------    ------------

     Net decrease in cash..........................   (2,638,985)     (1,050,675)

Cash at beginning of period........................    9,961,484       8,385,743
                                                    ------------    ------------
Cash at end of period.............................. $  7,322,499    $  7,335,068
                                                    ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest........................... $  1,112,370    $  1,969,980
  Cash paid for income taxes....................... $  1,596,612    $  1,205,760

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase
  of property and equipment in the
  following amounts................................ $  2,230,899      $ 1,322,025

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.


                                     -6-
                        MONARCH CASINO & RESORT, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

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

Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2003 and June 30, 2002 are unaudited. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2002. The results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any other period.

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

Reclassifications

     Certain amounts in the 2003 second quarter unaudited condensed consolidated financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on the previously reported net income.

Self-insurance Reserves

     The Company reviews self-insurance reserves at least quarterly. The amount of reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reviewing reports prepared by the third party plan administrator for any significant unpaid claims. The reserve is accrued at an amount that approximates a two-to-three month period of those costs, which management believes are adequate.

                                     -7-
Stockholder Guarantee Fees

     All of the Company's bank debt is personally guaranteed by the Company's three largest stockholders and has been guaranteed by such persons since the inception of our original Loan Agreement on December 29, 1997. Since January 1, 2001, the Company has compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount until the guarantees are cancelled or the notes are paid off. During the three months ended June 30, 2003 and 2002, the Company recorded interest expense in the amount of approximately $261 thousand and $334 thousand in guarantee fees, respectively.

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











                                     -8-
Promotional Allowances

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

Stock-based Compensation

     The Company maintains three stock option plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company had elected to recognize compensation cost on the fair market value at the grant dates for awards under the stock option plans, consistent with the method prescribed by Statement of Financial Accounting Standards ("SFAS No. 123"), "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards number 148 - "Accounting for Stock-based Compensation - Transition and Disclosure" ("SFAS No. 148"), net income and income per share would have been changed to the pro forma amounts indicated below:

                                       Three Months Ended June 30,     Six Months Ended June 30,
                                      -----------------------------    -------------------------
                                         2003              2002           2003           2002
                                      ----------        -----------    ----------    -----------
Net income, as reported               $2,331,109        $2,252,166     $4,169,036    $3,837,250
Stock-based employee compensation
  expensed determined under the fair
  value based method for all awards,
  net of related income tax effects      (19,099)          (15,830)       (37,988)      (31,660)
                                      -----------       -----------    ----------    -----------
Pro forma net income                  $2,312,010        $2,236,336     $4,131,048    $3,805,590
                                      ===========       ===========    ==========    ===========
Basic earnings per share
  As reported                         $     0.25        $     0.24     $     0.44    $   0.41
  Pro forma                           $     0.25        $     0.24     $     0.44    $   0.40

Diluted earnings per share
  As reported                         $     0.25        $     0.24     $     0.44    $   0.40
  Pro forma                           $     0.25        $     0.24     $     0.44    $   0.40

                                     -9-
Maturity of Revolving Credit Facility

The Company has a reducing revolving credit facility with a group of banks (the "Credit Facility"). At June 30, 2003, the total balance outstanding on the Credit Facility was $50.9 million. As discussed below, the Credit Facility matures and becomes due and payable on June 30, 2004. The Company intends to refinance or seek a replacement credit facility (see "The Credit Facility") prior to the maturity date. This facility is guaranteed by the Company's three principal stockholders who, beginning in 2001, earn a fee equal to 2% per annum of the quarterly average outstanding bank debt amount. The Company incurred guarantee expenses of approximately $261 thousand and $334 thousand in the second quarters of 2003 and 2002, respectively.

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

Certain Risks and Uncertainties

     A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Company's operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that would give Indian tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment. Several Native American casinos have opened in northern California since passage of the constitutional amendment. A large Native American casino facility has recently opened in the Sacramento area, one of our primary feeder markets.

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

NOTE 2.     EARNINGS PER SHARE

     The Company reports "basic" earnings per share and "diluted" earnings per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing reported net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock options. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):



                                     -10-

                                    Three Months Ended June 30,
                                -----------------------------------
                                      2003               2002
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,332    $ 0.25    9,451    $ 0.24
     Effect of dilutive
      stock options............     29        -        71        -
                                ------   -------   ------   -------
     Diluted...................  9,361    $ 0.25    9,522    $ 0.24
                                ======   =======   ======   =======

                                     Six Months Ended June 30,
                                -----------------------------------
                                      2003               2002
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,400    $ 0.44    9,444    $ 0.41
     Effect of dilutive
      stock options............     32        -        69     (0.01)
                                ------   -------   ------   -------
     Diluted...................  9,432    $ 0.44    9,513    $ 0.40
                                ======   =======   ======   =======


     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and their inclusion would be antidilutive:

                                   Three Months Ended June 30,
                                -----------------------------------
                                      2003               2002
                                ----------------   ----------------
Options to purchase shares of
 common stock (in thousands)...        19                  9
Exercise prices................  $11.30 - $14.37        $14.37
Expiration dates...............    6/07 - 07/12          6/07


                                     Six Months Ended June 30,
                                -----------------------------------
                                      2003               2002
                                ----------------   ----------------
Options to purchase shares of
 common stock (in thousands)...        19                  9
Exercise prices................  $11.30 - $14.37        $14.37
Expiration dates...............    6/07 - 07/12          6/07

                                     -11-
NOTE 4.     RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2003, the FASB issued SFAS 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends SFAS 133, "Accounting for Derivative and Instruments and Hedging Activities," and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and or hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement is not expected to have a material impact on our results of operations or financial position.

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material effect on our results of operations or financial position.


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

     Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.







                                     -12-
OPERATING RESULTS SUMMARY

     During the second quarter of 2003, with the exception of operating margin, we exceeded all previously reported second quarter casino revenues, hotel revenues, net revenues, net income and earnings per share results.


                                           Three Months            Percentage
                                          Ended June 30,     Increase / (Decrease)
                                          ---------------    -----------------------
                                           2003     2002     Second Quarter 03 vs 02
                                          ------   ------    -----------------------
(In millions, except earnings per share
 and percentages)

Casino revenues.........................  $ 18.6   $ 17.8             4.5%
Food and beverage revenues..............     8.7      8.4             4.3%
Hotel revenues..........................     5.5      4.9            11.8%

Net revenues............................    29.1     27.6             5.4%
Income from operations..................     4.2      4.8           (11.9)%

Net income..............................     2.3      2.3             3.5%

Earnings per share - diluted............    0.25     0.24             4.2%

Operating margin........................   14.5%    17.3%            (2.8) pts



                                             Six Months            Percentage
                                           Ended June 30,     Increase / (Decrease)
                                          ---------------    -----------------------
                                           2003     2002     January - June 03 vs 02
                                          ------   ------    -----------------------
(In millions, except earnings per share
 and percentages)

Casino revenues.........................  $ 36.4   $ 34.4             5.7%
Food and beverage revenues..............    16.9     16.4             3.5%
Hotel revenues..........................    10.2      9.3             9.8%

Net revenues............................    56.2     53.4             5.3%
Income from operations..................     7.7      8.3            (6.7)%

Net income..............................     4.2      3.8             8.6%

Earnings per share - diluted............    0.44     0.40            10.0%

Operating margin........................   13.7%    15.5%            (1.8) pts

     Some significant items that affected our second quarter results in 2003 are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the "Liquidity and Capital Resources" section.

     - Promotional allowances as a percentage of gross revenues increased from 13.8% in the 2002 second quarter to 14.1% in 2003. This increase in promotional allowances reflects our efforts to attract and retain

                                     -13-
       high-end players and local patrons in an increasingly competitive market. We believe these efforts were effective in reaching this goal.

     - Operating expenses increased from $22.8 million in the second quarter of 2002 to $24.9 million in the second quarter of 2003, an increase of 9.0%. The increase was due primarily to an increase in sales, marketing and special event costs, as well as increased legal expenses.

       Net revenues increased 5.4% from $27.6 million in the second quarter of 2002 to $29.1 million in the second quarter of 2003. These changes led to an 11.9% decrease in operating income in the second quarter of 2003 over the second quarter of 2002.

     - Interest and stockholder guarantee fee expenses decreased 34.4% compared to last year's second quarter from $1.0 million to $683 thousand due to lower prevailing interest rates combined with continuously decreasing outstanding debt.

     - Selling, general and administrative (SG&A) expenses increased 14.0% in the second quarter of 2003 over the second quarter of 2002, primarily due to an increase in sales, marketing and special event costs. Expenses related to the Company's litigation against the City of Reno and other third parties also contributed to the increase in SG&A expenses during the second quarter of 2003. Such expenses were not incurred in the second quarter of 2002.

     - We experienced unusually low hold percentages at our table games during the second quarter of 2003, which negatively impacted our cash flow and operating income.

CAPITAL SPENDING AND DEVELOPMENT

     Capital expenditures at the Atlantis totaled approximately $3.2 million and $4.5 million during the first six months of 2003 and 2002, respectively. This year, to date, our capital expenditures consisted primarily of the construction and opening of our new Sushi Bar and continued acquisitions of and upgrades to gaming equipment. During last year's first six months, capital expenditures consisted primarily of renovations of hotel room suites in the Atlantis' first tower and continued acquisitions of and upgrades to slot machines, computer information system equipment and various other furniture, fixtures and equipment to upgrade existing facilities.

     Future cash needed to finance capital spending is expected to be made available from operating cash flow, the Credit Facility (see "Liquidity and Capital Resources - THE CREDIT FACILITY" below) and, if necessary, additional borrowings.

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, expansion of Indian casinos in California, Reno-area tourism conditions, dependence on existing management, leverage and debt service


                                     -14-
(including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing), outcome of litigation, domestic or global economic conditions, including those affected by the events of September 11, 2001 and the ongoing situation in Iraq, and changes in federal or state tax laws or the administration of such laws.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended June 30, 2003 and 2002

     For the three-month period ended June 30, 2003, the Company earned net income of $2.3 million, or $0.25 per share (diluted), on net revenues of $29.1 million, a slight increase from net income of $2.3 million, or $0.24 per share (diluted), on net revenues of $27.6 million for the three months ended June 30, 2002. Income from operations for the three months ended June 30, 2003 totaled $4.2 million, an 11.9% decrease when compared to the $4.8 million for the same period in 2002. This decrease resulted primarily from increases in promotional allowances and operating expenses. Both net revenues and net income for the second quarter of 2003 represent new second quarter records for the Company. Net revenues increased 5.4%, and net income increased 3.5% when compared to last year's second quarter.

     Casino revenues totaled $18.6 million in the second quarter of 2003, a 4.5% increase from the $17.8 million in the second quarter of 2002, reflecting increases in slot and poker win. Slot revenues were up 9.4% in the second quarter of 2003 compared to the second quarter of 2002 due to an increase in the volume of slot machine play and a higher hold percentage. Table game and poker room revenue in the second quarter of 2003 decreased 10.7% from the second quarter of 2002 due to a lower hold percentage caused by higher than average winnings by our casino patrons. Keno win decreased 18.4% in the second quarter 2003 compared to the second quarter 2002. The decrease was due to a lower hold percentage and a slight decrease of 1.7% in keno write in the second quarter of 2003 compared to the second quarter 2002. Casino operating expenses amounted to 39.5% of casino revenues in the second quarter of 2003, compared to 38.4% in the second quarter of 2002, with the difference due primarily to lower hold percentages caused by higher than average winnings by our casino patrons.

     Food and beverage revenues totaled $8.7 million in the second quarter of 2003, a 4.3% increase from the $8.4 million in the second quarter of 2002, due primarily to increases in the number of covers served during the quarter, partially offset by a decrease in the average price per cover. Food and beverage operating expenses amounted to 51.2% of food and beverage revenues during the second quarter of 2003, relatively unchanged when compared to 51.3% in the second quarter of 2002.

     Hotel revenues were $5.5 million for the second quarter of 2003, an increase of 11.8% from the $4.9 million in hotel revenues in the 2002 second quarter. This increase was the result of an increase in both the average daily room rate (ADR) and hotel occupancy. Both second quarters' 2003 and 2002 revenues also included a $3 per occupied room energy surcharge. During the second quarter of 2003, the Atlantis experienced a 95.4% occupancy rate, an increase from a 94.0% occupancy rate for the same period in 2002. The Atlantis' ADR was $58.34 in the second quarter of 2003 compared to $55.62 in the second quarter of 2002. Hotel operating expenses as a percent of hotel revenues decreased slightly to 31.6% in the 2003 second quarter, compared to 32.0% in the 2002 second quarter, primarily due to the improved ADR.

                                     -15-
     Promotional allowances increased to $4.8 million, or 14.1% of gross revenues, in the second quarter of 2003 compared to $4.4 million, or 13.8% of gross revenues, in the second quarter of 2002. The increase is attributable to expanded efforts to increase revenues. We believe these efforts were successful in helping revenue growth.

     Other revenues increased 9.1% to $989 thousand in the 2003 second quarter compared to $906 thousand in the same period last year. The increase reflects increased retail sales in both the gift and sundries shops as well as a slight increase at the entertainment fun center. Other expenses in the 2003 second quarter decreased slightly to 31.2% of other revenues, from 32.7% in the 2002 second quarter, reflecting increased efficiencies.

     Depreciation and amortization expense was $2.7 million in the second quarter of 2003, up 8.7% compared to $2.5 million in the same period last year.

     Selling, general and administrative expenses amounted to $8.3 million, or 28.5% of net revenues in the second quarter of 2003, an increase from $7.3 million, or 26.5% in the second quarter of 2002 due primarily to an increase in sales, marketing and special event costs, as well as increased legal expenses. See "Commitments and Contingencies" below.

     Interest expense for the 2003 second quarter totaled $683 thousand, a decrease of 34.4%, from $1.0 million in the 2002 second quarter. The decrease reflects the Company's reduction in debt outstanding and lower applicable interest rates. Interest expense for both the quarters ended June 30, 2003 and 2002, included guarantee fees paid to the three principal stockholders of the Company. Starting January 2001, the Company began compensating the three principal stockholders of the Company for their personal guarantees of the Company's outstanding bank debt at the rate of 2% per annum of the quarterly average outstanding bank debt. These guarantee expenses totaled approximately $261 thousand and $334 thousand in the second quarters of 2003 and 2002, respectively.

Comparison of Operating Results for the Six-month Periods Ended June 30,
  2003 and 2002

     For the six months ended June 30, 2003, the Company earned net income of $4.2 million, or $0.44 per share (diluted), on net revenues of $56.2 million, an increase from net income of $3.8 million, or $0.40 per share (diluted), on net revenues of $53.4 million during the six months ended June 30, 2002. Income from operations for the 2003 six-month period totaled $7.7 million, compared to $8.3 million for the same period in 2002.

     Casino revenues for the first six months of 2003 totaled $36.4 million, a 5.7% increase from $34.4 million for the first six months of 2002, reflecting increases in slot, Keno and poker win. Slot revenues were up 9.4% in the first six months of 2003 compared to the first six months of 2002 due to an increase in the volume of slot machine play. Table game revenue for the six months ended June 30, 2003 decreased 7.2% compared to the same period in 2002, as a result of unusually low hold percentages. Poker room revenue increased 6.8% for the six months ended June 30, 2003, compared to the same period last year. Keno revenue increased 7.9% in the six-month period ended June 30, 2003 when compared to the same period last year. The increase was due to a slightly higher hold percentage combined with an approximate 3.6% increase in Keno write. Casino operating expenses amounted to 39.8% of casino revenues for the six months ended June 30, 2003, compared to 38.9% for the same period in 2002, primarily due to lower hold percentages.

                                     -16-
     Food and beverage revenues totaled $16.9 million for the six months ended June 30, 2003, an increase of 3.5% from the $16.4 million for the six months ended June 30, 2002, due to increases in the number of covers served and the average revenue per cover. Food and beverage operating expenses amounted to 50.7% of food and beverage revenues during the 2003 six-month period, compared to 52.2% for the same period in 2002, which was primarily due to overall successful efforts to manage payroll costs as a percentage of revenues and direct departmental expenses as a percentage of revenues. The overall decrease was partially offset by a slight increase in food cost of sales.

     Hotel revenues for the first six months of 2003 increased 9.8% to $10.2 million from $9.3 million for the first six months of 2002, primarily due to an increase in the ADR which was partially offset by a slight decrease in occupancy. Hotel revenues for the entire first six months of 2003 and 2002 also include a $3 per occupied room energy surcharge. The Atlantis experienced an increase in the ADR during the 2003 six-month period to $55.92, compared to $51.02 for the same period in 2002. The occupancy rate decreased slightly to 92.3% for the six-month period in 2003, from 92.5% for the same period in 2002. Hotel operating expenses in the first six months of 2003 were 33.1% of hotel revenues, relatively flat when compared to 33.3% for the same period in 2002.

     Other revenues were $1.9 million for the six months ended June 30, 2003, an increase of 7.6% from $1.7 million in the same period in 2002, reflecting primarily increased sales in both our retail stores and at the entertainment fun center. Other expenses as a percentage of revenue decreased to 32.8% for the six months ended June 30, 2003 as compared to 35.5% for the same period in 2002.

     Selling, general and administrative expenses increased 11.8% to $16.1 million in the first six months of 2003, compared to $14.4 million in the first six months of 2002, primarily as a result of increased marketing and promotional expenditures as well as increased legal expenses (see "Commitments and Contingencies"). As a percentage of net revenue, SG&A expenses increased to 28.7% in the 2003 six-month period from 27.0% in the same period in 2002.

     Interest expense for the first six months of 2003 totaled $1.4 million, a decrease of 34.5%, compared to $2.2 million for the same period one year earlier. The decrease reflects the Company's reduction in debt outstanding and lower applicable interest rates. Interest expense for the six-month periods ended June 30, 2003, and 2002 included guarantee fees paid to the Company's three principal shareholders. These guarantee fee expenses totaled approximately $542 thousand and $685 thousand in the first six months of 2003 and 2002, respectively.

     Also during the second quarter of 2002, the Company incurred approximately $225 thousand in non-recurring expenses associated with a secondary stock offering by certain principal stockholders. These expenses included legal, accounting, printing and road show charges.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our daily hotel and casino activities with net cash provided by operating activities.

     For the six months ended June 30, 2003, net cash provided by operating activities totaled $8.9 million, a decrease of 3.6% compared to the same period last year. Net cash used in investing activities totaled $979 thousand and $3.1 million in the six months ended June 30, 2003 and 2002, respectively. During the first six months of 2003 and 2002, net cash used in




                                     -17-
investing activities was used primarily in the purchase of property and equipment. Net cash used in financing activities totaled $10.6 million for the first six months of 2003, compared to $7.2 million for the same period last year, as the Company used funds primarily to reduce long-term debt and for the repurchase of Monarch common stock pursuant to the stock repurchase program announced during the first quarter of 2003. As a result, at June 30, 2003, the Company had a cash balance of $7.3 million, compared to $7.3 million at June 30, 2002 and $10.0 million at December 31, 2002.

     The Company has a reducing revolving credit facility with a group of banks (the "Credit Facility"). At June 30, 2003, the total balance outstanding on the Credit Facility was $50.9 million. As discussed below, the Credit Facility matures and becomes due and payable on June 30, 2004. The Company intends to refinance or seek a replacement credit facility (see "The Credit Facility") prior to the maturity date. This facility is guaranteed by the Company's three principal stockholders who, beginning in 2001, earn a fee equal to 2% per annum of the quarterly average outstanding bank debt amount. The Company incurred guarantee expenses of approximately $261 thousand and $334 thousand in the second quarters of 2003 and 2002, respectively.

Critical Accounting Policies

     A description of our critical accounting policies and estimates can be found in Item 7 of our Form 10-K for the year ended December 31, 2002. For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2002 Form 10-K filed on March 28, 2003.


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

     If the transfer of non-restricted gaming license described under "Commitments and Contingencies" below is allowed to proceed as proposed and a new casino property is built, the Company's results of operations may be negatively impacted. We expect the legal complaint against the City of Reno and other third parties described in "Commitments and Contingencies" to continue into future quarters and our Selling, General and Administrative expenses to continue to be adversely impacted as a result.





                                     -18-
COMMITMENTS AND CONTINGENCIES

     Contractual cash obligations for the Company as of June 30, 2003 over the next five years are as follows:

                                             Payments Due by Period
                              ------------------------------------------------
Contractual Cash                           Less than       1 to 3       4 to 5
Obligations                    Total         1 year        years        years
                              ------------------------------------------------
Long-term Debt                $53,242,336  $53,242,336  $        -   $      -
Operating Leases                  322,522      161,261      161,261         -
                              -----------  -----------  -----------  ---------
Total Contractual Cash        $53,564,858  $53,403,597  $   161,261  $      -
Obligations

     On March 10, 2003, we announced a plan to repurchase up to 250,000 shares, or 2.6%, of our common stock in open market transactions. The repurchases may be made from time to time depending on market conditions and availability of funds. The repurchases are to be made with our cash (see our Current Report filed on Form 8-K dated March 10, 2003). During the second quarter of 2003, we did not purchase any shares of our common stock pursuant to this stock repurchase program. During the first quarter of 2003 we purchased 180,000 shares under the repurchase program.

     On April 16, 2003, our Golden Road subsidiary filed a complaint against the City of Reno and other interested parties petitioning the Second Judicial District Court of Nevada to review the City of Reno's decision to enter into an agreement for the acquisition and relocation of the Old Reno Casino in downtown Reno, to condemn the real property occupied by the Old Reno Casino, to declare the agreement null and void and to preclude the City of Reno from condemning the real property. We believe that there is no basis under Nevada law for the City's decision to condemn the property at issue, which will allow a private group to transfer a non-restricted gaming license to a new location and, in the process, bypass the legal requirements generally associated with acquiring a non-restricted gaming license. See Part II - Item 1. Legal Proceedings.

     The Company believes that its existing cash balances, cash flow from operations, and availability of equipment financing, if necessary, will provide the Company with sufficient resources to fund its operations, meet its existing routine debt obligations (with the exception of the maturing Credit Facility which comes due on June 30, 2004), and fulfill its capital expenditure requirements; however, the Company's operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. The Company will need to refinance or seek other credit facilities to replace the Credit Facility maturing June 30, 2004. See "The Credit Facility" below. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating planned capital expenditures, selling assets, restructuring debt, or obtaining additional equity capital.




                                     -19-

THE CREDIT FACILITY

     At origination in 1997, we had an $80.0 million reducing revolving term loan credit facility (the "Credit Facility") with a consortium of banks. As of June 30, 2003, maximum borrowing capacity was $51,750,000, of which $50,900,000 was outstanding. We voluntarily paid down more than was required by the loan agreement as, according to the loan agreement, the maximum outstanding balance required at April 1, 2003 was $57.0 million and $54.5 million at July 1, 2003. The Credit Facility is a direct obligation of Golden Road, and is guaranteed by Monarch. The Credit Facility is also guaranteed individually by John Farahi, Co-Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Monarch and Golden Road and General Manager of the Atlantis; Bahram (Bob) Farahi, Co-Chairman of the Board and President of Monarch and Golden Road; and Behrouz Ben Farahi, Co-Chairman of the Board, Chief Financial Officer, Secretary and Treasurer of Monarch and Golden Road.

     We were able to utilize proceeds from the Credit Facility for working capital needs and general corporate purposes relating to the Atlantis and for ongoing capital expenditure requirements at the Atlantis.

     At our option, borrowings under the Credit Facility can accrue interest at a rate designated by the agent bank as its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by us will include a margin added to either the Base Rate or to LIBOR that is tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin can vary between 0.00 percent and 2.00 percent above the Base Rate, and between
1.50 percent and 3.50 percent above LIBOR. At June 30, 2003, the applicable margin was the Base Rate plus 0.0%, and the applicable LIBOR margin was LIBOR plus 1.5%. At June 30, 2003, we had no Base Rate loans outstanding and had one LIBOR loan outstanding totaling $50.9 million, for a total obligation of $50.9 million. The LIBOR rate at June 30, 2003, was 1.06%.

     Beginning July 1, 2000, the maximum principal available under the Credit Facility has reduced quarterly from $80.0 million by an aggregate of $40.0 million in increasing increments ranging from $1.5 million to $6.0 million per quarter. We may prepay borrowings under the Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period) so long as the amount repaid is at least $200 thousand and a multiple of $10 thousand. Amounts prepaid under the Credit Facility may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available. We may also permanently reduce the maximum principal available under the Credit Facility at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.

     The Credit Facility is secured by liens on substantially all of the real and personal property of Golden Road, as well as by the aforementioned parent and personal guarantees. The Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of our assets (including provisions requiring that a minimum amount equal to two percent of our gaming revenues each year must be expended on capital expenditures at the Atlantis), and covenants restricting our ability to merge, transfer ownership of Golden
Road, incur additional indebtedness, encumber assets, and make certain investments. The Credit Facility also contains covenants requiring us to maintain certain financial ratios, and provisions restricting transfers between Golden Road and Monarch and between Golden Road and other specified

                                     -20-
persons. The Credit Facility also contains provisions requiring the achievement of certain financial ratios before we can repurchase our common stock or pay or declare dividends. We are in compliance with all required covenants as of June 30, 2003.

     The maturity date of the Credit Facility is June 30, 2004. Prior to maturity, we expect to seek refinancing of the remaining amount but no assurance can be given that such refinancing will be successful. Given our financial condition and relatively low debt to cash flow and equity, we fully expect the refinancing to be successful. Should the refinancing effort be unsuccessful, the Company would be faced with substantial liquidity problems. The current loan guarantors are not legally required to provide further guarantees in connection with a potential refinancing of the Credit Facility. Substantially all of the real and personal property of Golden Road Motor Inn, Inc., the Company's wholly-owned subsidiary, secures the existing Credit Facility.

     We paid various fees and other loan costs upon the closing of the Credit Facility that are being amortized over the term of the Credit Facility using the straight-line method, which approximates the effective interest rate method.

     SHORT-TERM DEBT. At June 30, 2003, we had approximately $2.3 million in slot purchase contracts outstanding. These contracts have original terms of 12 months or less and do not bear any interest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of June 30, 2003 that are subject to market risks.

     We have substantial variable interest rate debt (the Credit Facility) in the amount of approximately $50.9 million as of June 30, 2003, and $64.0 million as of June 30, 2002, which is subject to market risks.

     A one-point increase in interest rates would have resulted in an increase in interest expense of approximately $132 thousand in the second quarter of 2003 and $162 thousand in the second quarter of 2002.

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


                                     -21-
                         PART II.  OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

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

     On April 26, 1994, and May 10, 1994, complaints in purported class action lawsuits (William Poulos v. Caesars World, Inc. et al., Case No. 94-478-Civ-Orl-22, and William H. Ahern v. Caesars World, Inc. et al., Case
No. 94-532-Civ-Orl-22, respectively) were filed in the United States
District Court for the Middle District of Florida (the "Florida Complaints") and were subsequently transferred to the United States District Court for the District of Nevada, Southern Division (the "Nevada District Court"). On September 26, 1995, a complaint in a purported class action lawsuit (Larry Schrier v. Caesars World, Inc. et al., Case No. 95-923-LDG (RJJ)) was filed in Nevada District Court (along with the Florida Complaints, the
"Complaints"). The Complaints allege that manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company, have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints charge Defendants with violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. The Nevada District Court consolidated the actions (and one other action styled William Poulos v. American Family Cruise Line, NV et al., Case No. CV -S-95-936-LDG (RLH), in which the Company is not a named defendant).
The Plaintiffs moved to certify two classes of plaintiffs, essentially encompassing all persons in the U.S. who have played one or more of the defendants' video poker or electronic slot machines in the prior ten years. That motion was opposed by the defendants and subsequently, the court ruled in favor of the defendants and denied the class certification motion. The plaintiffs have appealed from that ruling. The appeal has been fully briefed and is presently pending before the Ninth Circuit Court of Appeals. Management believes that denial of class certification will be upheld upon appeal, and further that the substantive allegations in the Complaints are without merit. Management intends to defend vigorously against the allegations. In the event the plaintiffs' ability to proceed as a class was revived on appeal, the Company could have potential liability. Under such circumstances, if plaintiffs were successful in establishing all elements of their case, then liability, including exposure for a treble damages, would lie with the Company. A determination would need to be made as to what percentage of the potential judgment would be attributed to the Company. At this time, there are so many variables that meaningful calculation of potential financial


                                     -22-
exposure to the Company cannot be accomplished. However, there could result a material adverse impact on the Company's financial condition and operating results. Management believes that this outcome is highly unlikely. The maximum exposure to the Company in the event the lawsuit survives by way of the appeal is not estimable.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 12, 2003, the Company conducted its annual meeting of stockholders in Reno, Nevada, in which the only actions taken were the re-election of three directors whose terms expired in 2003 and the amendment of the Company's existing three stock compensation plans. The proposed amendment included increasing the life of each of the three plans, increasing the number of common stock available for grant under each plan, modifying the eligibility of the Incentive Plan, extending the life of stock options granted under the Directors' Plan, granting extention powers to the Directors' Plan Committee and redefining conditions for determining the purchase price of stock options for certain recipients (more details are available in the Company's Proxy Statement filed with the Securities and exchange Commission on April 30, 2003). The voting results were as follows:

                                                  Votes Cast
                                    ---------------------------------------
                                                 Against or
    Name of Director Elected           For        Withheld      Abstentions
    ------------------------        ---------   -----------     -----------
    Bob Farahi                      7,512,662      436,414        1,380,754
    Ben Farahi                      7,512,662      436,414        1,380,754
    Ronald R. Zideck                7,831,333      117,743        1,380,754
    Amendment to Existing Stock
      Option Plans                  6,086,713    1,862,363        1,380,754

ITEM 5. - OTHER INFORMATION

     The three principal stockholders of the Company, through their affiliates, control the ownership and management of a shopping center directly adjacent to the Atlantis. The shopping center occupies 18.7 acres and consists of 233,000 square feet of retail space. The Company currently rents approximately 5,100 square feet in the shopping center which it uses as office space.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.          Description
         -----------          -----------

         31.01 Certifications of John Farahi and Ben Farahi, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

         32.01 Certifications of John Farahi and Ben Farahi, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

     (b) Reports on Form 8-K

     On April 11, 2003, we filed a Current Report on Form 8-K reporting that a conference call to discuss first quarter 2003 results was going to be held on April 30, 2003.

                                     -23-
     On April 18, 2003, we filed a Current Report on Form 8-K announcing the filing of a petition by our operating subsidiary, Golden Road Motor Inn, Inc., with the Second District Court of Nevada against the City of Reno and a private group.

     On April 30, 2003, we filed a Current Report on Form 8-K reporting that we had issued a press release announcing results for our first quarter ended March 31, 2002.

     On July 31. 2003, we filed a Current Report on Form 8-K reporting that we had issued a press release announcing record results for our second quarter ended June 30, 2003.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)


Date: August 13, 2003                  By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer, and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)























                                     -24-
                                                                 EXHIBIT 31.01

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Farahi, Chief Executive Officer of Monarch Casino & Resort, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Monarch Casino & Resort, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    (b) [Omitted]
    (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

By: /s/ John Farahi
    ---------------
        John Farahi
        Chief Executive Officer

                                     -25-
I, Ben Farahi, Chief Financial Officer of Monarch Casino & Resort, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Monarch Casino & Resort, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    (b) [Omitted]
    (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

By: /s/ Ben Farahi
    --------------
        Ben Farahi
        Chief Financial Officer, Secretary and Treasurer


                                     -26-
                                                                  EXIBIT 32.01

                        MONARCH CASINO & RESORT, INC.
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 13, 2003

By: /s/ JOHN FARAHI
    ---------------
        John Farahi
        Chief Executive Officer































                                     -27-
                        MONARCH CASINO & RESORT, INC.
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ben Farahi, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: : August 13, 2003

By: /s/ BEN FARAHI
    --------------
        Ben Farahi
        Chief Financial Officer

































                                     -28-