Form 10-Q
period 2003-09-30
MONARCH CASINO & RESORT INC
filed 2003-11-14
CIK 907242

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

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

     As of November 12, 2003, there were 9,340,328 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.

TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Income for the three
         and nine months ended September 30, 2003 and 2002 (unaudited)....   3

        Condensed Consolidated Balance Sheets at September 30, 2003
         (unaudited) and December 31, 2002................................   4

        Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2003 and 2002 (unaudited).............   6

        Notes to Condensed Consolidated Financial Statements
         (unaudited)......................................................   7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.........................................  12

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  21

Item 4. Controls and Procedures...........................................  21


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................  22

Item 6. Exhibits and Reports on Form 8-K..................................  23


                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                           Three Months Ended           Nine Months Ended
                                              September 30,               September 30,
                                      --------------------------    --------------------------
                                          2003          2002            2003          2002
                                      ------------  ------------    ------------  ------------
Revenues
  Casino............................. $ 19,893,383  $ 18,979,642    $ 56,247,540  $ 53,376,299
  Food and beverage..................    9,146,124     8,826,254      26,093,733    25,202,895
  Hotel..............................    6,259,807     6,344,964      16,483,022    15,651,826
  Other..............................    1,169,165       984,037       3,040,978     2,753,073
                                      ------------  ------------    ------------  ------------
     Gross revenues..................   36,468,479    35,134,897     101,865,273    96,984,093
  Less promotional allowances........   (5,021,786)   (4,483,316)    (14,178,582)  (12,907,439)
                                      ------------  ------------    ------------  ------------
     Net revenues....................   31,446,693    30,651,581      87,686,691    84,076,654
                                      ------------  ------------    ------------  ------------
Operating expenses
  Casino.............................    7,550,337     6,982,318      22,035,163    20,358,504
  Food and beverage..................    4,530,680     4,642,013      13,129,591    13,186,634
  Hotel..............................    1,846,802     1,803,069       5,231,101     4,899,231
  Other..............................      357,879       329,748         971,121       947,676
  Selling, general and
   administrative....................    8,363,361     8,060,423      24,478,855    22,462,330
  Depreciation and amortization......    2,611,621     2,618,077       7,928,450     7,721,347
                                      ------------  ------------    ------------  ------------
     Total operating expenses........   25,260,680    24,435,648      73,774,281    69,575,722
                                      ------------  ------------    ------------  ------------
     Income from operations..........    6,186,013     6,215,933      13,912,410    14,500,932
                                      ------------  ------------    ------------  ------------
Other expenses
  Interest expense...................     (372,063)     (647,346)     (1,244,145)   (2,122,107)
  Stockholder guarantee fee expense..     (250,334)     (315,027)       (792,613)   (1,000,405)
  Other expense......................           -             -               -       (225,000)
                                      ------------  ------------    ------------  ------------
     Total other expenses............     (622,397)     (962,373)     (2,036,758)   (3,347,512)
                                      ------------  ------------    ------------  ------------
     Income before income taxes......    5,563,616     5,253,560      11,875,652    11,153,420
Provision for income taxes...........    1,897,802     1,786,100       4,040,802     3,848,710
                                      ------------  ------------    ------------  ------------
     Net income...................... $  3,665,814  $  3,467,460    $  7,834,850  $  7,304,710
                                      ============  ============    ============  ============

Earnings per share of common stock
   Net income
    Basic..........................  $        0.39  $       0.37    $       0.84  $       0.77
    Diluted........................  $        0.39  $       0.36    $       0.83  $       0.77

Weighted average number of common
   shares and potential common
   shares outstanding
    Basic..........................      9,339,567     9,468,880       9,379,446     9,452,279
    Diluted........................      9,373,006     9,529,212       9,411,771     9,494,602


The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.







                                     -3-
                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,    December 31,
                                                         2003            2002
                                                    -------------    -------------
                                                     (UNAUDITED)
                      ASSETS

Current assets
  Cash............................................  $   9,875,676    $   9,961,484
  Receivables, net................................      2,607,884        2,724,726
  Inventories.....................................      1,233,625          993,260
  Prepaid expenses................................      2,538,101        1,961,763
  Prepaid federal income taxes....................        278,278          176,321
  Deferred income taxes...........................        542,457          492,457
                                                    -------------    -------------
     Total current assets.........................     17,076,021       16,310,011
                                                    -------------    -------------
Property and equipment
  Land............................................     10,339,530       10,339,530
  Land improvements...............................      3,226,913        3,191,371
  Buildings.......................................     78,955,538       78,955,538
  Building improvements...........................      6,304,642        6,262,903
  Furniture and equipment.........................     59,839,989       58,086,570
                                                    -------------    -------------
                                                      158,666,612      156,835,912
  Less accumulated depreciation and amortization..    (62,027,745)     (55,985,653)
                                                    -------------    -------------
     Net property and equipment...................     96,638,867      100,850,259
                                                    -------------    -------------

Other assets, net.................................        175,790          319,817
                                                    -------------    -------------
     Total assets.................................  $ 113,890,678    $ 117,480,087
                                                    =============    =============


The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.





















                                     -4-
                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,    December 31,
                                                         2003            2002
                                                    -------------    -------------
                                                     (UNAUDITED)
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt............  $  48,409,923    $   8,279,095
  Accounts payable................................      5,883,950        6,227,124
  Accrued expenses................................      5,643,688        6,146,440
  Federal income taxes payable....................      1,947,800               -
                                                    -------------    -------------
     Total current liabilities....................     61,885,361       20,652,659

Long-term debt, less current maturities...........             -        52,000,000

Deferred income taxes.............................      5,053,587        4,526,744

Commitments and contingencies.....................

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.................             -                -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,340,328 outstanding at 09/30/2003,
   9,474,830 outstanding at 12/31/2002............         95,363           95,363
  Additional paid-in capital......................     17,432,635       17,381,517
  Treasury stock,
   195,947 shares at 09/30/2003, 61,445 shares
   at 12/31/2002, at cost.........................     (1,437,614)        (202,692)
  Retained earnings...............................     30,861,346       23,026,496
                                                    -------------    -------------
     Total stockholders' equity...................     46,951,730       40,300,684
                                                    -------------    -------------
     Total liabilities and stockholders' equity...  $ 113,890,678    $ 117,480,087
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


















                                     -5-
                        MONARCH CASINO & RESORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          Nine Months Ended
                                                            September 30,
                                                    ----------------------------
                                                        2003            2002
                                                    ------------    ------------
Cash flows from operating activities:
  Net income....................................... $  7,834,850    $  7,304,710
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization..................    7,928,450       7,721,346
    Amortization of deferred loan costs............      134,570         134,570
    Provision for bad debts........................     (582,823)       (410,640)
    Gain on disposal of assets.....................     (117,771)        (34,647)
    Deferred income taxes..........................      476,842         233,896
  Changes in assets and liabilities
    Receivables, net...............................      699,665       1,601,447
    Inventories....................................     (240,365)        104,280
    Prepaid expenses...............................     (678,294)       (695,041)
    Other assets...................................        8,014         (19,587)
    Accounts payable, net..........................     (343,175)     (2,204,310)
    Accrued expenses and federal income taxes
      payable......................................    1,566,552         300,029
                                                    ------------    ------------
     Net cash provided by operating activities.....   16,686,515      14,036,053
                                                    ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets.....................      230,844          48,979
  Acquisition of property and equipment............   (1,525,716)     (3,953,636)
  Changes in accounts payable construction.........           -         (133,298)
                                                    ------------    ------------
     Net cash used in investing activities.........   (1,294,872)     (4,037,955)
                                                    ------------    ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options..........      122,092          99,385
  Principal payments on long-term debt.............  (14,172,143)    (12,046,359)
  Purchase of Monarch common stock.................   (1,427,400)             -
                                                    ------------    ------------
     Net cash used in financing activities.........  (15,477,451)    (11,946,974)
                                                    ------------    ------------

     Net decrease in cash..........................      (85,808)     (1,948,876)

Cash at beginning of period........................    9,961,484       8,385,743
                                                    ------------    ------------
Cash at end of period.............................. $  9,875,676    $  6,436,867
                                                    ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest........................... $  1,714,447    $  2,859,294
  Cash paid for income taxes....................... $  1,596,612    $  2,805,760

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase
  of property and equipment in the
  following amounts................................ $  2,302,971      $ 1,322,025

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

Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2003 and September 30, 2002 are unaudited. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2002. The results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any other period.

Use of Estimates

     In preparing these financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the respective periods. Actual results could differ from those estimates.

Reclassifications

     Certain amounts in the 2002 third quarter unaudited condensed consolidated financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on the previously reported net income.

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

                                     -7-
Stockholder Guarantee Fees

     All of the Company's bank debt is personally guaranteed by the Company's three largest stockholders since the inception of our original Loan Agreement dated December 29, 1997. Since January 1, 2001, the Company has compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount until the guarantees are cancelled or the notes are paid off. During the three months ended September 30, 2003 and 2002, the Company recorded interest expense in the amount of approximately $250 thousand and $315 thousand in guarantee fees, respectively.

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







                                     -8-
Income Taxes

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

Stock-based Compensation

     The Company maintains three stock option plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company had elected to recognize compensation cost on the market value at the grant dates for awards under the stock option plans, consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 - "Accounting for Stock-based Compensation - Transition and Disclosure" ("SFAS No. 148"), net income and income per share would have been changed to the pro forma amounts indicated below:

                                           Three Months Ended             Nine Months Ended
                                              September 30,                  September 30,
                                      -----------------------------    -------------------------
                                         2003              2002           2003           2002
                                      ----------        -----------    ----------    -----------
Net income, as reported               $3,665,814        $3,467,460     $7,834,850    $7,304,710
Stock-based employee compensation
  expensed determined under the fair
  value based method for all awards,
  net of related income tax effects      (14,973)          (33,840)       (26,908)     (101,519)
                                      -----------       -----------    ----------    -----------
Pro forma net income                  $3,650,841        $3,433,620     $7,807,942    $7,203,191
                                      ===========       ===========    ==========    ===========
Basic earnings per share
  As reported                         $     0.39        $     0.37     $     0.84    $   0.77
  Pro forma                           $     0.39        $     0.36     $     0.83    $   0.76

Diluted earnings per share
  As reported                         $     0.39        $     0.36     $     0.83    $   0.77
  Pro forma                           $     0.39        $     0.36     $     0.83    $   0.76







                                     -9-
Maturity of Revolving Credit Facility

     The Company has a reducing revolving credit facility with a group of banks (the "Credit Facility"). At September 30, 2003, the total balance outstanding on the Credit Facility was $48.0 million. As discussed below, the Credit Facility matures and becomes due and payable on June 30, 2004. The Company intends to refinance or seek a replacement credit facility (see "The Credit Facility") prior to the maturity date. This facility is guaranteed by the Company's three principal stockholders who, beginning in 2001, earn a fee equal to 2% per annum of the quarterly average outstanding bank debt amount. The Company incurred guarantee expenses of approximately $250 thousand and $315 thousand in the third quarters of 2003 and 2002, respectively.

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

Certain Risks and Uncertainties

     A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Company's operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that would give Indian tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment. Several Native American casinos have opened in northern California since passage of the constitutional amendment. A large Native American casino facility has recently opened in the Sacramento area, one of the Company's primary feeder markets.

     The Company also relies on non-conventioneer visitors partially comprised of individuals flying into the Reno area. The tragic events of September 11, 2001 combined with the ongoing situation in Iraq and the threat of further terrorist attacks could have an adverse effect on the Company's revenues from this segment as consumers may change travel plans based on concerns from time to time arising out of threatened or actual terrorist and other events.














                                     -10-
NOTE 2.     EARNINGS PER SHARE

     The Company reports "basic" earnings per share and "diluted" earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing reported net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock options. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                  Three Months Ended September 30,
                                -----------------------------------
                                      2003               2002
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,340    $ 0.39    9,469    $ 0.37
     Effect of dilutive
      stock options............     33        -        60     (0.01)
                                ------   -------   ------   -------
     Diluted...................  9,373    $ 0.39    9,529    $ 0.36
                                ======   =======   ======   =======

                                   Nine Months Ended September 30,
                                -----------------------------------
                                      2003               2002
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,379    $ 0.84    9,452    $ 0.77
     Effect of dilutive
      stock options............     33     (0.01)      43        -
                                ------   -------   ------   -------
     Diluted...................  9,412    $ 0.83    9,495    $ 0.77
                                ======   =======   ======   =======


     Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than market price and their effects would be anti-dilutive in the computation of diluted earnings per share.


NOTE 4.     RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the FASB issued interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of FIN 46 is to improve the financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In

                                     -11-
October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferal will require that public companies adopt the provisions of FIN 46 at the end periods ending after December 15, 2003. The Company has determined that all entities acquired after February 1, 2003 are not variable interest entities and that FIN 46 will not have a significant impact on its results of operations or financial position.


NOTE 5.     RELATED PARTY TRANSACTIONS

     The three principal stockholders of the Company, through their affiliates, control the ownership and management of a shopping center directly adjacent to the Atlantis. The shopping center occupies 18.7 acres and consists of 233,000 square feet of retail space. The Company currently rents approximately 5,100 square feet in the shopping center which it uses as office space. For the three months ended September 30, 2003 and 2002, the Company paid approximately $11,600 and $12,200 in rent and other charges for this space, respectively.
For the nine months ended September 30, 2003 and 2002, the Company paid approximately $48,000 and $36,700 in rent and other charges for this space, respectively.

     On September 23, 2003, the Company entered into an option agreement with an affiliate of the Company's controlling stockholders to purchase property in South Reno for development of a new hotel casino. Commencement of any development of the property will require completion of property due diligence and receipt of numerous approvals, including master plan changes and zone changes, neither of which can be assured. The Company, through the current property owner, have filed application with the City of Reno for master plan change and zone change for 13 acres of the property.


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

     Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.





                                     -12-
OPERATING RESULTS SUMMARY

     During the third quarter and nine months of 2003, we exceeded all previously reported third quarter casino revenues, net revenues, net income and earnings per share results.


                                             Three Months             Percentage
                                          Ended September 30,     Increase / (Decrease)
                                          -------------------    -----------------------
                                           2003         2002     Third Quarter 03 vs 02
                                          ------       ------    -----------------------
(In millions, except earnings per share
 and percentages)

Casino revenues.........................  $ 19.9       $ 19.0             4.8%
Food and beverage revenues..............     9.1          8.8             3.6%
Hotel revenues..........................     6.3          6.3            (1.3)%

Net revenues............................    31.4         30.7             2.6%
Income from operations..................     6.2          6.2            (0.5)%

Net income..............................     3.7          3.5             5.7%

Earnings per share - diluted............    0.39         0.36             8.3%

Operating margin........................   19.7%        20.3%            (0.6) pts



                                              Nine Months                 Percentage
                                           Ended September 30,       Increase / (Decrease)
                                          -------------------    ----------------------------
                                           2003         2002     January - September 03 vs 02
                                          ------       ------    ----------------------------
(In millions, except earnings per share
 and percentages)

Casino revenues.........................  $ 56.2   $ 53.4                  5.4%
Food and beverage revenues..............    26.1     25.2                  3.5%
Hotel revenues..........................    16.5     15.7                  5.3%

Net revenues............................    87.7     84.1                  4.3%
Income from operations..................    13.9     14.5                 (4.1)%

Net income..............................     7.8      7.3                  7.3%

Earnings per share - diluted............    0.83     0.77                  7.8%

Operating margin........................   15.9%    17.2%                 (1.3) pts

     Some significant items that affected our third quarter results in 2003 are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the "Liquidity and Capital Resources" section.





                                     -13-
     - Promotional allowances as a percentage of gross revenues increased from 12.8% in the 2002 third quarter to 13.8% in 2003. This increase in promotional allowances reflects our efforts to attract and retain high-end players and local patrons in an increasingly competitive market. We believe these efforts were effective in reaching this goal.

     - Casino expenses increased 8.1% from $6,982,318 in the 2002 third quarter to $7,550,337 in the 2003 third quarter. The increase was mainly attributable to increased costs of complimentaries, the increased gaming revenue tax rate that took effect on August 1, 2003, and increased slot machine upgrade and repair costs.

     - Interest and stockholder guarantee fee expenses decreased 35.3% compared to last year's third quarter from $962 thousand to $622 thousand due to lower prevailing interest rates combined with continuously decreasing outstanding debt.

CAPITAL SPENDING AND DEVELOPMENT

     Capital expenditures at the Atlantis totaled approximately $3.8 million and $5.4 million during the first nine months of 2003 and 2002, respectively. This year, to date, our capital expenditures consisted primarily of the construction and opening of our new Sushi Bar and continued acquisitions of and upgrades to gaming equipment. During last year's first nine months, capital expenditures consisted primarily of renovations of hotel room suites in the Atlantis' first tower and continued acquisitions of and upgrades to slot machines, computer information system equipment and various other furniture, fixtures and equipment to upgrade existing facilities.

     Future cash needed to finance capital spending is expected to be made available from operating cash flow, a new credit facility to replace the existing Credit Facility (see "Liquidity and Capital Resources - THE CREDIT FACILITY" below) and, if necessary, additional borrowings.

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, expansion of Indian casinos in California, Reno-area tourism conditions, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing), outcome of litigation, domestic or global economic conditions, including those affected by the events of September 11, 2001 and the ongoing war and post-war situation in Iraq and other areas of the World, and changes in federal or state tax laws or the administration of such laws.





                                     -14-
RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month
  Periods Ended September 30, 2003 and 2002

     For the three-month period ended September 30, 2003, the Company earned net income of $3.7 million, or $0.39 per share (diluted), on net revenues of $31.4 million, an increase from net income of $3.5 million, or $0.36 per share (diluted), on net revenues of $30.7 million for the three months ended September 30, 2002. Income from operations for the three months ended September 30, 2003 totaled $6.2 million, relatively unchanged when compared to the $6.2 million for the same period in 2002. Both net revenues and net income for the third quarter of 2003 represent new third quarter records for the Company. Net revenues increased 2.6%, and net income increased 5.7% when compared to last year's third quarter.

     Casino revenues totaled $19.9 million in the third quarter of 2003, a 4.8% increase from the $19.0 million in the third quarter of 2002, reflecting increases in slot, Keno and poker win. Slot revenues were up 10.7% in the third quarter of 2003 compared to the third quarter of 2002 due to an increase in the volume of slot machine play and a slightly higher hold percentage. Table game and poker room revenue in the third quarter of 2003 decreased 13.3% from the third quarter of 2002 due to a lower hold percentage caused by higher than average winnings by our casino patrons. Keno win increased 18.8% in the third quarter of 2003 compared to the third quarter 2002. The increase was due to a higher hold percentage partially offset by a slight decrease of 0.1% in Keno write in the third quarter of 2003 compared to the third quarter 2002. Casino operating expenses amounted to 38.0% of casino revenues in the third quarter of 2003, compared to 36.8% in the third quarter of 2002, with the difference due primarily to the lower table game hold percentage, increased costs of complimentaries and increased gaming revenue tax expense resulting from the gaming revenue tax rate increase effective August 1, 2003.

     Food and beverage revenues totaled $9.1 million in the third quarter of 2003, a 3.6% increase from the $8.8 million in the third quarter of 2002, due primarily to increases in the number of covers served during the quarter and, to a lesser extent, a slight increase in the average price per cover. Food and beverage operating expenses amounted to 49.5% of food and beverage revenues during the third quarter of 2003 compared to 52.6% in the third quarter of 2002. The decrease was due to decreases in cost of sales and direct operating expenses partially offset by a slight increase in payroll and benefit costs.

     Hotel revenues were $6.3 million for the third quarter of 2003, relatively unchanged from the $6.3 million in hotel revenues in the 2002 third quarter. Both third quarters' 2003 and 2002 revenues also included a $3 per occupied room energy surcharge. During the third quarter of 2003, the Atlantis experienced a 98.2% occupancy rate, an increase from a 97.4% occupancy rate for the same period in 2002. The Atlantis' ADR was $64.48 in the third quarter of 2003 compared to $66.52 in the third quarter of 2002. Hotel operating expenses as a percent of hotel revenues increased slightly to 29.5% in the 2003 third quarter, compared to 28.4% in the 2002 third quarter, primarily due to an increase in accounts receivable collection reserve.

     Promotional allowances increased to $5.0 million, or 13.8% of gross revenues, in the third quarter of 2003 compared to $4.5 million, or 12.8% of gross revenues, in the third quarter of 2002. The increase is attributable to


                                     -15-
expanded efforts to increase revenues. We believe these efforts were successful in helping revenue growth.

     Other revenues increased 18.8% to $1.2 million in the 2003 third quarter compared to $984 thousand in the same period last year. The increase reflects increased retail sales in both the gift and sundries shops as well as an increase at the entertainment fun center. Other expenses in the 2003 third quarter decreased to 30.6% of other revenues, from 33.5% in the 2002 third quarter, reflecting increased efficiencies.

     Depreciation and amortization expense was $2.6 million in the third quarter of 2003, relatively unchanged when compared to $2.6 million in the same period last year.

     Selling, general and administrative expenses amounted to $8.4 million, or 26.6% of net revenues in the third quarter of 2003, an increase from $8.1 million, or 26.3% in the third quarter of 2002 due primarily to an increase in sales, marketing and special event costs.

     Interest expense for the 2003 third quarter totaled $622 thousand, a decrease of 35.3%, from $962 thousand in the 2002 third quarter. The decrease reflects the Company's reduction in debt outstanding and lower applicable interest rates. Interest expense for both the quarters ended September 30, 2003 and 2002, included guarantee fees paid to the three principal stockholders of the Company. Starting January 2001, the Company began compensating the three principal stockholders of the Company for their personal guarantees of the Company's outstanding bank debt at the rate of 2% per annum of the quarterly average outstanding bank debt. These guarantee expenses totaled approximately $250 thousand and $315 thousand in the third quarters of 2003 and 2002, respectively.


Comparison of Operating Results for the Nine-month Periods
  Ended Setember 30, 2003 and 2002

     For the nine months ended September 30, 2003, the Company earned net income of $7.8 million, or $0.83 per share (diluted), on net revenues of $87.7 million, an increase from net income of $7.3 million, or $0.77 per share (diluted), on net revenues of $84.1 million during the nine months ended September 30, 2002. Income from operations for the 2003 nine-month period totaled $13.9 million, compared to $14.5 million for the same period in 2002.

     Casino revenues for the first nine months of 2003 totaled $56.2 million, a 5.4% increase from $53.4 million for the first nine months of 2002, reflecting increases in slot, Keno and poker win. Slot revenues were up 9.8% in the first nine months of 2003 compared to the first nine months of 2002 due to an increase in the volume of slot machine play. Table game revenue for the nine months ended September 30, 2003 decreased 10.1% compared to the same period in 2002, as a result of lower hold percentages over the same period of 2002. Poker room revenue increased 15.1% for the nine months ended September 30, 2003, compared to the same period last year. Keno revenue increased 11.8% in the nine-month period ended September 30, 2003 when compared to the same period last year. The increase was due to a higher hold percentage combined with an approximate 2.3% increase in Keno write. Casino operating expenses amounted to 39.2% of casino revenues for the nine months ended September 30, 2003, compared to 38.1% for the same period in 2002, primarily due to lower hold percentages, higher costs of complimentaries and increased gaming revenue taxes that took effect August 1, 2003.

                                     -16-
     Food and beverage revenues totaled $26.1 million for the nine months ended September 30, 2003, an increase of 3.5% from the $25.2 million for the nine months ended September 30, 2002, due to increases in the number of covers served and the average revenue per cover. Food and beverage operating expenses amounted to 50.3% of food and beverage revenues during the 2003 nine-month period, compared to 52.3% for the same period in 2002, which was primarily due to overall successful efforts to manage direct operating costs as a percentage of revenues partially offset by a slight increase in both food cost of sales and payroll and benefit costs as a percentage of revenues.

     Hotel revenues for the first nine months of 2003 increased 5.3% to $16.5 million from $15.7 million for the first nine months of 2002, primarily due to an increase in both the ADR and hotel occupancy. Hotel revenues for the entire first nine months of 2003 and 2002 also include a $3 per occupied room energy surcharge. The Atlantis experienced an increase in the ADR during the 2003 nine-month period to $58.93, compared to $56.42 for the same period in 2002. The occupancy rate increased slightly to 94.3% for the nine-month period in 2003, from 94.1% for the same period in 2002. Hotel operating expenses in the first nine months of 2003 were 31.7% of hotel revenues, relatively flat when compared to 31.3% for the same period in 2002.

     Other revenues were $3.0 million for the nine months ended September 30, 2003, an increase of 10.5% from $2.8 million in the same period in 2002, reflecting primarily increased sales in both our retail stores and, to a lesser extent, the entertainment fun center. Other expenses as a percentage of revenue decreased to 31.9% for the nine months ended September 30, 2003 as compared to 34.4% for the same period in 2002.

     Selling, general and administrative expenses increased 9.0% to $24.5 million in the first nine months of 2003, compared to $22.5 million in the first nine months of 2002, due primarily to increased marketing and promotional expenditures. As a percentage of net revenue, SG&A expenses increased to 27.9% in the 2003 nine-month period from 26.7% in the same period in 2002.

     Interest expense for the first nine months of 2003 totaled $2.0 million, a decrease of 34.8%, compared to $3.1 million for the same period one year earlier. The decrease reflects the Company's reduction in debt outstanding and lower applicable interest rates. Interest expense for the nine-month periods ended September 30, 2003, and 2002 included guarantee fees paid to the Company's three principal shareholders. These guarantee fee expenses totaled approximately $793 thousand and $1.0 million in the first nine months of 2003 and 2002, respectively.

     Also during the first nine months of 2002, the Company incurred approximately $225 thousand in non-recurring expenses associated with a secondary stock offering by certain principal stockholders. These expenses included legal, accounting, printing and road show charges.


LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our daily hotel and casino activities with net cash provided by operating activities.

     For the nine months ended September 30, 2003, net cash provided by operating activities totaled $16.7 million, an increase of 18.9% compared to the same period last year. Net cash used in investing activities totaled $1.3 milllion and $4.0 million in the nine months ended September 30, 2003 and 2002, respectively. During the first nine months of 2003 and 2002, net cash used in investing activities was used primarily in the purchase of property and equipment. Net cash used in financing activities totaled $15.5 million

                                     -17-
for the first nine months of 2003, compared to $11.9 million for the same period last year, as the Company used funds primarily to reduce long-term debt and for the repurchase of Monarch common stock pursuant to the stock repurchase program announced during the first quarter of 2003. As a result, at September 30, 2003, the Company had a cash balance of $9.9 million, compared to $6.4 million at September 30, 2002 and $10.0 million at December 31, 2002.

     The Company has a reducing revolving credit facility with a group of banks (the "Credit Facility"). At September 30, 2003, the total balance outstanding on the Credit Facility was $48.0 million. As discussed below, the Credit Facility matures and becomes due and payable on June 30, 2004. The Company intends to refinance or seek a replacement credit facility (see "The Credit Facility") prior to the maturity date. The Company has begun to negotiate with banks to refinance the Credit Facility. This facility is guaranteed by the Company's three principal stockholders who, beginning in 2001, earn a fee equal to 2% per annum of the quarterly average outstanding bank debt amount. The Company incurred guarantee expenses of approximately $250 thousand and $315 thousand in the third quarters of 2003 and 2002, respectively.


OFF BALANCE SHEET ARRANGEMENTS

     On September 23, 2003, we entered into an option agreement with an affiliate of our controlling stockholders to purchase property in South Reno for development of a new hotel casino. Commencement of any development of the property will require completion of property due diligence and receipt of numerous approvals, including master plan changes and zone changes, neither of which can be assured. We, through the current property owner, have filed application with the City of Reno for master plan change and zone change for 13 acres of the property.

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

     The Company also believes that unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key non-Reno marketing areas, such as San Francisco or Sacramento, could have a material adverse effect on its business.
                                     -18-
     If the transfer of non-restricted gaming license described under "Commitments and Contingencies" below is allowed to proceed as proposed and a new casino property is built, the Company's results of operations may be negatively impacted. We expect the legal proceeding against the City of Reno and other third parties described in "Commitments and Contingencies" to continue into future quarters, and our Selling, General and Administrative expenses will continue to be adversely impacted as a result.


COMMITMENTS AND CONTINGENCIES

     Contractual cash obligations for the Company as of September 30, 2003 over the next five years are as follows:

                                             Payments Due by Period
                              ------------------------------------------------
Contractual Cash                           Less than       1 to 3       4 to 5
Obligations                    Total         1 year        years        years
                              ------------------------------------------------
Long-term Debt                $48,409,923  $48,409,923  $        -   $      -
Operating Leases                  282,207      161,261      120,946         -
                              -----------  -----------  -----------  ---------
Total Contractual Cash        $48,692,130  $48,571,184  $   120,946  $      -
Obligations

     On March 10, 2003, we announced a plan to repurchase up to 250,000 shares, or 2.6%, of our common stock in open market transactions. The repurchases may be made from time to time depending on market conditions and availability of funds. The repurchases are to be made with our cash (see our Current Report filed on Form 8-K dated March 10, 2003). During the third quarter of 2003, we did not purchase any shares of our common stock pursuant to this stock repurchase program. During the first quarter of 2003 we purchased 180,000 shares under the repurchase program.

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

     The Company believes that its existing cash balances, cash flow from operations, and availability of equipment financing, if necessary, will provide the Company with sufficient resources to fund its operations, meet its existing routine debt obligations (with the exception of the maturing Credit Facility which comes due on June 30, 2004), and fulfill its capital expenditure requirements; however, the Company's operations are subject to financial, economic, competitive, regulatory, and other factors, many of which


                                     -19-
are beyond its control. The Company will need to refinance or seek other credit facilities to replace the Credit Facility maturing June 30, 2004. See "The Credit Facility" below. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating planned capital expenditures, selling assets, restructuring debt, or obtaining additional equity capital.

THE CREDIT FACILITY

     At origination in 1997, we had an $80.0 million reducing revolving term loan credit facility (the "Credit Facility") with a consortium of banks. As of September 30, 2003, maximum borrowing capacity was $49,000,000, of which $48,000,000 was outstanding. We voluntarily paid down more than was required by the loan agreement as, according to the loan agreement, the maximum outstanding balance required at July 1, 2003 was $54.5 million and $52.0 million at October 1, 2003. The Credit Facility is a direct obligation of Golden Road, and is guaranteed by Monarch. The Credit Facility is also guaranteed individually by John Farahi, Co-Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Monarch and Golden Road and General Manager of the Atlantis; Bahram (Bob) Farahi, Co-Chairman of the Board and President of Monarch and Golden Road; and Behrouz Ben Farahi, Co-Chairman of the Board, Chief Financial Officer, Secretary and Treasurer of Monarch and Golden Road.

     We were able to utilize proceeds from the Credit Facility for working capital needs and general corporate purposes relating to the Atlantis and for ongoing capital expenditure requirements at the Atlantis.

     At our option, borrowings under the Credit Facility can accrue interest at a rate designated by the agent bank as its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by us will include a margin added to either the Base Rate or to LIBOR that is tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin can vary between 0.00 percent and 2.00 percent above the Base Rate, and between
1.50 percent and 3.50 percent above LIBOR. At September 30, 2003, the applicable margin was the Base Rate plus 0.0%, and the applicable LIBOR margin was LIBOR plus 1.5%. At September 30, 2003, we had no Base Rate loans outstanding and had one LIBOR loan outstanding totaling $48.0 million, for a total obligation of $48.0 million. The LIBOR rate at September 30, 2003, was 1.12%.

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

     The Credit Facility is secured by liens on substantially all of the real and personal property of Golden Road, as well as by the aforementioned parent

                                     -20-
and personal guarantees. The Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of our assets (including provisions requiring that a minimum amount equal to two percent of our gaming revenues each year must be expended on capital expenditures at the Atlantis), and covenants restricting our ability to merge, transfer ownership of Golden
Road, incur additional indebtedness, encumber assets, and make certain investments. The Credit Facility also contains covenants requiring us to maintain certain financial ratios, and provisions restricting transfers between Golden Road and Monarch and between Golden Road and other specified persons. The Credit Facility also contains provisions requiring the achievement of certain financial ratios before we can repurchase our common stock or pay or declare dividends. We are in compliance with all required covenants as of September 30, 2003.

     The maturity date of the Credit Facility is June 30, 2004. Prior to maturity, we expect to seek refinancing of the remaining amount but no assurance can be given that such refinancing will be successful. Given our financial condition and relatively low debt to cash flow and equity, we fully expect the refinancing to be successful. Should the refinancing effort be unsuccessful, the Company would be faced with substantial liquidity problems. The Company has begun to negotiate with banks to refinance the Credit Facility. The current loan guarantors are not legally required to provide further guarantees in connection with a potential refinancing of the Credit Facility. Substantially all of the real and personal property of Golden Road Motor Inn, Inc., the Company's wholly-owned subsidiary, secures the existing Credit Facility.

     We paid various fees and other loan costs upon the closing of the Credit Facility that are being amortized over the term of the Credit Facility using the straight-line method, which approximates the effective interest rate method.

     SHORT-TERM DEBT. At September 30, 2003, we had approximately $410 thousand in slot purchase contracts outstanding. These contracts have original terms of 12 months or less and do not bear any interest.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of September 30, 2003 that are subject to market risks.

     We have substantial variable interest rate debt (the Credit Facility) in the amount of approximately $48.0 million as of September 30, 2003, and $60.8 million as of September 30, 2002, which is subject to market risks.

     A one-point increase in interest rates would have resulted in an increase in interest expense of approximately $127 thousand in the third quarter of 2003 and $160 thousand in the third quarter of 2002.


ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such

                                     -21-
term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.


                         PART II.  OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

     Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.          Description
         -----------          -----------

         31.01 Certifications of John Farahi and Ben Farahi, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

         32.01 Certifications of John Farahi and Ben Farahi, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

     (b) Reports on Form 8-K

     On October 31, 2003, we filed a Current Report on Form 8-K reporting that we had issued a press release announcing results for the quarter ended September 30, 2003.

     On October 8, 2003, we filed a Current Report on Form 8-K reporting a change in our certifying accountant. Our Audit Committee elected not to engage Deloitte & Touche LLP as our independent public accountants for the current year's audit, and engaged Ernst & Young LLP as our new independent accountants as of October 1, 2003.

     On September 25, 2003, we filed a Current Report on Form 8-K reporting that we entered into an option agreement with an affiliate of our controlling stockholders to purchase property in South Reno for development of a new hotel casino.

     On July 31, 2003, we filed a Current Report on Form 8-K reporting that we had issued a press release announcing record results for our second quarter ended June 30, 2003.


                                     -22-
                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)


Date: November 13, 2003                  By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer, and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)





































                                     -23-
                                                                 EXHIBIT 31.01

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

Date: November 13, 2003

By: /s/ John Farahi
    ---------------
        John Farahi
        Chief Executive Officer

                                     -24-
I, Ben Farahi, Chief Financial Officer of Monarch Casino & Resort, Inc., certify that:

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

Date: November 13, 2003

By: /s/ Ben Farahi
    --------------
        Ben Farahi
        Chief Financial Officer, Secretary and Treasurer


                                     -25-
                                                                  EXIBIT 32.01

                        MONARCH CASINO & RESORT, INC.
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 13, 2003

By: /s/ JOHN FARAHI
    ---------------
        John Farahi
        Chief Executive Officer































                                     -26-
                        MONARCH CASINO & RESORT, INC.
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ben Farahi, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: : November 13, 2003

By: /s/ BEN FARAHI
    --------------
        Ben Farahi
        Chief Financial Officer

































                                     -27-