Form 10-K
period 2003-12-31
MONARCH CASINO & RESORT INC
filed 2004-03-12
CIK 907242

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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


     The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2003, based on the closing price as reported on The Nasdaq Stock Market(SM) of $9.25 per share, was approximately $39,271,745.


     As of March 8, 2004, Registrant had 9,343,661 shares of Common Stock outstanding.


     DOCUMENTS INCORPORATED BY REFERENCE. None.

     Portions of the Proxy Statement for Registrant's 2004 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

     STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K WHICH EXPRESS THE "BELIEF", "ANTICIPATION", "INTENTION", "EXPECTATION", OR "SCHEDULES" AS WELL AS OTHER STATEMENTS WHICH ARE NOT HISTORICAL FACT, AND STATEMENTS AS TO BUSINESS OPPORTUNITIES, MARKET CONDITIONS, COST ESTIMATIONS AND OPERATING PERFORMANCE INSOFAR AS THEY MAY APPLY PROSPECTIVELY, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED.






























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


THE ATLANTIS CASINO RESORT

     Through our Golden Road subsidiary, we own and operate the tropically-themed Atlantis Casino Resort, which is located approximately three miles south of downtown in the generally more affluent and rapidly growing south area of Reno, Nevada. The Atlantis features approximately 51,000 square feet of casino space interspersed with waterfalls, giant artificial palm trees, thatched-roof huts, and other tropical decor; a hotel and a motor lodge with 980 guest rooms; nine food outlets; an enclosed pool with waterfall; an outdoor pool; a health spa; two retail outlets offering clothing and traditional gift shop merchandise; a full service salon for men and women; an 8,000 square-foot family entertainment center; and approximately 25,000 square feet of banquet, convention and meeting room space.

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


ATLANTIS CASINO

     The Atlantis casino offers approximately 1,450 slot and video poker machines; 37 table games, including blackjack, craps, roulette and others; a sports book (which is operated by an unaffiliated party pursuant to a lease arrangement with us); Keno; and a poker room.



                                 -3-
     The following table summarizes the components of our casino revenues for the periods shown:

                                         Years ended December 31,
                                        --------------------------
                                         2003      2002      2001
                                        ------    ------    ------
Slot & video poker.....................  78.2%     74.8%     77.3%
Table games............................  18.8%     22.5%     19.8%
Keno, poker room and sports book rent..   3.0%      2.7%      2.9%

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


HOTEL AND MOTOR LODGE

     The Atlantis includes three contiguous high-rise hotel towers with 831 rooms and suites, and a low-rise motor lodge with another 149 rooms, for a total of 980 guest rooms. The first of the three hotel towers, which was completed in April 1991, contains 160 rooms and suites in 13 stories, and underwent a $2.8 million complete interior renovation completed early in the third quarter of 2002. The second hotel tower was completed in September 1994 and contains 283 rooms and suites in 19 stories and is undergoing an estimated $3.9 million complete interior renovation that was commenced in November 2003 with an expected April 2004 completion date. The third tower was completed in June 1999 and contains 388 rooms and suites in 28 stories. The rooms on the top seven floors in the newest tower are nearly 20% larger than the standard guest rooms and offer private elevator access, upscale accommodations, and a private concierge service.

     The Atlantis hotel rooms feature upbeat, colorful interior decorations and furnishings consistent with the Atlantis' tropical theme, as well as nine-foot ceilings (most standard hotel rooms have eight-foot ceilings), which create an open and spacious feel. The newest hotel tower features a four-story waterfall with an adjacent swimming pool in a climate controlled, five-story glass enclosure, which shares an outdoor third floor pool deck with an outdoor swimming pool and whirlpool. A full service salon (the "Salon at Atlantis") overlooks the swimming pool area and offers hair, nails, skincare and body treatment services for men and women. A health spa is located adjacent to the swimming areas. The hotel also features glass elevators rising the full 19 and 28 stories, respectively, of the two taller hotel towers, providing panoramic views of the Reno area and the Sierra Nevadas, a mountain range separating Nevada from California.

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


                                 -4-
     The average occupancy rate and average daily room rate at the Atlantis for the following periods were:

                                         Years ended December 31,
                                        --------------------------
                                         2003      2002      2001
                                        ------    ------    ------
Occupancy rate.........................  92.3%     92.9%     91.1%
Average daily room rate................ $57.82    $55.29    $53.48

     We continually monitor and adjust hotel room rates based upon demand and other competitive factors. Our Average Daily Room Rate ("ADR") has also been impacted by rooms sold at discounted rates to select wholesale operators for tour and travel packages.


RESTAURANTS AND DINING

     The Atlantis has seven restaurants, one snack bar, and one gourmet coffee bar, as described below.

     - The 640-seat Toucan Charlie's Buffet & Grill, which offers a wide variety of standard hot food selections, salads and seafood; specialty substations featuring made-to-order items, such as Mongolian barbecue, fresh Southwest and Asian specialties, and meats roasted in wood-fired rotisserie ovens; and two salad stations
           - The 135-seat, aquatic-themed Atlantis Seafood Steakhouse gourmet restaurant
     - The 218-seat, upscale MonteVigna Italian Ristorante, featuring a centrally located wine cellar and seasonal outdoor terrace
     - The Oyster Bar restaurant in the Sky Terrace offering fresh seafood, soups and bisques made to order
     - The new Sushi Bar, also in the Sky Terrace, offering a variety of fresh raw and cooked sushi specialties, including all-you-can-eat lunch and dinner menus. Combined, the Oyster Bar and Sushi Bar can accommodate up to 120 guests
     - The 178-seat 24-hour Purple Parrot coffee shop
     - The 104-seat Cafe Alfresco restaurant serving pizzas prepared in a wood-fired, brick oven
     - A gourmet coffee bar, offering specialty coffee drinks and pastries and desserts made fresh daily in the Atlantis bakery
     - A snack bar and soda fountain serving ice cream and arcade-style refreshments


THE SKY TERRACE

     The Sky Terrace is a unique structure with a diamond-shaped, blue glass body suspended approximately 55 feet above street level and spanning 160 feet across South Virginia Street. The Sky Terrace connects the Atlantis with additional parking on a 16-acre site owned by us across South Virginia Street from the Atlantis. The structure rests at each end on two 100-foot tall Grecian columns with no intermediate support pillars. The tropically-themed interior of the Sky Terrace contains the Oyster Bar, a video poker bar, banks of slot machines, a lounge area with oversized leather sofas and chairs and, since May 2003, a sushi bar. The Sushi Bar replaced the coffee and pastry bar that was previously located adjacent to the lounge area.

                                 -5-
     Operations at the Atlantis are conducted 24 hours a day, every day of the year. The Atlantis' business is moderately seasonal in nature, with higher revenues during the summer months and lower revenues during the winter months.


ATLANTIS IMPROVEMENTS

     We have continuously invested in upgrading the Atlantis. Our capital expenditures at the Atlantis were $8.4 million in 2003, $6.5 million in 2002, and $4.5 million in 2001. A summary of capital expenditures for the last three years is as follows (in millions):

                                                       2003        2002        2001
                                                     --------    --------    --------
Cash acquisitions of property and equipment...        $8.0        $4.8        $3.3
Property and equipment acquired through
 trade payables...............................          -          0.1          -
Financed purchases of property and equipment..         0.4         1.6         1.2
                                                     --------    --------    --------
Total capital expenditures....................        $8.4        $6.5        $4.5

     During 2003, capital expenditures consisted primarily of the construction and opening of the new Sushi Bar and Salon at Atlantis, renovations to the second hotel tower, and continued acquisitions of and upgrades to gaming equipment. During 2002, capital expenditures consisted primarily of renovations to the first hotel tower, renovations and upgrade to the hotel front desk and VIP services area, a total renovation of the Cafe Alfresco, and continued acquisitions of and upgrades to gaming equipment. In 2001, capital expenditures were primarily for the renovation of hotel room suites in the third tower and acquisition and upgrades of slot machines, computer information systems and furniture, fixtures and equipment.

     In 2004, we are planning construction of a new driveway that will be shared between the Atlantis and the adjacent Sierra Marketplace Shopping Center (the "Shopping Center") that is owned and controlled by affiliates of our controlling stockholders. A new traffic signal will be erected at mid-block on South Virginia Street, serving the new driveway. As part of this project, we will lease a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. We will also use part of the common area of the Shopping Center and will pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for 3 five-year terms, and at the end of the extension period, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on a MAI Appraisal. The leased space will be used by us for pedestrian and vehicle access to the Atlantis, and we will have use of a portion of the parking spaces at the Shopping Center. We are responsible for two thirds of the construction costs of the project, up to a maximum of $1.2 million. We anticipate this project will be completed in Summer of 2004 (see Part III - ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 26, 2004).


                                   -6-
     We remain committed to implementing renovations and upgrades and will consider all capital expenditure projects proposed by our executive officers and key employees.


EXPANSION POTENTIAL

     Our expansion potential is twofold. First, we could expand our existing casino, which the City of Reno has approved, thereby giving us more room to add 500 more slot machines. The City of Reno has also approved the expansion of the hotel by 520 rooms as well as the construction of a parking garage with 1,831 spaces. Second, we could expand by developing the 16-acre parcel that we own across the street from the Atlantis. This site is connected to the Atlantis by the Sky Terrace and is currently used for parking and special events related to the Atlantis. Our 16-acre parcel meets all current Reno zoning requirements in the event we decide to build another resort casino or entertainment facility. We currently have no plans for the expansion or development of either site, but we constantly monitor industry demands and prudent development opportunities for our property.

     In 2003, we entered into an option agreement with an affiliate of our controlling stockholders to purchase property in South Reno for development of a new hotel casino. Commencement of any development of the property will require completion of property due diligence and receipt of numerous approvals, including master plan changes and zone changes, neither of which can be assured. Through the current property owner, we have filed an application with the City of Reno for master plan change and zone change for 13 acres of the property.


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

     We believe local gaming customers prefer slot and video poker machines to table games, and prefer video poker machines to reel-spinning (or electronically simulated reel-spinning) slot machines. Accordingly, the Atlantis provides a diverse selection of video poker machines. Moreover, we believe that Reno area residents seek out and frequent casinos with higher

                                   -7-
payout rates on slot and video poker machines and more liberal rules on table games relative to other northern Nevada casinos. We believe the Atlantis offers higher than average payout rates on slot machines, and we have adopted liberal rules for its blackjack games, including the use of single decks of cards at many tables and allowing players to "double down" on the first two cards. We have also implemented "Club Paradise," a frequent player club, to encourage Locals' repeat play at our casino.

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

     We welcome direct on-line reservations on the Atlantis' website (http://www.atlantiscasino.com). We are also featured on major package tour and travel websites.

     We market to high-end players selectively through direct sales. We utilize complimentary rooms, food and beverage, special events and the extension of gaming credit to attract high-end players.

     CONVENTIONEERS. Convention business, like package tour and travel, generates mid-week customer visits and supplements occupancy during low-demand periods. Conventioneers also typically pay higher average room rates than non-conventioneers. We selectively seek convention and meeting groups that we believe will materially enhance the Atlantis' occupancy and daily room rates, as well as those we believe will be more likely to gamble. As the only hotel-casino within easy walking distance of the Reno-Sparks Convention Center, the Atlantis is, in our view, uniquely positioned to capitalize on this expanding segment. We believe the $105 million expansion and remodeling of the Reno-Sparks Convention Center, completed in late July 2002, has created and we expect will continue to create additional customer traffic for the Atlantis from a market segment that is presently underserved in the Reno area.

     We market to all customer segments, including conventioneers, on the basis of the location, quality and ambiance of the Atlantis facility, gaming values, friendly efficient service, and the quality and relative value of its rooms, food and beverage offerings, entertainment, and promotions.

                                   -8-
     Our frequent player club, "Club Paradise," allows our customers to be eligible to receive rewards and privileges based on the amount of their play, while allowing us to track their play through a computerized system. We use this information to determine appropriate levels of complimentary awards, and in our direct marketing efforts. We believe that Club Paradise significantly enhances our ability to build customer loyalty and generate repeat customer visits.


COMPETITION

     Competition in the Reno area gaming market is intense. Based on information obtained from the December 31, 2003 Gaming Revenue Report published by the Nevada State Gaming Control Board, there are approximately 11 casinos in the Reno area which generate more than $12.0 million each in annual gaming revenues.

     We believe that the Atlantis' competition for Locals comes primarily from other large-scale casinos located outside of downtown Reno that offer amenities that appeal to middle to upper-middle income customers, and secondarily with those casinos located in downtown Reno that offer similar amenities. We compete for Locals primarily on the basis of the desirability of our location, the quality and ambiance of the Atlantis facility, friendly efficient service, the quality and relative value of its food and beverage offerings, entertainment offerings, promotions, and gaming values. We believe the Atlantis' proximity to residential areas in south Reno and its abundant surface parking afford it an advantage over the casinos located in downtown Reno in attracting Locals.

     We believe that the Atlantis' primary competition for leisure travelers comes from other large-scale casinos, including those located in downtown Reno and those located away from downtown Reno, that offer amenities that appeal to middle to upper-middle income customers. We compete for leisure travelers on the basis of the desirability of our location, the quality and ambiance of the Atlantis facility, friendly efficient service, the quality and relative value of its rooms and food and beverage offerings, entertainment offerings, promotions, and gaming values. We believe that our location away from downtown Reno is appealing to many customers who prefer to avoid the more congested downtown area; however, the Atlantis' location is a disadvantage in that it does not afford us the ability to generate walk-in traffic (except with respect to persons attending events at the Convention Center), which is a significant source of customers for some casinos located in downtown Reno.

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




                                   -9-
     The Atlantis also competes for gaming customers with hotel casino operations located in other parts of Nevada, especially Las Vegas and Lake Tahoe, and with hotel casinos, Indian casinos, and riverboat casinos located elsewhere throughout the United States and the world. We believe that the Atlantis also competes to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, and other forms of legalized gaming, particularly in northern California and the Pacific Northwest.

     The constitutional amendment approved by California voters allowing the expansion of Indian gaming in the form of casinos in California has had an impact on casino revenues in Nevada in general, and many analysts have predicted the impact will be more significant on the Reno-Lake Tahoe market. The extent of this impact is difficult to predict, but we believe that the impact on us has been mitigated to an extent due to the Atlantis' emphasis on Reno area residents as a significant base of its business and the future potential of convention business due to its proximity to the renovated and expanded Reno-Sparks Convention Center. Other Reno area casinos may intensify their marketing efforts to Reno area residents if they suffer business losses due to increased pressure from California Indian casinos which may impact our customer base and, consequently, revenues. However, we believe our numerous amenities such as a wide array of restaurants, a video arcade, banquet facilities and surface parking are a key factor in our ability to attract Locals which competitor facilities will not easily be able to match without major capital expenditures.

     Certain experienced Nevada gaming operators have agreements to build and manage Indian casino facilities near Sacramento, one of Reno's key feeder markets. One major facility near Sacramento has been operating since June 2003 and has been very successful, adversely impacting many hotel casinos in Reno. Once these facilities receive all the required permits and are built, they could provide an alternative to Reno area casinos, especially during certain winter periods when auto travel through the Sierra Nevadas is hampered.

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

                                   -10-
     - the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;
     - the prevention of cheating and fraudulent practices; and
     - providing a source of state and local revenues through taxation and licensing fees.

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

                                   -11-
     If it were determined that we violated the Nevada Act, our gaming licenses and registrations with the Nevada Gaming Commission could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, the Nevada Gaming Commission could appoint a supervisor to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of our gaming properties) could be forfeited to the State of Nevada. The limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our gaming operations.

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




                                   -12-
     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the Nevada State Gaming Control Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:

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



                                   -13-
     Changes in our control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby that person obtains control (including foreclosure on the pledged shares), may not occur without the prior approval of the Nevada Gaming Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada State Gaming Control Board and Nevada Gaming Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

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




                                   -14-
     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, referred to as Licensees, and who is or proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada State Gaming Control Board of their participation in foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Gaming Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.


EMPLOYEES

     As of March 8, 2004, we had approximately 1,792 employees. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.


ITEM 2. PROPERTIES

     Our properties consist of:

     (a) The approximately 13-acre site in Reno, Nevada on which the Atlantis is situated, including the hotel towers, casino, restaurant facilities and surrounding parking is, in part or in whole, held subject to a trust deed encumbrance in favor of financial institutions totaling approximately $46.4 million as of March 8, 2004.

     (b) An approximately 16-acre site adjacent to the Atlantis and connected to the Atlantis by the Sky Terrace, which includes approximately 11 acres of paved parking used for customer, employee and valet parking. The remainder of the site is undeveloped. This site is compliant with all casino zoning requirements and is suitable and available for future expansion of the Atlantis facilities, parking, or complimentary resort casino and/or entertainment amenities. We have not determined the ultimate use of this site. These 16 acres are also held subject to the trust deed encumbrance described in
ITEM 2 (a) above.

     (c) A 37,368 square-foot section of the shopping center next door to the Atlantis to be used for a new driveway entrance.

ITEM 3. LEGAL PROCEEDINGS

     On April 26, 1994, and May 10, 1994, complaints in purported class action lawsuits (William Poulos v. Caesars World, Inc. et al., Case No.
94-478-Civ-Orl-22, and William H. Ahern v. Caesars World, Inc. et al., Case No. 94-532-Civ-Orl-22, respectively) were filed in the United States
District Court for the Middle District of Florida (the "Florida Complaints")

                                   -15-
and were subsequently transferred to the United States District Court for the District of Nevada, Southern Division (the "Nevada District Court"). On September 26, 1995, a complaint in a purported class action lawsuit (Larry Schrier v. Caesars World, Inc. et al., Case No. 95-923-LDG (RJJ)) was filed in Nevada District Court (along with the Florida Complaints, the
"Complaints"). The Complaints allege that manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company, have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints charge Defendants with violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. The Nevada District Court consolidated the actions (and one other action styled William Poulos v. American Family Cruise Line, NV et al., Case No. CV -S-95-936-LDG (RLH), in which the Company is not a named defendant).
The Plaintiffs moved to certify two classes of plaintiffs, essentially encompassing all persons in the U.S. who have played one or more of the defendants' video poker or electronic slot machines in the prior ten years. That motion was opposed by the defendants and subsequently, the court ruled in favor of the defendants and denied the class certification motion. The plaintiffs have appealed from that ruling. The appeal has been fully briefed, an oral hearing took place on January 15, 2004 and the parties are awaiting the response of the Ninth Circuit Court of Appeals. Management believes that denial of class certification will be upheld upon appeal, and further that the substantive allegations in the Complaints are without merit. Management intends to defend vigorously against the allegations.

     We commenced certain litigation in April 2003 against the City of Reno and other interested parties petitioning the Second Judicial District Court of Nevada to (i) review the City of Reno's decision to enter into an agreement for the acquisition and relocation of the Old Reno Casino in downtown Reno, (ii) condemn the real property occupied by the Old Reno Casino, (iii) declare the agreement null and void and (iv) preclude the City of Reno from condemning the real property. The litigation has been settled by all parties. In February 2004, the parties entered into a settlement agreement, and the District Court dismissed the case in February 2004. The terms of the confidential settlement agreement included a restriction from relocating the former Old Reno Casino gaming license within an identified geographic area near the Atlantis Casino Resort in Reno.

     We are party to other claims that arise in the normal course of business. Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our security holders during the fourth quarter of 2003.







                                   -16-
                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     (a) Our common stock trades on The Nasdaq Stock Market(SM) under the symbol MCRI. The following table sets forth the high and low bid prices of our common stock, as reported by The Nasdaq Stock Market(SM), during the periods indicated.

                                    2003              2002
                              ----------------   ----------------
                               High      Low      High    Low
                              -------  -------   -------  -------
     First quarter........... $13.450  $ 7.710   $11.700  $ 7.400
     Second quarter.......... $ 9.540  $ 7.490   $15.610  $ 9.000
     Third quarter........... $11.310  $ 8.900   $14.780  $10.360
     Fourth quarter.......... $11.530  $ 9.380   $14.430  $12.010

     As of March 8, 2004, there were approximately 102 holders of record of our common stock, and approximately 788 beneficial stockholders.

     We have never paid dividends. We presently intend to retain earnings and use free cash to finance our operating activities, for maintenance capital expenditures and to reduce debt. We do not anticipate declaring cash dividends in the foreseeable future. Our bank loan agreement also contains provisions that require the achievement of certain financial ratios before we can pay or declare dividends to our stockholders. See Item 8, "FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Note 5."

     Securities Authorized for Issuance Under Equity Compensation Plans.  See
Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management.

     (b)     Not applicable.

     (c) On March 10, 2003, we announced a plan to repurchase up to 250,000 shares, or 2.6%, of our common stock in open market transactions. The repurchases may be made from time to time depending on market conditions and availability of funds. The repurchases are to be made with our cash (see our Current Report filed on Form 8-K dated March 10, 2003). During 2003, we purchased 180,000 shares of our common stock pursuant to this stock repurchase program. Our bank loan agreement requires achievement of certain financial ratios before we can repurchase our common stock.














                                   -17-
ITEM 6. SELECTED FINANCIAL DATA

                                                       Years ended December 31,
                                         ----------------------------------------------------
(In thousands except per share amounts)     2003      2002       2001       2000       1999
---------------------------------------------------------------------------------------------
OPERATING RESULTS
Casino revenues                           $74,956    $70,773    $64,908    $59,373    $48,345
Other revenues                             59,741     57,641     54,461     51,713     43,227
                                          -------    -------    -------    -------    -------
Gross revenues                            134,697    128,414    119,369    111,086     91,572
Promotional allowances                    (18,746)   (17,376)   (14,853)   (14,170)   (12,707)
                                          -------    -------    -------    -------    -------
Net revenues                              115,951    111,038    104,516     96,916     78,866
Income from operations                     17,209<F1> 17,196<F2> 14,132<F3>  9,550<F4>  3,798<F5>
Income (loss) before income
  tax                                      14,572     13,033      6,888      1,386       (945)
Net income (loss)                         $ 9,606    $ 8,603    $ 4,602    $   960    $  (585)
                                          =======    =======    ========   =======    =======
----------------------------------------------------------------------------------------------
INCOME (LOSS) PER SHARE OF COMMON STOCK
Net income (loss)
     Basic                                $  1.02    $  0.91    $  0.49    $  0.10    $ (0.06)
     Diluted                              $  1.02    $  0.90    $  0.49    $  0.10    $ (0.06)
Weighted average number of common shares
  and potential common shares outstanding
     Basic                                  9,379      9,458      9,436      9,436      9,436
     Diluted                                9,412      9,521      9,480      9,477      9,436
----------------------------------------------------------------------------------------------
OTHER DATA
Depreciation and amortization             $10,797    $10,320    $10,085    $10,101    $ 7,738
Interest expense, net                     $ 2,638    $ 3,934    $ 7,243    $ 8,165    $ 4,742
Capital expenditures <F6>                 $ 8,406    $ 6,534    $ 4,488    $ 3,866    $46,132
----------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                             $115,877   $117,480   $121,064   $126,391   $131,654
Current maturities of long-term debt     $  6,060   $  8,279   $  8,106   $  7,538   $  7,334
Long-term debt, less current maturities  $ 41,125   $ 52,000   $ 64,237   $ 73,481   $ 82,236
Stockholders' equity <F7>                $ 48,723   $ 40,301   $ 31,430   $ 26,829   $ 25,869

<F1> 2003 includes a $133 thousand gain on disposal of fixed assets.
<F2> 2002 includes a $35 thousand gain on disposal of fixed assets.
<F3> 2001 includes a $25 thousand gain on disposal of fixed assets.
<F4> 2000 includes a $139 thousand gain on disposal of fixed assets.
<F5> 1999 includes a $184 thousand loss on disposal of fixed assets.
<F6> Includes amounts financed with debt or capitalized lease obligations.
<F7> We paid no dividends during the five year period ended December 31, 2003.















                                   -18-
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.


OPERATING RESULTS SUMMARY

     During 2003, we exceeded the following previously reported results: casino revenues, hotel revenues, net revenues, net income and earnings per share.


                                                                           Percentage
                                                                      Increase / (Decrease)
                                                                      ---------------------
                                           2003     2002     2001     03 vs 02     02 vs 01
                                          ------   ------   ------   ----------   ----------
(In millions, except earnings per share)

Casino revenues.........................  $ 75.0   $ 70.8   $ 64.9      5.9%         9.0%
Food and beverage revenues..............    34.5     33.6     32.0      2.5%         5.3%
Hotel revenues..........................    21.2     20.3     19.0      4.6%         6.7%
Other revenues..........................     4.0      3.7      3.5      8.5%         6.1%

Net revenues............................   116.0    111.0    104.5      4.4%         6.2%
Income from operations..................    17.2     17.2     14.1      0.1%        21.7%

Net income..............................     9.6      8.6      4.6     11.7%        87.0%

Earnings per share - diluted............    1.02     0.90     0.49     13.3%        83.7%

Operating margin........................   14.8%    15.5%    13.5%     (0.7) pts     2.0 pts


     Net revenues in 2003 increased 4.4% over 2002 due to increases in all our revenue segments including casino, food and beverage, hotel and other revenues, which increased 5.9%, 2.5%, 4.6% and 8.5%, respectively, over 2002.



                                   -19-
We attribute our improved results to our experienced management team, the superb location of the Atlantis in the more affluent and growing south part of Reno, the quality of our product that drives repeat business, our focus on marketing primarily to Reno-area residents, and our steadily declining interest expense resulting from lower prevailing interest rates and overall reductions in our outstanding debt.

     In 2003, our income from operations remained relatively flat over 2002, while our net income and earnings per diluted share increased 11.7% and 13.3%, respectively.

     Some significant items that affected our 2003 results are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the Liquidity and Capital Resources section.

     - Selling, general and administrative ("SG&A") expenses in 2003 increased 7.3% over 2002 and included costs related to the recently settled litigation against the City of Reno and other third parties (see Part I
       - Item 3. Legal Proceedings).

     - An increased gaming tax imposed by the State of Nevada took effect on August 1, 2003, and added costs that we did not incur in 2002.

     - Total operating expenses for 2003 increased 5.2% over 2002 while net revenues increased only 4.4% over the same period; the stronger increase in operating expenses was mainly due to increased SG&A and caused income from operations to remain relatively unchanged in 2003 as compared to 2002.

     - Interest and stockholder guarantee fee expenses decreased 33.0% compared to 2002 due to lower prevailing interest rates combined with continuously decreasing outstanding debt.

CAPITAL SPENDING AND DEVELOPMENT

     We seek to continuously upgrade and maintain the Atlantis in order to present a fresh product to our guests and to maintain high quality standards.

     Capital expenditures at the Atlantis totaled approximately $8.4 million, $6.5 million, and $4.5 million in 2003, 2002, and 2001, respectively. Capital expenditures in 2003 consisted primarily of the May opening of the Sushi Bar, the construction and November opening of the Salon at Atlantis, November commencement of the second hotel tower room upgrades and renovation, the acquisition of a new player tracking and slot accounting system to be installed commencing January 2004, continued slot machine conversion to the ticket-in, ticket-out coinless slot system, and continued acquisition of and upgrades to gaming equipment. In 2002, capital expenditures consisted primarily of renovations to Atlantis' first hotel tower, renovations and upgrades to the hotel front desk and VIP services area, a total renovation of the Cafe Alfresco, and continued acquisitions of and upgrades to gaming equipment. In 2001, capital expenditures consisted primarily of renovations of hotel room suites in the Atlantis' third tower, continued acquisitions of and upgrades to slot machines, computer information system equipment and various other furniture, fixtures and equipment to upgrade existing facilities.

     In 2004, we are planning construction of a new driveway that will be shared between the Atlantis and the adjacent Sierra Marketplace Shopping Center that is owned and controlled by affiliates of our controlling

                                   -20-
stockholders (the "Shopping Center"). A new traffic signal will be erected at mid-block on South Virginia Street, serving the new driveway. As part of this project, we have leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. We are also to use part of the common area of the Shopping Center and will pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for 3 five-year terms, and at the end of the extension period, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on a MAI Appraisal. The leased space will be used by us for pedestrian and vehicle access to the Atlantis, and we will have use of a portion of the parking spaces at the Shopping Center. We are responsible for two thirds of the construction costs of the project, up to a maximum of $1.2 million. We anticipate this project to be completed in Summer of 2004 (see Part III - ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 26, 2004).

     Future cash needed to finance capital spending is expected to be made available from operating cash flow, the Credit Facility (see Item 8, "FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Note 5.") and, if necessary, additional borrowings.

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, expansion of Indian casinos in California, Reno-area tourism conditions, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing), completion of capital expenditure projects, outcome of litigation, domestic or global economic conditions including those affected by the events of September 11, 2001 and the ongoing conflict in Iraq, and changes in federal or state tax laws or the administration of such laws.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We prepare our consolidated financial statements in conformity with principles generally accepted in the United States. Certain of our policies, including the estimated lives assigned to our assets, the determination of bad debt, self insurance reserves, credit risk, and the calculation of income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on historical experience, terms of existing contracts, observations of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. To

                                   -21-
provide an understanding of the methodologies applied, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the Notes to Consolidated Financial Statements.

     The consolidated financial statements include the accounts of Monarch and Golden Road. Intercompany balances and transactions are eliminated.

Self-insurance Reserves

     The Company reviews self-insurance reserves at least quarterly. The amount of reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reviewing reports prepared by the third party plan administrator for any significant unpaid claims. The reserve is accrued at an amount that approximates amounts needed to pay both reported and unreported claims as of the balance sheet date, which management believes are adequate.

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

     We periodically evaluate our fixed and other long-term assets for impairment to ensure that they are appropriately valued.

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



                                   -22-
Income Taxes

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

Stockholder Guarantee Fees

     All of our bank debt was personally guaranteed by our three largest stockholders since December 29, 1997. Effective January 1, 2001, until February 20, 2004, we compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount. For the twelve months ended December 31, 2003, and 2002, we recorded interest expense in the amounts of approximately $1.0 million and $1.3 million, respectively, for these guarantee fees. The individuals who guaranteed our bank debt were not required to guarantee the New Credit Facility (as defined below). Therefore, we will no longer incur such guarantee fee expenses.

DISCUSSION OF RESULTS OF OPERATIONS

2003 Compared with 2002

     For the year ended December 31, 2003, we earned net income of $9.6 million, or $1.02 per diluted share, on net revenues of $116.0 million, compared to a net income of $8.6 million, or $0.90 per diluted share, on net revenues of $111.0 million for the year ended December 31, 2002. Our net revenues for 2003 are the highest in our Company's history. Our income from operations totaled $17.2 million for 2003, relatively unchanged when compared to $17.2 million for 2002. Net income for the year 2003 constitutes a record high for our Company. Interest and stockholder guarantee fee expenses declined 33.0% from 2002, and was a major factor in the increase in net income. We believe the Atlantis continued to benefit in 2003 from the rapid growth occurring in the residential and commercial areas south of the Atlantis in Reno, and from the increasing popularity of the Atlantis with visitors to the Reno area.

                                   -23-
     Casino revenues totaled $75.0 million in 2003, up 5.9% from $70.8 million in 2002, driven by increases in slot, Keno and poker game win. Revenue from slot and video poker machines ("slot machines") increased approximately 10.7% in 2003 compared to 2002. We believe that increased slot machine play was due to more effective marketing and continued upgrade of facilities and equipment in 2003 and 2002. Despite an approximate 6.5% increase in table game drop, table game win decreased approximately 11.3% in 2003 compared to 2002 due to higher than normal winnings by our guests during 2003. Keno and poker room revenues combined increased approximately 16.7% in 2003 over 2002. Keno write increased approximately 4.7% in 2003 compared to 2002 while poker revenue increased approximately 19.9% compared to 2002 due to more effective marketing. Casino operating expenses were 39.1% of casino revenues in 2003, unchanged when compared to 2002.

     Food and beverage revenues increased 2.5% to $34.5 million in 2003 from $33.6 million in 2002, primarily due to a 0.8% increase in average revenue per cover combined with a 3.1% increase in the number of covers served. Food and beverage operating expenses decreased to 51.3% of food and beverage revenues in 2003 compared to 52.3% in 2002, due to increased revenue per cover and more efficient operations which were partially offset by a slight increase in cost of sales.

     Hotel revenues totaled $21.2 million in 2003, an increase of 4.6% from $20.3 million in 2002. The increase reflects an increase in average daily occupied room rate partially offset by a slight decrease in occupancy rate during the twelve month period of 2003 compared to the same period in 2002. Year 2003 revenues also include a $3.00 per occupied room energy surcharge that was also assessed during 2002. The Atlantis' average daily room rate
("ADR") was $57.82 in 2003, compared to $55.29 in 2002. The average occupancy rate at the Atlantis was 92.3% in 2003 compared to 92.9% in 2002. Hotel operating expenses increased slightly to 32.9% of hotel revenues in 2003, compared to 32.2% in 2002. This increase in operating expenses as a percentage of hotel revenues resulted primarily from increased employee healthcare costs.

     Promotional allowances increased to $18.7 million, or 13.9% of gross revenues, in 2003 compared to $17.4 million, or 13.5% of gross revenues, in 2002. The increase is attributable to expanded efforts to increase revenues.

     Other revenues increased approximately 8.5% in 2003 to $4.0 million from $3.7 million in 2002, reflecting an increase in sales from both retail gift shops and a slight increase in revenue from the entertainment fun center. Other expenses were approximately 31.7% of other revenues in 2003, an improvement from 34.0% in 2002, primarily due to continued operating efficiencies of operating the two gift shops and the entertainment fun center.

     Selling, general and administrative ("SG&A") expenses totaled $32.7 million, or 28.2% of net revenues, in 2003 compared to $30.4 million, or 27.4% of net revenues, in 2002. The increase in these expenses as a percentage of revenues reflects increased energy costs, increased marketing and promotional costs and increased employee healthcare costs. Selling, general and administrative expenses for 2003 also included costs incurred as a result of the recently settled litigation against the City of Reno and other third parties (see Part I - Item 3. "Legal Proceedings"). These litigation costs were not incurred in 2002.



                                   -24-
     Depreciation and amortization expense was $10.8 million in 2003, an increase of 4.6% from $10.3 million in 2002.

     Interest and stockholder guarantee fee expenses for 2003 totaled approximately $2.6 million, down 33.0% from $3.9 million in 2002, due to reduced interest rates and lower debt outstanding. Guarantee fees paid to our three principal stockholders totaled approximately $1.0 million in 2003 and $1.3 million in 2002. The individuals who guaranteed the Company's Original Credit Facility (defined in "The Credit Facility" below) did not provide such guarantees for the New Credit Facility (also defined in "The Credit Facility" below) and, therefore, the Company will no longer be required to pay such fees in the future. At December 31, 2003, all of our interest-bearing debt was related to a reducing revolving credit facility with floating interest rates tied to a base rate approximately equal to the prime rate or LIBOR (at our option) plus a margin which fluctuates according to our ratio of funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")(See
Item 8, "FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Note 5."). An increase in interest rates could have a material effect on our financial results.

2002 Compared with 2001

     For the year ended December 31, 2002, we earned net income of $8.6 million, or $0.90 per share, on net revenues of $111.0 million, compared to a net income of $4.6 million, or $0.49 per share, on net revenues of $104.5 million for the year ended December 31, 2001. Our net revenues for 2002 constitute record highs for any of our prior comparable twelve month periods. Our income from operations totaled $17.2 million for 2002 compared to $14.1 million for 2001. Net income for the year 2002 constitute record highs for any of our prior comparable twelve month periods, due to more efficient operations and reduced interest expense. Forty seven percent of our increase in net revenue flowed to operating income. This combined with a 45.7% reduction in interest expense over 2001 were major factors in the increase in net income. We believe the Atlantis continued to benefit in 2002 from the rapid growth occurring in the residential and industrial communities south of the Atlantis in Reno, and from the increasing popularity of the Atlantis with visitors to the Reno area.

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






                                   -25-
     Food and beverage revenues increased in 2002, up 5.3% to $33.6 million from $32.0 million in 2001, primarily due to a 3.9% increase in average revenue per cover combined with a 2.1% increase in the number of covers served. Food and beverage operating expenses decreased to 52.3% of food and beverage revenues in 2002 compared to 56.9% in 2001, due to increased revenue per cover, lower cost of sales and more efficient operations.

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


                                   -26-
LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our daily hotel and casino activities with net cash provided by operating activities. For the years 2003, 2002, and 2001, net cash provided by operating activities totaled $22.4 million, $20.0 million, and $14.7 million, respectively. During each of the three years, net cash provided by operating activities was sufficient to fund our day-to-day operating expenses.

     Net cash used in investing activities, which consisted of acquisitions of property and equipment, totaled $7.8 million, $4.9 million, and $3.2 million in 2003, 2002, and 2001, respectively. Total capital expenditures, including amounts financed, were $8.4 million, $6.5 million, and $4.5 million in 2003, 2002, and 2001, respectively.

     Net cash used in financing activities totaled $14.8 million in 2003, with the funds being used primarily to reduce long-term debt. Net cash used in financing activities totaled $13.5 million in 2002 and $9.9 million in 2001.

COMMITMENTS AND CONTINGENCIES

     Our contractual cash obligations as of December 31, 2003, after giving effect to the execution of the New Credit Facility (as defined below), over the next five years are as follows:

                                             Payments Due by Period
                              --------------------------------------------------
Contractual Cash                           Less than       1 to 3       4 to 5
Obligations                      Total       1 year        years        years
                              --------------------------------------------------
Long-Term Debt                $47,184,591  $ 6,059,591  $19,500,000  $21,625,000
Operating Leases(1)             3,476,892    1,546,261    1,190,631      740,000
Purchase Obligations(2)         4,700,000    4,700,000           -            -
                              -----------  -----------  -----------  -----------
Total Contractual Cash
Obligations                   $53,361,483  $12,305,852  $20,690,631  $22,365,000

(1) Operating leases include an up-to $1.2 million one-time construction cost in 2004 representing our portion of the new driveway, and approximately $370,000 per year in lease and common expense payments to the shopping center adjacent to the Atlantis (see Capital Spending and Development).

(2) Our open purchase order commitments total approximately $4.7 million.  Of the total purchase order commitments, approximately $1.7 million are cancelable by the Company upon providing a 30-
day notice.

     On March 10, 2003, we announced a plan to repurchase up to 250,000 shares, or 2.6%, of our common stock in open market transactions. The repurchases may be made from time to time depending on market conditions and availability of funds. The repurchases are to be made with our cash (see our Current Report filed on Form 8-K dated March 10, 2003). During 2003, we purchased 180,000 shares of our common stock pursuant to this stock repurchase program. The New Credit Facility (as defined below) requires achievement of certain financial ratios before we can repurchase our common stock.

     We commenced certain litigation in April 2003 against the City of Reno and other interested parties petitioning the Second Judicial District Court of Nevada to (i) review the City of Reno's decision to enter into an agreement for the acquisition and relocation of the Old Reno Casino in downtown Reno,

                                   -27-
(ii) condemn the real property occupied by the Old Reno Casino, (iii) declare the agreement null and void and (iv) preclude the City of Reno from condemning the real property. This litigation has been settled by all parties. In February 2004, the parties entered into a settlement agreement, and the District Court dismissed the case in February 2004. The terms of the confidential settlement agreement included a restriction from relocating the former Old Reno Casino gaming license within an identified geographic area near the Atlantis Casino Resort in Reno.

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

THE CREDIT FACILITY Until February 20, 2004, we had a reducing revolving term loan credit facility with a consortium of banks that originally was in the amount of $80 million but that had been reduced to $46 million at payoff (the "Original Credit Facility").

     On February 20, 2004, the Original Credit Facility was refinanced (the "New Credit Facility") for $50 million, which includes a $46 million payoff for the unpaid balance of the Original Credit Facility. The amount of the New Credit Facility may be increased by up to $30 million on a one-time basis and if requested by us before the second anniversary of the closing date, as defined. At our option, borrowings under the New Credit Facility will accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by us will include a margin added to either the Base Rate or to LIBOR that is tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin can vary between 0.25 percent and 1.25 percent above the Base Rate, and between
1.50 percent and 2.50 percent above LIBOR (under the Original Credit Facility, this margin varied between 0.00 percent and 2.00 percent above the Base Rate, and between 1.50 percent and 3.50 percent above LIBOR). At December 31, 2003, the applicable margin was the Base Rate plus 0.0%, and the applicable LIBOR margin was LIBOR plus 1.5%. At December 31, 2003, the Base Rate was 4.00% and the LIBOR rate was 1.12%. At December 31, 2003, the Company had $1.0 million in Base Rate loans outstanding and had one LIBOR loan outstanding totaling $46.0 million, for a total obligation of $47.0 million.

     We may utilize proceeds from the New Credit Facility for working capital needs and general corporate purposes relating to the Atlantis and for ongoing capital expenditure requirements at the Atlantis.

      The New Credit Facility is secured by liens on substantially all of the real and personal property of the Atlantis, and is guaranteed by Monarch. The Original Credit Facility was guaranteed individually by certain executives of the Company. These individuals were not required to provide any personal guarantees for the New Credit Facility and, therefore, we will no longer incur guarantee fee expenses.


                                   -28-
     The New Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of our assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets, and make certain investments. The New Credit Facility also contains covenants requiring us to maintain certain financial ratios, and provisions restricting transfers between Monarch and its affiliates. The New Credit Facility also contains provisions requiring the achievement of certain financial ratios before we can repurchase our common stock. We do not consider the covenants to restrict our operations.

     The maturity date of the New Credit Facility is February 23, 2009. Beginning June 30, 2004, the maximum principal available under the Credit Facility will be reduced by an aggregate of $30.875 million in equal increments of $1.625 million per quarter with the remaining balance due at the maturity date. We may prepay borrowings under the New Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid under the New Credit Facility may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available. We may also permanently reduce the maximum principal available under the New Credit Facility at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.

     We paid various fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the term of the New Credit Facility using the straight-line method.

     Annual maturities of long-term debt, after giving effect to the execution of the New Credit Facility, as of December 31, 2003, are as follows:


     Year ending December 31,
         2004 .........................  $  6,059,591
         2005 .........................     6,500,000
         2006 .........................     6,500,000
         2007 .........................     6,500,000
         2008 .........................     6,500,000
         Thereafter ...................    15,125,000
                                         ------------
                                         $ 47,184,591
                                         ============

     STOCKHOLDER GUARANTEE FEES. From December 29, 1997 until February 20, 2004, all of our bank debt was personally guaranteed by our three largest stockholders. Effective January 1, 2001 and until February 20, 2004, we compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt. For the twelve months ended December 31, 2003, and 2002, we recorded interest expense in the amounts of approximately $1.0 million and $1.3 million, respectively, for these guarantee fees. The individuals who guaranteed our bank debt were not required to guarantee the New Credit Facility, and, as a result, we will no longer incur these expenses.

     SHORT-TERM DEBT. At December 31, 2003, we had approximately $185,000 outstanding in slot purchase contracts outstanding. These contracts have original terms of 12 months or less and do not bear any interest.

                                   -29-
STATEMENT ON FORWARD LOOKING INFORMATION

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

EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS

     The terrorist attacks that took place in the United States on September 11, 2001, were unprecedented events that created economic and business uncertainties, especially for the travel and tourism industry. The potential for future terrorist attacks, the national and international responses, and other acts of war or hostility, including the ongoing conflict in Iraq, have created economic and political uncertainties that could materially adversely affect our business, results of operations, and financial condition in ways we cannot predict.

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



                                   -30-
OUR BUSINESS MAY BE ADVERSELY IMPACTED BY EXPANDED NATIVE AMERICAN GAMING OPERATIONS IN CALIFORNIA AND THE PACIFIC NORTHWEST

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




                                   -31-
THE FARAHI FAMILY OWNS A MAJORITY OF OUR COMMON STOCK AND CONTROLS OUR AFFAIRS

     Messrs. John, Bob and Ben Farahi, our Chief Executive Officer, President, and Chief Financial Officer, respectively, as well as the Co-Chairmen of our Board of Directors, own approximately 47.6% of our outstanding common stock as of March 8, 2004. Their sister, Jila Shabanian (nee Farahi), through her trust, owns approximately 6.6%. Accordingly, the Farahi family has the ability to control our operations and affairs, including the election of the entire Board of Directors and, except as otherwise provided by law, other matters submitted to a vote of the stockholders, including a merger, consolidation or sale of the assets of Monarch.

A CHANGE IN CONTROL COULD RESULT IN THE ACCELERATION OF OUR DEBT OBLIGATIONS

     Certain changes in control could result in the acceleration of the repayment of our bank debt. This acceleration could be triggered in the event the Farahi family sells enough of their stock to result in another stockholder acquiring more than 50% of our shares or upon their deaths if their respective heirs must sell a substantial number of our shares to obtain funds to pay estate tax liabilities. We cannot assure you that we would be able to repay indebtedness whose maturity is accelerated as a result of such a change in control, and such an inability would materially adversely affect our financial condition.

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

                                   -32-
IF THE STATE OF NEVADA OR THE CITY OF RENO INCREASES GAMING TAXES AND FEES, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED

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

     A significant portion of our revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect our operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that would give Indian tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment. Several Native American casinos have opened in Northern California since passage of the constitutional amendment. A large Native American casino facility in one of our primary feeder markets in the Sacramento area opened for business in June of 2003. There potentially could be other new Native American casinos opening in the Northern California market, as well as other markets that we currently serve, that could have an impact on our financial position and results of operations.

     Other states are also considering legislation enabling the development and operation of casinos or casino-like operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the FASB issued interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of FIN 46 is to improve the financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company has determined that all variable interest entities it holds at December 31, 2003 do not require consolidation under the provisions of FIN 46 as the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity's residual returns.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of December 31, 2003 that are subject to market risks.

     We have substantial variable interest rate debt in the amount of approximately $47.0 million as of December 31, 2003, and $59.5 million as of December 31, 2002, which is subject to market risks.

     A one percent increase in interest rates would have resulted in an increase in interest expense of approximately $524 thousand in 2003 and $644 thousand in 2002.

                                   -33-
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Monarch Casino & Resort, Inc.:

We have audited the accompanying consolidated balance sheet of Monarch Casino & Resort, Inc. and Subsidiary (the "Company") as of December 31, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     /s/ Ernst & Young LLP

Las Vegas, Nevada
February 13, 2004, except for Note 5, as to which the date is February 20, 2004

















                                   -34-
                         INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Monarch Casino & Resort, Inc.:

We have audited the accompanying consolidated balance sheet of Monarch Casino & Resort, Inc, and Subsidiary (the "Company") as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. Our audits also included the consolidated financial statement schedule in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Reno, Nevada
February 18, 2003




















                                   -35-
                 MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME

                                                  Years ended December 31,
                                         -------------------------------------------
                                             2003           2002            2001
                                         ------------   ------------    ------------
Revenues
  Casino................................ $ 74,955,744   $ 70,772,939   $ 64,907,920
  Food and beverage.....................   34,498,613     33,646,938     31,960,713
  Hotel.................................   21,236,808     20,303,439     19,022,188
  Other.................................    4,005,426      3,690,180      3,478,171
                                         ------------   ------------    ------------
     Gross revenues.....................  134,696,591    128,413,496    119,368,992
  Less promotional allowances...........  (18,746,078)   (17,375,926)   (14,853,399)
                                         ------------   ------------    ------------
     Net revenues.......................  115,950,513    111,037,570    104,515,593
                                         ------------   ------------    ------------
Operating expenses
  Casino................................   29,321,060     27,690,033     26,036,133
  Food and beverage.....................   17,701,143     17,591,945     18,171,412
  Hotel.................................    6,991,581      6,543,610      7,133,937
  Other.................................    1,270,624      1,254,179      1,300,419
  Selling, general and administrative...   32,659,258     30,441,900     27,656,572
  Depreciation and amortization.........   10,797,494     10,320,403     10,085,331
                                         ------------   ------------    ------------
     Total operating expenses...........   98,741,160     93,842,070     90,383,804
                                         ------------   ------------    ------------
     Income from operations.............   17,209,353     17,195,500     14,131,789
                                         ------------   ------------    ------------
Other expense
  Interest expense, net.................   (1,607,840)    (2,633,917)    (5,742,985)
  Stockholder guarantee fee expense.....   (1,030,010)    (1,300,446)    (1,500,345)
  Stock transaction expense.............           -        (228,020)            -
                                         ------------   ------------    ------------
     Total other expense................   (2,637,850)    (4,162,383)    (7,243,330)
                                         ------------   ------------    ------------
     Income before income taxes.........   14,571,503     13,033,117      6,888,459
Provision for income taxes..............    4,965,580      4,429,771      2,286,695
                                         ------------   ------------    ------------
     Net income ........................ $  9,605,923   $  8,603,346   $  4,601,764
                                         ============   ============    ============

EARNINGS PER SHARE OF COMMON STOCK
Net income
     Basic..............................    $    1.02      $    0.91      $    0.49
     Diluted............................    $    1.02      $    0.90      $    0.49
  Weighted average number of
   common shares and potential
   common shares outstanding
     Basic..............................    9,379,446      9,457,669      9,436,275
     Diluted............................    9,412,459      9,521,353      9,479,830

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.










                                   -36-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                               ----------------------------
                                                   2003            2002
                                               ------------    ------------
ASSETS
Current assets
  Cash........................................ $  9,711,310    $  9,961,484
  Receivables, net............................    2,818,727       2,724,726
  Federal income tax refund receivable........      756,698         176,321
  Inventories.................................    1,245,967         993,260
  Prepaid expenses............................    2,234,773       1,961,763
  Deferred income taxes.......................      542,457         492,457
                                               ------------    ------------
     Total current assets.....................   17,309,932      16,310,011
                                               ------------    ------------
Property and equipment
  Land........................................   10,339,530      10,339,530
  Land improvements...........................    3,226,913       3,191,371
  Buildings...................................   78,955,538      78,955,538
  Building improvements.......................    6,304,642       6,262,903
  Furniture and equipment.....................   63,230,354      58,086,570
                                               ------------    ------------
                                                162,056,977     156,835,912
  Less accumulated
   depreciation and amortization..............  (63,618,047)    (55,985,653)
                                               ------------    ------------
     Net property and equipment...............   98,438 930     100,850,259

Other assets, net.............................      128,263         319,817
                                               ------------    ------------
                                               $115,877,125    $117,480,087
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
























                                   -37-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                               ----------------------------
                                                   2003            2002
                                               ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $  6,059,591    $  8,279,095
  Accounts payable............................    8,407,887       6,227,124
  Accrued expenses............................    6,707,257       6,146,440
                                               ------------    ------------
     Total current liabilities................   21,174,735      20,652,659

Long-term debt, less current maturities.......   41,125,000      52,000,000
Deferred income taxes.........................    4,854,587       4,526,744

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............           -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,340,328 outstanding at 12/31/03;
   9,474,830 outstanding at 12/31/02..........       95,363          95,363
  Additional paid-in capital..................   17,432,635     17, 381,517
  Treasury stock, 195,947 shares at 12/31/03
  61,445 shares at 12/31/02, at cost..........   (1,437,614)       (202,692)
  Retained earnings...........................   32,632,419      23,026,496
                                               ------------    ------------
     Total stockholders' equity...............   48,722,803      40,300,684
                                               ------------    ------------
                                               $115,877,125    $117,480,087
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.























                                   -38-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Common Stock
                           --------------------  Additional
                             Shares               Paid-in     Retained    Treasury
                           Outstanding  Amount    Capital     Earnings      Stock       Total
                           ----------- -------- ------------ ----------- ----------- ------------
Balance, January 1, 2001     9,436,275 $ 95,363  $17,241,788 $ 9,821,386 $  (329,875) $26,828,662
  Net income                        -        -            -    4,601,764          -     4,601,764
                           ----------- -------- ------------ ----------- ----------- ------------
Balance, December 31, 2001   9,436,275   95,363   17,241,788  14,423,150    (329,875)  31,430,426
  Exercise of stock options     38,555       -       139,729          -      127,183      266,912
  Net income                        -        -            -    8,603,346          -     8,603,346
                           ----------- -------- ------------ ----------- ----------- ------------
Balance, December 31, 2002   9,474,830   95,363   17,381,517  23,026,496    (202,692)  40,300,684
  Exercise of stock options     45,498       -        51,118          -      192,478      243,596
  Stock repurchase            (180,000)      -            -           -   (1,427,400)
(1,427,400)
  Net income                        -        -            -    9,605,923          -     9,605,923
                           ----------- -------- ------------ ----------- ----------- ------------
Balance, December 31, 2003   9,340,328 $ 95,363  $17,432,635 $32,632,419 $(1,437,614) $48,722,803
                           =========== ======== ============ =========== =========== ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


































                                   -39-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years ended December 31,
                                                ------------------------------------------
                                                    2003           2002           2001
                                                ------------   ------------   ------------
Cash flows from operating activities:
  Net income .................................. $  9,605,923   $  8,603,346   $  4,601,764
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization..............   10,797,494     10,320,403     10,085,331
    Amortization of deferred loan costs........      179,427        179,425        179,426
    Provision for bad debts....................      742,407        634,934      1,239,368
    Gain on disposal of assets.................     (133,301)       (34,647)       (24,848)
    Deferred income taxes......................      277,842        189,516      1,306,714
  Changes in assets and liabilities
    Receivables, net...........................   (1,416,785)       279,057     (1,434,382)
    Inventories................................     (252,708)       (17,118)       123,144
    Prepaid expenses...........................     (273,009)      (502,959)       395,065
    Other assets...............................       10,684        (16,113)         8,766
    Accounts payable...........................    2,180,763       (221,963)    (1,785,132)
    Accrued expenses...........................      682,322        584,387         11,962
                                                ------------   ------------   ------------
     Net cash provided by
      operating activities.....................   22,401,059     19,998,268     14,707,178
                                                ------------   ------------   ------------
Cash flows from investing activities:
  Proceeds from sale of assets.................      154,869         48,979         59,117
  Acquisition of property and equipment........   (7,996,678)    (4,802,525)    (3,383,643)
  Changes in accounts payable construction.....           -        (147,481)       112,831
                                                ------------   ------------   ------------
     Net cash used in investing activities.....   (7,841,809)    (4,901,027)    (3,211,695)
                                                ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options......      122,092        126,116             -
  Proceeds from long-term borrowings...........    1,000,000        500,000      1,500,000
  Principal payments on long-term debt.........  (14,504,116)   (14,147,616)   (11,393,738)
  Purchase of Monarch common stock.............   (1,427,400)            -              -
                                                ------------   ------------   ------------
     Net cash used in financing activities.....  (14,809,424)   (13,521,500)    (9,893,738)
                                                ------------   ------------   ------------

     Net (decrease) increase in cash...........     (250,174)     1,575,741      1,601,745

Cash at beginning of year......................    9,961,484      8,385,743      6,783,998
                                                ------------   ------------   ------------
Cash at end of year............................ $  9,711,310   $  9,961,484   $  8,385,743
                                                ============   ============   ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest....................... $  2,421,094   $  3,927,016   $  7,799,686
  Cash paid for income taxes................... $  5,146,612   $  4,105,760   $  1,750,000

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts...... $    409,612   $  1,583,868   $  1,217,901

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                                   -40-
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

     Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on the previously reported net income.

Self-insurance Reserves

     The Company reviews self-insurance reserves at least quarterly. The amount of reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reviewing reports prepared by the third party plan administrator for any significant unpaid claims. The reserve is accrued at an amount that approximates amounts needed to pay both reported and unreported claims as of the balance sheet date, which management believes are adequate.

Capitalized Interest

     The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money. Interest capitalization is ceased when the project is substantially complete. The Company did not record capitalized interest during the years ended December 31, 2003, 2002, and 2001.







                                   -41-
Related Party Transactions

     During 2002, the Company incurred one-time expenses of approximately $228,000 for legal, accounting, printing and road show costs associated with a secondary stock offering by principal stockholders.

Stockholder Guarantee Fees

     All of the Company's bank debt was personally guaranteed by the Company's three largest stockholders since December 29, 1997. Effective January 1, 2001, until February 20, 2004, the Company compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount. For the twelve months ended December 31, 2003, and 2002, the Company recorded interest expense in the amounts of approximately $1.0 million and $1.3 million, respectively, for these guarantee fees. The individuals who guaranteed our bank debt were not required to guarantee the New Credit Facility (as defined in NOTE 5. - LONG-TERM DEBT). Therefore, the Company will no longer incur such guarantee fee expenses.

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

     In accordance with SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," the Company evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. Indicators which could trigger an impairment review include legal and regulatory factors, market conditions and operational performance. Any resulting impairment loss, measured as the difference between the carrying amount and the fair value of the assets, could have a material adverse impact on the Company's financial condition and results of operations.

Casino Revenues

     Casino revenues represent the net win from gaming activity, which is the difference between wins and losses. Additionally, net win is reduced by a provision for anticipated payouts on slot participation fees, progressive jackpots and any pre-arranged marker discounts.



                                   -42-
Promotional Allowances

     The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:

                                       Years ended December 31,
                               ---------------------------------------
                                   2003          2002          2001
                               -----------   -----------   -----------
     Food and beverage.......  $ 9,744,346   $ 8,810,054   $ 8,151,675
     Hotel...................    1,766,016     1,648,735     1,298,431
     Other...................      269,246       197,906       154,451
                               -----------   -----------   -----------
                               $11,779,608   $10,656,695   $ 9,604,557
                               ===========   ===========   ===========

Advertising Costs

     All advertising costs are expensed as incurred. Advertising expense, which is included in selling, general & administrative expense, was $3,249,065, $3,240,402, and $3,137,197 for 2003, 2002, and 2001, respectively.

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

Stock Based Compensation

     The Company maintains three stock option plans, which are described more fully in Note 7. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its plans. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company had elected to recognize compensation cost on the fair market value at the grant dates for awards under the stock option plans, consistent with the method prescribed by Statement of Financial Accounting Standards ("SFAS No. 123"), "Accounting for Stock-Based



                                   -43-
Compensation," (and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which the Company adopted for the fiscal year ended December 31, 2002), net income and income per share would have been changed to the pro forma amounts indicated below:

                                                Years ended December 31,
                                       --------------------------------------
                                          2003          2002          2001
                                       ----------    ----------    ----------
Net income, as reported                $9,605,923    $8,603,346    $4,601,764
Stock based employee compensation
  expensed determined under the fair
  value based method for all awards,
  net of related tax effects              (39,923)     (135,359)     (117,961)
                                       ----------    ----------    ----------
Pro forma net income                   $9,566,000    $8,467,987    $4,483,803
                                       ==========    ==========    ==========
Basic earnings per share
  As reported                          $     1.02    $     0.91    $     0.49
  Pro forma                            $     1.02    $     0.90    $     0.48

Diluted earnings per share
  As reported                          $     1.02    $     0.90    $     0.49
  Pro forma                            $     1.02    $     0.89    $     0.47

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

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                               Years ended December 31,
                                ------------------------------------------------------
                                       2003               2002               2001
                                ----------------   ----------------   ----------------
                                       Per Share          Per Share          Per Share
                                Shares   Amount    Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------   ------ ---------
Net income
     Basic.....................  9,379   $ 1.02     9,458   $ 0.91     9,436   $ 0.49
     Effect of dilutive
       stock options...........     33       -         63    (0.01)       44       -
                                ------  --------   ------   -------   ------   -------
     Diluted...................  9,412   $ 1.02     9,521   $ 0.90     9,480   $ 0.49
                                ======  ========   ======   =======   ======   =======

     The following options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and their inclusion would be antidilutive:

                                   -44-

                                           2003          2002           2001
                                       ------------   ------------   -----------
     Options to purchase shares of
       common stock (in thousands)....       19           14              3
     Exercise prices.................. $10.90-14.37   $11.99-14.37      $5.94
     Expiration dates (mo./yr.).......  6/07-11/13     6/07-8/12         9/03


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

Certain Risks and Uncertainties

     A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Company's operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that gave Indian tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment. Several Native American casinos have opened in Northern California since passage of the constitutional amendment. A large Native American casino facility opened in one of our primary feeder markets in the Sacramento area in June of 2003. There potentially could be other new Native American casinos opening in the Northern California market, as well as other markets the Company currently serves, that could have an impact on the Company's financial position and results of operations.

                                   -45-
     The Company also relies on non-conventioneer visitors partially comprised of individuals flying into the Reno area. The tragic events of September 11, 2001 combined with the ongoing conflict with Iraq and the threat of further terrorist attacks could have an adverse effect on the Company's revenues from this segment as consumers may need time to restore their confidence in air and other leisure travel. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that created economic and business uncertainties, especially for the travel and tourism industry. The potential for future terrorist attacks, the national and international responses, and other acts of war or hostility including the ongoing war with Iraq, have created economic and political uncertainties that could materially adversely affect our business, results of operations, and financial condition in ways we cannot predict.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the FASB issued interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of FIN 46 is to improve the financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company has determined that all variable interest entities it holds at December 31, 2003 do not require consolidation under the provisions of FIN 46 as the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity's residual returns.






























                                   -46-
NOTE 2.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                          December 31,
                                   -------------------------
                                       2003          2002
                                   -----------   -----------
     Casino....................... $ 2,964,684   $ 2,741,776
     Hotel........................     655,100       675,171
     Other........................     229,561       195,744
                                   -----------   -----------
                                     3,849,345     3,612,691
     Less allowance for
       doubtful accounts..........  (1,030,618)     (887,965)
                                   -----------   -----------
                                   $ 2,818,727   $ 2,724,726
                                   ===========   ===========

     The Company recorded bad debt expense of $742,407, $634,934, and $1,239,368, in 2003, 2002, and 2001, respectively.

NOTE 3.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                               December 31,
                                        -------------------------
                                            2003          2002
                                        -----------   -----------
                                                      <C
     Accrued salaries, wages
       and related benefits............ $ 3,459,596   $ 2,934,892
     Progressive slot machine
       and other gaming accruals.......   1,341,454     1,577,273
     Accrued gaming taxes..............     310,691       276,826
     Accrued interest..................     139,431       102,103
     Other accrued liabilities.........   1,456,085     1,255,346
                                        -----------   -----------
                                        $ 6,707,257   $ 6,146,440
                                        ===========   ===========

NOTE 4.  LEASE COMMITMENTS

     The Company leases certain furniture and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The leases on most of the properties contain renewal provisions.

     In 2004, the Company is planning construction of a new driveway that will be shared between the Atlantis and the adjacent Sierra Marketplace Shopping Center that is owned and controlled by affiliates of the Company's controlling stockholders (the "Shopping Center"). A new traffic signal will be erected at mid-block on South Virginia Street, serving the new driveway. As part of this project, the Company has leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. The Company is also to use part of the common area of the Shopping

                                   -47-
Center and will pay its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension period, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on a MAI Appraisal. The leased space will be used by the Company for pedestrian and vehicle access to the Atlantis, and the Company will have use of a portion of the parking spaces at the Shopping Center. The Company is responsible for two thirds of the construction costs of the project, up to a maximum of $1.2 million. The Company anticipates this project to be completed in Summer of 2004 (see Part III - ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 26, 2004).

     Following is a summary of future minimum payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2003:

                                                Operating
                                                 Leases
                                              -------------
     Year ending December 31,
         2004 ..............................   $1,546,261
         2005 ..............................      450,631
         2006 ..............................      370,000
         2007 ..............................      370,000
         2008 ..............................      370,000
         Thereafter ........................    3,885,000
                                              -------------
     Total minimum lease payments ..........   $6,991,892
                                              =============


     All of the Company's capital lease obligations were paid as of December 31, 2003 and 2002.

     Assets purchased through capital leases are included in Furniture and Equipment as follows:

                                               December 31,
                                        -------------------------
                                            2003          2002
                                        -----------   -----------
     Furniture and equipment ..........   $ 221,061     $ 221,061
     Accumulated amortization .........    (154,018)     (110,013)
                                        -----------   -----------
                                          $  67,043     $ 110,048
                                        ===========   ===========

     Rental expense for operating leases amounted to $185,304, $176,065, and $184,656, in 2003, 2002, and 2001, respectively, as reported in selling, general and administrative expenses in the statement of income.




                                   -48-
NOTE 5.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                             December 31,
                                                                     ---------------------------
                                                                          2003           2002
                                                                     -------------  ------------
     Amounts outstanding under bank reducing revolving
      credit facility(the "Original Credit Facility"),
      collateralized by substantially all property and
      equipment of Golden Road and guaranteed by Monarch and
      its three largest stockholders, with floating interest
      rates tied to a base rate approximately equal to the prime rate or LIBOR (at the Company's option) plus a margin which fluctuates according to the Company's ratio of funded debt to Earnings Before Interest, Taxes, Depreciation and
      Amortization ("EBITDA"). The weighted average interest rate was approximately 2.62% at December 31, 2003, and 2.92% at
      December 31, 2002.  Prior to the refinancing of the Original
      Credit Facility (see below), the loan was to mature in June
      2004, with all unpaid interest and principal due and payable
      at that time.................................................. $ 47,000,000    $59,500,000
     Slot purchase contracts, collateralized by equipment.
      Contracts are non-interest bearing and all mature within
      twelve months.................................................      184,591        779,095
                                                                     ------------    -----------
                                                                     $ 47,184,591    $60,279,095
     Less current maturities........................................   (6,059,591)    (8,279,095)
                                                                     ------------    -----------
                                                                     $ 41,125,000    $52,000,000
                                                                     ============    ===========

     THE CREDIT FACILITY.

     On February 20, 2004, the Original Credit Facility was refinanced (the "New Credit Facility") for $50 million, which includes a $46 million payoff for the unpaid balance of the Original Credit Facility. The amount of the New Credit Facility may be increased by up to $30 million on a one-time basis and if requested by the Company before the second anniversary of the closing date, as defined. At the Company's option, borrowings under the New Credit Facility will accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by the Company will include a margin added to either the Base Rate or to LIBOR that is tied to the Company's ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on the Company's Leverage Ratio, this margin can vary between 0.25 percent and
1.25 percent above the Base Rate, and between 1.50 percent and 2.50 percent above LIBOR (under the Original Credit Facility, this margin varied between 0.00 percent and 2.00 percent above the Base Rate, and between 1.50 percent and
3.50 percent above LIBOR). At December 31, 2003, the applicable margin was the Base Rate plus 0.0%, and the applicable LIBOR margin was LIBOR plus 1.5%. At December 31, 2003, the Base Rate was 4.00% and the LIBOR rate was 1.12%. At December 31, 2003, the Company had $1.0 million in Base Rate loans outstanding and had one LIBOR loan outstanding totaling $46.0 million, for a total obligation of $47.0 million.




                                   -49-
     The Company may utilize proceeds from the New Credit Facility for working capital needs and general corporate purposes relating to the Atlantis and for ongoing capital expenditure requirements at the Atlantis.

      The New Credit Facility is secured by liens on substantially all of the real and personal property of the Atlantis, and is guaranteed by Monarch. The Original Credit Facility was guaranteed individually by certain executives of the Company. These individuals were not required to provide any personal guarantees for the New Credit Facility and, therefore, the Company will no longer incur guarantee fee expenses.

     The New Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company's assets and covenants restricting the Company's ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets, and make certain investments. The New Credit Facility also contains covenants requiring the Company to maintain certain financial ratios, and provisions restricting transfers between Monarch and its constituents. The New Credit Facility also contains provisions requiring the achievement of certain financial ratios before the Company can repurchase its common stock. Management does not consider the covenants to restrict the Company's operations.

     The maturity date of the New Credit Facility is February 23, 2009. Beginning June 30, 2004, the maximum principal available under the Credit Facility is reduced by an aggregate of $30.875 million in equal increments of $1.625 million per quarter with the remaining balance due at the maturity date. The Company may prepay borrowings under the New Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid under the New Credit Facility may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available. The Company may also permanently reduce the maximum principal available under the New Credit Facility at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.

     The Company paid various fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the term of the New Credit Facility using the straight-line method.

     Annual maturities of long-term debt as of December 31, 2003, after giving effect to the execution of the New Credit Facility, are as follows:


     Year ending December 31,
         2004 .........................  $  6,059,591
         2005 .........................     6,500,000
         2006 .........................     6,500,000
         2007 .........................     6,500,000
         2008 .........................     6,500,000
         Thereafter ...................    15,125,000
                                         ------------
                                         $ 47,184,591
                                         ============



                                   -50-
NOTE 6.  INCOME TAX

     Income tax provision consists of the following:

                                                    Years ended December 31,
                                            ---------------------------------------
                                                2003          2002          2001
                                            -----------   -----------   -----------
     Current provision..................... $ 4,687,667   $ 4,240,255   $ 1,904,759
     Deferred provision....................     277,913       189,516       381,936
                                            -----------   -----------   -----------
                                            $ 4,965,580   $ 4,429,771   $ 2,286,695
                                            ===========   ===========   ===========

     The difference between the Company's provision for federal income taxes as presented in the accompanying Consolidated Statements of Income, and the provision for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings.

                                                    Years ended December 31,
                                            ---------------------------------------
                                                2003          2002          2001
                                            -----------   -----------   -----------
     Income tax at the statutory rate......    35.0%         34.0%         34.0%
     Non-deductible expenses...............     0.2%          1.2%          0.5%
     Tax credits...........................    (1.1)%        (1.2)%        (1.3)%
                                            -----------   -----------   -----------
                                               34.1%         34.0%         33.2%
                                            ===========   ===========   ===========

     The components of the deferred income tax assets and liabilities at December 31, 2003 and 2002, as presented in the Consolidated Balance Sheets, are as follows:

                                                 2003          2002
                                             -----------    -----------
     CURRENT ASSETS
       Compensation and benefits............ $   344,500    $   261,720
       Bad debt reserves....................     185,700        301,908
       Accrued gaming liabilities...........      96,600         89,525
       Accrued other liabilities............     (84,343)      (160,696)
                                             -----------    -----------
         Deferred income tax asset           $   542,457    $   492,457
                                             ===========    ===========

     NONCURRENT LIABILITIES
       Impairment of assets................. $   (72,260)   $   (70,196)
       Depreciation.........................  (4,467,841)    (4,179,005)
       Land basis...........................    (285,706)      (277,543)
       Other................................     (28,780)            -
                                             -----------    -----------
         Deferred income tax liability       $(4,854,587)   $(4,526,744)
                                             ===========    ===========



                                   -51-
NOTE 7.  BENEFIT PLANS

     Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than statutory limits. The Company contributes twenty five cents for each dollar contributed by a participant, with a maximum contribution of 4% of a participant's compensation. The Company's matching contributions were approximately $45,370, $32,678, and $31,916 in 2003, 2002, and 2001, respectively.

     Stock Option Plans - The Company maintains three stock option plans, consisting of the Directors' Stock Option Plan, the Executive Long-term Incentive Plan, and the Employee Stock Option Plan (the "Plans"), which collectively provide for the granting of options to purchase up to 775,000 common shares. The exercise price of stock options granted under the plans is established by the respective plan committees, but the exercise price may not be less than the market price of the Company's common stock on the date the option is granted. Options expire five to ten years from the grant date. The Plans were amended by majority stockholder approval at the Company's 2003 Annual Meeting of Stockholders on June 12, 2003. The amendment per majority approval extended the terms of the existing stock compensation plans, increased the amount of option shares authorized for issue under the existing stock compensation plans, extended the life of stock options granted under the existing Directors' Stock Option Plan and permitted the Directors' Plan Committee to extend the term of any existing option grants under the Directors' Stock Option Plan, and revised the description of employees eligible to receive options and the conditions that determine the purchase price of stock options under the existing Executive Long-Term Incentive Stock Option Plan. By their amended terms, the Plans will expire in June, 2013.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, but applies APB No. 25 and related interpretations in accounting for its plans. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

     The fair value of the Company's stock options, as presented in Note 1, was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002, and 2001: dividend yield of 0.0% for all periods; expected volatility of 41.9%, 58.7%, and 70.4%, respectively; a weighted average risk free interest rate of 2.80%, 3.83%, and 4.36%, respectively; and expected holding periods ranging from three to nine years.













                                   -52-
     Presented below is a summary of the status of the Company's stock options and the related transactions.


                                                     Weighted Average
                                           Shares     Exercise Price
                                          --------   ----------------
     Outstanding at December 31, 2000....  153,550          $3.19
      Granted............................   28,200           5.14
      Exercised..........................       -              -
      Forfeited/expired..................  (21,850)         (4.95)
                                          --------   ----------------
     Outstanding at December 31, 2001....  159,900           3.38
      Granted............................   34,150          10.52
      Exercised..........................  (38,555)         (3.27)
      Forfeited/expired..................  (11,666)         (4.88)
                                          --------   ----------------
     Outstanding at December 31, 2002....  143,829           4.99
      Granted............................   24,150           8.51
      Exercised..........................  (45,498)         (2.69)
      Forfeited/expired..................  (10,000)        (11.93)
                                          --------   ----------------
     Outstanding at December 31, 2003....  112,481          $6.07
                                          ========   ================

     Weighted average fair value of
      options granted during 2003.........  $ 8.51
                                          ========
                             2002.........  $10.52
                                          ========
                             2001.........  $ 5.14
                                          ========



                                        Stock Options                Stock Options
                                         Outstanding                  Exercisable
                                   -------------------------   -------------------------
                                   Weighted
                                   Average       Weighted                     Weighted
                                   Contractual   Average                      Average
        Range of                   Life (in      Exercise                     Exercise
     Exercise Prices    Shares     years)        Price           Shares       Price
     ----------------  ---------   -----------   -----------   ----------     ----------
     $2.88 to $4.81      45,414         3.2        $ 3.01          24,416        $ 3.12
     $5.06 to $7.79      47,917         6.7        $ 6.34          22,917        $ 6.40
     $10.90 to $14.37    19,150         6.4        $12.66           9,150        $14.37
                       ---------                                ---------
          Total         112,481                                    56,483
                       =========                                =========










                                   -53-
NOTE 8.  COMMITMENTS AND CONTINGENCIES

     Self Insurance - The Company is self-insured for health care claims for eligible active employees. Benefit plan administrators assist the Company in determining its liability for self-insured claims, and such claims are not discounted. The Company is also self-insured for workman's compensation. Both plans limit the Company's maximum liability under stop-loss agreements with insurance companies. The maximum liability for health care claims under the stop-loss agreement is $75,000 per claim. The maximum liability for workman's compensation under the stop-loss agreement is $300,000 per claim.

     On March 10, 2003, we announced a plan to repurchase up to 250,000 shares, or 2.6%, of our common stock in open market transactions. The repurchases may be made from time to time depending on market conditions and availability of funds. The repurchases are to be made with our cash. During 2003, we purchased 180,000 shares of our common stock pursuant to this stock repurchase program.

     The Company commenced certain litigation in April 2003 against the City of Reno and other interested parties petitioning the Second Judicial District Court of Nevada to (i) review the City of Reno's decision to enter into an agreement for the acquisition and relocation of the Old Reno Casino in downtown Reno, (ii) condemn the real property occupied by the Old Reno Casino, (iii) declare the agreement null and void and (iv) preclude the City of Reno from condemning the real property. In February 2004, the parties entered into a settlement agreement, and the District Court dismissed the case in February 2004. The terms of the confidential settlement agreement included a restriction from relocating the former Old Reno Casino gaming license within an identified geographic area near the Company's Atlantis Casino Resort in Reno. The outcome of this litigation did not have a material impact on the financial statements of the Company.

     The Company is a defendant in various pending legal proceedings. In the opinion of management, all pending claims in such litigation will not, in the aggregate, have a material adverse effect on the Company's financial position or results of operations.

     In 2003, the Company entered into an option agreement with an affiliate of its controlling stockholders to purchase property in South Reno for development of a new hotel casino. Commencement of any development of the property will require completion of property due diligence and receipt of numerous approvals, including master plan changes and zone changes, neither of which can be assured. Through the current property owner, the Company has filed an application with the City of Reno for master plan change and zone change for 13 acres of the property.

     In 2004, we are planning construction of a new driveway that will be shared between the Atlantis and the adjacent Sierra Marketplace Shopping Center that is owned and controlled by affiliates of our controlling stockholders (the "Shopping Center"). A new traffic signal will be erected at mid-block on South Virginia Street, serving the new driveway. As part of this project, we have leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. We are also to use part of the common area of the Shopping Center and will pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for 3 five-year terms, and at the end of the

                                   -54-
extension period, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on a MAI Appraisal. The leased space will be used by us for pedestrian and vehicle access to the Atlantis, and we will have use of a portion of the parking spaces at the Shopping Center. We are responsible for two thirds of the construction costs of the project, up to a maximum of $1.2 million. We anticipate this project to be completed in Summer of 2004 (see Part III - ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 26, 2004).


NOTE 9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            2003
                            ---------------------------------------------------------------------
                             1st Quarter   2nd Quarter   3rd Quarter   4th Quarter      Total
                            ------------- ------------- ------------- ------------- -------------
Net revenues .............  $ 27,164,928  $ 29,075,070  $ 31,446,693  $ 28,263,822  $115,950,513
Operating expenses .......  $ 23,649,979  $ 24,863,622  $ 25,260,680  $ 24,966,879  $ 98,741,160
Income from operations ...  $  3,514,949  $  4,211,448  $  6,186,013  $  3,296,943  $ 17,209,353
Net income ...............  $  1,837,927  $  2,331,109  $  3,665,814  $  1,771,073  $  9,605,923
Income per share of
  common stock
    Basic ................        $ 0.19        $ 0.25        $ 0.39        $ 0.19        $ 1.02
    Diluted ..............        $ 0.19        $ 0.25        $ 0.39        $ 0.19        $ 1.02

                                                            2002
                            ---------------------------------------------------------------------
                             1st Quarter   2nd Quarter   3rd Quarter   4th Quarter      Total
                            ------------- ------------- ------------- ------------- -------------
Net revenues .............  $ 25,796,201  $ 27,628,872  $ 30,651,581  $ 26,960,916  $111,037,570
Operating expenses .......  $ 22,289,803  $ 22,850,271  $ 24,435,648  $ 24,266,348  $ 93,842,070
Income from operations ...  $  3,506,398  $  4,778,601  $  6,215,933  $  2,694,568  $ 17,195,500
Net income ...............  $  1,585,084  $  2,252,166  $  3,467,460  $  1,298,636  $  8,603,346
Income per share of
  common stock
    Basic ................        $ 0.17        $ 0.24        $ 0.37        $ 0.14        $ 0.91
    Diluted ..............        $ 0.17        $ 0.24        $ 0.36        $ 0.14        $ 0.90


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely

                                   -55-
decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 26, 2004.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 26, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information.


Plan Category            Number of securities   Weighted-average       Number of securities
                         to be issued upon      exercise price of      remaining available
                         exercise of            outstanding options,   for future issuance
                         outstanding options,   warrants and rights    under equity
                         warrants and rights                           compensation plans
                                                                       (excluding securities
                                                                       reflected in column (a))
                         (a)                    (b)                    (c)
---------------------    --------------------   --------------------   ------------------------
Equity compensation
plans approved by
security holders <F1>          112,481                  $6.07                 662,519

Equity compensation
plans not approved                  -                      -                       -
by security holders
                         --------------------   --------------------   ------------------------
Total                          112,481                  $6.07                 662,519

                                   -56-
<F1> Includes the 1993 Directors' Stock Option Plan, 1993 Employee Stock Option Plan and 1993
Executive Long-Term Incentive Plan, as amended.

     Additional information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 26, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 26, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     This information is incorporated by reference to the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 26, 2004.


                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements

             Included in Part II of this report:

             Report of Independent Auditors - Ernst & Young LLP

             Independent Auditors' Report - Deloitte & Touche LLP

             Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001.

             Consolidated Balance Sheets at December 31, 2003, and 2002.

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002, and 2001.

             Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

             Notes to Consolidated Financial Statements.













                                   -57-
          2. Financial Statements Schedules

                       VALUATION AND QUALIFYING ACCOUNTS

                                Balance at   Charged to                             Balance
                                beginning    costs and                              at end
Year ended December 31,         of year      expenses     Deductions<F1> Other      of year
-----------------------         ----------   ----------   ----------     -----     ----------
2001
Allowance for doubtful
  accounts...................    1,314,258    1,239,368   (1,628,543)       -         925,083
2002
Allowance for doubtful
  accounts...................      925,083      634,934     (672,052)       -         887,965
2003
Allowance for doubtful
  accounts...................      887,965      742,407     (599,754)       -       1,030,618

<F1> The Company reviews receivables monthly and accordingly adjusts the allowance for doubtful accounts monthly. The Company records actual uncollectible write-offs annually. The amount charged to Costs and Expenses reflects the bad debt expense recorded in the consolidated statement of income, while the amount recorded for Deductions reflects the adjustment to actual allowance for doubtful accounts reserve at the end of the period.

     (b)     Reports on Form 8-K

     On March 8, 2004, we filed a Current Report on Form 8-K reporting the payoff of the Original Credit Facility and the signing of the New Credit Facility.

     On February 20, 2004, we filed a Current Report on Form 8-K reporting that we had issued a press release announcing the results for the fiscal quarter and fiscal year ended December 31, 2003.

     On February 6, 2004, we filed a Current Report on Form 8-K reporting that we had issued a press release announcing the settlement of our lawsuit against the City of Reno and other interested parties we had commenced in April of 2003.

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

                                   -58-
      3.02 Bylaws of Monarch Casino & Resort, Inc., adopted June 14, 1993 are incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II, Item 16,
            Exhibit 3.02.

      3.03 Articles of Incorporation of Golden Road Motor Inn, Inc. filed March 6, 1973; Certificate Amending Articles of Incorporation of Golden Road Motor Inn, Inc. filed August 29, 1973; and Certificate of Amendment of Articles of Incorporation filed April 5, 1984 are incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-64556), Part II,
            Item 16, Exhibit 3.03.

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

     10.02 First Amendment to Construction and Reducing Revolving Credit Agreement, dated as of January 9, 1998, among Golden Road Motor Inn, Inc. as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi, and Behrouz Farahi as guarantors, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders, Swingline Lender and L/C Issuer is incorporated herein by reference to the Company's Form 10-K

                                   -59-
            report (SEC File 0-22088) for the fiscal year ended December 31, 1997, Item 14(c), Exhibit 10.02.

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

                                   -60-
            Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c), Exhibit 10.14.

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

                                   -61-
     10.16 Agreement dated November 3, 1999 between Golden Road Motor Inn, Inc. and First Security Leasing Company of Nevada is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended September 30, 2000, Item 6(a), Exhibit 10.02.

     10.17 Credit Agreement, dated as of February 20, 2004, among Golden Road Motor Inn, Inc. as Borrower, Monarch Casino & Resort, Inc., as Guarantor, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders and Swingline Lender is incorporated herein by reference to the Company's Form 8-K report (SEC File 0-22088) dated March 8, 2004, Exhibit 99.1.

     10.18 Lease Agreement and Option to Purchase dated as of January 29, 2004, between Golden Road Motor Inn, Inc. as Lessee and Biggest Little Investments, L.P. as Lessor is filed herewith.

     10.19 Purchase Option Agreement dated as of September 15, 2003 between South Hills Investment Company as Seller and Monarch Casino and Resort, Inc. as Buyer is filed herewith.

     21.01 Amended and Restated List of Subsidiaries of Monarch Casino & Resort, Inc. is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c), Exhibit 21.01.

     23.1   Consent of Ernst & Young LLP

     23.2   Consent of Deloitte & Touche LLP

     31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

     31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K.

     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K.















                                   -62-
                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)

Date: March 11, 2004                   By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature          Title                                   Date
     ------------------ -----------------------------------     ----
     /S/ JOHN FARAHI    Co-Chairman of the Board of Directors,  March 11, 2004
     ------------------ Chief Executive Officer (Principal
     John Farahi        Executive Officer) and Director

     /S/ BOB FARAHI     Co-Chairman of the Board of Directors,  March 11, 2004
     ------------------ President, and Director
     Bob Farahi

     /S/ BEN FARAHI     Co-Chairman of the Board of Directors,  March 11, 2004
     ------------------ Secretary, Treasurer, Chief Financial
     Ben Farahi         Officer (Principal Financial Officer
                        and Principal Accounting Officer) and
                        Director

     /S/ CRAIG. F.
         SULLIVAN       Director                                March 11, 2004
     ------------------
     Craig F. Sullivan

     /S/ RONALD R.
         ZIDECK         Director                                March 11, 2004
     ------------------
     Ronald R. Zideck

     /S/ CHARLES W.
         SCHARER        Director                                March 11, 2004
     ------------------
     Charles W. Scharer

                                   -63-
                                                                   EXIBIT 31.1

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ben Farahi, Chief Financial Officer of Monarch Casino & Resort, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Monarch Casino & Resort, Inc., a Nevada Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control and reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 11, 2004

By: /s/ Ben Farahi
    ---------------
        Ben Farahi
        Chief Financial Officer, Secretary and Treasurer


                                   -64-
                                                                  EXHIBIT 31.2

I, John Farahi, Chief Executive Officer of Monarch Casino & Resort, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Monarch Casino & Resort, Inc., a Nevada Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control and reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: March 11, 2004

By: /s/ John Farahi
    ---------------
        John Farahi
        Chief Executive Officer



                                   -65-
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

                                   -66-
     10.03  Second Amendment to Construction and Reducing Revolving Credit
            Agreement, dated as of June 12, 1998, among Golden Road Motor Inn,
            Inc. as Borrower, Monarch Casino & Resort, Inc., John Farahi,
            Bahram Farahi, and Behrouz Farahi as guarantors, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders, Swingline Lender and L/C Issuer is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended June 30, 1998, Item 6(a), Exhibit 10.01.

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

     10.10  Schedule to Master Loan Agreement, dated as of April 1, 1999;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.15.






                                   -67-
     10.11  Schedule to Master Loan Agreement, dated as of April 19, 1999;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.16.

     10.12  Schedule to Master Loan Agreement, dated as of May 5, 1999;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.17.

     10.13  Schedule to Master Loan Agreement, dated as of May 24, 1999;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.18.

     10.14  Schedule to Master Loan Agreement, dated as of June 23, 1999;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.19.

     10.15  Agreement dated November 3, 1999 between Golden Road Motor Inn,
            Inc. and First Security Leasing Company of Nevada is incorporated herein by reference to the Company's Form 10-Q report (SEC File
            0-22088) for the fiscal quarter ended September 30, 2000, Item
            6(a), Exhibit 10.01.

     10.16  Agreement dated November 3, 1999 between Golden Road Motor Inn,
            Inc. and First Security Leasing Company of Nevada is incorporated herein by reference to the Company's Form 10-Q report (SEC File
            0-22088) for the fiscal quarter ended September 30, 2000, Item
            6(a), Exhibit 10.02.

     10.17  Credit Agreement, dated as of February 20, 2004, among Golden Road
            Motor Inn, Inc. as Borrower, Monarch Casino & Resort, Inc., as
            Guarantor, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders and Swingline
            Lender is incorporated herein by reference to the Company's Form
            8-K report (SEC File 0-22088) dated March 8, 2004, Exhibit 99.1.

      10.18  Lease Agreement and Option to Purchase dated as of January 29,
            2004, between Golden Road Motor Inn, Inc. as Lessee and Biggest
            Little Investments, L.P. as Lessor is filed herewith.

     10.19  Purchase Option Agreement dated as of September 15, 2003 between
            South Hills Investment Company as Seller and Monarch Casino and
            Resort, Inc. as Buyer is filed herewith.

     21.01  Amended and Restated List of Subsidiaries of Monarch Casino &
            Resort, Inc. is incorporated herein by reference to the Company's
            Form 10-K report (SEC File 0-22088) for the fiscal year ended
            December 31, 1999, Item 14(c), Exhibit 21.01.

                                   -68-
     23.1   Consent of Ernst & Young LLP

     23.2   Consent of Deloitte & Touche LLP

     31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

     31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002













































                                   -69-

EXHIBIT 23.1








                       CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement Nos. 333-85412, 333-85418 and 333-85420 pertaining to the Employees Savings Plans of Monarch Casino & Resort, Inc. of our report dated February 13, 2004, except for
Note 5, as to which the date is February 20, 2004, with respect to the Consolidated Financial Statements and schedules of Monarch Casino & Resort, Inc. included in the 2003 Annual Report on Form 10-K for the year ended December 31, 2003.



                                                         /s/ Ernst & Young LLP

Las Vegas, Nevada
February 13, 2004, except for Note 5, as to which the date is February 20, 2004































                                   -70-




EXHIBIT 23.2








INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in Registration Statement Nos. 333-85412, 333-85418 and 333-85420 of Monarch Casino & Resort, Inc., on
Form S-8 of our report dated February 18, 2003, appearing in this Annual Report on Form 10-K of Monarch Casino & Resort, Inc., for the year ended December 31, 2003.


/s/ Deloitte & Touche LLP

Reno, Nevada
March 8, 2004
































                                   -71-
EXHIBIT 32.1

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report on Form 10-K of Monarch Casino & Resort, Inc., (the "Company") for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition of the Company as of the dates indicated and result of operations of the Company for the periods indicated.




                                    /S/ JOHN FARAHI
                                    ---------------
                                        John Farahi
                                        Chief Executive Officer

                                        March 11, 2004


























                                   -72-
EXHIBIT 32.2

                        18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report on Form 10-K of Monarch Casino & Resort, Inc., (the "Company") for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ben Farahi, Chief Financial Officer, Secretary and Treasurer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition of the Company as of the dates indicated and result of operations of the Company for the periods indicated.




                                    /S/ BEN FARAHI
                                    --------------
                                        BEN FARAHI
                                        Chief Financial Officer, Secretary and
                                        Treasurer

                                        March 11, 2004


























                                   -73-