Form 10-Q
period 2004-03-31
MONARCH CASINO & RESORT INC
filed 2004-05-11
CIK 907242

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 7, 2004, there were 9,368,526 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.




TABLE OF CONTENTS

                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Income for the
         three months ended March 31, 2004 and 2003 (unaudited)......... 3

        Condensed Consolidated Balance Sheets at
         March 31, 2004 (unaudited) and December 31, 2003................4

        Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2004 and 2003 (unaudited)......... 6

        Notes to Condensed Consolidated Financial Statements (unaudited) 7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................  12

Item 3. Quantitative and Qualitative Disclosures About Market Risk....  20

Item 4. Controls and Procedures.......................................  20


PART II - OTHER INFORMATION

Item 5. Legal Proceedings.............................................  21

Item 6. Exhibits and Reports on Form 8-K..............................  21


        Signatures....................................................  22

        Certifications................................................  23

        Exhibit 99.01 Certification of John Farahi pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.................  25

        Exhibit 99.02 Certification of Ben Farahi pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.................  26

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended
                                                          March 31,
                                               ----------------------------
                                                    2004            2003
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Revenues
  Casino...................................... $ 19,902,851    $ 17,739,705
  Food and beverage...........................    8,825,823       8,211,408
  Hotel.......................................    5,518,305       4,716,178
  Other.......................................      863,030         885,745
                                               ------------    ------------
     Gross revenues...........................   35,110,009      31,553,036
  Less promotional allowances.................   (4,624,031)     (4,385,108)
                                               ------------    ------------
     Net revenues.............................   30,485,978      27,167,928
                                               ------------    ------------
Operating expenses
  Casino......................................    7,440,671       7,126,103
  Food and beverage...........................    4,391,722       4,123,738
  Hotel.......................................    2,067,987       1,645,979
  Other.......................................      318,463         304,566
  Selling, general, and administrative........    8,519,406       7,852,184
  Depreciation and amortization...............    3,003,359       2,600,409
                                               ------------    ------------
     Total operating expenses.................   25,741,608      23,652,979
                                               ------------    ------------
     Income from operations...................    4,744,370       3,514,949

Other expense
  Interest expense............................     (429,961)       (449,880)
  Stockholder guarantee fee expense...........     (136,164)       (281,342)
                                               ------------    ------------
     Total other expense......................     (566,125)       (731,222)
                                               ------------    ------------
     Income before income taxes...............    4,178,245       2,783,727
Provision for income taxes....................    1,420,000         945,800
                                               ------------    ------------
     Net income...............................  $ 2,758,245    $  1,837,927
                                               ============    ============

  Earnings per share of common stock
   Net income
    Basic.....................................  $      0.30    $       0.19
    Diluted...................................  $      0.29    $       0.19

  Weighted average number of common
    shares and potential common
    shares outstanding
      Basic...................................    9,344,736       9,468,308
      Diluted.................................    9,382,256       9,503,599


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,      December 31,
                                                         2004            2003
                                                    -------------    -------------
                                                     (Unaudited)
                      ASSETS

Current assets
  Cash............................................  $  11,076,465    $   9,711,310
  Receivables, net................................      2,927,622        2,818,727
  Federal income tax refund receivable............             -           756,698
  Inventories.....................................      1,154,203        1,245,967
  Prepaid expenses................................      2,291,960        2,234,773
  Deferred income taxes...........................        542,457          542,457
                                                    -------------    -------------
     Total current assets.........................     17,992,707       17,309,932
                                                    -------------    -------------
Property and equipment
  Land............................................     10,339,530       10,339,530
  Land improvements...............................      3,226,913        3,226,913
  Buildings.......................................     78,955,538       78,955,538
  Building improvements...........................      6,364,841        6,304,642
  Furniture and equipment.........................     64,847,425       63,230,354
                                                    -------------    -------------
                                                      163,734,247      162,056,977
  Less accumulated depreciation and amortization..    (64,627,410)     (63,618,047)
                                                    -------------    -------------
     Net property and equipment...................     99,106,837       98,438,930
                                                    -------------    -------------

Other assets, net.................................        478,003          128,263
                                                    -------------    -------------
     Total assets.................................  $ 117,577,547    $ 115,877,125
                                                    =============    =============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,      December 31,
                                                         2004            2003
                                                    -------------    -------------
                                                     (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt............  $   6,574,981    $   6,059,591
  Accounts payable................................      8,204,153        8,407,887
  Accrued expenses................................      5,766,059        6,707,257
  Federal income taxes payable....................        584,462               -
                                                    -------------    -------------
     Total current liabilities....................     21,129,655       21,174,735

Long-term debt, less current maturities...........     39,900,000       41,125,000

Deferred income taxes.............................      4,933,427        4,854,587

Commitments and contingencies.....................

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.................             -                -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,365,476 outstanding at 03/31/2004,
   9,340,328 outstanding at 12/31/2003............         95,363           95,363
  Additional paid-in capital......................     17,381,548       17,432,635
  Treasury stock,
   170,799 shares at 03/31/2004, 195,947 shares
   at 12/31/2003, at cost.........................     (1,253,110)      (1,437,614)
  Retained earnings...............................     35,390,664       32,632,419
                                                    -------------    -------------
     Total stockholders' equity...................     51,614,465       48,722,803
                                                    -------------    -------------
     Total liabilities and stockholders' equity...  $ 117,577,547    $ 115,877,125
                                                    =============    =============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                   2004            2003
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $  2,758,245    $  1,837,927
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............    3,003,359       2,600,409
    Amortization of deferred loan costs.......      105,084          44,857
    Provision for bad debt....................      100,120         172,668
    Loss (gain) on disposal of assets.........       98,606          (3,000)
    Deferred income taxes.....................       78,840         475,513
  Changes in assets and liabilities
    Receivables, net..........................      547,683        (118,191)
    Inventories...............................       91,764         178,197
    Prepaid expenses..........................      (57,187)       (104,080)
    Other assets..............................     (454,823)          2,671
    Accounts payable..........................     (203,734)       (933,102)
    Accrued expenses and federal income
      taxes payable...........................     (356,736)       (179,535)
                                               ------------    ------------
     Net cash provided by
      operating activities....................    5,711,221       3,974,334
                                               ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets................        5,230           3,000
  Acquisition of property and equipment.......   (3,775,103)       (542,997)
                                               ------------    ------------
     Net cash used in investing activities....   (3,769,873)       (539,997)
                                               ------------    ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options.....      133,417          83,125
  Proceeds from long-term borrowings..........   46,400,000              -
  Principal payments on long-term debt........  (47,109,610)     (4,536,206)
  Purchase of Monarch Common Stock............           -       (1,427,400)
                                               ------------    ------------
     Net cash used in
      financing activities....................     (576,193)     (5,880,481)
                                               ------------    ------------

     Net increase (decrease) in cash..........    1,365,155      (2,446,144)

Cash at beginning of period...................    9,711,310       9,961,484
                                               ------------    ------------
Cash at end of period......................... $ 11,076,465    $  7,515,340
                                               ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest...................... $    542,974    $    424,878
  Cash paid for income taxes.................. $    120,000    $    286,612

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase
  of property and equipment in the
  following amounts........................... $         -      $  212,453

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

Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2004 and March 31, 2003 are unaudited. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003. The results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other period.

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

Reclassifications

     Certain amounts in the 2003 first quarter unaudited condensed consolidated financial statements have been reclassified to conform with the 2004 presentation. These reclassifications had no effect on the previously reported net income.

Self-insurance Reserves

     The Company reviews self-insurance reserves at least quarterly. The amount of reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reviewing reports prepared by third party plan administrators for any significant unpaid claims. The reserve is accrued at an amount that approximates amounts needed to pay both reported and unreported claims as of the balance sheet dates, which management believes are adequate.

Stockholder Guarantee Fees

     All of the Company's bank debt was personally guaranteed by the Company's three largest stockholders since the inception of our original Loan Agreement on December 29, 1997. Effective January 1, 2001, until February 20, 2004, the Company compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount. During the three months ended March 31, 2004 and 2003, the Company recorded interest expense in the amount of approximately $136 thousand and $281 thousand in guarantee fees, respectively.

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

Stock Based Compensation

     The Company maintains three stock option plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its plans. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company had elected to recognize compensation cost on the fair market value at the grant dates for awards under the stock option plans, consistent with the method prescribed by Statement of Financial Accounting Standards ("SFAS No. 123"), "Accounting for Stock-Based Compensation," (and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which the Company adopted for the fiscal quarter ended March 31, 2004), net income and income per share would have been changed to the pro forma amounts indicated below:


                                       Three Months ended March 31,
                                       -----------------------------
                                          2004              2003
                                       ----------        -----------
Net income, as reported                $2,758,245        $1,837,927
Stock based employee compensation
  expensed determined under the fair
  value based method for all awards,
  net of related income tax effects        (2,934)          (18,889)
                                       -----------       -----------
Pro forma net income                   $2,755,311        $1,819,038
                                       ===========       ===========
Basic earnings per share
  As reported                          $     0.30        $     0.19
  Pro forma                            $     0.29        $     0.19

Diluted earnings per share
  As reported                          $     0.29        $     0.19
  Pro forma                            $     0.29        $     0.19

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

Certain Risks and Uncertainties

     A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Company's operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that gave Indian tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment. Several Native American casinos have opened in Northern California since passage of the constitutional amendment. A large Native American casino facility opened in the Sacramento area, one of our primary feeder markets, in June of 2003. Other new Native American casinos are under construction in the northern California market, as well as other markets the Company currently serves, that could have an impact on the Company's financial position and results of operations.

     In addition, the Company relies on non-conventioneer visitors partially comprised of individuals flying into the Reno area. The ?War on Terrorism,? combined with the ongoing situation in Iraq and the threat of further terrorist attacks could have an adverse effect on the Company's revenues from this segment. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that created economic and business uncertainties, especially for the travel and tourism industry.
The potential for future terrorist attacks, the national and international responses, and other acts of war or hostility including the ongoing war with Iraq, have created economic and political uncertainties that could materially adversely affect our business, results of operations, and financial condition in ways we cannot predict.


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

                                   Three Months ended March 31,
                                -----------------------------------
                                      2004               2003
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,345    $ 0.30    9,468    $ 0.19
     Effect of dilutive
      stock options............     37     (0.01)      36       -
                                ------   -------   ------   -------
     Diluted...................  9,382    $ 0.29    9,504    $ 0.19
                                ======   =======   ======   =======

     Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price and their effects would be anti-dilutive in the computation of diluted earnings per share.


NOTE 4.     RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the FASB issued interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of FIN 46 is to improve the financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company has determined that all variable interest entities it holds at March 31, 2004, do not require consolidation under the provisions of FIN 46 as the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity's residual returns.


NOTE 5.     RELATED PARTY TRANSACTIONS

     The three principal stockholders of the Company, through their affiliates, control the ownership and management of a shopping center directly adjacent to the Atlantis (the "Shopping Center"). The Shopping Center occupies 18.7 acres and consists of approximately 213,000 square feet of retail space. The Company currently rents various spaces totaling approximately 8,100 square feet in the Shopping Center which it uses as office space, and pays rent of approximately $6,100 per month.

     In addition, currently under construction is a new driveway that will be shared between the Atlantis and the Shopping Center. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. The Company is also to use part of the common area of the Shopping Center and will pay its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on a MAI Appraisal. The leased space will be used by the Company for pedestrian and vehicle access to the Atlantis, and the Company will have use of a portion of the parking spaces at the Shopping Center. The Company is responsible for two thirds of the construction costs of the project, up to a maximum of $1.2 million. The Company anticipates this project will be completed in the third quarter of 2004, at which time it will begin paying rent and common area charges for its leased space.

     On September 23, 2003, the Company entered into an option agreement with an affiliate of its controlling stockholders to purchase property in South Reno for development of a new hotel casino. Commencement of any development of the property will require completion of property due diligence and receipt of numerous approvals, including master plan changes and zoning changes, neither of which can be assured. The Company, through the current property owner, has filed an application with the City of Reno for both master plan and zoning changes for 13 acres of the property.


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

     Our sole operating asset, the Atlantis, is a hotel/casino resort located in Reno, Nevada. Our business strategy is to maximize the Atlantis' revenues, operating income and cash flow primarily through our casino, our food and beverage operations and our hotel operations. We derive our revenues by appealing to middle to upper-middle income Reno residents, emphasizing slot machine play in our casino. We capitalize on the Atlantis' location for locals, tour and travel visitors and conventioneers, offer exceptional service, value and an appealing theme to our guests. Our hands-on management style focuses on customer service and cost efficiencies.

     Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.

OPERATING RESULTS SUMMARY

     During the first quarter of 2004, we exceeded all previously reported first quarter casino revenues, hotel revenues, net revenues, net income and earnings per share.

                                           Three Months            Percentage
                                          ended March 31,     Increase / (Decrease)
                                          ---------------    ----------------------
                                           2004     2003     First Quarter 04 vs 03
                                          ------   ------    ----------------------
(In millions, except earnings per share
 and percentages)

Casino revenues.........................  $ 19.9   $ 17.7             12.2%
Food and beverage revenues..............     8.8      8.2              7.5%
Hotel revenues..........................     5.5      4.7             17.0%
Other revenues..........................     0.9      0.9             (2.6)%

Net revenues............................    30.5     27.2             12.2%
Income from operations..................     4.7      3.5             35.0%

Net income..............................     2.8      1.8             50.1%

Earnings per share - diluted............    0.29     0.19             52.6%

Operating margin........................   15.6%    12.9%             2.7 pts

     Some significant items that affected our first quarter results in 2004 are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the Liquidity and Capital Resources section.

     - Gross revenues increased 11.3% in the first quarter of 2004 over the first quarter of 2003 driven by significant increases in casino (12.2%), food and beverage (7.5%) and hotel (17.0%) revenue centers, while promotional allowances increased only 5.4%. This resulted in a 12.2% increase in net revenues. Operating expenses increased only 8.8% resulting in a 35.0% increase in and an approximate 49% flowthrough to income from operations.

     - Our interest and stockholder guarantee fee expenses during the first quarter of 2004 decreased approximately $165 thousand, or 22.6%, as compared to the first three months of 2003. The decrease was mainly due to the elimination of our stockholder guarantee fee expense in late February 2004. Under our New Credit Facility (as defined in "The Credit Facility" below), our controlling stockholders no longer provide personal guarantees as required under the Original Credit Facility (as defined). The Company, therefore, no longer pays the corresponding stockholder guarantee fee.

CAPITAL SPENDING AND DEVELOPMENT

     Capital expenditures at the Atlantis totaled approximately $3.8 million and $755 thousand during the first quarters of 2004 and 2003, respectively. During the first quarter ended March 31, 2004, our capital expenditures consisted primarily of renovations to our second tower hotel rooms and suites, the installation of a new slot player tracking system and continued acquisitions of and upgrades to gaming equipment. During last year's first quarter, capital expenditures consisted primarily of casino re-carpeting and continued acquisitions of, and upgrades to, gaming equipment.

     Future cash needed to finance ongoing maintenance capital spending is expected to be made available from operating cash flow, the Credit Facility (see "Liquidity and Capital Resources - THE CREDIT FACILITY" below) and, if necessary, additional borrowings.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month
  Periods Ended March 31, 2004 and 2003

     For the three month period ended March 31, 2004, the Company earned net income of $2.8 million, or $0.29 per diluted share, on net revenues of $30.5 million, an increase from net income of $1.8 million, or $0.19 per diluted share, on net revenues of $27.2 million for the three months ended March 31, 2003. Income from operations for the three months ended March 31, 2004 totaled $4.7 million, a 35.0% increase when compared to the $3.5 million for the same period in 2003. Both net revenues and net income for the first quarter of 2004 represent new first quarter records for the Company. Net revenues increased 12.2%, and net income increased 50.1% when compared to last year's first quarter. In the Reno-area market, the January through March period encompassing the Company's first quarter has traditionally been marked by weather-related seasonality, with winter storms producing moderate to severe travel delays and difficulties for visitors to the region. Due to the relatively mild winter, management believes that the impact of the weather this year was, once again, relatively minor as it was last year.

     Casino revenues totaled $19.9 million in the first quarter of 2004, a 12.2% increase from the $17.7 million in the first quarter of 2003, reflecting increases in the volume of play at the Atlantis. Slot revenues were up 12.5% in the first quarter of 2004 compared to the first quarter of 2003 due to an increase in the volume of slot machine play. Table game revenue increased 9.7%, while poker room revenue increased 50.9% in the first quarter of 2004 compared to the first quarter of 2003 due to increases in the volumes of play. Keno revenue increased 12.3% in the first quarter 2004 compared to the first quarter 2003. The increase was due to a 12.3% increase in keno write offset partially by a slightly lower hold percentage in the first quarter of 2004 compared to the first quarter 2003. Casino operating expenses amounted to 37.4% of casino revenues in the first quarter of 2004, compared to 40.2% in the first quarter of 2003, with the difference due primarily to reduced payroll and benefit expenses, reduced complimentaries and more efficient operations.

     Food and beverage revenues totaled $8.8 million in the first quarter of 2004, a 7.5% increase from the $8.2 million in the first quarter of 2003, due primarily to a 1.5% increase in the average revenue per food cover combined with an approximate 7.6% increase in the retail prices of beverages served relative to the first quarter of 2003. The balance of the increase in food and beverage revenues was from an increase in the number of food covers served during the quarter. Food and beverage operating expenses amounted to 49.8% of food and beverage revenues during the first quarter of 2004, compared to 50.2% in the first quarter of 2003. The improved margin was primarily due to more efficient operations achieved through reduced average cost of sales, reduced payroll and benefit costs as a percentage of revenue and reduced variable operating expenses.

     Hotel revenues were $5.5 million for the first quarter of 2004, an increase of 17.0% from the $4.7 million reported in the 2003 first quarter. This increase was the result of increases in both the average daily room rate
(ADR) and hotel occupancy. The first quarter 2004 increase is also moderately affected by the Beauty Salon which opened in October 2003. Both first quarters' 2004 and 2003 revenues also included a $3 per occupied room energy surcharge. During the first quarter of 2004, the Atlantis experienced a 90.7% occupancy rate, up from an 89.1% occupancy rate for the same period in 2003. The Atlantis' ADR was $59.76 in the first quarter of 2004 compared to $53.31 in the first quarter of 2003. Hotel operating expenses as a percent of hotel revenues increased to 37.5% in the 2004 first quarter, compared to 34.9% in the 2003 first quarter. The reduced margin is primarily due to increased expenses related to the remodeling and renovation of our second hotel tower during the first quarter of 2004.

     Promotional allowances increased to $4.6 million in the first quarter of 2004 compared to $4.4 million in the first quarter of 2003. The increase is attributable to continued efforts to generate additional revenues. Although dollar amounts increased, promotional allowances as a percentage of gross revenues declined to 13.2% of gross revenues during the first quarter of 2004, from 13.9% in the first quarter of 2003.

     Other revenues decreased 2.6% to $863 thousand in the 2004 first quarter compared to $886 thousand in the same period last year. The decrease reflects an approximate $99 thousand loss on disposal of assets which offsets an approximate 13.8% increase in gift and sundries retail shops. The entertainment fun center revenue decreased 8.7% in the first quarter of 2004 compared to the first quarter of 2003. Other expenses in the 2004 first quarter increased to 36.9% of other revenues, from 34.4% in the 2003 first quarter, which is directly the result of the approximate $99 thousand loss on disposal of assets.

     Depreciation and amortization expense was $3.0 million in the first quarter of 2004, up 15.5% compared to $2.6 million in the same period last year.

     Selling, general and administrative (SG&A) expenses amounted to $8.5 million in the first quarter of 2004, an increase from $7.9 million in the first quarter of 2003 due primarily to an increase in payroll and benefit related costs and property improvement and renovation costs. As a percentage of net revenues, SG&A expenses declined to 27.9% in the first quarter of 2004 as compared to 28.9% in the first quarter of 2003.

     Interest expense for the 2004 first quarter totaled $566 thousand, a decrease of 22.6%, from $731 thousand in the 2003 first quarter. The decrease reflects the Company's reduction in debt outstanding and lower applicable interest rates. Interest expense for both the quarters ended March 31, 2004 and 2003 included guarantee fees paid to the three principal stockholders of the Company. Effective January 2001, until February 2004, the Company compensated the three principal stockholders of the Company for their personal guarantees of the Company's outstanding bank debt at the rate of 2% per annum of the quarterly average outstanding bank debt. These guarantee expenses totaled approximately $136 thousand and $281 thousand in the first quarters of 2004 and 2003, respectively. The individuals who guaranteed the Company's Original Credit Facility (defined in "The Credit Facility" below) were not required to provide such guarantees for the New Credit Facility (also defined in "The Credit Facility" below) and, therefore, the Company will no longer be required to pay such fees in the future.


LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our daily hotel and casino activities with net cash provided by operating activities.

     For the three months ended March 31, 2004, net cash provided by operating activities totaled $5.7 million, an increase of 43.7% compared to the same period last year. Net cash used in investing activities totaled $3.8 million and $540 thousand in the first quarters ended March 31, 2004 and 2003, respectively. During the first quarters of 2004 and 2003, net cash used in investing activities was used primarily in the purchase of property and equipment. Net cash used in financing activities totaled $576 thousand for the first quarter of 2004, compared to $5.9 million for the same period last year, as the Company refinanced its credit facility during the first quarter of 2004, simultaneously paying off old debt and acquiring new debt. During the first quarter of 2003, the Company used funds in the amount of approximately $1.4 million to repurchase Monarch common stock. As a result, at March 31, 2004, the Company had a cash balance of $11.1 million, compared to $7.5 million at March 31, 2003 and $9.7 million at December 31, 2003.

     The Company has a reducing revolving credit facility with a group of banks (see "THE CREDIT FACILITY" below). At March 31, 2004, the total balance outstanding on the Credit Facility was $46.4 million.

OFF BALANCE SHEET ARRANGEMENTS

     Currently under construction is a new driveway that will be shared between the Atlantis and a shopping center directly adjacent to the Atlantis, and which is controlled by our controlling shareholders (the "Shopping Center"). As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. The Company is also to use part of the common area of the Shopping Center and will pay its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on a MAI Appraisal. The leased space will be used by the Company for pedestrian and vehicle access to the Atlantis, and the Company will have use of a portion of the parking spaces at the Shopping Center. The Company is responsible for two thirds of the construction costs of the project, up to a maximum of $1.2 million. The Company anticipates this project will be completed in summer 2004.

     On September 23, 2003, the Company entered into an option agreement with an affiliate of its controlling stockholders to purchase property in South Reno for development of a new hotel casino. Commencement of any development of the property will require completion of property due diligence and receipt of numerous approvals, including master plan changes and zoning changes, neither of which can be assured. The Company, through the current property owner, has filed application with the City of Reno for master plan and zoning changes for 13 acres of the property.

Critical Accounting Policies

     A description of our critical accounting policies and estimates can be found in Item 7 of our 2003 Form 10-K. For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2003 Form 10-K filed on March 12, 2004.


OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

     The constitutional amendment approved by California voters in 1999 allowing the expansion of Indian casinos in California has had an impact on casino revenues in Nevada in general, and many analysts have continued to predict the impact will be more significant on the Reno-Lake Tahoe market. The extent of this continued impact is difficult to predict, but the Company believes that the impact on the Company will continue to be mitigated to some extent due to the Atlantis' emphasis on Reno-area residents as a significant base of its business, as well as its proximity to the Reno-Sparks Convention Center. However, if other Reno-area casinos continue to suffer business losses due to increased pressure from California Indian casinos, they may intensify their marketing efforts to Reno-area residents as well.

     The Company also believes that unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key non-Reno marketing areas, such as San Francisco or Sacramento, could have a material adverse effect on its business.

     There are currently two initiatives in California that, if passed, will increase the number of gaming devices in that state. The passage of either initiative, or both, could have a material adverse effect on the Company?s results of operations and, as a result, its financial condition.

COMMITMENTS AND CONTINGENCIES

     Contractual cash obligations for the Company as of March 31, 2004 over the next five years are as follows:

                                           Payments Due by Period
                            ---------------------------------------------------------------
Contractual Cash                         Less than      1 to 3      4 to 5       More than
Obligations                  Total         1 year       years        years        5 years
                            ---------------------------------------------------------------
Long-Term debt              $46,474,981  $ 6,574,981  $13,000,000  $26,900,000  $       -
Operating Leases (1)          6,797,409    1,577,094      780,315      740,000   3,700,000
Purchase Obligations (2)      3,100,000    3,100,000           -            -           -
                            -----------  -----------  -----------  -----------  -----------
Total Contractual Cash      $56,372,390  $11,252,075  $13,780,315  $27,640,000  $3,700,000
Obligations

(1) Operating leases include an up-to $1.2 million one-time construction cost in 2004 representing our portion of the new driveway, and approximately $370,000 per year in lease and common expense payments to the shopping center adjacent to the Atlantis (see Capital Spending and Development).

(2) Our open purchase order commitments total approximately $3.1 million. Of the total purchase order commitments, approximately $2.0 million are cancelable by the Company upon providing a 30-day notice.

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

     The Company believes that its existing cash balances, cash flow from operations, reducing revolving credit facility and availability of equipment financing, if necessary, will provide the Company with sufficient resources to fund its operations, meet its existing debt obligations, and fulfill its capital expenditure requirements; however, the Company's operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating planned capital expenditures, selling assets, restructuring debt, or obtaining additional equity capital.

THE CREDIT FACILITY Until February 20, 2004, we had a reducing revolving term loan credit facility with a consortium of banks that was to expire on June 30, 2004, and in the original amount of $80 million but that had been reduced to $46 million at payoff (the "Original Credit Facility").

     On February 20, 2004, the Original Credit Facility was refinanced (the "New Credit Facility") for $50 million, which included the $46 million payoff of the unpaid balance of the Original Credit Facility. The amount of the New Credit Facility, which is also a reducing revolving facility, may be increased by up to $30 million on a one-time basis and, if requested by us, before the second anniversary of the closing date, as defined. At our option, borrowings under the New Credit Facility will accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by us will include a margin added to either the Base Rate or to LIBOR that is tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin can vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and
2.50 percent above LIBOR (under the Original Credit Facility, this margin varied between 0.00 percent and 2.00 percent above the Base Rate, and between
1.50 percent and 3.50 percent above LIBOR). At March 31, 2004, the applicable margin was the Base Rate plus 0.75%, and the applicable LIBOR margin was LIBOR plus 2.0%. At March 31, 2004, the Base Rate was 4.00% and the LIBOR rate was 1.09%. At March 31, 2004, the Company had no Base Rate loans outstanding and had one LIBOR loan outstanding totaling $46.4 million, for a total obligation of $46.4 million.

     We may utilize proceeds from the New Credit Facility for working capital needs and general corporate purposes relating to the Atlantis and for ongoing capital expenditure requirements at the Atlantis.

     The New Credit Facility is secured by liens on substantially all of the real and personal property of the Atlantis, and is guaranteed by Monarch. The Original Credit Facility was guaranteed individually by certain controlling stockholders of the Company. These individuals were not required to provide any personal guarantees for the New Credit Facility and, therefore, going forward, we will no longer incur guarantee fee expenses.

     The New Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of our assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets, and make certain investments. The New Credit Facility also contains covenants requiring us to maintain certain financial ratios, and provisions restricting transfers between Monarch and its affiliates. The New Credit Facility also contains provisions requiring the achievement of certain financial ratios before we can repurchase our common stock. We currently meet such ratio requirements and we do not consider the covenants to restrict our operations.

     The maturity date of the New Credit Facility is February 23, 2009. Beginning June 30, 2004, the maximum principal available under the Credit Facility will be reduced over five years by an aggregate of $30.875 million in equal increments of $1.625 million per quarter with the remaining balance due at the maturity date. We may prepay borrowings under the New Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid under the New Credit Facility may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available. We may also permanently reduce the maximum principal available under the New Credit Facility at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand. We also benefited from a reduced loan amortization schedule, from $3 million per quarter under the Original Credit Facility to $1.625 million per quarter under the New Credit Facility.

     We paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the term of the New Credit Facility using the straight-line method.

     SHORT-TERM DEBT. At March 31, 2004, we had approximately $75 thousand outstanding in slot purchase contracts. These contracts have original terms of 12 months or less and do not bear any interest.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of March 31, 2004 that are subject to market risks.

     We have substantial variable interest rate debt in the amount of approximately $46.4 million as of March 31, 2004, and $55.3 million as of March 31, 2003, which is subject to market risks.

     A one-point increase in interest rates would have resulted in an increase in interest expense of approximately $117 thousand in the first quarter of 2004 and $143 thousand in the first quarter of 2003.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

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



                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)


Date:  May 7, 2004                    By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer, and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Farahi, Chief Executive Officer of Monarch Casino & Resort, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Monarch Casino & Resort, Inc., a Nevada Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control and reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: May 7, 2004

By: /s/ John Farahi
    ---------------
        John Farahi
        Chief Executive Officer

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ben Farahi, Chief Financial Officer of Monarch Casino & Resort, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Monarch Casino & Resort, Inc., a Nevada Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control and reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: May 7, 2004

By: /s/ Ben Farahi
    ---------------
        Ben Farahi
        Chief Financial Officer, Secretary and Treasurer

                                                                 EXHIBIT 99.01

                        MONARCH CASINO & RESORT, INC.
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 7, 2004

By: /s/ JOHN FARAHI
    ---------------
        John Farahi
        Chief Executive Officer

                                                                 EXHIBIT 99.02

                        MONARCH CASINO & RESORT, INC.
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ben Farahi, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 7, 2004

By: /s/ BEN FARAHI
    ---------------
        Ben Farahi
        Chief Financial Officer