Form 10-Q
period 2004-06-30
MONARCH CASINO & RESORT INC
filed 2004-08-13
CIK 907242

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 12, 2004, there were 9,378,024 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.




TABLE OF CONTENTS

                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Income for the
         three and six months ended June 30, 2004 and 2003 (unaudited)..  3

        Condensed Consolidated Balance Sheets at
         June 30, 2004 (unaudited) and December 31, 2003................  4

        Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 2004 and 2003 (unaudited)............  6

        Notes to Condensed Consolidated Financial Statements (unaudited)  7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................... 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 21

Item 4. Controls and Procedures......................................... 22


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders............. 22

Item 6. Exhibits and Reports on Form 8-K................................ 23


        Signatures...................................................... 23

        Certifications.................................................. 24

        Exhibit 99.01 Certification of John Farahi pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002................... 26

        Exhibit 99.02 Certification of Ben Farahi pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002................... 27

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                          Three Months Ended            Six Months Ended
                                                June 30,                     June 30,
                                      --------------------------    --------------------------
                                          2004          2003            2004          2003
                                      ------------  ------------    ------------  ------------
Revenues
  Casino............................. $ 20,944,838  $ 18,614,452    $ 40,847,689  $ 36,354,157
  Food and beverage..................    9,440,893     8,736,201      18,266,716    16,947,609
  Hotel..............................    6,434,299     5,507,037      11,952,604    10,223,215
  Other..............................      945,812       989,068       1,808,842     1,871,813
                                      ------------  ------------    ------------  ------------
     Gross revenues..................   37,765,842    33,846,758      72,875,851    65,396,794
  Less promotional allowances........   (5,051,841)   (4,771,688)     (9,675,872)   (9,156,796)
                                      ------------  ------------    ------------  ------------
     Net revenues....................   32,714,001    29,075,070      63,199,979    56,239,998
                                      ------------  ------------    ------------  ------------
Operating expenses
  Casino.............................    7,666,678     7,358,723      15,107,349    14,484,826
  Food and beverage..................    4,817,753     4,475,173       9,209,475     8,598,911
  Hotel..............................    1,988,888     1,738,320       4,056,875     3,384,299
  Other..............................      376,191       308,676         694,654       613,242
  Selling, general and
   administrative....................    8,335,670     8,266,310      16,855,076    16,115,494
  Depreciation and amortization......    2,636,131     2,716,420       5,639,490     5,316,829
                                      ------------  ------------    ------------  ------------
     Total operating expenses........   25,821,311    24,863,622      51,562,919    48,513,601
                                      ------------  ------------    ------------  ------------
     Income from operations..........    6,892,690     4,211,448      11,637,060     7,726,397
                                      ------------  ------------    ------------  ------------
Other expenses
  Interest expense...................     (361,677)     (422,203)       (791,638)     (872,083)
  Stockholder guarantee fee expense..           -       (260,936)       (136,164)     (542,278)
                                      ------------  ------------    ------------  ------------
     Total other expenses............     (361,677)     (683,139)       (927,802)   (1,414,361)
                                      ------------  ------------    ------------  ------------
     Income before income taxes......    6,531,013     3,528,309      10,709,258     6,312,036
Provision for income taxes...........    2,179,000     1,197,200       3,599,000     2,143,000
                                      ------------  ------------    ------------  ------------
     Net income...................... $  4,352,013  $  2,331,109    $  7,110,258  $  4,169,036
                                      ============  ============    ============  ============

Earnings per share of common stock
   Net income
    Basic............................ $       0.46  $       0.25    $       0.76  $       0.44
    Diluted.......................... $       0.46  $       0.25    $       0.76  $       0.44

Weighted average number of common
   shares and potential common
   shares outstanding
    Basic..........................      9,372,603     9,331,877       9,358,670     9,399,716
    Diluted........................      9,399,580     9,361,060       9,390,727     9,431,942



The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,      December 31,
                                                         2004            2003
                                                    -------------    -------------
                                                     (Unaudited)
                      ASSETS

Current assets
  Cash............................................  $  10,530,729    $   9,711,310
  Receivables, net................................      3,058,752        2,818,727
  Federal income tax refund receivable............             -           756,698
  Inventories.....................................      1,168,302        1,245,967
  Prepaid expenses................................      2,271,708        2,234,773
  Deferred income taxes...........................        542,457          542,457
                                                    -------------    -------------
     Total current assets.........................     17,571,948       17,309,932
                                                    -------------    -------------
Property and equipment
  Land............................................     10,339,530       10,339,530
  Land improvements...............................      3,226,913        3,226,913
  Buildings.......................................     78,955,538       78,955,538
  Building improvements...........................      7,060,680        6,304,642
  Furniture and equipment.........................     64,116,953       63,230,354
                                                    -------------    -------------
                                                      163,699,614      162,056,977
  Less accumulated depreciation and amortization..    (65,527,631)     (63,618,047)
                                                    -------------    -------------
     Net property and equipment...................     98,171,983       98,438,930
                                                    -------------    -------------

Other assets, net.................................        452,456          128,263
                                                    -------------    -------------
     Total assets.................................  $ 116,196,387    $ 115,877,125
                                                    =============    =============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,      December 31,
                                                         2004            2003
                                                    -------------    -------------
                                                     (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt............  $   1,585,304    $   6,059,591
  Accounts payable................................      7,212,867        8,407,887
  Accrued expenses................................      6,531,616        6,707,257
  Federal income taxes payable....................      1,643,461               -
                                                    -------------    -------------
     Total current liabilities....................     16,973,248       21,174,735

Long-term debt, less current maturities...........     38,275,000       41,125,000

Deferred income taxes.............................      4,933,427        4,854,587

Commitments and contingencies.....................

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.................             -                -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,377,024 outstanding at 06/30/2004,
   9,340,328 outstanding at 12/31/2003............         95,363           95,363
  Additional paid-in capital......................     17,345,057       17,432,635
  Treasury stock,
   159,251 shares at 06/30/2004, 195,947 shares
   at 12/31/2003, at cost.........................     (1,168,385)      (1,437,614)
  Retained earnings...............................     39,742,677       32,632,419
                                                    -------------    -------------
     Total stockholders' equity...................     56,014,712       48,722,803
                                                    -------------    -------------
     Total liabilities and stockholders' equity...  $ 116,196,387    $ 115,877,125
                                                    =============    =============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Six Months Ended
                                                         June 30,
                                               ----------------------------
                                                   2004            2003
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $  7,110,258    $  4,169,036
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............    5,639,490       5,316,829
    Amortization of deferred loan costs.......      127,959          89,714
    Provision for bad debt....................      164,545        (281,540)
    Loss (gain) on disposal of assets.........      195,103          (6,980)
    Deferred income taxes.....................       78,840         526,841
  Changes in assets and liabilities
    Receivables, net..........................      352,128        (215,502)
    Inventories...............................       77,667         (13,179)
    Prepaid expenses..........................      (36,936)       (178,479)
    Other assets..............................     (452,152)          5,343
    Accounts payable..........................   (1,195,020)       (633,557)
    Accrued expenses and federal income
      taxes payable...........................    1,467,823         152,851
                                               ------------    ------------
     Net cash provided by
      operating activities....................   13,529,705       8,931,377
                                               ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets................        6,030           6,980
  Acquisition of property and equipment.......   (5,573,680)       (986,044)
                                               ------------    ------------
     Net cash used in investing activities....   (5,567,650)       (979,064)
                                               ------------    ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options.....      181,651         103,760
  Proceeds from long-term borrowings..........   46,960,304              -
  Principal payments on long-term debt........  (54,284,591)     (9,267,658)
  Purchase of Monarch Common Stock............           -       (1,427,400)
                                               ------------    ------------
     Net cash used in
      financing activities....................   (7,142,636)    (10,591,298)
                                               ------------    ------------

     Net increase (decrease) in cash..........      819,419      (2,638,985)

Cash at beginning of period...................    9,711,310       9,961,484
                                               ------------    ------------
Cash at end of period......................... $ 10,530,729    $  7,322,499
                                               ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest...................... $    892,660    $  1,112,370
  Cash paid for income taxes.................. $  1,120,000    $  1,596,612

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase
  of property and equipment in the
  following amounts........................... $     560,304    $ 2,230,899

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

Interim Financial Statements

     The accompanying condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2004 and June 30, 2003 are unaudited. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003. The results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other period.

Use of Estimates

     In preparing these financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the respective periods. Actual results could differ from those estimates.

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

Stockholder Guarantee Fees

     All of the Company's bank debt was personally guaranteed by the Company's three largest stockholders since the inception of our original loan agreement on December 29, 1997. Effective January 1, 2001, until February 20, 2004, the Company compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount. During the three months ended

June 30, 2003, the Company recorded interest expense in the amount of approximately $261,000 in guarantee fees. No guarantee fees were paid during the three months ended June 30, 2004, because the individuals who guaranteed the Original Credit Facility were not required to do so for the New Credit Facility (see Liquidity and Capital Resources under Item 2.).

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

Stock Based Compensation

     The Company maintains three stock option plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its plans. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company had elected to recognize compensation cost on the fair market value at the grant dates for awards under the stock option plans, consistent with the method prescribed by Statement of Financial Accounting Standards ("SFAS No. 123"), "Accounting for Stock-Based Compensation," (and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which the Company adopted for the fiscal quarter ended June 30, 2004), net income and income per share would have been changed to the pro forma amounts indicated below:


                                       Three Months Ended June 30,     Six Months Ended June 30,
                                      -----------------------------    -------------------------
                                         2004              2003           2004           2003
                                      ----------        -----------    ----------    -----------
Net income, as reported               $4,352,013        $2,331,109     $7,110,258    $4,169,036
Stock-based employee compensation
  expensed determined under the fair
  value based method for all awards,
  net of related income tax effects       (9,954)          (19,099)       (13,621)      (37,988)
                                      -----------       -----------    ----------    -----------
Pro forma net income                  $4,342,059        $2,312,010     $7,096,637    $4,131,048
                                      ===========       ===========    ==========    ===========
Basic earnings per share
  As reported                         $     0.46        $     0.25     $     0.76    $   0.44
  Pro forma                           $     0.46        $     0.25     $     0.76    $   0.44

Diluted earnings per share
  As reported                         $     0.46        $     0.25     $     0.76    $   0.44
  Pro forma                           $     0.46        $     0.25     $     0.76    $   0.44


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

     In addition, the Company relies on non-conventioneer visitors partially comprised of individuals flying into the Reno area. The ?War on Terrorism,? combined with the ongoing situation in Iraq and the threat of further terrorist attacks could have an adverse effect on the Company's revenues from this segment. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that created economic and business uncertainties, especially for the travel and tourism industry.
The potential for future terrorist attacks, the national and international responses, and other acts of war or hostility including the ongoing situation in Iraq, have created economic and political uncertainties that could materially adversely affect our business, results of operations, and financial condition in ways we cannot predict.


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

                                   Three Months ended June 30,
                                -----------------------------------
                                      2004               2003
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,373    $ 0.46    9,332    $ 0.25
     Effect of dilutive
      stock options............     27        -        29       -
                                ------   -------   ------   -------
     Diluted...................  9,400    $ 0.46    9,361    $ 0.25
                                ======   =======   ======   =======

                                     Six Months Ended June 30,
                                -----------------------------------
                                      2004               2003
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Net Income
     Basic.....................  9,359    $ 0.76    9,400    $ 0.44
     Effect of dilutive
      stock options............     32        -        32        -
                                ------   -------   ------   -------
     Diluted...................  9,391    $ 0.76    9,432    $ 0.44
                                ======   =======   ======   =======

     Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price and their effects would be anti-dilutive in the computation of diluted earnings per share.


NOTE 4.     RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the FASB issued interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of FIN 46 is to improve the financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company has determined that all variable interest entities it holds at June 30, 2004, do not require consolidation under the provisions of FIN 46 as the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity's residual returns.

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

     In addition, currently under construction is a new driveway that will be shared between the Atlantis and the Shopping Center. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. The Company is also to use part of the common area of the Shopping Center and will pay its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on a MAI Appraisal. The leased space will be used by the Company for pedestrian and vehicle access to the Atlantis, and the Company will have use of a portion of the parking spaces at the Shopping Center. The Company is responsible for two thirds of the construction costs of the project, up to a maximum of $1.2 million. The Company anticipates this project will be completed late in the third quarter of 2004, at which time it will begin paying rent and common area charges for its leased space.

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

     Our sole operating asset, the Atlantis, is a hotel/casino resort located in Reno, Nevada. Our business strategy is to maximize the Atlantis' revenues, operating income and cash flow primarily through our casino, our food and beverage operations and our hotel operations. We derive our revenues by appealing to middle to upper-middle income Reno residents, emphasizing slot machine play in our casino. We capitalize on the Atlantis' location for locals, tour and travel visitors and conventioneers by offering exceptional service, value and an appealing theme to our guests. Our hands-on management style focuses on customer service and cost efficiencies.

     Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.

OPERATING RESULTS SUMMARY

     During the second quarter of 2004, we exceeded all previously reported second quarter casino revenues, hotel revenues, net revenues, net income and earnings per share.

                                           Three Months            Percentage
                                          ended June 30,      Increase / (Decrease)
                                          ---------------    -----------------------
                                           2004     2003     Second Quarter 04 vs 03
                                          ------   ------    -----------------------
(In millions, except earnings per share and percentages)

Casino revenues.........................  $ 20.9   $ 18.6             12.5%
Food and beverage revenues..............     9.4      8.7              8.1%
Hotel revenues..........................     6.4      5.5             16.8%
Other revenues..........................     0.9      1.0             (4.4)%

Net revenues............................    32.7     29.1             12.5%
Income from operations..................     6.9      4.2             63.7%

Net income..............................     4.4      2.3             86.7%

Earnings per share - diluted............    0.46     0.25             84.0%

Operating margin........................   21.1%    14.5%             6.6 pts

                                             Six Months            Percentage
                                           Ended June 30,     Increase / (Decrease)
                                          ---------------    -----------------------
                                           2004     2003     January - June 04 vs 03
                                          ------   ------    -----------------------
(In millions, except earnings per share and percentages)

Casino revenues.........................  $ 40.8   $ 36.4            12.4%
Food and beverage revenues..............    18.3     16.9             7.8%
Hotel revenues..........................    12.0     10.2            16.9%
Other revenues..........................     1.8      1.9            (3.4%)

Net revenues............................    63.2     56.2            12.4%
Income from operations..................    11.6      7.7            50.6%

Net income..............................     7.1      4.2            70.5%

Earnings per share - diluted............    0.76     0.44            72.7%

Operating margin........................   18.4%    13.7%             4.7 pts

     Some significant items that affected our second quarter results in 2004 are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the Liquidity and Capital Resources section.

     - Gross revenues increased 11.6% in the second quarter of 2004 over the second quarter of 2003 driven by significant increases in casino (12.5%), food and beverage (8.1%) and hotel (16.8%) revenue centers, while promotional allowances increased only 5.9%. This resulted in a 12.5% increase in net revenues. Operating expenses increased only 3.9% resulting in a 63.7% increase in and an approximate 73.7% flowthrough to income from operations.

     - Our interest and stockholder guarantee fee expenses during the second quarter of 2004 decreased approximately $321,000, or 47.1%, as compared to the second quarter of 2003. The decrease was mainly due to the elimination of our stockholder guarantee fee expense in late February 2004. Under our New Credit Facility (as defined in "The Credit Facility" below), our controlling stockholders no longer provide personal guarantees as required under the Original Credit Facility (as defined). The Company, therefore, no longer pays the corresponding stockholder guarantee fee.

CAPITAL SPENDING AND DEVELOPMENT

     Capital expenditures at the Atlantis totaled approximately $6.1 million and $3.2 million during the first six months of 2004 and 2003, respectively. During the six months ended June 30, 2004, our capital expenditures consisted primarily of renovations to our second tower hotel rooms and suites, the installation of a new slot player tracking system and continued acquisitions of and upgrades to gaming equipment. During last year's first six months, capital expenditures consisted primarily of the construction and opening of the Sushi Bar and the acquisition of and upgrades to gaming equipment.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month
  Periods Ended June 30, 2004 and 2003

     For the three-month period ended June 30, 2004, the Company earned net income of $4.4 million, or $0.46 per diluted share, on net revenues of $32.7 million, an increase from net income of $2.3 million, or $0.25 per diluted share, on net revenues of $29.1 million for the three months ended June 30, 2003. Income from operations for the three months ended June 30, 2004 totaled $6.9 million, a 63.7% increase when compared to the $4.2 million for the same period in 2003. Both net revenues and net income for the second quarter of 2004 represent new second quarter records for the Company. Net revenues increased 12.5%, and net income increased 86.7% when compared to last year's second quarter.

     Casino revenues totaled $20.9 million in the second quarter of 2004, a 12.5% increase from the $18.6 million in the second quarter of 2003, reflecting increases in the volume of play and a slight increase in hold percentage at the Atlantis. Casino operating expenses amounted to 36.6% of casino revenues in the second quarter of 2004, compared to 39.5% in the second quarter of 2003, with the difference due primarily to reduced payroll and benefit expenses, reduced complimentaries and more efficient operations.

     Food and beverage revenues totaled $9.4 million in the second quarter of 2004, an 8.1% increase from the $8.7 million in the second quarter of 2003, due primarily to a 5.3% increase in the average revenue per food cover combined with an approximate 3.9% increase in the number of food covers served during the quarter. Food and beverage operating expenses amounted to 51.0% of food and beverage revenues during the second quarter of 2004, relatively unchanged when compared to 51.2% in the second quarter of 2003.

     Hotel revenues were $6.4 million for the second quarter of 2004, an increase of 16.8% from the $5.5 million reported in the 2003 second quarter. This increase was the result of increases in both the average daily room rate
(ADR) and hotel occupancy. The second quarter 2004 increase is also moderately affected by the Beauty Salon which opened in October 2003. Both second quarters' 2004 and 2003 revenues also included a $3 per occupied room energy surcharge. During the second quarter of 2004, the Atlantis experienced a 98.7% occupancy rate, up from a 95.4% occupancy rate for the same period in 2003. The Atlantis' ADR was $65.09 in the second quarter of 2004 compared to $58.34 in the second quarter of 2003. Hotel operating expenses as a percent of hotel revenues decreased to 30.9% in the 2004 second quarter, compared to 31.6% in the 2003 second quarter. The improved margin is primarily due to more efficient operations and the increased ADR.

     Promotional allowances increased to $5.1 million in the second quarter of 2004 compared to $4.8 million in the second quarter of 2003. The increase is attributable to continued efforts to generate additional revenues. Although dollar amounts increased, promotional allowances as a percentage of gross revenues declined to 13.4% of gross revenues during the second quarter of 2004, from 14.1% in the second quarter of 2003.

     Other revenues decreased 4.4% to $946 thousand in the 2004 second quarter compared to $989 thousand in the same period last year. The decrease reflects an approximate 7.0% increase in gift and sundries retail shops, which is offset by an approximate $96 thousand loss on disposal of assets. The entertainment fun center revenue decreased 7.9% in the second quarter of 2004 compared to the second quarter of 2003. Other expenses in the 2004 second quarter increased to 39.8% of other revenues, from 31.2% in the 2003 second quarter, which is directly the result of the approximate $96 thousand loss on disposal of assets.

     Depreciation and amortization expense was $2.6 million in the second quarter of 2004, down 3.0% compared to $2.7 million in the same period last year.

     Selling, general and administrative (SG&A) expenses amounted to $8.3 million in the second quarter of 2004, relatively unchanged from $8.3 million in the second quarter of 2003. As a percentage of net revenues, SG&A expenses declined to 25.5% in the second quarter of 2004 as compared to 28.4% in the second quarter of 2003.

     Interest expense for the 2004 second quarter totaled $362 thousand, a decrease of 47.1%, from $683 thousand in the 2003 second quarter. The decrease reflects the Company's reduction in debt outstanding. Also, interest expense for the quarter ended June 30, 2003 included guarantee fees paid to the three principal stockholders of the Company. Effective January 2001, until February 2004, the Company compensated the three principal stockholders of the Company for their personal guarantees of the Company's outstanding bank debt at the rate of 2% per annum of the quarterly average outstanding bank debt. There were no guarantee expenses in the second quarter of 2004. The individuals who guaranteed the Company's Original Credit Facility (defined in "The Credit Facility" below) were not required to provide such guarantees for the New Credit Facility (also defined in "The Credit Facility" below) and, therefore, the Company will no longer be required to pay such fees in the future.

Comparison of Operating Results for the Six-month Periods Ended June 30,
  2004 and 2003

     For the six months ended June 30, 2004, the Company earned net income of $7.1 million, or $0.76 per diluted share, on net revenues of $63.2 million, an increase from net income of $4.2 million, or $0.44 per diluted share, on net revenues of $56.2 million during the six months ended June 30, 2003. Income from operations for the 2004 six-month period totaled $11.6 million, compared to $7.7 million for the same period in 2003. Net revenues increased 12.4%, and net income increased 70.5% when compared to last year's six-month period ended June 30, 2003.

     Casino revenues for the first six months of 2004 totaled $40.8 million, a 12.4% increase from $36.4 million for the first six months of 2003, reflecting increases in all gaming departments. Casino operating expenses amounted to 37.0% of casino revenues for the six months ended June 30, 2004, compared to 39.8% for the same period in 2003, primarily due to improved hold percentages and more efficient operations.

     Food and beverage revenues totaled $18.3 million for the six months ended June 30, 2004, an increase of 7.8% from the $16.9 million for the six months ended June 30, 2003, due to an approximate 5.5% increase in the number of covers served and a 3.5% increase in the average revenue per cover. Food and beverage operating expenses amounted to 50.4% of food and beverage revenues during the 2004 six-month period, relatively flat when compared to 50.7% for the same period in 2003.

     Hotel revenues for the first six months of 2004 increased 16.9% to $12.0 million from $10.2 million for the first six months of 2003, primarily due to increases in both the ADR and occupancy. The six-month period increase is also moderately affected by the Beauty Salon which opened in October 2003. Hotel revenues for the entire first six months of 2004 and 2003 also include a $3 per occupied room energy surcharge. The Atlantis experienced an increase in the ADR during the 2004 six-month period to $62.54, compared to $55.92 for the same period in 2003. The occupancy rate increased to 94.7% for the six-month period in 2004, from 92.3% for the same period in 2003. Hotel operating expenses in the first six months of 2004 were 33.9% of hotel revenues, up slightly when compared to 33.1% for the same period in 2003. The reduced margin is primarily due to increased expenses related to the remodeling and renovation of our second hotel tower primarily in the first quarter of 2004.

     Promotional allowances increased to $9.7 million in the first six months of 2004 compared to $9.2 million in the same period of 2003. The increase is attributable to continued efforts to generate additional revenues. Although dollar amounts increased, promotional allowances as a percentage of gross revenues declined to 13.3% of gross revenues during the first six months of 2004, from 14.0% in the first six months of 2003.

     Other revenues were $1.8 million for the six months ended June 30, 2004, a decrease of 3.4% from $1.9 million in the same period in 2003, which is directly the result of the approximately $195 thousand loss on disposal of assets. The 3.4% decrease is partially offset by a 10.1% increase in gift and sundries retail shops. Other expenses as a percentage of revenue increased to 38.4% for the six months ended June 30, 2004 as compared to 32.8% for the same period in 2003.

     Depreciation and amortization expense was $5.6 million in the first six months of 2004, up 6.1% compared to $5.3 million in the same period last year.

     Selling, general and administrative expenses increased 4.6% to $16.9 million in the first six months of 2004, compared to $16.1 million in the first six months of 2003, primarily as a result of increased marketing and promotional expenditures. As a percentage of net revenue, SG&A expenses decreased to 26.7% in the 2004 six-month period from 28.7% in the same period in 2003.

     Interest expense for the first six months of 2004 totaled $928 thousand, a decrease of 34.4%, compared to $1.4 million for the same period one year earlier. The decrease reflects the Company's reduction in debt outstanding and reduced stockholder guarantee fee expense. Interest expense for the six-month periods ended June 30, 2004, and 2003 included guarantee fees paid to the Company's three principal shareholders. These guarantee fee expenses totaled approximately $136 thousand and $542 thousand in the first six months of 2004 and 2003, respectively. Effective January 2001, until February 2004, the Company compensated the three principal stockholders of the Company for their personal guarantees of the Company's outstanding bank debt at the rate of 2% per annum of the quarterly average outstanding bank debt. The individuals who guaranteed the Company's Original Credit Facility (defined in "The Credit Facility" below) were not required to provide such guarantees for the New Credit Facility (also defined in "The Credit Facility" below) and, therefore, the Company will no longer be required to pay such fees in the future.


LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our daily hotel and casino activities with net cash provided by operating activities.

     For the six months ended June 30, 2004, net cash provided by operating activities totaled $13.5 million, an increase of 51.5% compared to the same period last year. Net cash used in investing activities totaled $5.6 million and $979 thousand in the six months ended June 30, 2004 and 2003, respectively. During the first six months of 2004 and 2003, net cash used in investing activities was used primarily in the purchase of property and equipment. Net cash used in financing activities totaled $7.1 million for the first six months of 2004, compared to $10.6 million for the same period last year, as the Company refinanced its credit facility during the first six months of 2004, simultaneously paying off old debt and acquiring new debt. During the first six months of 2003, the Company used funds in the amount of approximately $1.4 million to repurchase Monarch common stock. As a result, at June 30, 2004, the Company had a cash balance of $10.5 million, compared to $7.3 million at June 30, 2003 and $9.7 million at December 31, 2003.

     The Company has a reducing revolving credit facility with a group of banks (see "THE CREDIT FACILITY" below). At June 30, 2004, the total balance outstanding on the Credit Facility was $39.3 million.


OFF BALANCE SHEET ARRANGEMENTS

     Currently under construction is a new driveway that will be shared between the Atlantis and a shopping center directly adjacent to the Atlantis, and which is controlled by our controlling stockholders (the "Shopping Center"). As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. The Company is also to use part of the common area of the Shopping Center and will pay its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on a MAI Appraisal. The leased space will be used by the Company for pedestrian and vehicle access to the Atlantis, and the Company will have use of a portion of the parking spaces at the Shopping Center. The Company is responsible for two thirds of the construction costs of the project, up to a maximum of $1.2 million. The Company anticipates this project will be completed in the third quarter of 2004.

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


Critical Accounting Policies

     A description of our critical accounting policies and estimates can be found in Item 7 of our Form 10-K for the year ended December 31, 2003 (?2003 Form 10-K?). For a more extensive discussion of our accounting policies, see
Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2003 Form 10-K filed on March 12, 2004.


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

     In June 2004, five California Indian tribes signed compacts with the state that allows the tribes to increase the number of slot machines beyond the previous 2,000-per-tribe limit in exchange for higher fees from each of the five tribes. The State of California hopes to sign similar compacts with more Indian tribes. In addition, there are currently two initiatives in California that, if passed, will increase the number of gaming devices in that state. The passage of either initiative, or both, could have a material adverse effect on the Company?s results of operations and, as a result, its financial condition.


COMMITMENTS AND CONTINGENCIES

     Contractual cash obligations for the Company as of June 30, 2004 over the next five years are as follows:

                                                Payments Due by Period
                            ---------------------------------------------------------------
Contractual Cash                         Less than      1 to 3      4 to 5       More than
Obligations                  Total         1 year       years        years        5 years
                            ---------------------------------------------------------------
Long-Term debt              $39,860,304  $ 1,585,304  $13,000,000  $25,275,000  $       -
Operating Leases (1)          6,911,261    1,453,761      740,000      740,000   3,977,500
Purchase Obligations (2)      1,950,000    1,950,000           -            -           -
                            -----------  -----------  -----------  -----------  -----------
Total Contractual Cash      $48,721,565  $ 4,989,065  $13,740,000  $26,015,000  $3,977,500
Obligations

 (1) Operating leases include an up-to $1.2 million one-time construction cost in 2004 representing our portion of the new driveway, and approximately $370,000 per year in lease and common expense payments to the shopping center adjacent to the Atlantis (see Capital Spending and Development).

 (2) Our open purchase order commitments total approximately $2.0 million. Of the total purchase order commitments, approximately $1.7 million are cancelable by the Company upon providing a 30-day notice.

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

     On February 20, 2004, the Original Credit Facility was refinanced (the "New Credit Facility") for $50 million, which included the $46 million payoff of the unpaid balance of the Original Credit Facility. The amount of the New Credit Facility, which is also a reducing revolving facility, may be increased by up to $30 million on a one-time basis and, if requested by us, before the second anniversary of the closing date, as defined. At our option, borrowings under the New Credit Facility will accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by us will include a margin added to either the Base Rate or to LIBOR that is tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin can vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and
2.50 percent above LIBOR (under the Original Credit Facility, this margin varied between 0.00 percent and 2.00 percent above the Base Rate, and between
1.50 percent and 3.50 percent above LIBOR). At June 30, 2004, the applicable margin was the Base Rate plus 0.75%, and the applicable LIBOR margin was LIBOR plus 2.0%. At June 30, 2004, the Base Rate was 4.00% and the LIBOR rate was 1.30%. At June 30, 2004, the Company had no Base Rate loans outstanding and had one LIBOR loan outstanding totaling $39.3 million, for a total obligation of $39.3 million.

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

     The New Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of our assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets, and make certain investments. The New Credit Facility also contains covenants requiring us to maintain certain financial ratios and provisions restricting transfers between Monarch and its affiliates. The New Credit Facility also contains provisions requiring the achievement of certain financial ratios before we can repurchase our common stock. We currently meet such ratio requirements.

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

     SHORT-TERM DEBT. At June 30, 2004, we had approximately $560 thousand outstanding in slot purchase contracts. These contracts have original terms of 12 months or less and do not bear any interest.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of June 30, 2004 that are subject to market risks.

     We have substantial variable interest rate debt in the amount of approximately $39.3 million as of June 30, 2004, and $50.9 million as of June 30, 2003, which is subject to market risks.

     A one-point increase in interest rates would have resulted in an increase in interest expense of approximately $109 thousand in the second quarter of 2004 and $132 thousand in the second quarter of 2003.

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


                         PART II.  OTHER INFORMATION

ITEM 4. ? SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On Wednesday, May 26, 2004, the Company conducted its annual meeting of stovkholders in Reno, Nevada, in which the only action taken was the re-election of three of directors whose terms expired in 2004. The voting results were as follows:


                                                  Votes Cast
                                   -----------------------------------------
                                                  Against or
Name of Director Elected              For          Withheld      Abstentions
------------------------           ----------   --------------   -----------
John Farahi                        7,098,297        99,563        2,164,566
Craig F. Sullivan                  7,184,195        13,665        2,164,566
Charles W. Scharer                 7,184,184        13,676        2,164,566

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.          Description
         -----------          -----------

         99.01                Certification of John Farahi, pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002

         99.02                Certification of Ben Farahi, pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002


     (b) Reports on Form 8-K

     On April 26, 2004, we filed a Current Report on Form 8-K reporting that we had issued a press release announcing the results for the fiscal quarter ended March 31, 2004.

     On July 27, 2004, we filed a Current Report on Form 8-K reporting that we had issued a press release announcing the results for the fiscal quarter ended June 30, 2004.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)


Date:  August 13, 2004                    By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer, and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control and reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: August 13, 2004

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control and reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: August 13, 2004

By: /s/ Ben Farahi
    ---------------
        Ben Farahi
        Chief Financial Officer, Secretary and Treasurer

                                                                 EXHIBIT 99.01

                        MONARCH CASINO & RESORT, INC.
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 13, 2004

By: /s/ JOHN FARAHI
    ---------------
        John Farahi
        Chief Executive Officer

                                                                 EXHIBIT 99.02

                        MONARCH CASINO & RESORT, INC.
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ben Farahi, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 13, 2004

By: /s/ BEN FARAHI
    ---------------
        Ben Farahi
        Chief Financial Officer