Form 10-Q
period 2004-09-30
MONARCH CASINO & RESORT INC
filed 2004-11-12
CIK 907242

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 12, 2004, there were 9,406,224 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.




TABLE OF CONTENTS

                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Income for the
         three and nine months ended September 30, 2004 and 2003
         (unaudited)....................................................  3

        Condensed Consolidated Balance Sheets at
         September 30, 2004 (unaudited) and December 31, 2003...........  4

        Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2004 and 2003 (unaudited)......  6

        Notes to Condensed Consolidated Financial Statements (unaudited)  7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................... 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 21

Item 4. Controls and Procedures......................................... 21


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................ 22


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

        Exhibit 99.02 Certification of Ben Farahi pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002................... 27

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                          Three Months Ended           Nine Months Ended
                                             September 30,                September 30,
                                      --------------------------    --------------------------
                                          2004          2003            2004          2003
                                      ------------  ------------    ------------  ------------
Revenues
  Casino............................. $ 22,642,767  $ 19,893,383    $ 63,490,456  $ 56,247,540
  Food and beverage..................    9,689,843     9,146,124      27,956,559    26,093,733
  Hotel..............................    7,021,432     6,259,807      18,974,036    16,483,022
  Other..............................    1,066,081     1,169,165       2,874,923     3,040,978
                                      ------------  ------------    ------------  ------------
     Gross revenues..................   40,420,123    36,468,479     113,295,974   101,865,273
  Less promotional allowances........   (5,359,370)   (5,021,786)    (15,035,242)  (14,178,582)
                                      ------------  ------------    ------------  ------------
     Net revenues....................   35,060,753    31,446,693      98,260,732    87,686,691
                                      ------------  ------------    ------------  ------------
Operating expenses
  Casino.............................    7,870,607     7,550,337      22,977,956    22,035,163
  Food and beverage..................    4,912,576     4,530,680      14,122,051    13,129,591
  Hotel..............................    1,949,466     1,846,802       6,006,341     5,231,101
  Other..............................      352,855       357,879       1,047,509       971,121
  Selling, general and
   administrative....................    9,117,102     8,363,361      25,972,178    24,478,855
  Depreciation and amortization......    2,047,706     2,611,621       7,687,196     7,928,450
                                      ------------  ------------    ------------  ------------
     Total operating expenses........   26,250,312    25,260,680      77,813,231    73,774,281
                                      ------------  ------------    ------------  ------------
     Income from operations..........    8,810,441     6,186,013      20,447,501    13,912,410
                                      ------------  ------------    ------------  ------------
Other expenses
  Interest expense...................     (333,483)     (372,063)     (1,125,121)   (1,244,145)
  Stockholder guarantee fee expense..           -       (250,334)       (136,164)     (792,613)
                                      ------------  ------------    ------------  ------------
     Total other expenses............     (333,483)     (622,397)     (1,261,285)   (2,036,758)
                                      ------------  ------------    ------------  ------------
     Income before income taxes......    8,476,958     5,563,616      19,186,216    11,875,652
Provision for income taxes...........    2,924,520     1,897,802       6,523,520     4,040,802
                                      ------------  ------------    ------------  ------------
     Net income...................... $  5,552,438  $  3,665,814    $ 12,662,696  $  7,834,850
                                      ============  ============    ============  ============

Earnings per share of common stock
   Net income
    Basic............................ $       0.59  $       0.39    $       1.35  $       0.84
    Diluted.......................... $       0.59  $       0.39    $       1.35  $       0.83

Weighted average number of common
   shares and potential common
   shares outstanding
    Basic..........................      9,388,922     9,339,567       9,368,824     9,379,446
    Diluted........................      9,408,872     9,373,006       9,397,211     9,411,771



The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,     December 31,
                                                        2004             2003
                                                    -------------    -------------
                                                     (Unaudited)
                      ASSETS

Current assets
  Cash............................................  $   6,893,209    $   9,711,310
  Receivables, net................................      2,711,752        2,818,727
  Federal income tax refund receivable............             -           756,698
  Inventories.....................................      1,227,314        1,245,967
  Prepaid expenses................................      2,741,176        2,234,773
  Deferred income taxes...........................      1,071,457          542,457
                                                    -------------    -------------
     Total current assets.........................     14,644,908       17,309,932
                                                    -------------    -------------
Property and equipment
  Land............................................     10,339,530       10,339,530
  Land improvements...............................      3,226,913        3,226,913
  Buildings.......................................     78,955,538       78,955,538
  Building improvements...........................      7,060,680        6,304,642
  Furniture and equipment.........................     65,241,991       63,230,354
  Leasehold improvement...........................      1,200,000               -
                                                    -------------    -------------
                                                      166,024,652      162,056,977
  Less accumulated depreciation and amortization..    (67,575,337)     (63,618,047)
                                                    -------------    -------------
     Net property and equipment...................     98,449,315       98,438,930
                                                    -------------    -------------
Other assets, net.................................        429,495          128,263
                                                    -------------    -------------
     Total assets.................................  $ 113,523,718    $ 115,877,125
                                                    =============    =============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,     December 31,
                                                         2004            2003
                                                    -------------    -------------
                                                     (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt............  $          -     $   6,059,591
  Accounts payable................................      6,234,682        8,407,887
  Accrued expenses................................      5,810,263        6,707,257
  Federal income taxes payable....................      1,390,981               -
                                                    -------------    -------------
     Total current liabilities....................     13,435,926       21,174,735

Long-term debt, less current maturities...........     32,800,000       41,125,000
Deferred income taxes.............................      5,639,426        4,854,587

Commitments and contingencies.....................

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.................             -                -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,405,224 outstanding at 09/30/2004,
   9,340,328 outstanding at 12/31/2003............         95,363           95,363
  Additional paid-in capital......................     17,219,376       17,432,635
  Treasury stock,
   131,051 shares at 09/30/2004, 195,947 shares
   at 12/31/2003, at cost.........................       (961,488)      (1,437,614)
  Retained earnings...............................     45,295,115       32,632,419
                                                    -------------    -------------
     Total stockholders' equity...................     61,648,366       48,722,803
                                                    -------------    -------------
     Total liabilities and stockholders' equity...  $ 113,523,718    $ 115,877,125
                                                    =============    =============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                       September 30,
                                               ----------------------------
                                                   2004            2003
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $ 12,662,696    $  7,834,850
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............    7,687,196       7,928,450
    Amortization of deferred loan costs.......      150,834         134,570
    Provision for bad debt....................      338,560        (582,823)
    Loss (gain) on disposal of assets.........      191,203        (117,771)
    Deferred income taxes.....................      255,840         476,842
  Changes in assets and liabilities
    Receivables, net..........................      525,113         699,665
    Inventories...............................       18,654        (240,365)
    Prepaid expenses..........................     (506,404)       (678,294)
    Other assets..............................     (452,066)          8,014
    Accounts payable..........................   (2,173,205)       (343,175)
    Accrued expenses and federal income
      taxes payable...........................      493,990       1,566,552
                                               ------------    ------------
     Net cash provided by
      operating activities....................   19,192,411      16,686,515
                                               ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets................        9,929         230,844
  Acquisition of property and equipment.......   (7,898,717)     (1,525,716)
                                               ------------    ------------
     Net cash used in investing activities....   (7,888,788)     (1,294,872)
                                               ------------    ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options.....      262,867         122,092
  Proceeds from long-term borrowings..........   46,960,304              -
  Principal payments on long-term debt........  (61,344,895)    (14,172,143)
  Purchase of Monarch Common Stock............           -       (1,427,400)
                                               ------------    ------------
     Net cash used in
      financing activities....................  (14,121,724)    (15,477,451)
                                               ------------    ------------

     Net decrease in cash.....................   (2,818,101)        (85,808)

Cash at beginning of period...................    9,711,310       9,961,484
                                               ------------    ------------
Cash at end of period......................... $  6,893,209    $  9,875,676
                                               ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest...................... $  1,215,110    $  1,714,447
  Cash paid for income taxes.................. $  4,120,000    $  1,596,612

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase
  of property and equipment in the
  following amounts........................... $     560,304    $ 2,302,971

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

Interim Financial Statements

     The accompanying condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2004 and September 30, 2003 are unaudited. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003. The results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other period.

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

Stockholder Guarantee Fees

     All of the Company's bank debt was personally guaranteed by the Company's three largest stockholders since the inception of our original loan agreement on December 29, 1997. Effective January 1, 2001, until February 20, 2004, the Company compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount. During the three months ended September 30, 2003, the Company recorded interest expense in the amount of approximately $250,000 in guarantee fees. No guarantee fees were paid during the three months ended September 30, 2004, because the individuals who guaranteed the Original Credit Facility were not required to do so for the New Credit Facility (see Liquidity and Capital Resources under Item 2.).

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

Stock Based Compensation

     The Company maintains three stock option plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its plans. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company had elected to recognize compensation cost on the fair market value at the grant dates for awards under the stock option plans, consistent with the method prescribed by Statement of Financial Accounting Standards ("SFAS No. 123"), "Accounting for Stock-Based Compensation," (and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which the Company adopted for the fiscal quarter ended September 30, 2004), net income and income per share would have been changed to the pro forma amounts indicated below:


                                             Three Months Ended           Nine Months Ended
                                                September 30,                September 30,
                                      -----------------------------    -------------------------
                                         2004              2003            2004           2003
                                      ----------        -----------    -----------    ----------
Net income, as reported               $5,552,438        $3,665,814     $12,662,696    $7,834,850
Stock-based employee compensation
  expensed determined under the fair
  value based method for all awards,
  net of related income tax effects      (19,113)          (14,973)        (30,189)      (26,908)
                                      -----------       -----------    -----------    ----------
Pro forma net income                  $5,533,325        $3,650,841     $12,632,507    $7,807,942
                                      ===========       ===========    ===========    ==========
Basic earnings per share
  As reported                         $     0.59        $     0.39     $      1.35    $     0.84
  Pro forma                           $     0.59        $     0.39     $      1.35    $     0.83

Diluted earnings per share
  As reported                         $     0.59        $     0.39     $      1.35    $     0.83
  Pro forma                           $     0.59        $     0.39     $      1.34    $     0.83

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

     In addition, the Company relies on non-conventioneer visitors partially comprised of individuals flying into the Reno area. The "War on Terrorism," combined with the ongoing situation in Iraq and the threat of further terrorist attacks could have an adverse effect on the Company's revenues from this segment. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that created economic and business uncertainties, especially for the travel and tourism industry.
The potential for future terrorist attacks, the national and international responses, and other acts of war or hostility including the ongoing situation in Iraq, have created economic and political uncertainties that could materially adversely affect our business, results of operations, and financial condition in ways we cannot predict.


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

                                  Three Months ended September 30,
                                -----------------------------------
                                      2004               2003
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Weighted average common shares outstanding
     Basic.....................  9,389    $ 0.59    9,340    $ 0.39
     Effect of dilutive
      stock options............     20        -        33       -
                                ------   -------   ------   -------
     Diluted...................  9,409    $ 0.59    9,373    $ 0.39
                                ======   =======   ======   =======

                                  Nine Months Ended September 30,
                                -----------------------------------
                                      2004               2003
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Weighted average common shares outstanding
     Basic.....................  9,369    $ 1.35    9,379    $ 0.84
     Effect of dilutive
      stock options............     28        -        33     (0.01)
                                ------   -------   ------   -------
     Diluted...................  9,397    $ 1.35    9,412    $ 0.83
                                ======   =======   ======   =======

     Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price and their effects would be anti-dilutive in the computation of diluted earnings per share.


NOTE 4.     RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the FASB issued interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The objective of FIN 46R is to improve the financial reporting by companies involved with variable interest entities. FIN 46R changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company has determined that all variable interest entities it holds at September 30, 2004, do not require consolidation under the provisions of FIN 46R as the Company is not subject to a majority of the risk of loss or entitled to receive a majority of the variable interest entity's residual returns.


NOTE 5.     RELATED PARTY TRANSACTIONS

     The three principal stockholders of the Company, through their affiliates, control the ownership and management of a shopping center directly adjacent to the Atlantis (the "Shopping Center"). The Shopping Center occupies 18.7 acres and consists of approximately 213,000 square feet of retail space. The Company currently rents various spaces totaling approximately 8,100 square feet in the Shopping Center which it uses as office space, and pays rent of approximately $6,100 per month plus common area expenses.

     In addition, a new driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. The Company has begun paying rent to the Shopping Center. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The Company is responsible for two thirds of the construction costs of the project, up to a maximum of $1.2 million. Due do various upgrades, the project cost exceeded $1.8 million, by approximately $200 thousand and the Company is currently negotiating with the Shopping Center and may potentially have to pay up to two thirds of the incremental costs.

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

     The Company is currently leasing billboard advertising space from affiliates of its controlling stockholders for a total cost of $5,500 per month.

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

     Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.


OPERATING RESULTS SUMMARY

     During the third quarter of 2004, we exceeded all previously reported Company third quarter casino revenues, hotel revenues, net revenues, net income and earnings per share.

                                             Three Months              Percentage
                                          ended September 30,      Increase / (Decrease)
                                          -------------------    ------------------------
                                            2004       2003       Third Quarter 04 vs 03
                                          --------   --------    ------------------------
(In millions, except earnings per share and percentages)

Casino revenues.........................   $ 22.6   $ 19.9                13.8%
Food and beverage revenues..............      9.7      9.1                 5.9%
Hotel revenues..........................      7.0      6.3                12.2%
Other revenues..........................      1.1      1.2                (8.8)%

Net revenues............................     35.1     31.4                11.5%
Income from operations..................      8.8      6.2                42.4%

Net income..............................      5.6      3.7                51.5%

Earnings per share - diluted............     0.59     0.39                51.3%

Operating margin........................    25.1%    19.7%                5.4 pts

                                              Nine Months                Percentage
                                          ended September 30,        Increase / (Decrease)
                                          -------------------    ----------------------------
                                            2004       2003      January - September 04 vs 03
                                          --------   --------    ----------------------------
(In millions, except earnings per share and percentages)

Casino revenues.........................   $ 63.5   $ 56.2                  12.9%
Food and beverage revenues..............     28.0     26.1                   7.1%
Hotel revenues..........................     19.0     16.5                  15.1%
Other revenues..........................      2.9      3.0                  (5.5%)

Net revenues............................     98.3     87.7                  12.1%
Income from operations..................     20.4     13.9                  47.0%

Net income..............................     12.7      7.8                  61.6%

Earnings per share - diluted............     1.35     0.83                  62.7%

Operating margin........................    20.8%    15.9%                   4.9 pts

     Some significant items that affected our third quarter results in 2004 are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the Liquidity and Capital Resources section.

     - Gross revenues increased 10.8% in the third quarter of 2004 over the third quarter of 2003 driven by significant increases in casino (13.8%), food and beverage (5.9%) and hotel (12.2%) revenue centers, while promotional allowances increased only 6.7%. This resulted in an 11.5% increase in net revenues. Operating expenses increased only 3.9%, due mainly to a 21.6% decrease in depreciation and amortization, resulting in a 42.4% increase in and an approximate 72.6% flow-through to income from operations.

     - Our interest and stockholder guarantee fee expenses during the third quarter of 2004 decreased approximately $289,000, or 46.4%, as compared to the third quarter of 2003. The decrease was mainly due to the elimination of our stockholder guarantee fee expense in late February 2004. Under our New Credit Facility (as defined in "The Credit Facility" below), our controlling stockholders no longer provide personal guarantees as required under the Original Credit Facility (as defined). The Company, therefore, no longer pays the corresponding stockholder guarantee fee.

CAPITAL SPENDING AND DEVELOPMENT

     Capital expenditures at the Atlantis totaled approximately $8.5 million and $3.8 million during the first nine months of 2004 and 2003, respectively. During the nine months ended September 30, 2004, our capital expenditures consisted primarily of renovations to our second tower hotel rooms and suites, the installation of a new slot player tracking system, $1.2 million in leased driveway improvements and continued acquisitions of and upgrades to gaming equipment. During last year's first nine months, capital expenditures consisted primarily of the construction and opening of our Sushi Bar and continued acquisitions of and upgrades to gaming equipment.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month
  Periods Ended September 30, 2004 and 2003

     For the three-month period ended September 30, 2004, the Company's net income was $5.6 million, or $0.59 per diluted share, on net revenues of $35.1 million, an increase from net income of $3.7 million, or $0.39 per diluted share, on net revenues of $31.4 million for the three months ended September 30, 2003. Income from operations for the three months ended
September 30, 2004 totaled $8.8 million, a 42.4% increase when compared to the $6.2 million for the same period in 2003. Both net revenues and net income for the third quarter of 2004 represent new third quarter and all-time records for the Company. Net revenues increased 11.5%, and net income increased 51.5% when compared to last year's third quarter.

     Casino revenues totaled $22.6 million in the third quarter of 2004, a 13.8% increase from the $19.9 million in the third quarter of 2003, reflecting increases in both the volume of play and in combined hold percentages at the Atlantis. Casino operating expenses amounted to 34.8% of casino revenues in the third quarter of 2004, compared to 38.0% in the third quarter of 2003, with the difference due primarily to reduced payroll and benefit expenses, reduced complimentaries and more efficient operations.

     Food and beverage revenues totaled $9.7 million in the third quarter of 2004, a 5.9% increase from the $9.1 million in the third quarter of 2003, due primarily to a 5.2% increase in the average revenue per food cover combined with an approximate 0.5% increase in the number of food covers served during the quarter. Food and beverage operating expenses amounted to 50.7% of food and beverage revenues during the third quarter of 2004, an increase when compared to 49.5% in the third quarter of 2003. The increase is primarily due to increased cost of sales partially offset by decreased payroll and benefit costs relative to revenue.

     Hotel revenues were $7.0 million for the third quarter of 2004, an increase of 12.2% from the $6.3 million reported in the 2003 third quarter. This increase was the result of an increase in the average daily room rate
(ADR). The third quarter 2004 increase is also moderately affected by the Beauty Salon which opened in October 2003. Both third quarters' 2004 and 2003 revenues also included a $3 per occupied room energy surcharge. During the third quarter of 2004, the Atlantis experienced a 98.2% occupancy rate, unchanged relative to the same period in 2003. The Atlantis' ADR was $71.22 in the third quarter of 2004 compared to $64.48 in the third quarter of 2003. Hotel operating expenses as a percent of hotel revenues decreased to 27.8% in the 2004 third quarter, compared to 29.5% in the 2003 third quarter. The improved margin is primarily due to the increased ADR and more efficient operations.

     Promotional allowances increased to $5.4 million in the third quarter of 2004 compared to $5.0 million in the third quarter of 2003. The increase is attributable to continued efforts to generate additional revenues. Although dollar amounts increased, promotional allowances as a percentage of gross revenues declined to 13.3% of gross revenues during the third quarter of 2004, from 13.8% in the third quarter of 2003.

     Other revenues decreased 8.8% to $1.1 million in the 2004 third quarter compared to $1.2 million in the same period last year. The decrease reflects an approximate 6.0% increase in gift and sundries retail shops, which is offset by an approximate $100 thousand gain on disposal of assets recorded in the third quarter of 2003. The entertainment fun center revenue decreased 11.8% in the third quarter of 2004 compared to the third quarter of 2003. Other expenses in the 2004 third quarter increased to 33.1% of other revenues, from 30.6% in the 2003 third quarter, which is directly the result of the approximate $100 thousand gain on disposal of assets recorded in the third quarter of 2003.

     Depreciation and amortization expense was $2.0 million in the third quarter of 2004, down 21.6% compared to $2.6 million in the same period last year. The decrease in depreciation expense was mainly due to the fact that some of the assets from the Company's previous major expansion had been fully depreciated.

     Selling, general and administrative (SG&A) expenses amounted to $9.1 million in the third quarter of 2004, a 9.0% increase from $8.4 million in the third quarter of 2003 primarily as a result of increased payroll and benefit costs and marketing and promotional expenditures. As a percentage of net revenues, SG&A expenses declined to 26.0% in the third quarter of 2004 as compared to 26.6 % in the third quarter of 2003.

     Interest expense for the 2004 third quarter totaled $333 thousand, a decrease of 46.4%, from $622 thousand in the 2003 third quarter. The decrease reflects the Company's reduction in debt outstanding. Additionally, interest expense for the quarter ended September 30, 2003 included guarantee fees paid to the three principal stockholders of the Company. Effective January 2001, until February 2004, the Company compensated the three principal stockholders of the Company for their personal guarantees of the Company's outstanding bank debt at the rate of 2% per annum of the quarterly average outstanding bank debt. There were no guarantee expenses in the third quarter of 2004. The individuals who guaranteed the Company's Original Credit Facility (defined in "The Credit Facility" below) were not required to provide such guarantees for the New Credit Facility (also defined in "The Credit Facility" below) and, therefore, the Company will no longer be required to pay such fees in the future.

Comparison of Operating Results for the Nine-month Periods Ended September 30,
  2004 and 2003

     For the nine months ended September 30, 2004, the Company's net income was $12.6 million, or $1.35 per diluted share, on net revenues of $98.3 million, an increase from net income of $7.8 million, or $0.83 per diluted share, on net revenues of $87.7 million during the nine months ended September 30, 2003. Income from operations for the 2004 nine-month period totaled $20.4 million, compared to $13.9 million for the same period in 2003. Net revenues increased 12.1%, and net income increased 61.6% when compared to last year's nine-month period ended September 30, 2003.

     Casino revenues for the first nine months of 2004 totaled $63.5 million, a 12.9% increase from $56.2 million for the first nine months of 2003, reflecting increases in all gaming departments. Casino operating expenses amounted to 36.2% of casino revenues for the nine months ended September 30, 2004, compared to 39.2% for the same period in 2003, primarily due to improved combined hold percentages, reduced payroll and benefit expenses and more efficient operations.

     Food and beverage revenues totaled $28.0 million for the nine months ended September 30, 2004, an increase of 7.1% from the $26.1 million for the nine months ended September 30, 2003, due to an approximate 3.7% increase in the number of covers served and a 4.2% increase in the average revenue per cover. Food and beverage operating expenses amounted to 50.5% of food and beverage revenues during the 2004 nine-month period, relatively flat when compared to 50.3% for the same period in 2003.

     Hotel revenues for the first nine months of 2004 increased 15.1% to $19.0 million from $16.5 million for the first nine months of 2003, primarily due to increases in both the ADR and occupancy. The nine-month period increase is also moderately affected by the Beauty Salon which opened in October 2003. Hotel revenues for the entire first nine months of 2004 and 2003 also include a $3 per occupied room energy surcharge. The Atlantis experienced an increase in the ADR during the 2004 nine-month period to $65.53, compared to $58.93 for the same period in 2003. The occupancy rate increased to 95.9% for the nine-month period in 2004, from 94.3% for the same period in 2003. Hotel operating expenses in the first nine months of 2004 were 31.7% of hotel revenues, unchanged when compared to 31.7% for the same period in 2003.

     Promotional allowances increased to $15.0 million in the first nine months of 2004 compared to $14.2 million in the same period of 2003. The increase is attributable to continued efforts to generate additional revenues. Although dollar amounts increased, promotional allowances as a percentage of gross revenues declined to 13.3% of gross revenues during the first nine months of 2004, from 13.9% in the first nine months of 2003.

     Other revenues were $2.9 million for the nine months ended September 30, 2004, a decrease of 5.5% from $3.0 million in the same period in 2003, which is directly the result of the approximately $191 thousand loss on disposal of assets. The 5.5% decrease includes a 9.6% decrease in entertainment fun center revenue which is partially offset by an 8.6% increase in gift and sundries retail shops. Other expenses as a percentage of revenue increased to 36.4% for the nine months ended September 30, 2004 as compared to 31.9% for the same period in 2003.

     Depreciation and amortization expense was $7.7 million in the first nine months of 2004, down 3.0% compared to $7.9 million in the same period last year. The decrease in depreciation expense was mainly due to the fact that some of the assets from the Company's previous major expansion had been fully depreciated.

     Selling, general and administrative expenses increased 6.1% to $26.0 million in the first nine months of 2004, compared to $24.5 million in the first nine months of 2003, primarily as a result of increased payroll and benefit costs and marketing and promotional expenditures. As a percentage of net revenue, SG&A expenses decreased to 26.4% in the 2004 nine-month period from 27.9% in the same period in 2003.

     Interest expense for the first nine months of 2004 totaled $1.3 million, a decrease of 38.1%, compared to $2.0 million for the same period one year earlier. The decrease reflects the Company's reduction in debt outstanding and reduced stockholder guarantee fee expense. Interest expense for the nine-month periods ended September 30, 2004, and 2003 included guarantee fees paid to the Company's three principal shareholders. These guarantee fee expenses totaled approximately $136 thousand and $793 thousand in the first nine months of 2004 and 2003, respectively. Effective January 2001, until February 2004, the Company compensated the three principal stockholders of the Company for their personal guarantees of the Company's outstanding bank debt at the rate of 2% per annum of the quarterly average outstanding bank debt. The individuals who guaranteed the Company's Original Credit Facility (defined in "The Credit Facility" below) were not required to provide such guarantees for the New Credit Facility (also defined in "The Credit Facility" below) and, therefore, the Company will no longer be required to pay such fees in the future.


LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our daily hotel and casino activities with net cash provided by operating activities.

     For the nine months ended September 30, 2004, net cash provided by operating activities totaled $19.2 million, an increase of 15.0% compared to the same period last year. Net cash used in investing activities totaled $7.9 million and $1.3 million in the nine months ended September 30, 2004 and 2003, respectively. During the first nine months of 2004 and 2003, net cash used in investing activities was used primarily in the purchase of property and equipment. Net cash used in financing activities totaled $14.1 million for the first nine months of 2004, compared to $15.5 million for the same period last year, as the Company refinanced its credit facility during the first nine months of 2004, simultaneously paying off old debt and acquiring new debt. During the first nine months of 2003, the Company used funds in the amount of approximately $1.4 million to repurchase Monarch common stock. As a result, at September 30, 2004, the Company had a cash balance of $6.9 million, compared to $9.9 million at September 30, 2003 and $9.7 million at December 31, 2003.

     The Company has a reducing revolving credit facility with a group of banks (see "THE CREDIT FACILITY" below). At September 30, 2004, the total balance outstanding on the Credit Facility was $32.8 million.

OFF BALANCE SHEET ARRANGEMENTS

     A new driveway was completed and opened on September 30, 2004 that is being shared between the Atlantis and a shopping center directly adjacent to the Atlantis, and which is controlled by our controlling stockholders (the "Shopping Center"). As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at a monthly rent of $25,000, subject to increase every 60 months based on the Consumer Price Index. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The Company is responsible for two thirds of the construction costs of the project, up to a maximum of $1.2 million. Due to various upgrades, the project cost exceeded $1.8 million, by approximately $200 thousand, and the Company is currently negotiating with the Shopping Center and may potentially have to pay up to two thirds of the incremental costs.

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

Critical Accounting Policies

     A description of our critical accounting policies and estimates can be found in Item 7 of our Form 10-K for the year ended December 31, 2003 ("2003 Form 10-K"). For a more extensive discussion of our accounting policies, see
Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2003 Form 10-K filed on March 12, 2004.


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


COMMITMENTS AND CONTINGENCIES

     Contractual cash obligations for the Company as of September 30, 2004 over the next five years are as follows:

                                                Payments Due by Period
                            ---------------------------------------------------------------
Contractual Cash                         Less than      1 to 3      4 to 5       More than
Obligations                  Total         1 year       years        years        5 years
                            ---------------------------------------------------------------
Long-Term debt              $32,800,000  $        -   $ 9,150,000  $23,650,000  $       -
Operating Leases (1)          5,670,946      490,946      740,000      740,000   3,700,000
Purchase Obligations (2)      2,350,000    2,350,000           -            -           -
                            -----------  -----------  -----------  -----------  -----------
Total Contractual Cash      $40,820,946  $ 2,840,946  $ 9,890,000  $24,390,000  $3,700,000
Obligations

(1) Operating leases include $370,000 per year in lease and common expense payments to the shopping center adjacent to the Atlantis (see Capital Spending and Development).

(2) Our open purchase order commitments total approximately $2.4 million. Of the total purchase order commitments, approximately $1.6 million are cancelable by the Company upon providing a 30-day notice.

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

     On February 20, 2004, the Original Credit Facility was refinanced (the "New Credit Facility") for $50 million, which included the $46 million payoff of the unpaid balance of the Original Credit Facility. The amount of the New Credit Facility, which is also a reducing revolving facility, may be increased by up to $30 million on a one-time basis and, if requested by us, before the second anniversary of the closing date, as defined. At our option, borrowings under the New Credit Facility will accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by us will include a margin added to either the Base Rate or to LIBOR that is tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin can vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and
2.50 percent above LIBOR (under the Original Credit Facility, this margin varied between 0.00 percent and 2.00 percent above the Base Rate, and between
1.50 percent and 3.50 percent above LIBOR). At September 30, 2004, the applicable margin was the Base Rate plus 0.50%, and the applicable LIBOR margin was LIBOR plus 1.75%. At September 30, 2004, the Base Rate was 4.75% and the LIBOR rate was 1.84%. At September 30, 2004, the Company had no Base Rate loans outstanding and had one LIBOR loan outstanding totaling $32.8 million, for a total obligation of $32.8 million.

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

     The maturity date of the New Credit Facility is February 23, 2009. Beginning June 30, 2004, the maximum principal available under the Credit Facility will be reduced over five years by an aggregate of $30.875 million in equal increments of $1.625 million per quarter with the remaining balance due at the maturity date. We may prepay borrowings under the New Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid under the New Credit Facility may be re-borrowed so long as the total borrowings outstanding do not exceed the maximum principal available. We may also permanently reduce the maximum principal available under the New Credit Facility at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand. We also benefited from a reduced loan amortization schedule, from $3 million per quarter under the Original Credit Facility to $1.625 million per quarter under the New Credit Facility.

     We paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the term of the New Credit Facility using the straight-line method.

     SHORT-TERM DEBT.  At September 30, 2004, we had no short-term debt.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of September 30, 2004 that are subject to market risks.

     We have substantial variable interest rate debt in the amount of approximately $32.8 million as of September 30, 2004, and $48.0 million as of September 30, 2003, which is subject to market risks.

     A one-point increase in interest rates would have resulted in an increase in interest expense of approximately $92 thousand in the third quarter of 2004 and $127 thousand in the third quarter of 2003.


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

      Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.



     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.


                         PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.          Description
         -----------          -----------

         99.01                Certification of John Farahi, pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002

         99.02                Certification of Ben Farahi, pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002


     (b) Reports on Form 8-K

     On October 26, 2004, we filed a Current Report on Form 8-K reporting that we had issued a press release announcing the results for the fiscal quarter ended September 30, 2004.

     On August 17, 2004, we filed a Form 8-K/A dated July 26, 2004 filing a correction to our July 26, 2004 press release.

     On July 26, 2004, we filed a Form 8-K dated July 26, 2004 attaching our press release reporting earnings for the second quarter ended June 30, 2004.





                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)


Date:  November 12, 2004                    By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer, and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

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


Date: November 12, 2004

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


Date: November 12, 2004

By: /s/ Ben Farahi
    ---------------
        Ben Farahi
        Chief Financial Officer, Secretary and Treasurer

                                                                 EXHIBIT 99.01

                        MONARCH CASINO & RESORT, INC.
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 12, 2004

By: /s/ JOHN FARAHI
    ---------------
        John Farahi
        Chief Executive Officer

                                                                 EXHIBIT 99.02

                        MONARCH CASINO & RESORT, INC.
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ben Farahi, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 12, 2004

By: /s/ BEN FARAHI
    ---------------
        Ben Farahi
        Chief Financial Officer