Form 10-K
period 2004-12-31
MONARCH CASINO & RESORT INC
filed 2005-03-15
CIK 907242

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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


     The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2004, based on the closing price as reported on The Nasdaq Stock Market(SM) of $14.10 per share, was approximately $60,511,884.


     As of March 8, 2005, Registrant had 9,409,558 shares of Common Stock outstanding.


     DOCUMENTS INCORPORATED BY REFERENCE. None.

     Portions of the Proxy Statement for Registrant's 2005 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

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


THE ATLANTIS CASINO RESORT

     Through our Golden Road subsidiary, we own and operate the tropically-themed Atlantis Casino Resort, which is located approximately three miles south of downtown in the generally more affluent and rapidly growing south area of Reno, Nevada. The Atlantis features approximately 51,000 square feet of casino space interspersed with waterfalls, giant artificial palm trees, thatched-roof huts, and other tropical decor; a hotel and a motor lodge with 975 guest rooms; nine food outlets; an enclosed pool with waterfall; an outdoor pool; a health spa; two retail outlets offering clothing and traditional gift shop merchandise; a full service salon for men and women; an 8,000 square-foot family entertainment center; and approximately 25,000 square feet of banquet, convention and meeting room space.

     The Reno-Sparks Convention Center is located across the street from the Atlantis, the only hotel-casino within easy walking distance. The Reno-Sparks Convention Center underwent a $105 million expansion and renovation completed in late July 2002 that increased its exhibition, meeting room, ballroom, and lobby space by more than 50%, from approximately 380,000 to approximately 570,000 square feet.


ATLANTIS CASINO

     The Atlantis casino offers approximately 1,450 slot and video poker machines; approximately 38 table games, including blackjack, craps, roulette and others; a sports book (which is operated by an unaffiliated party pursuant to a lease arrangement with us); Keno; and a poker room.

     The following table summarizes the components of our casino revenues for the periods shown:

                                         Years ended December 31,
                                        --------------------------
                                         2004      2003      2002
                                        ------    ------    ------
Slot & video poker.....................  79.7%     78.2%     74.8%
Table games............................  17.5%     18.8%     22.5%
Keno, poker room and sports book rent..   2.8%      3.0%      2.7%

     The Atlantis offers what we believe are higher than average payout rates on slot machines relative to other northern Nevada casinos and has adopted liberal rules for its blackjack games, including the use of single decks of cards at some tables and allowing players to "double down" on the first two cards. We seek to attract high-end players through high quality amenities and services and by extension of gaming credit after a careful credit history evaluation.

HOTEL AND MOTOR LODGE

     The Atlantis includes three contiguous high-rise hotel towers with 826 rooms and suites, and a low-rise motor lodge with another 149 rooms, for a total of 975 guest rooms. The first of the three hotel towers, which was completed in April 1991, contains 160 rooms and suites in 13 stories, and underwent a $2.8 million complete interior renovation completed early in the third quarter of 2002. The 19-story second hotel tower was completed in September 1994 and underwent a $3.8 million complete interior renovation that was completed in March 2004. As part of the renovation, certain suites were expanded and, as a result, five regular hotel rooms were eliminated. The second hotel tower now contains 278 rooms and suites from 283 rooms and suites prior to the renovation. The third tower was completed in June 1999 and contains 388 rooms and suites in 28 stories. The rooms on the top seven floors in the newest tower are nearly 20% larger than the standard guest rooms and offer private elevator access, upscale accommodations, and a private concierge service.

     The Atlantis hotel rooms feature upbeat, colorful interior decorations and furnishings consistent with the Atlantis' tropical theme, as well as nine-foot ceilings (most standard hotel rooms have eight-foot ceilings), which create an open and spacious feel. The newest hotel tower features a four-story waterfall with an adjacent swimming pool in a climate controlled, five-story glass enclosure, which shares an outdoor third floor pool deck with an outdoor swimming pool and whirlpool. A full service salon (the "Salon at Atlantis") overlooks the third floor sundeck and outdoor seasonal swimming pool and offers products and treatments for hair, nails, skincare and body services for both men and women. A health spa is located adjacent to the swimming areas. The hotel also features glass elevators rising the full 19 and 28 stories, respectively, of the two taller hotel towers, providing panoramic views of the Reno area and the Sierra Nevadas, a mountain range separating Nevada from California.

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

     The average occupancy rate and average daily room rate at the Atlantis for the following periods were:

                                         Years ended December 31,
                                        --------------------------
                                         2004      2003      2002
                                        ------    ------    ------
Occupancy rate.........................  93.6%     92.3%     92.9%
Average daily room rate................ $64.16    $57.82    $55.29

     We continually monitor and adjust hotel room rates based upon demand and other competitive factors. Our Average Daily Room Rate ("ADR") has also been impacted by rooms sold at discounted rates to select wholesale operators for tour and travel packages.


RESTAURANTS AND DINING

     The Atlantis has seven restaurants, one snack bar, and one gourmet coffee bar, as described below.

     - The 600-seat Toucan Charlie's Buffet & Grill, which offers a wide variety of standard hot food selections, salads and seafood; specialty substations featuring made-to-order items, such as Mongolian barbecue, fresh Southwest and Asian specialties, and meats roasted in wood-fired rotisserie ovens; and two salad stations
     - The 135-seat, aquatic-themed Atlantis Seafood Steakhouse gourmet restaurant
     - The 200-seat, upscale MonteVigna Italian Ristorante, featuring a centrally located wine cellar
     - The Oyster Bar restaurant in the Sky Terrace offering fresh seafood, soups and bisques made to order
     - The Sushi Bar, also in the Sky Terrace, offering a variety of fresh raw and cooked sushi specialties, including all-you-can-eat lunch and dinner menus. Combined, the Oyster Bar and Sushi Bar can accommodate up to 120 guests
     - The 178-seat 24-hour Purple Parrot coffee shop
     - The 104-seat Cafe Alfresco restaurant serving pizzas prepared in a wood-fired, brick oven
     - A gourmet coffee bar, offering specialty coffee drinks and pastries and desserts made fresh daily in the Atlantis bakery
     - A snack bar and soda fountain serving ice cream and arcade-style refreshments


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


ATLANTIS IMPROVEMENTS

     We have continuously invested in upgrading the Atlantis. Our capital expenditures at the Atlantis were $9.7 million in 2004, $8.4 million in 2003, and $6.5 million in 2002. A summary of capital expenditures for the last three years is as follows (in millions):

                                                       2004        2003        2002
                                                     --------    --------    --------
Cash acquisitions of property and equipment...        $9.1        $8.0        $4.8
Property and equipment acquired through
 trade payables...............................          -           -          0.1
Financed purchases of property and equipment..         0.6         0.4         1.6
                                                     --------    --------    --------
Total capital expenditures....................        $9.7        $8.4        $6.5

     During 2004, capital expenditures consisted primarily of renovations to our second tower hotel rooms and suites, the installation of a new slot player tracking system, $1.35 million in leased driveway improvements and continued acquisitions of and upgrades to gaming equipment. During 2003, capital expenditures consisted primarily of the construction and opening of the new Sushi Bar and the Salon at Atlantis, renovations to the second hotel tower, and continued acquisitions of and upgrades to gaming equipment. During 2002, capital expenditures consisted primarily of renovations to the first hotel tower, renovations and upgrade to the hotel front desk and VIP services area, a total renovation of the Cafe Alfresco, and continued acquisitions of and upgrades to gaming equipment.

     In 2004, we constructed a new driveway that is being shared between the Atlantis and the adjacent Sierra Marketplace Shopping Center (the "Shopping Center") that is owned and controlled by affiliates of our controlling stockholders. A new traffic signal was erected at mid-block on South Virginia Street, serving the new driveway. As part of this project, we are leasing a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for 3 five-year terms, and at the end of the extension period, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on a MAI Appraisal. We use the leased space for pedestrian and vehicle access to the Atlantis, and we have use of a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The project was completed, the driveway was put into use and we began paying rent on September 30, 2004 (see Part III - ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 26, 2005). The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time (see "Property and Equipment" in Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies").

We remain committed to implementing renovations and upgrades and will consider all capital expenditure projects proposed by our executive officers and key employees.


EXPANSION POTENTIAL

     Our expansion potential at the current site is twofold. First, we could expand our existing hotel and casino, thereby giving us more hotel rooms, amenities and more room for additional slot machines. Second, we could expand by developing the 16-acre parcel that we own across the street from the Atlantis. This site is connected to the Atlantis by the Sky Terrace and is currently used for parking and special events related to the Atlantis. Our 16-acre parcel meets all current Reno zoning requirements in the event we decide to build another resort casino or entertainment facility. We currently have no plans for the expansion or development of either site, but we constantly monitor industry demands and prudent development opportunities for our property.

     In 2003, we entered into an option agreement with an affiliate of our controlling stockholders to purchase property in South Reno for development of a new hotel casino. This property is located approximately 3.5 miles south of the Atlantis. Commencement of any development of the property will require completion of property due diligence and receipt of numerous approvals, including master plan changes and zoning changes, neither of which can be assured. Through the current property owner, we have filed an application with the City of Reno for master plan change and zoning change for 13 acres of the property. On January 20, 2005, the City of Reno Planning Commission approved our application for master plan and zoning change on the property. The Reno City Council and regional governing authorities must next approve the application.

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

     We believe local gaming customers prefer slot and video poker machines to table games, and prefer video poker machines to reel-spinning (or electronically simulated reel-spinning) slot machines. Accordingly, the Atlantis provides a diverse selection of video poker machines. Moreover, we believe that Reno area residents seek out and frequent casinos with higher payout rates on slot and video poker machines and more liberal rules on table games relative to other northern Nevada casinos. We believe the Atlantis offers higher than average payout rates on slot machines, and we have adopted liberal rules for its blackjack games, including the use of single decks of cards at some tables and allowing players to "double down" on the first two cards. We have also implemented "Club Paradise," a frequent player club, to encourage Locals' repeat play at our casino.

     LEISURE TRAVELERS. Reno is a popular gaming and vacation destination that enjoys direct freeway access to nearly all major northern California population centers and non-stop air service from most large cities in the western United States, as well as many midwest and southern population centers such as Chicago, Minneapolis, Dallas and Atlanta. The principal segments of Reno's leisure traveler market are independent travelers, package tour and travel customers, and high-end players. We attempt to maximize our gaming revenues and hotel occupancy through a balanced marketing approach that addresses each market segment.

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


COMPETITION

     Competition in the Reno area gaming market is intense. Based on information obtained from the December 31, 2004 Gaming Revenue Report published by the Nevada State Gaming Control Board, there are approximately 12 casinos in the Reno area which generate more than $12.0 million each in annual gaming revenues.

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

     We believe that the Atlantis' primary competition for conventioneers comes from other large-scale hotel casinos in the Reno area that actively target the convention market segment, and secondarily from other cities on the U.S. West Coast with large convention facilities and substantial hotel capacity, including Las Vegas. We compete for conventioneers based on the desirability of our location, the quality and ambiance of the Atlantis facility, meeting and banquet rooms designed to appeal to conventions and groups, friendly efficient service, and the quality and relative value of its rooms and food and beverage offerings. We believe that the Atlantis' proximity to the Reno-Sparks Convention Center affords it a distinct competitive advantage in attracting conventioneers.

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

     The constitutional amendment approved by California voters in 1999 allowing the expansion of Indian casinos in California has had an impact on casino revenues in Nevada in general, and many analysts have continued to predict the impact will be more significant on the Reno-Lake Tahoe market. The extent of this continued impact is difficult to predict, but we believe that the impact on us will continue to be mitigated to some extent due to the Atlantis' emphasis on Reno area residents as a significant base of its business, as well as its proximity to the Reno-Sparks Convention Center. However, if other Reno area casinos continue to suffer business losses due to increased pressure from California Indian casinos, they may intensify their marketing efforts to Reno-area residents as well. However, we believe our numerous amenities such as a wide array of restaurants, a video arcade, banquet facilities and surface parking are a key factor in our ability to attract Locals which competitor facilities will not easily be able to match without major capital expenditures.

     Certain experienced Nevada gaming operators have agreements to build and manage Indian casino facilities near San Francisco, one of Reno's key feeder markets. One major facility near Sacramento has been operating since June 2003 and has been very successful, adversely impacting many hotel casinos in Reno. Once these facilities receive all the required permits and are built, they could provide an alternative to Reno area casinos, especially during certain winter periods when auto travel through the Sierra Nevadas is hampered.

     We also believe that the legalization of unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key non-Reno marketing areas, such as San Francisco or Sacramento, could have a material adverse impact on our business.

     In June 2004, five California Indian tribes signed compacts with the state that allows the tribes to increase the number of slot machines beyond the previous 2,000-per-tribe limit in exchange for higher fees from each of the five tribes. The State of California hopes to sign similar compacts with more Indian tribes.

     A developer has received approval for zoning change for a 7.7 acre parcel of land within a quarter mile to the south of the Atlantis for development of a gaming property. Under certain "grandfathered" rights acquired by the developer, such developer seeks to build a casino without a resort hotel as would be required under state and local law without such grandfathered rights. We believe that permitting such developer to build a casino without the resort hotel amenities could have an adverse impact on our business and would be in conflict with the land use laws in the area surrounding the Reno-Sparks Convention Center which requires additional hotel rooms to support growth in convention business. We are diligently monitoring developments in this situation.

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


EMPLOYEES

     As of March 8, 2005, we had approximately 1,784 employees. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.


ITEM 2. PROPERTIES

     Our properties consist of:

     (a) The approximately 13-acre site in Reno, Nevada on which the Atlantis is situated, including the hotel towers, casino, restaurant facilities and surrounding parking is, in part or in whole, held subject to a trust deed encumbrance in favor of financial institutions totaling approximately $25.7 million as of March 8, 2005.

     (b) An approximately 16-acre site adjacent to the Atlantis and connected to the Atlantis by the Sky Terrace, which includes approximately 11 acres of paved parking used for customer, employee and valet parking. The remainder of the site is undeveloped. This site is compliant with all casino zoning requirements and is suitable and available for future expansion of the

Atlantis facilities, parking, or complementary resort casino and/or entertainment amenities. We have not determined the ultimate use of this site. These 16 acres are also held subject to the trust deed encumbrance described in ITEM 2 (a) above.

     (c) A 37,368 square-foot leased land next door to the Atlantis serving as a driveway entrance since September 30, 2004.

    (d) A purchase option on a parcel of land in South Reno for possible development of a new hotel casino. In 2003, we entered into an option agreement with an affiliate of our controlling stockholders to purchase the property in South Reno. This property is located approximately 3.5 miles south of the Atlantis. Commencement of any development of the property will require completion of property due diligence and receipt of numerous approvals, including master plan changes and zoning changes, neither of which can be assured. Through the current property owner, we have filed an application with the City of Reno for master plan change and zoning change for 13 acres of the property. On January 20, 2005, the City of Reno Planning Commission approved our application for master plan and zoning change on the property. The Reno City Council and regional governing authorities must next approve the application.


ITEM 3. LEGAL PROCEEDINGS

     On April 26, 1994, and May 10, 1994, complaints in purported class action lawsuits (William Poulos v. Caesars World, Inc. et al., Case No.94-478-Civ-Orl-22, and William H. Ahern v. Caesars World, Inc. et al., Case No. 94-532-Civ-Orl-22, respectively) were filed in the United States District Court for the Middle District of Florida (the "Florida Complaints") and subsequently were transferred to the United States District Court for the District of Nevada, Southern Division (the "Nevada District Court"). On September 26, 1995, a complaint in a purported class action lawsuit (Larry Schrier v. Caesars World, Inc. et al., Case No. 95-923-LDG (RJJ)) was filed in Nevada District Court (along with the Florida Complaints, the "Complaints"). The Complaints allege that manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company, have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints charge Defendants with violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. The Nevada District Court consolidated the actions (and one other action styled William Poulos v. American Family Cruise Line, NV et al., Case No. CV -S-95-936-LDG (RLH), in which the Company is not a named defendant). The Plaintiffs moved to certify two classes of plaintiffs, essentially encompassing all persons in the U.S. who have played one or more of the defendants' video poker or electronic slot machines in the prior ten years. That motion was opposed by the defendants and subsequently, the court ruled in favor of the defendants and denied the class certification motion. That ruling was upheld on appeal. As a result, the named plaintiffs, Poulos, McElmore and Schreier must proceed on behalf of themselves, not a class. The plaintiffs have admitted that they, personally, did not gamble in all of the establishments owned by entities named as defendants in the suit, and have offered to dismiss those defendants associated with casinos at which they did not personally gamble. Monarch is included within the group of defendants to which dismissal has been offered. Presently, Monarch is in the process of securing its dismissal with prejudice. Monarch expects to obtain a final order of dismissal by mid 2005. Monarch does not expect any material costs and/or attorney's fees to be expended upon this lawsuit through the dismissal process.

     We are party to other claims that arise in the normal course of business. Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our security holders during the fourth quarter of 2004.


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

                                    2004              2003
                              ----------------   ----------------
                               High      Low      High      Low
                              -------  -------   -------  -------
     First quarter........... $14.900  $10.750   $13.450  $ 7.710
     Second quarter.......... $15.750  $13.050   $ 9.540  $ 7.490
     Third quarter........... $19.340  $12.950   $11.310  $ 8.900
     Fourth quarter.......... $43.890  $18.820   $11.530  $ 9.380

     As of March 7, 2005, there were approximately 90 holders of record of our common stock, and approximately 984 beneficial stockholders.

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

     (b)     Not applicable.

     (c) On March 10, 2003, we announced a plan to repurchase up to 250,000 shares, or 2.6%, of our common stock in open market transactions. The repurchases may be made from time to time depending on market conditions and availability of funds. The repurchases are to be made with our cash (see our Current Report filed on Form 8-K dated March 10, 2003). We did not purchase any shares of our common stock pursuant to this stock repurchase program during 2004. During 2003, we purchased 180,000 shares of our common stock pursuant to this stock repurchase program. Our bank loan agreement requires achievement of certain financial ratios before we can repurchase our common stock.


ITEM 6. SELECTED FINANCIAL DATA

                                                       Years ended December 31,
                                         ----------------------------------------------------
(In thousands except per share amounts)     2004       2003       2002       2001       2000
---------------------------------------------------------------------------------------------
OPERATING RESULTS
Casino revenues                          $ 84,132   $ 74,956   $ 70,773   $ 64,908   $ 59,373
Other revenues                             65,545     59,741     57,641     54,461     51,713
                                          -------    -------    -------    -------    -------
Gross revenues                            149,677    134,697    128,414    119,369    111,086
Promotional allowances                    (20,220)   (18,746)   (17,376)   (14,853)   (14,170)
                                          -------    -------    -------    -------    -------
Net revenues                              129,457    115,951    111,038    104,516     96,916
Income from operations                     26,274<F1> 17,209<F2> 17,196<F3> 14,132<F4>  9,550<F5>
Income before income tax                   24,689     14,572     13,033      6,888      1,386
Net income                               $ 16,526   $  9,606   $  8,603   $  4,602   $    960
                                          =======    =======    ========   =======    =======
----------------------------------------------------------------------------------------------
INCOME PER SHARE OF COMMON STOCK
Net income
     Basic                               $   1.76   $   1.02   $   0.91   $   0.49   $   0.10
     Diluted                             $   1.76   $   1.02   $   0.90   $   0.49   $   0.10
Weighted average number of common shares
 and potential common shares outstanding
     Basic                                  9,378      9,379      9,458      9,436      9,436
     Diluted                                9,407      9,412      9,521      9,480      9,477
----------------------------------------------------------------------------------------------
OTHER DATA
Depreciation and amortization            $  9,628   $ 10,797   $ 10,320   $ 10,085   $ 10,101
Interest expense, net                    $  1,584   $  2,638   $  3,934   $  7,243   $  8,165
Capital expenditures <F6>                $  9,710   $  8,406   $  6,534   $  4,488   $  3,866
----------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                             $118,339   $115,877   $117,480   $121,064   $126,391
Current maturities of long-term debt     $     -    $  6,060   $  8,279   $  8,106   $  7,538
Long-term debt, less current maturities  $ 32,400   $ 41,125   $ 52,000   $ 64,237   $ 73,481
Stockholders' equity <F7>                $ 65,763   $ 48,723   $ 40,301   $ 31,430   $ 26,829

<F1> 2004 includes a $173 thousand loss on disposal of fixed assets.
<F2> 2003 includes a $133 thousand gain on disposal of fixed assets.
<F3> 2002 includes a $35 thousand gain on disposal of fixed assets.
<F4> 2001 includes a $25 thousand gain on disposal of fixed assets.
<F5> 2000 includes a $139 thousand gain on disposal of fixed assets.
<F6> Includes amounts financed with debt or capitalized lease obligations.
<F7> We paid no dividends during the five year period ended December 31, 2004.

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

     Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.

OPERATING RESULTS SUMMARY

     During 2004, we exceeded all previously reported Company annual casino revenues, hotel revenues, net revenues, net income and earnings per share.


                                                                           Percentage
                                                                      Increase / (Decrease)
                                                                      ---------------------
                                           2004     2003     2002     04 vs 03     03 vs 02
                                          ------   ------   ------   ----------   ----------
(In millions, except earnings per share)

Casino revenues.........................  $ 84.1   $ 75.0   $ 70.8      12.2%        5.9%
Food and beverage revenues..............    37.3     34.5     33.6       8.2%        2.5%
Hotel revenues..........................    24.3     21.2     20.3      14.5%        4.6%
Other revenues..........................     3.9      4.0      3.7      (2.8)%       8.5%

Net revenues............................   129.5    116.0    111.0      11.6%        4.4%
Income from operations..................    26.3     17.2     17.2      52.7%        0.1%

Net income..............................    16.5      9.6      8.6      72.0%       11.7%

Earnings per share - diluted............    1.76     1.02     0.90      72.5%       13.3%

Operating margin........................   20.3%    14.8%    15.5%       5.5 pts    (0.7) pts

     Net revenues in 2004 increased 11.6% over 2003 due to increases in our top three revenue segments: casino, food and beverage and hotel revenues, which increased 12.2%, 8.2% and 14.5%, respectively, over 2003. These increases were partially offset by a 2.8% decrease in other revenues in 2004 compared to 2003.

     We attribute our improved results to our experienced management team, the superb location of the Atlantis in the more affluent and growing south part of

Reno, the quality of our product that drives repeat business, our focus on marketing primarily to Reno-area residents, and our steadily declining interest expense resulting from overall reductions in our outstanding debt which were partially offset by slightly higher prevailing interest rates.

     In 2004, our income from operations increased 52.7% over 2003, while our net income and earnings per diluted share increased 72.0% and 72.5%, respectively.

     Some significant items that affected our 2004 results are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the Liquidity and Capital Resources section.

     - Gross revenues grew 11.1% in 2004 as compared to 2003 while promotional allowances increased only 7.9%. This led to a net revenues increase of 11.6%.

     - Operating costs and expenses increased only 4.5% leading to improved margins in our casino, food and beverage and hotel revenue centers as well as a 67.1% flow through of incremental net revenue to income from operations.

     - Depreciation expense in 2004 decreased approximately $1.2 million, or 10.8%, due to the fact that previously capitalized assets have become fully depreciated.

     - The increase in net revenues, together with the smaller increase in operating costs and expenses and the large decrease in depreciation expense translated into a 52.7% increase in income from operations.

     - Interest and stockholder guarantee fee expenses decreased 39.9% in 2004 compared to 2003 due to continuously decreasing outstanding debt and the elimination of stockholder guarantee fees from the refinancing of our credit facility in February 2004. These decreases were partially offset by slightly higher prevailing interest rates.

CAPITAL SPENDING AND DEVELOPMENT

     We seek to continuously upgrade and maintain the Atlantis in order to present a fresh product to our guests and to maintain high quality standards.

     Capital expenditures at the Atlantis (including non-cash capital expenditures) totaled approximately $9.7 million, $8.4 million and $6.5 million in 2004, 2003, and 2002, respectively. Capital expenditures in 2004 consisted primarily of renovations to our second tower hotel rooms and suites, the installation of a new slot player tracking system, $1.35 million in leased driveway improvements and continued acquisitions of and upgrades to gaming equipment. Capital expenditures in 2003 consisted primarily of the May 2003 opening of the Sushi Bar, the construction and November 2003 opening of the Salon at Atlantis, November 2003 commencement of the second hotel tower room upgrades and renovation, the acquisition of a new player tracking and slot accounting system installed and operational by January 2004, continued slot machine conversion to the ticket-in, ticket-out coinless slot system, and continued acquisition of and upgrades to gaming equipment. In 2002, capital expenditures consisted primarily of renovations to Atlantis' first hotel tower, renovations and upgrades to the hotel front desk and VIP services area, a total renovation of the Cafe Alfresco, and continued acquisitions of and upgrades to gaming equipment.

     In 2004, a new driveway was constructed that is being shared between the Atlantis and the adjacent Sierra Marketplace Shopping Center that is owned and controlled by affiliates of our controlling stockholders (the "Shopping Center"). A new traffic signal was erected at mid-block on South Virginia Street, serving the new driveway. As part of this project, we are leasing a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. We are also using part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for 3 five-year terms, and at the end of the extension period, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on a MAI Appraisal. We use the leased space for pedestrian and vehicle access to the Atlantis, and we have use of a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. This project was completed, the driveway was put into use and we began paying rent on September 30, 2004 (see Part III - ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 26, 2005). The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time (see "Property and Equipment" in Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies").

     Future cash needed to finance ongoing capital expenditures is expected to be made available from operating cash flow, the Credit Facility (see Item 8, "FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Note 5.") and, if necessary, additional borrowings.


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

Stockholder Guarantee Fees

     All of our bank debt was personally guaranteed by our three largest stockholders since the inception of our original loan agreement on December 29, 1997. Effective January 1, 2001, until February 20, 2004, we compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount. For the twelve months ended December 31, 2004, 2003, and 2002, we recorded interest expense in the amounts of approximately $136,000, $1.0 million, and $1.3 million, respectively, for these guarantee fees. The individuals who guaranteed the Original Credit Facility were not required to do so for the New Credit Facility (as defined below). Therefore, we will no longer incur such guarantee fee expenses.

DISCUSSION OF RESULTS OF OPERATIONS

2004 Compared with 2003

     For the year ended December 31, 2004, we earned net income of $16.5 million, or $1.76 per diluted share, on net revenues of $129.5 million, compared to a net income of $9.6 million, or $1.02 per diluted share, on net revenues of $116.0 million for the year ended December 31, 2003. Our net revenues for 2004 are the highest in our Company's history. Our income from operations totaled $26.3 million for 2004, a 52.7% increase when compared to $17.2 million for 2003. Net income for the year 2004 constitutes a record high for our Company. We believe the Atlantis continued to benefit in 2004 from the rapid growth occurring in the residential and commercial areas south of the Atlantis in Reno, and from the increasing popularity of the Atlantis with visitors to the Reno area.

     Casino revenues totaled $84.1 million in 2004, up 12.2% from $75.0 million in 2003, driven by increases in slot, table game and poker game win. Revenue from slot and video poker machines ("slot machines") increased approximately 14.4% in 2004 compared to 2003. We believe that increased slot machine play was due to continued effective marketing and continuous upgrade of facilities and equipment in 2004 and 2003. Table game win increased approximately 4.2% in 2004 compared to 2003 due to a slight increase in drop and improved win percentages. Keno and poker room revenues combined increased approximately 7.8% in 2004 over 2003. Keno write increased approximately 7.6% in 2004 compared to 2003 while poker revenue increased approximately 31.4% compared to 2003 due to continued effective marketing. Casino operating expenses were 36.3% of casino revenues in 2004, an improvement from 39.1% in 2003. The improved casino margin in 2004 over 2003 was due to improved win percentages, reduced payroll and benefit costs and more efficient operations.

     Food and beverage revenues increased 8.2% to $37.3 million in 2004 from $34.5 million in 2003, primarily due to a 4.0% increase in average revenue per cover combined with a 4.6% increase in the number of covers served. Food and beverage operating expenses decreased to 50.5% of food and beverage revenues in 2004 compared to 51.3% in 2003, due to increased revenue per cover, increased number of covers served and more efficient operations which were partially offset by a slight increase in cost of sales.

     Hotel revenues totaled $24.3 million in 2004, an increase of 14.5% from $21.2 million in 2003. The increase reflects an increase in both the average daily occupied room rate and the occupancy rate during the twelve month period of 2004 compared to the same period in 2003. Year 2004 revenues also include a $3.00 per occupied room energy surcharge that was also assessed during 2003. The Atlantis' average daily room rate ("ADR") was $64.16 in 2004, compared to $57.82 in 2003. The average occupancy rate at the Atlantis was 93.6% in 2004 compared to 92.3% in 2003. Hotel operating expenses decreased slightly to 32.3% of hotel revenues in 2004, compared to 32.9% in 2003. This decrease in operating expenses as a percentage of hotel revenues resulted primarily from increased average daily room rate.

     Promotional allowances increased to $20.2 million, or 13.5% of gross revenues, in 2004 compared to $18.7 million, or 13.9% of gross revenues, in 2003. The dollar increase is attributable to continued efforts to generate additional revenues. The decrease in percentage of promotional allowance to gross revenues reflects efforts to ensure that promotional costs are directed toward gaming guests.

     Other revenues decreased approximately 2.8% in 2004 to $3.9 million from $4.0 million in 2003, which is directly the result of the approximately $173,000 loss on disposal of assets. The 2.8% overall decrease also includes a 7.2% decrease in entertainment fun center revenue which is partially offset by a 10.5% increase in gift and sundries retail shops revenue. Other expenses were approximately 34.5% of other revenues in 2004, an increase from 31.7% in 2003.

     Selling, general and administrative ("SG&A") expenses totaled $35.0 million, or 27.0% of net revenues, in 2004 compared to $32.7 million, or 28.2% of net revenues, in 2003. The decrease in these expenses as a percentage of revenues reflects management's efforts to control expenses as revenues increase.

     Depreciation and amortization expense was $9.6 million in 2004, a decrease of 10.8% from $10.8 million in 2003. The decrease is due to the fact that previously capitalized assets have become fully depreciated.

     Interest and stockholder guarantee fee expenses for 2004 totaled approximately $1.6 million, down 39.9% from $2.6 million in 2003, due to lower outstanding debt which was partially offset by slightly higher prevailing interest rates. Guarantee fees paid to our three principal stockholders totaled approximately $136,000 in 2004 and $1.0 million in 2003. The individuals who guaranteed the Company's Original Credit Facility (defined in "The Credit Facility" below) did not provide such guarantees for the New Credit Facility (also defined in "The Credit Facility" below) and, therefore, the Company will no longer be required to pay such fees in the future. At December 31, 2004, all of our interest-bearing debt was related to a reducing revolving credit facility with floating interest rates tied to a base rate approximately equal to the prime rate or LIBOR (at our option) plus a margin which fluctuates according to our ratio of funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")(See Item 8, "FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Note 5."). An increase in interest rates could have a material effect on our financial results.

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

     Promotional allowances increased to $18.7 million, or 13.9% of gross revenues, in 2003 compared to $17.4 million, or 13.5% of gross revenues, in 2002. The increase is attributable to expanded promotional efforts to increase revenues.

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

     Selling, general and administrative ("SG&A") expenses totaled $32.7 million, or 28.2% of net revenues, in 2003 compared to $30.4 million, or 27.4% of net revenues, in 2002. The increase in these expenses as a percentage of revenues reflects increased energy costs, increased marketing and promotional costs and increased employee healthcare costs. Selling, general and administrative expenses for 2003 also included costs incurred as a result of the litigation settled in early 2004 against the City of Reno and other third parties. These litigation costs were not incurred in 2002.

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


LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our daily hotel and casino activities with net cash provided by operating activities. For the years 2004, 2003, and 2002, net cash provided by operating activities totaled $25.7 million, $22.4 million, and $20.0 million, respectively. During each of the three years, net cash provided by operating activities was sufficient to fund our day-to-day operating expenses.

     Net cash used in investing activities, which consisted of acquisitions of property and equipment, totaled $9.1 million, $7.8 million, and $4.9 million in 2004, 2003, and 2002, respectively. Total capital expenditures, including amounts financed, were $9.7 million, $8.4 million, and $6.5 million in 2004, 2003, and 2002, respectively.

     Net cash used in financing activities totaled $14.5 million in 2004 as we refinanced our credit facility during 2004, simultaneously paying off old debt and acquiring new debt. Net cash used in financing activities totaled $14.8 million in 2003 and $13.5 million in 2002.


COMMITMENTS AND CONTINGENCIES

     Our contractual cash obligations as of December 31, 2004 over the next five years and thereafter are as follows:

                                                  Payments Due by Period
                              ---------------------------------------------------------------
Contractual Cash                            Less than       1 to 3      4 to 5     more than
Obligations                      Total        1 year        years        years      5 years
                              ---------------------------------------------------------------
Long-Term Debt                $32,400,000  $        -   $        -   $32,400,000   $       -
Operating Leases(1)             5,538,131      450,631      740,000      740,000    3,607,500
Purchase Obligations(2)         1,962,000    1,962,000           -            -            -
                              -----------  -----------  -----------  -----------   ----------
Total Contractual Cash
Obligations                   $39,900,131  $ 2,412,631  $   740,000  $33,140,000   $3,607,500
                              ===========  ===========  ===========  ===========   ==========
(1) Operating leases include $370,000 per year in lease and common expense payments to the shopping center adjacent to the Atlantis (see Capital Spending and Development).

(2) Our open purchase order commitments total approximately $2.0 million.  Of the total purchase order commitments, approximately $1.6 million are cancelable by the Company upon providing a 30-
day notice.

     On March 10, 2003, we announced a plan to repurchase up to 250,000 shares, or 2.6%, of our common stock in open market transactions. The repurchases may be made from time to time depending on market conditions and availability of funds. The repurchases are to be made with our cash (see our

Current Report filed on Form 8-K dated March 10, 2003). We did not purchase any shares of our common stock pursuant to this stock repurchase program during 2004. During 2003, we purchased 180,000 shares of our common stock pursuant to this stock repurchase program. The New Credit Facility (as defined below) requires achievement of certain financial ratios before we can repurchase our common stock.

     We believe that our existing cash balances, cash flow from operations, equipment financing, and borrowings available under the New Credit Facility, which were $40.25 million at December 31, 2004, will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure requirements; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

THE CREDIT FACILITY Until February 20, 2004, we had a reducing revolving term loan credit facility with a consortium of banks that was to expire on June 30, 2004, and in the original amount of $80 million but that had been reduced to $46 million at payoff (the "Original Credit Facility").

     On February 20, 2004, the Original Credit Facility was refinanced (the "New Credit Facility") for $50 million, which included the $46 million payoff of the unpaid balance of the Original Credit Facility. The amount of the New Credit Facility, which is also a reducing revolving facility, may be increased by up to $30 million on a one-time basis and if requested by us before the second anniversary of the closing date, as defined. At our option, borrowings under the New Credit Facility will accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by us will include a margin added to either the Base Rate or to LIBOR that is tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin can vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and
2.50 percent above LIBOR (under the Original Credit Facility, this margin varied between 0.00 percent and 2.00 percent above the Base Rate, and between
1.50 percent and 3.50 percent above LIBOR). At December 31, 2004, the applicable margin was the Base Rate plus 0.25%, and the applicable LIBOR margin was LIBOR plus 1.5%. At December 31, 2004, the Base Rate was 5.25% and the LIBOR rate was 2.19%. At December 31, 2004, the Company had $2.5 million in Base Rate loans outstanding and had one LIBOR loan outstanding totaling $29.9 million, for a total obligation of $32.4 million.

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

     The maturity date of the New Credit Facility is February 23, 2009. Beginning June 30, 2004, the maximum principal available under the Credit Facility will be reduced over five years by an aggregate of $30.875 million in equal increments of $1.625 million per quarter with the remaining balance due at the maturity date. We may prepay borrowings under the New Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid under the New Credit Facility may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available. At December 31, 2004, our available borrowings were $40.25 million with an outstanding balance of $32.4 million. We may also permanently reduce the maximum principal available under the New Credit Facility at any time so long as the amount of such reduction is at least $500,000 and a multiple of $50,000. We also benefited from a reduced loan amortization schedule, from $3 million per quarter under the Original Credit Facility to $1.625 million per quarter under the New Credit Facility.

     As of December 31, 2004, our Leverage Ratio had been equal to or less than one-to-one for the second consecutive quarter. Per the New Credit Facility, if we achieve a Leverage Ratio equal to or less than one-to-one for two consecutive quarters, our scheduled reduction of the next consecutive fiscal quarter is waived. Management has assumed that we will maintain a leverage ratio equal to or less than one-to-one for the remaining term of the New Credit Facility and, therefore, no principal reductions will be due until the New Credit Facility matures in 2009.

     We paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the term of the New Credit Facility using the straight-line method

     Annual maturities of long-term debt, after giving effect to management's assumptions regarding our Leverage Ratio going forward, as of December 31, 2004, are as follows:


     Year ending December 31,
         2005 .........................            -
         2006 .........................            -
         2007 .........................            -
         2008 .........................            -
         2009 .........................    32,400,000
                                         ------------
                                         $ 32,400,000
                                         ============

     STOCKHOLDER GUARANTEE FEES. From December 29, 1997 until February 20, 2004, all of our bank debt was personally guaranteed by our three largest stockholders. Effective January 1, 2001 and until February 20, 2004, we compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt. For the twelve months ended December 31, 2004, and 2003, we recorded interest expense in the amounts of approximately $136,000 and $1.0 million, respectively, for these guarantee fees. The individuals who guaranteed our bank debt were not required to guarantee the New Credit Facility, and, as a result, we will no longer incur these expenses.

     SHORT-TERM DEBT. At December 31, 2004, we had no slot purchase contracts or other short-term debt outstanding.

STATEMENT ON FORWARD LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking, such as statements relating to projections of future results of operations or financial condition, expectations for our casino, and expectations of the continued availability of capital resources. Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of our operations may vary materially from any forward-looking statement made by us or on our behalf. Forward-looking statements should not be regarded as representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein are subject to include, but are not limited to, the following:

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

OUR BUSINESS MAY BE ADVERSELY IMPACTED IF THE RENO ECONOMY DECLINES

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

CHANGES IN REGULATIONS ON LAND USE REQUIREMENTS COULD ADVERSELY IMPACT OUR BUSINESS

     A change in regulations on land use requirements with regard to development of new hotel casinos in the proximity of the Atlantis could have an adverse impact on our business, results of operations, and financial condition.

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

THE FARAHI FAMILY OWNS A MAJORITY OF OUR COMMON STOCK AND CONTROLS OUR AFFAIRS

     Messrs. John, Bob and Ben Farahi, our Chief Executive Officer, President, and Chief Financial Officer, respectively, as well as the Co-Chairmen of our Board of Directors, own approximately 44.7% of our outstanding common stock as of March 8, 2005. Their sister, Jila Shabanian (nee Farahi), through her trust, owns approximately 6.0%. Accordingly, the Farahi family has the ability to control our operations and affairs, including the election of the entire Board of Directors and, except as otherwise provided by law, other matters submitted to a vote of the stockholders, including a merger, consolidation or sale of the assets of Monarch.

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

     We also believe that the legalization of unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key non-Reno marketing areas, such as San Francisco or Sacramento, could have a material adverse impact on our business.

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


RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), "Share-Based Payment ("SFAS No.123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on fair value models of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS No.123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company will begin to apply SFAS No.123R using an appropriate fair value model as of the interim reporting period ending on September 30, 2005. We are currently evaluating the provisions of SFAS No. 123(R) to determine its impact on our future financial statements.

     In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs." The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 151 to determine its impact on our future financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This statement is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 153 to determine its impact on our future financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of December 31, 2004 that are subject to market risks.

     We have substantial variable interest rate debt in the amount of approximately $32.4 million as of December 31, 2004, and $47.0 million as of December 31, 2003, which is subject to market risks.

     A one percent increase in interest rates would have resulted in an increase in interest expense of approximately $397,000 in 2004 and $524,000 in 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Monarch Casino & Resort, Inc.:

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. and Subsidiary (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     /s/ Ernst & Young LLP

Las Vegas, Nevada
February 11, 2005

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Monarch Casino & Resort, Inc.:

     We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2002 of Monarch Casino & Resort, Inc. and Subsidiary (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Monarch Casino & Resort, Inc. and Subsidiary for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Reno, Nevada
February 18, 2003

                 MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME

                                                  Years ended December 31,
                                         -------------------------------------------
                                             2004           2003            2002
                                         ------------   ------------    ------------
Revenues
  Casino................................ $ 84,131,876   $ 74,955,744   $ 70,772,939
  Food and beverage.....................   37,333,977     34,498,613     33,646,938
  Hotel.................................   24,318,082     21,236,808     20,303,439
  Other.................................    3,892,669      4,005,426      3,690,180
                                         ------------   ------------    ------------
     Gross revenues.....................  149,676,604    134,696,591    128,413,496
  Less promotional allowances...........  (20,219,714)   (18,746,078)   (17,375,926)
                                         ------------   ------------    ------------
     Net revenues.......................  129,456,890    115,950,513    111,037,570
                                         ------------   ------------    ------------
Operating expenses
  Casino................................   30,513,391     29,321,060     27,690,033
  Food and beverage.....................   18,859,211     17,701,143     17,591,945
  Hotel.................................    7,858,616      6,991,581      6,543,610
  Other.................................    1,344,163      1,270,624      1,254,179
  Selling, general and administrative...   34,979,998     32,659,258     30,441,900
  Depreciation and amortization.........    9,627,870     10,797,494     10,320,403
                                         ------------   ------------    ------------
     Total operating expenses...........  103,183,249     98,741,160     93,842,070
                                         ------------   ------------    ------------
     Income from operations.............   26,273,641     17,209,353     17,195,500
                                         ------------   ------------    ------------
Other expense
  Interest expense, net.................   (1,448,125)    (1,607,840)    (2,633,917)
  Stockholder guarantee fee expense.....     (136,164)    (1,030,010)    (1,300,446)
  Stock transaction expense.............           -              -        (228,020)
                                         ------------   ------------    ------------
     Total other expense................   (1,584,289)    (2,637,850)    (4,162,383)
                                         ------------   ------------    ------------
     Income before income taxes.........   24,689,352     14,571,503     13,033,117
Provision for income taxes..............    8,162,912      4,965,580      4,429,771
                                         ------------   ------------    ------------
     Net income ........................ $ 16,526,440   $  9,605,923    $ 8,603,346
                                         ============   ============    ============

EARNINGS PER SHARE OF COMMON STOCK
Net income
     Basic..............................    $    1.76      $    1.02      $    0.91
     Diluted............................    $    1.76      $    1.02      $    0.90
  Weighted average number of
   common shares and potential
   common shares outstanding
     Basic..............................    9,378,225      9,379,446      9,457,669
     Diluted............................    9,407,343      9,412,459      9,521,353

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                               ----------------------------
                                                   2004            2003
                                               ------------    ------------
ASSETS
Current assets
  Cash........................................ $ 11,814,778    $  9,711,310
  Receivables, net............................    2,959,894       2,818,727
  Federal income tax refund receivable........      493,797         756,698
  Inventories.................................    1,452,696       1,245,967
  Prepaid expenses............................    2,346,242       2,234,773
  Deferred income taxes.......................    1,115,719         542,457
                                               ------------    ------------
     Total current assets.....................   20,183,126      17,309,932
                                               ------------    ------------
Property and equipment
  Land........................................   10,339,530      10,339,530
  Land improvements...........................    3,226,913       3,226,913
  Buildings...................................   78,955,538      78,955,538
  Building improvements.......................    7,524,680       6,304,642
  Furniture and equipment.....................   65,146,594      63,230,354
  Leasehold improvement.......................    1,346,965              -
                                               ------------    ------------
                                                166,540,220     162,056,977
  Less accumulated
   depreciation and amortization..............  (68,791,045)    (63,618,047)
                                               ------------    ------------
     Net property and equipment...............   97,749,175      98,438,930

Other assets, net.............................      406,620         128,263
                                               ------------    ------------
                                               $118,338,921    $115,877,125
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                               ----------------------------
                                                   2004            2003
                                               ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $         -     $  6,059,591
  Accounts payable............................    5,747,775       8,407,887
  Accrued expenses............................    7,918,299       6,707,257
                                               ------------    ------------
     Total current liabilities................   13,666,074      21,174,735

Long-term debt, less current maturities.......   32,400,000      41,125,000
Deferred income taxes.........................    6,509,505       4,854,587

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............           -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 9,536,275 issued;
   9,406,224 outstanding at 12/31/04;
   9,340,328 outstanding at 12/31/03..........       95,363          95,363
  Additional paid-in capital..................   17,463,272      17,432,635
  Treasury stock, 130,051 shares at 12/31/04
  195,947 shares at 12/31/03, at cost..........    (954,152)     (1,437,614)
  Retained earnings...........................   49,158,859      32,632,419
                                               ------------    ------------
     Total stockholders' equity...............   65,763,342      48,722,803
                                               ------------    ------------
                                               $118,338,921    $115,877,125
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Common Stock
                           --------------------  Additional
                             Shares               Paid-in     Retained    Treasury
                           Outstanding  Amount    Capital     Earnings      Stock       Total
                           ----------- -------- ------------ ----------- ----------- ------------
Balance, January 1, 2002     9,436,275 $ 95,363  $17,241,788 $14,423,150  $ (329,875) $31,430,426
  Exercise of stock options     38,555       -       139,729          -      127,183      266,912
  Net income                        -        -            -    8,603,346          -     8,603,346
                           ----------- -------- ------------ ----------- ----------- ------------
Balance, December 31, 2002   9,474,830   95,363   17,381,517  23,026,496    (202,692)  40,300,684
  Exercise of stock options     45,498       -        51,118          -      192,478      243,596
  Stock repurchase            (180,000)      -            -           -   (1,427,400)  (1,427,400)
  Net income                        -        -            -    9,605,923          -     9,605,923
                           ----------- -------- ------------ ----------- ----------- ------------
Balance, December 31, 2003   9,340,328   95,363   17,432,635  32,632,419  (1,437,614)  48,722,803
  Exercise of stock options     65,896       -        30,637          -      483,462      514,099
  Net income                        -        -            -   16,526,440          -    16,526,440
                           ----------- -------- ------------ ----------- ----------- ------------
Balance, December 31, 2004   9,406,224 $ 95,363  $17,463,272 $49,158,859 $  (954,152) $65,763,342
                           =========== ======== ============ =========== =========== ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years ended December 31,
                                                ------------------------------------------
                                                    2004           2003           2002
                                                ------------   ------------   ------------
Cash flows from operating activities:
  Net income .................................. $ 16,526,440   $  9,605,923   $  8,603,346
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization..............    9,627,870     10,797,494     10,320,403
    Amortization of deferred loan costs........      173,708        179,427        179,425
    Provision for bad debts....................      394,065        742,407        634,934
    Loss (gain) on disposal of assets..........      172,893       (133,301)       (34,647)
    Deferred income taxes......................    1,081,656        277,842        189,516
  Changes in assets and liabilities
    Receivables, net...........................     (272,331)    (1,416,785)       279,057
    Inventories................................     (206,728)      (252,708)       (17,118)
    Prepaid expenses...........................     (111,469)      (273,009)      (502,959)
    Other assets...............................     (452,065)        10,684        (16,113)
    Accounts payable...........................   (2,660,112)     2,180,763       (221,963)
    Accrued expenses...........................    1,459,395        682,322        584,387
                                                ------------   ------------   ------------
     Net cash provided by
      operating activities.....................   25,733,322     22,401,059     19,998,268
                                                ------------   ------------   ------------
Cash flows from investing activities:
  Proceeds from sale of assets.................       38,954        154,869         48,979
  Acquisition of property and equipment........   (9,149,964)    (7,996,678)    (4,802,525)
  Changes in accounts payable construction.....           -              -        (147,481)
                                                ------------   ------------   ------------
     Net cash used in investing activities.....   (9,111,010)    (7,841,809)    (4,901,027)
                                                ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options......      265,747        122,092        126,116
  Proceeds from long-term borrowings...........   49,460,304      1,000,000        500,000
  Principal payments on long-term debt.........  (64,244,895)   (14,504,116)   (14,147,616)
  Purchase of Monarch common stock.............           -      (1,427,400)            -
                                                ------------   ------------   ------------
     Net cash used in financing activities.....  (14,518,844)   (14,809,424)   (13,521,500)
                                                ------------   ------------   ------------

     Net increase (decrease) in cash...........    2,103,468       (250,174)     1,575,741

Cash at beginning of year......................    9,711,310      9,961,484      8,385,743
                                                ------------   ------------   ------------
Cash at end of year............................ $ 11,814,778   $  9,711,310   $  9,961,484
                                                ============   ============   ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest....................... $  1,420,230   $  2,421,094   $  3,927,016
  Cash paid for income taxes................... $  6,570,000   $  5,146,612   $  4,105,760

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts...... $    560,304   $    409,612   $  1,583,868

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

Capitalized Interest

     The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money. Interest capitalization is ceased when the project is substantially complete. The Company did not record capitalized interest during the years ended December 31, 2004, 2003, and 2002.

Stockholder Guarantee Fees

     All of the Company's bank debt was personally guaranteed by the Company's three largest stockholders since the inception of our original loan agreement on December 29, 1997. Effective January 1, 2001, until February 20, 2004, the Company compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount. For the years ended December 31, 2004, 2003, and 2002, the Company recorded interest expense in the amounts of approximately $136,000, $1.0 million and $1.3 million, respectively, for these guarantee fees. The individuals who guaranteed our Original Credit Facility were not required to do so for the New Credit Facility (as defined in NOTE 5. - LONG-TERM DEBT). Therefore, the Company no longer incurs such guarantee fee expenses.

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

Promotional Allowances

     The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:

                                       Years ended December 31,
                               ---------------------------------------
                                   2004          2003          2002
                               -----------   -----------   -----------
     Food and beverage.......  $10,393,036   $ 9,744,346   $ 8,810,054
     Hotel...................    1,692,539     1,766,016     1,648,735
     Other...................      402,496       269,246       197,906
                               -----------   -----------   -----------
                               $12,488,071   $11,779,608   $10,656,695
                               ===========   ===========   ===========

Advertising Costs

     All advertising costs are expensed as incurred. Advertising expense, which is included in selling, general & administrative expense, was $3,455,130, $3,249,065, and $3,240,402 for 2004, 2003, and 2002, respectively.

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

Stock Based Compensation

     The Company maintains three stock option plans, which are described more fully in Note 7. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its plans. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company had elected to recognize compensation cost on the fair market value at the grant dates for awards under the stock option plans, consistent with the method prescribed by Statement of Financial Accounting Standards ("SFAS No. 123"), "Accounting for Stock-Based Compensation," (and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which the Company adopted for the fiscal year ended December 31, 2004), net income and income per share would have been changed to the pro forma amounts indicated below:

                                                Years ended December 31,
                                       ---------------------------------------
                                          2004           2003          2002
                                       -----------    ----------    ----------
Net income, as reported                $16,526,440    $9,605,923    $8,603,346
Stock based employee compensation
  expensed determined under the fair
  value based method for all awards,
  net of related tax effects               (45,264)      (39,923)     (135,359)
                                       -----------    ----------    ----------
Pro forma net income                   $16,481,176    $9,566,000    $8,467,987
                                       ===========    ==========    ==========
Basic earnings per share
  As reported                          $      1.76    $     1.02    $     0.91
  Pro forma                            $      1.76    $     1.02    $     0.90

Diluted earnings per share
  As reported                          $      1.76    $     1.02    $     0.90
  Pro forma                            $      1.75    $     1.02    $     0.89

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

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                               Years ended December 31,
                                ------------------------------------------------------
                                      2004               2003               2002
                                ----------------   ----------------   ----------------
                                       Per Share          Per Share          Per Share
                                Shares   Amount    Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------   ------ ---------
Net income
     Basic.....................  9,378   $ 1.76     9,379   $ 1.02     9,458   $ 0.91
     Effect of dilutive
       stock options...........     29       -         33       -         63    (0.01)
                                ------  --------   ------   -------   ------   -------
     Diluted...................  9,407   $ 1.76     9,412   $ 1.02     9,521   $ 0.90
                                ======  ========   ======   =======   ======   =======

     The following options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and their inclusion would be antidilutive:

                                            2004           2003          2002
                                       -------------   ------------   -----------
     Options to purchase shares of
       common stock (in thousands)....      406             19            14
     Exercise prices.................. $23.37-$34.39   $10.90-14.37   $11.99-14.37
     Expiration dates (mo./yr.).......  10/14-11/14     6/07-11/13     6/07-8/12

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

Certain Risks and Uncertainties

     A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Company's operating results. The constitutional amendment approved by California voters in 1999 allowing the expansion of Indian casinos in California has had an impact on casino revenues in Nevada in general, and many analysts have continued to predict the impact will be more significant on the Reno-Lake Tahoe market. The extent of this continued impact is difficult to predict, but we believe that the impact on us will continue to be mitigated to some extent due to the Atlantis' emphasis on Reno area residents as a significant base of its business, as well as its proximity to the Reno-Sparks Center. However, if other Reno area casinos continue to suffer business losses due to increased pressure from California Indian casinos, they may intensify their marketing efforts to Reno-area residents as well. However, we believe our numerous amenities such as a wide array of restaurants, a video arcade, banquet facilities and surface parking are a key factor in our ability to attract Locals which competitor facilities will not easily be able to match without major capital expenditures.

     Certain experienced Nevada gaming operators have agreements to build and manage Indian casino facilities near San Francisco, one of Reno's key feeder markets. One major facility near Sacramento has been operating since June 2003 and has been very successful, adversely impacting many hotel casinos in Reno. Once these facilities receive all the required permits and are built, they could provide an alternative to Reno area casinos, especially during certain winter periods when auto travel through the Sierra Nevada mountains is hampered.

     We also believe that the legalization of unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key non-Reno marketing areas, such as San Francisco or Sacramento, could have a material adverse impact on our business.

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

     A change in regulations on land use requirements with regard to development of new hotel casinos in the proximity of the Atlantis could have an adverse impact on our business, results of operations, and financial condition.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), "Share-Based Payment ("SFAS No.123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on fair value models of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS No.123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company will begin to apply SFAS No.123R using an appropriate fair value model as of the interim reporting period ending September 30, 2005. We are currently evaluating the provisions of SFAS No. 123(R) to determine its impact on our future financial statements.

     In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs." The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 151 to determine its impact on our future financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This statement is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 153 to determine its impact on our future financial statements.


NOTE 2.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                          December 31,
                                   -------------------------
                                       2004          2003
                                   -----------   -----------
     Casino....................... $ 2,692,183   $ 2,964,684
     Hotel........................     690,278       655,100
     Other........................     378,116       229,561
                                   -----------   -----------
                                     3,760,577     3,849,345
     Less allowance for
       doubtful accounts..........    (800,683)   (1,030,618)
                                   -----------   -----------
                                   $ 2,959,894   $ 2,818,727
                                   ===========   ===========

     The Company recorded bad debt expense of $394,065, $742,407 and $634,934 in 2004, 2003, and 2002, respectively.

NOTE 3.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                               December 31,
                                        -------------------------
                                            2004          2003
                                        -----------   -----------
     Accrued salaries, wages
       and related benefits............ $ 4,301,646   $ 3,459,596
     Progressive slot machine
       and other gaming accruals.......   1,622,669     1,341,454
     Accrued gaming taxes..............     431,920       310,691
     Accrued interest..................     129,782       139,431
     Other accrued liabilities.........   1,432,282     1,456,085
                                        -----------   -----------
                                        $ 7,918,299   $ 6,707,257
                                        ===========   ===========


NOTE 4.  LEASE COMMITMENTS

     The Company leases certain furniture and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The leases on most of the properties contain renewal provisions.

     In 2004, a new driveway was constructed that is being shared between the Atlantis and the adjacent Sierra Marketplace Shopping Center that is owned and controlled by affiliates of the Company's controlling stockholders (the "Shopping Center"). A new traffic signal was erected at mid-block on South Virginia Street, serving the new driveway. As part of this project, the Company is leasing a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company is also using part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension period, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on a MAI Appraisal. The Company uses the leased space for pedestrian and vehicle access to the Atlantis, and the Company has use of a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The project was completed, the driveway was put into use and we began paying rent on September 30, 2004. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time.

     Following is a summary of future minimum payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2004:

                                                Operating
                                                 Leases
                                              -------------
     Year ending December 31,
         2005 ..............................      450,631
         2006 ..............................      370,000
         2007 ..............................      370,000
         2008 ..............................      370,000
         2009 ..............................      370,000
         Thereafter ........................    3,607,500
                                              -------------
     Total minimum lease payments ..........   $5,538,131
                                              =============

     Rental expense for operating leases amounted to $175,596, $185,304, and $176,065, in 2004, 2003, and 2002, respectively, as reported in selling, general and administrative expenses in the statement of income.


NOTE 5.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                             December 31,
                                                                     ---------------------------
                                                                          2004           2003
                                                                     -------------  ------------
     Amounts outstanding under bank reducing revolving
      credit facility (the "New Credit Facility"),
      collateralized by substantially all property and
      equipment of Golden Road and guaranteed by Monarch, with
      floating interest rates tied to a base rate approximately
      equal to the prime rate or LIBOR (at the Company's option)
      plus a margin which fluctuates according to the Company's
      ratio of funded debt to Earnings Before Interest, Taxes,
      Depreciation and Amortization ("EBITDA"). The weighted average interest rate was approximately 3.82% at December 31, 2004
      (see "The Credit Facility" below) .......................... $ 32,400,000            -
     Amounts outstanding under bank reducing revolving
      credit facility (the "Original Credit Facility"),
      collateralized by substantially all property and
      equipment of Golden Road and guaranteed by Monarch and
      its three largest stockholders, with floating interest
      rates tied to a base rate approximately equal to the prime rate or LIBOR (at the Company's option) plus a margin which fluctuates according to the Company's ratio of funded debt to EBITDA. The weighted average interest rate was
      approximately 2.62% at December 31, 2003.  At the time of the refinancing of the Original Credit Facility on February 20,
      2004 (see below), the loan was paid in full...................           -    $47,000,000
     Slot purchase contracts, collateralized by equipment.
      Contracts are non-interest bearing and all mature within
      twelve months.................................................           -        184,591
                                                                     ------------   -----------
                                                                     $ 32,400,000   $47,184,591
     Less current maturities........................................           -     (6,059,591)
                                                                     ------------   -----------
                                                                     $ 32,400,000   $41,125,000
                                                                     ============   ===========

     THE CREDIT FACILITY.

     On February 20, 2004, the Original Credit Facility was refinanced (the "New Credit Facility") for $50 million, which includes a $46 million payoff for the unpaid balance of the Original Credit Facility. The amount of the New Credit Facility may be increased by up to $30 million on a one-time basis and if requested by the Company before the second anniversary of the closing date, as defined. At the Company's option, borrowings under the New Credit Facility will accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by the Company will include a margin added to either the Base Rate or to LIBOR that is tied to the Company's ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on the Company's Leverage Ratio, this margin can vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and
2.50 percent above LIBOR (under the Original Credit Facility, this margin varied between 0.00 percent and 2.00 percent above the Base Rate, and between
1.50 percent and 3.50 percent above LIBOR). At December 31, 2004, the applicable margin was the Base Rate plus 0.25%, and the applicable LIBOR margin was LIBOR plus 1.5%. At December 31, 2004, the Base Rate was 5.25% and the LIBOR rate was 2.19%. At December 31, 2004, the Company had $2.5 million in Base Rate loans outstanding and had one LIBOR loan outstanding totaling $29.9 million, for a total obligation of $32.4 million.

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

     The maturity date of the New Credit Facility is February 23, 2009. Beginning June 30, 2004, the maximum principal available under the Credit Facility is reduced by an aggregate of $30.875 million in equal increments of $1.625 million per quarter with the remaining balance due at the maturity date. The Company may prepay borrowings under the New Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid under the New Credit Facility may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available. The Company may also permanently reduce the maximum principal available under the

New Credit Facility at any time so long as the amount of such reduction is at least $500,000 and a multiple of $50,000.

     As of December 31, 2004, our Leverage Ratio had been equal to or less than one-to-one for the second consecutive quarter. Per the New Credit Facility, if we achieve a Leverage Ratio equal to or less than one-to-one for two consecutive quarters, our scheduled reduction of the next consecutive fiscal quarter is waived.

     The Company paid various fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the term of the New Credit Facility using the straight-line method.

     Annual maturities of long-term debt, after giving effect to management's assumptions regarding our Leverage Ratio going forward, as of December 31, 2004, are as follows:


     Year ending December 31,
         2005 .........................            -
         2006 .........................            -
         2007 .........................            -
         2008 .........................            -
         2009 .........................  $ 32,400,000
                                         ------------
                                         $ 32,400,000
                                         ============

NOTE 6.  INCOME TAX

     Income tax provision from continuing operations consists of the following:

                                                    Years ended December 31,
                                            ---------------------------------------
                                                2004          2003          2002
                                            -----------   -----------   -----------
     Current provision..................... $ 7,081,256   $ 4,687,667   $ 4,240,255
     Deferred provision....................   1,081,656       277,913       189,516
                                            -----------   -----------   -----------
                                            $ 8,162,912   $ 4,965,580   $ 4,429,771
                                            ===========   ===========   ===========

     The difference between the Company's provision for federal income taxes as presented in the accompanying Consolidated Statements of Income, and the provision for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings.

                                                    Years ended December 31,
                                            ---------------------------------------
                                                2004          2003          2002
                                            -----------   -----------   -----------
     Income tax at the statutory rate......     35.0%         35.0%         34.0%
     Non-deductible expenses and other.....    (1.1)%          0.2%          1.2%
     Tax credits...........................    (0.8)%        (1.1)%        (1.2)%
                                            -----------   -----------   -----------
                                                33.1%         34.1%         34.0%
                                            ===========   ===========   ===========

     The components of the deferred income tax assets and liabilities at December 31, 2004 and 2003, as presented in the Consolidated Balance Sheets, are as follows:

                                                 2004           2003
                                             -----------    -----------
     DEFERRED TAX ASSETS
       Compensation and benefits............ $   432,757    $   344,500
       Bad debt reserves....................     280,239        185,700
       Accrued gaming liabilities...........     227,058         96,600
       Accrued other........................     175,665        (84,343)
                                             -----------    -----------
         Deferred income tax asset           $ 1,115,719    $   542,457
                                             ===========    ===========

     DEFERRED TAX LIABILITIES
       Impairment of assets................. $   (72,260)   $   (72,260)
       Depreciation.........................  (5,924,465)    (4,467,841)
       Land basis...........................    (285,706)      (285,706)
       Other................................    (227,074)       (28,780)
                                             -----------    -----------
         Deferred income tax liability       $(6,509,505)   $(4,854,587)
                                             ===========    ===========
     NET DEFERRED INCOME TAX LIABILITY...... $(5,393,786)   $(4,312,130)
                                             ===========    ===========

NOTE 7.  BENEFIT PLANS

     Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code.
Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than statutory limits. The Company contributes twenty five cents for each dollar contributed by a participant, with a maximum contribution of 4% of a participant's compensation. The Company's matching contributions were approximately $44,947, $45,370, and $32,678 in 2004, 2003, and 2002, respectively.

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

     The fair value of the Company's stock options, as presented in Note 1, was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003, and 2002: dividend yield of 0.0% for all periods; expected volatility of 45.5%, 41.9%, and 58.7%, respectively; a weighted average risk free interest rate of 3.82%, 2.80%, and 3.83%, respectively; and expected holding periods ranging from three to nine years.

     Presented below is a summary of the status of the Company's stock options and the related transactions.

                                                     Weighted Average
                                           Shares     Exercise Price
                                          --------   ----------------
     Outstanding at December 31, 2001....  159,900           3.38
      Granted............................   34,150          10.52
      Exercised..........................  (38,555)         (3.27)
      Forfeited/expired..................  (11,666)         (4.88)
                                          --------   ----------------
     Outstanding at December 31, 2002....  143,829           4.99
      Granted............................   24,150           8.51
      Exercised..........................  (45,498)         (2.69)
      Forfeited/expired..................  (10,000)        (11.93)
                                          --------   ----------------
     Outstanding at December 31, 2003....  112,481           6.07
      Granted............................  420,150          23.17
      Exercised..........................  (65,896)         (4.65)
      Forfeited/expired..................  (13,335)         (8.36)
                                          --------   ----------------
     Outstanding at December 31, 2004....  453,400         $22.15
                                          ========   ================

     Weighted average fair value of
      options granted during 2004........   $11.92
                                          ========
                             2003........   $ 3.62
                                          ========
                             2002........   $ 5.60
                                          ========



                                        Stock Options                Stock Options
                                         Outstanding                  Exercisable
                                   -------------------------   -------------------------
                                   Weighted
                                   Average       Weighted                     Weighted
                                   Contractual   Average                      Average
        Range of                   Life (in      Exercise                     Exercise
     Exercise Prices    Shares     years)        Price           Shares       Price
     ----------------  ---------   -----------   -----------   ----------     ----------
     $2.88 to $7.98      19,100         6.0        $ 6.26           9,100        $ 5.80
     $11.30 to $14.37    28,300         6.7        $13.46          18,300        $13.95
     $23.37 to $34.39   406,000         9.8        $23.51              -            N.A
                       ---------                                ---------
          Total         453,400                                    27,400
                       =========                                =========

NOTE 8.  COMMITMENTS AND CONTINGENCIES

     Self Insurance - The Company is self-insured for health care claims for eligible active employees. Benefit plan administrators assist the Company in determining its liability for self-insured claims, and such claims are not discounted. The Company is also self-insured for workman's compensation. Both plans limit the Company's maximum liability under stop-loss agreements with insurance companies. The maximum liability for health care claims under the stop-loss agreement is $75,000 per claim. The maximum liability for workman's compensation under the stop-loss agreement is $400,000 per claim.

     On March 10, 2003, we announced a plan to repurchase up to 250,000 shares, or 2.6%, of our common stock in open market transactions. The repurchases may be made from time to time depending on market conditions and availability of funds. The repurchases are to be made with our cash. We did not purchase any shares of our common stock pursuant to this stock repurchase program during 2004. During 2003, we purchased 180,000 shares of our common stock pursuant to this stock repurchase program.

     The Company is a defendant in various pending legal proceedings. In the opinion of management, all pending claims in such litigation will not, in the aggregate, have a material adverse effect on the Company's financial position or results of operations.


NOTE 9.  RELATED PARTY TRANSACTIONS

     The three principal stockholders of the Company, through their affiliates, control the ownership and management of a shopping center directly adjacent to the Atlantis (the "Shopping Center"). The Shopping Center occupies 18.7 acres and consists of approximately 213,000 square feet of retail space. The Company currently rents various spaces totaling approximately 7,700 square feet in the Shopping Center which it uses as office space and paid rent of approximately $67,200 plus common area expenses in 2004. The Company paid rent of approximately $56,000 and $48,400 plus common area expenses in 2003 and 2002, respectively.

     In addition, a new driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company has begun paying rent to the Shopping Center. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The Company paid approximately $75,800 plus common area charges in 2004 for its leased driveway space at the Shopping Center.

     On September 23, 2003, the Company entered into an option agreement with an affiliate of its controlling stockholders to purchase property in South Reno for development of a new hotel casino. Commencement of any development of the property will require completion of property due diligence and receipt of numerous approvals, including master plan changes and zoning changes, neither of which can be assured. The Company, through the current property owner, has filed an application with the City of Reno for both master plan and zoning changes for 13 acres of the property. On January 20, 2005, the City of Reno Planning Commission approved our application for zoning change on the property. The Reno City Council and regional governing authorities must next approve the application.

     The Company is currently leasing billboard advertising space from affiliates of its controlling stockholders for a total annual cost $53,000 in 2004 and $54,000 in 2003. There were no billboard advertising costs in 2002.

     The Company is currently renting office and storage space from a company affiliated with Monarch's controlling stockholders and pays annual rent of approximately $27,900 for these spaces for each of the years 2004, 2003 and 2002.

     During 2002, the Company incurred one-time expenses of approximately $228,000 for legal, accounting, printing and road show costs associated with a secondary stock offering by principal stockholders.


NOTE 10.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            2004
                            ---------------------------------------------------------------------
                             1st Quarter   2nd Quarter   3rd Quarter   4th Quarter      Total
                            ------------- ------------- ------------- ------------- -------------
Net revenues .............  $ 30,485,978  $ 32,714,001  $ 35,060,753  $ 31,196,158  $129,456,890
Operating expenses .......  $ 25,741,608  $ 25,821,311  $ 26,250,312  $ 25,370,018  $103,183,249
Income from operations ...  $  4,744,370  $  6,892,690  $  8,810,441  $  5,826,140  $ 26,273,641
Net income ...............  $  2,758,245  $  4,352,013  $  5,552,438  $  3,863,744  $ 16,526,440
Income per share of
  common stock
    Basic ................        $ 0.30        $ 0.46        $ 0.59        $ 0.41        $ 1.76
    Diluted* .............        $ 0.29        $ 0.46        $ 0.59        $ 0.41        $ 1.76

*Difference due to rounding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Internal Control Over Financial Reporting

     There has been no change in our internal controls over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

     We are in the process of our compliance efforts mandated by Section 404 of the Sarbanes-Oxley Act of 2002. As we have done our due diligence in trying to understand the requirements and corresponding work necessary to successfully document our system of internal controls to the standards and satisfaction of third parties, we have encountered egregious estimates of time, dollars, outside consultant fees, and volumes of paperwork.
As our implementation has progressed, we have yet to realize any control, operations or governance improvements or benefits. Additionally, and most importantly, the estimated potential cost to our shareholders in relation to the benefits, or even potential benefits, is unconscionable. We believe that these additional costs and expenses will merely confirm the existence of an already effective and functioning control system that already conforms with a recognized system of internal controls.

     Although we intend to diligently pursue implementation and compliance with the Section 404 requirements, we do not believe it is in our shareholders' best interests to incur unnecessary outsized costs in this effort. As we are a single location company with an extremely involved, hands-on senior management group in a highly regulated industry with significant insider ownership, the potential benefits to be derived from the
Section 404 requirements are believed to be minimal. Consequently, we will make every effort internally to comply with the Section 404 requirements but will minimize what we believe to be the unreasonable and unnecessary expense of retaining outside third parties to assist in this effort.

     As a result of this cautioned approach and the complexity of compliance, there is a risk that, notwithstanding the best efforts of our management group, we may fail to adopt sufficient internal controls over financial reporting that are in compliance with the Section 404 requirements.


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 26, 2005.


ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 26, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information.


Plan Category            Number of securities   Weighted-average       Number of securities
                         to be issued upon      exercise price of      remaining available
                         exercise of            outstanding options,   for future issuance
                         outstanding options,   warrants and rights    under equity
                         warrants and rights                           compensation plans
                                                                       (excluding securities
                                                                       reflected in column (a))
                         (a)                    (b)                    (c)
---------------------    --------------------   --------------------   ------------------------
Equity compensation
plans approved by
security holders <F1>          453,400                 $22.15                 176,651

Equity compensation
plans not approved                  -                      -                       -
by security holders
                         --------------------   --------------------   ------------------------
Total                          453,400                 $22.15                 176,651

<F1> Includes the 1993 Directors' Stock Option Plan, 1993 Employee Stock Option Plan and 1993
Executive Long-Term Incentive Plan, as amended.

     Additional information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 26, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 26, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 26, 2005.

                                   PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  1. Financial Statements

             Included in Part II of this report:

             Report of Independent Registered Public Accounting Firm - Ernst &
              Young LLP

             Report of Independent Registered Public Accounting Firm -
              Deloitte & Touche LLP

             Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002.

             Consolidated Balance Sheets at December 31, 2004, and 2003.

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003, and 2002.

             Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

             Notes to Consolidated Financial Statements.


          2. Financial Statements Schedules

                       VALUATION AND QUALIFYING ACCOUNTS

                                Balance at   Charged to                             Balance
                                beginning    costs and                              at end
Year ended December 31,         of year      expenses     Deductions<F1> Other      of year
-----------------------         ----------   ----------   ----------     -----     ----------
2002
Allowance for doubtful
  accounts...................      925,083      634,934     (672,052)       -         887,965
2003
Allowance for doubtful
  accounts...................      887,965      742,407     (599,754)       -       1,030,618
2004
Allowance for doubtful
  Accounts...................    1,030,618      394,065     (624,000)       -         800,683

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

     (b)     Exhibits

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

     10.18 Lease Agreement and Option to Purchase dated as of January 29, 2004, between Golden Road Motor Inn, Inc. as Lessee and Biggest Little Investments, L.P. as Lessor is incorporated herein by reference to the Company's Form 10-K (SEC File 0-22088) dated March 11, 2004, Exhibit 10.18.

     10.19 Purchase Option Agreement dated as of September 15, 2003 between South Hills Investment Company as Seller and Monarch Casino and Resort, Inc. as Buyer is incorporated herein by reference to the Company's Form 10-K (SEC File 0-22088) dated March 11, 2004,
            Exhibit 10.19.

     21.01 Amended and Restated List of Subsidiaries of Monarch Casino & Resort, Inc. is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c), Exhibit 21.01.

     23.1   Consent of Independent Registered Public Accounting Firm

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

                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)

Date: March 15, 2005                   By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature          Title                                   Date
     ------------------ -----------------------------------     ----
     /S/ JOHN FARAHI    Co-Chairman of the Board of Directors,  March 15, 2005
     ------------------ Chief Executive Officer (Principal
     John Farahi        Executive Officer) and Director

     /S/ BOB FARAHI     Co-Chairman of the Board of Directors,  March 15, 2005
     ------------------ President, and Director
     Bob Farahi

     /S/ BEN FARAHI     Co-Chairman of the Board of Directors,  March 15, 2005
     ------------------ Secretary, Treasurer, Chief Financial
     Ben Farahi         Officer (Principal Financial Officer
                        and Principal Accounting Officer) and
                        Director

     /S/ CRAIG. F.
         SULLIVAN       Director                                March 15, 2005
     ------------------
     Craig F. Sullivan

     /S/ RONALD R.
         ZIDECK         Director                                March 15, 2005
     ------------------
     Ronald R. Zideck

     /S/ CHARLES W.
         SCHARER        Director                                March 15, 2005
     ------------------
     Charles W. Scharer

                                                                   EXHIBIT
31.1

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

Date: March 15, 2005

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


Date: March 15, 2005

By: /s/ John Farahi
    ---------------
        John Farahi
        Chief Executive Officer

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


                                   -69-



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


                                   -70-



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

      10.18  Lease Agreement and Option to Purchase dated as of January 29,
            2004, between Golden Road Motor Inn, Inc. as Lessee and Biggest
          Little Investments, L.P. as Lessor is incorporated herein by reference to the
            Company's Form 10-K (SEC File 0-22088) dated March 11, 2004, Exhibit 10.18.

     10.19  Purchase Option Agreement dated as of September 15, 2003 between
            South Hills Investment Company as Seller and Monarch Casino and
            Resort, Inc. as Buyer is incorporated herein by reference to the
            Company's Form 10-K (SEC File 0-22088) dated March 11, 2004, Exhibit 10.19.

     21.01  Amended and Restated List of Subsidiaries of Monarch Casino &
            Resort, Inc. is incorporated herein by reference to the Company's
            Form 10-K report (SEC File 0-22088) for the fiscal year ended
            December 31, 1999, Item 14(c), Exhibit 21.01.




                                   -71-



     23.1   Consent of Independent Registered Public Accounting Firm

     23.2   Consent of Deloitte & Touche LLP

     31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

     31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


EXHIBIT 23.1








        CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in the Registration Statement Nos. 333-85412, 333-85418 and 333-85420 pertaining to the Employees Savings Plans of Monarch Casino & Resort, Inc. of our report dated February 11, 2005, with respect to the Consolidated Financial Statements and schedules of Monarch Casino & Resort, Inc. included in the 2004 Annual Report on Form 10-K for the year ended December 31, 2004.



                                                         /s/ Ernst & Young LLP

Las Vegas, Nevada
March 15, 2005

EXHIBIT 23.2








CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We consent to the incorporation by reference in Registration Statement Nos. 333-85412, 333-85418 and 333-85420 of Monarch Casino & Resort, Inc., on
Form S-8 of our report dated February 18, 2003, appearing in this Annual Report on Form 10-K of Monarch Casino & Resort, Inc., for the year ended December 31, 2004.


/s/ Deloitte & Touche LLP

Reno, Nevada
March 11, 2005

EXHIBIT 32.1

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report on Form 10-K of Monarch Casino & Resort, Inc., (the "Company") for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. To the best of my knowledge, the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. To the best of my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition of the Company as of the dates indicated and result of operations of the Company for the periods indicated.




                                    /S/ JOHN FARAHI
                                    ---------------
                                        John Farahi
                                        Chief Executive Officer

                                        March 15, 2005

EXHIBIT 32.2

                        18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report on Form 10-K of Monarch Casino & Resort, Inc., (the "Company") for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ben Farahi, Chief Financial Officer, Secretary and Treasurer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. To the best of my knowledge, the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. To the best of my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition of the Company as of the dates indicated and result of operations of the Company for the periods indicated.




                                    /S/ BEN FARAHI
                                    --------------
                                        BEN FARAHI
                                        Chief Financial Officer, Secretary and
                                        Treasurer

                                        March 15, 2005