Form 10-Q
period 2005-03-31
MONARCH CASINO & RESORT INC
filed 2005-05-13
CIK 907242

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2005

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 12, 2005, there were 18,831,316 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.




TABLE OF CONTENTS

                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Income for the
         three months ended March 31, 2005 and 2004
         (unaudited)....................................................  3

        Condensed Consolidated Balance Sheets at
         March 31, 2005 (unaudited) and December 31, 2004...............  4

        Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2005 and 2004 (unaudited).........  6

        Notes to Condensed Consolidated Financial Statements (unaudited)  7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................... 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 20

Item 4. Controls and Procedures......................................... 20


PART II - OTHER INFORMATION

Item 6. Exhibits........................................................ 22


        Signatures...................................................... 23

        Exhibit 31.1 Certifications pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002 ..................................... 24

        Exhibit 31.2 Certifications pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002 ..................................... 25


        Exhibit 32.1 Certification of John Farahi pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002................... 26

        Exhibit 32.2 Certification of Ben Farahi pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002................... 27

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                               ----------------------------
                                                   2005            2004
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Revenues
  Casino...................................... $ 20,901,908    $ 19,902,851
  Food and beverage...........................    9,026,336       8,825,823
  Hotel.......................................    5,588,152       5,518,305
  Other.......................................    1,048,337         863,030
                                               ------------    ------------
     Gross revenues...........................   36,564,733      35,110,009
  Less promotional allowances.................   (5,002,031)     (4,624,031)
                                               ------------    ------------
     Net revenues.............................   31,562,702      30,485,978
                                               ------------    ------------
Operating expenses
  Casino......................................    7,534,847       7,440,671
  Food and beverage...........................    4,437,365       4,391,722
  Hotel.......................................    2,027,873       2,067,987
  Other.......................................      321,646         318,463
  Selling, general, and administrative........    8,809,293       8,519,406
  Gaming development expense..................      204,398              -
  Depreciation and amortization...............    2,038,200       3,003,359
                                               ------------    ------------
     Total operating expenses.................   25,373,622      25,741,608
                                               ------------    ------------
     Income from operations...................    6,189,080       4,744,370

Other expense
  Interest expense............................     (305,374)       (429,961)
  Stockholder guarantee fee expense...........           -         (136,164)
                                               ------------    ------------
     Total other expense......................     (305,374)       (566,125)
                                               ------------    ------------
     Income before income taxes...............    5,883,706       4,178,245
Provision for income taxes....................    2,030,000       1,420,000
                                               ------------    ------------
     Net income...............................  $ 3,853,706    $  2,758,245
                                               ============    ============

  Earnings per share of common stock
   Net income
    Basic.....................................  $      0.20    $       0.15
    Diluted...................................  $      0.20    $       0.15

  Weighted average number of common
    shares and potential common
    shares outstanding
      Basic...................................   18,816,819      18,689,472
      Diluted.................................   19,043,546      18,764,512



The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,      December 31,
                                                        2005             2004
                                                    -------------    -------------
                                                     (Unaudited)
                      ASSETS

Current assets
  Cash............................................  $   9,308,672    $  11,814,778
  Receivables, net................................      2,414,332        2,959,894
  Federal income tax refund receivable............             -           493,797
  Inventories.....................................      1,252,778        1,452,696
  Prepaid expenses................................      2,535,061        2,346,242
  Deferred income taxes...........................      1,115,719        1,115,719
                                                    -------------    -------------
     Total current assets.........................     16,626,562       20,183,126
                                                    -------------    -------------
Property and equipment
  Land............................................     10,339,530       10,339,530
  Land improvements...............................      3,226,913        3,226,913
  Buildings.......................................     78,955,538       78,955,538
  Building improvements...........................      7,524,680        7,524,680
  Furniture and equipment.........................     65,561,447       65,146,594
  Leasehold improvement...........................      1,346,965        1,346,965
                                                    -------------    -------------
                                                      166,955,073      166,540,220
  Less accumulated depreciation and amortization..    (70,382,468)     (68,791,045)
                                                    -------------    -------------
     Net property and equipment...................     96,572,605       97,749,175
                                                    -------------    -------------
Other assets, net.................................        383,746          406,620
                                                    -------------    -------------
     Total assets.................................  $ 113,582,913    $ 118,338,921
                                                    =============    =============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,      December 31,
                                                         2005            2004
                                                    -------------    -------------
                                                     (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt............  $          -     $          -
  Accounts payable................................      6,680,008        5,747,775
  Accrued expenses................................      6,121,811        7,918,299
  Federal income taxes payable....................      1,710,203               -
                                                    -------------    -------------
     Total current liabilities....................     14,512,022       13,666,074

Long-term debt, less current maturities...........     23,100,000       32,400,000
Deferred income taxes.............................      6,335,505        6,509,505

Commitments and contingencies.....................

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.................             -                -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 19,072,550 shares issued;
   18,819,116 outstanding at 03/31/2005,
   18,812,448 outstanding at 12/31/2004...........         95,363           95,363
  Additional paid-in capital......................     17,457,149       17,463,272
  Treasury stock,
   253,434 shares at 03/31/2005, 260,102 shares
   at 12/31/2004, at cost.........................       (929,691)        (954,152)
  Retained earnings...............................     53,012,565       49,158,859
                                                    -------------    -------------
     Total stockholders' equity...................     69,635,386       65,763,342
                                                    -------------    -------------
     Total liabilities and stockholders' equity...  $ 113,582,913    $ 118,338,921
                                                    =============    =============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                   2005            2004
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $  3,853,706    $  2,758,245
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............    2,038,200       3,003,359
    Amortization of deferred loan costs.......       22,875         105,084
    Provision for bad debt....................       89,913         100,120
    (Gain) Loss on disposal of assets.........       (6,500)         98,606
    Deferred income taxes.....................     (174,000)         78,840
  Changes in assets and liabilities
    Receivables, net..........................      949,446         547,683
    Inventories...............................      199,919          91,764
    Prepaid expenses..........................     (188,819)        (57,187)
    Other assets..............................           -         (454,823)
    Accounts payable..........................      932,233        (203,734)
    Accrued expenses and federal income
      taxes payable...........................      (86,285)       (356,736)
                                               ------------    ------------
     Net cash provided by
      operating activities....................    7,630,688       5,711,221
                                               ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets................        6,500           5,230
  Acquisition of property and equipment.......     (861,631)     (3,775,103)
                                               ------------    ------------
     Net cash used in investing activities....     (855,131)     (3,769,873)
                                               ------------    ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options.....       18,337         133,417
  Proceeds from long-term borrowings..........           -       46,400,000
  Principal payments on long-term debt........   (9,300,000)    (47,109,610)
                                               ------------    ------------
     Net cash used in
      financing activities....................   (9,281,663)       (576,193)
                                               ------------    ------------

     Net (decrease) increase in cash..........   (2,506,106)      1,365,155

Cash at beginning of period...................   11,814,778       9,711,310
                                               ------------    ------------
Cash at end of period......................... $  9,308,672    $ 11,076,465
                                               ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest...................... $    381,164    $    542,974
  Cash paid for income taxes.................. $         -     $    120,000

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase
  of property and equipment in the
  following amounts........................... $         -     $         -

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

Interim Financial Statements

     The accompanying condensed consolidated financial statements for the three-month period ended March 31, 2005 and 2004 are unaudited. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004. The results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other period.

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

Stockholder Guarantee Fees

     All of the Company's bank debt was personally guaranteed by the Company's three largest stockholders since the inception of our original loan agreement on December 29, 1997. Effective January 1, 2001, until February 20, 2004, the Company compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount. During the three months ended March 31, 2004, the Company recorded interest expense in the amount of approximately $136,000 in guarantee fees. No guarantee fees were paid during the three months ended March 31, 2005, because the individuals who guaranteed the Original Credit Facility (as defined below) were not required to do so for the New Credit Facility.

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

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," the Company evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. Indicators which could trigger an impairment review include legal and regulatory factors, market conditions and operational performance. Any resulting impairment loss, measured as the difference between the carrying amount and the fair value of the assets, could have a material adverse impact on the Company's financial condition and results of operations.

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

Income Taxes

     Income taxes are recorded in accordance with the liability method specified by SFAS No. 109 "Accounting for Income Taxes." Under the asset and liability approach for financial accounting and reporting for income taxes, the following basic principles are applied in accounting for income taxes at the date of the financial statements: (a) a current liability or asset is recognized for the estimated taxes payable or refundable on taxes for the current year; (b) a deferred income tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on the provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred income taxes is reduced, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.

Stock Based Compensation

     The Company maintains three stock option plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its plans. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company had elected to recognize compensation cost on the fair market value at the grant dates for awards under the stock option plans, consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," (and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which the Company adopted for the fiscal quarter ended March 31, 2005), net income and income per share would have been changed to the pro forma amounts indicated below:

                                       Three Months ended March 31,
                                       -----------------------------
                                           2005              2004
                                       -----------       -----------
Net income, as reported                $ 3,853,706       $ 2,758,245
Stock based employee compensation
  expensed determined under the fair
  value based method for all awards,
  net of related income tax effects       (252,204)           (2,934)
                                       -----------       -----------
Pro forma net income                   $ 3,601,502       $ 2,755,311
                                       ===========       ===========
Basic earnings per share
  As reported                          $     0.20        $     0.15
  Pro forma                            $     0.19        $     0.15

Diluted earnings per share
  As reported                          $     0.20        $     0.15
  Pro forma                            $     0.19        $     0.15

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


NOTE 2.     EARNINGS PER SHARE

     The Company reports "basic" earnings per share and "diluted" earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing reported net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock options. On March 31, 2005, the Company split its common stock on a 2 for 1 basis. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                    Three Months ended March 31,
                                -----------------------------------
                                      2005               2004
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
Weighted average common shares
 outstanding
     Basic..................... 18,817    $ 0.20   18,689    $ 0.15
     Effect of dilutive
      stock options............    227        -        76        -
                                ------   -------   ------   -------
     Diluted................... 19,044    $ 0.20   18,765    $ 0.15
                                ======   =======   ======   =======

     Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.


NOTE 4.     RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R (Revised 2004), "Share-Based Payment ("SFAS No.123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on fair value models of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS No.123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company will begin to apply SFAS No.123R using an appropriate fair value model beginning January 1, 2006. We are currently evaluating the provisions of SFAS No. 123(R) to determine its impact on our future financial statements.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 151 to determine its impact on our future financial statements.

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

NOTE 5.     RELATED PARTY TRANSACTIONS

     The three principal stockholders of the Company, through their affiliates, control the ownership and management of a shopping center directly adjacent to the Atlantis (the "Shopping Center"). The Shopping Center occupies 18.7 acres and consists of approximately 213,000 square feet of retail space. The Company currently rents various spaces totaling approximately 7,700 square feet in the Shopping Center which it uses as office space, and paid rent of approximately $14,800 plus common area expenses for the three months ended March 31, 2005, and approximately $15,100 for the three months ended March 31, 2004.

     In addition, a new driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $75,000 for its leased driveway space at the Shopping Center during the three months ended March 31, 2005.

     On September 23, 2003, the Company entered into an option agreement with an affiliate of its controlling stockholders to purchase property in South Reno for development of a new hotel casino. The Company, through the current property owner, filed an application with the City of Reno for both master plan and zoning changes for 13 acres of the property. On January 20, 2005, the City of Reno Planning Commission approved the application for zoning change on the property; the Reno City Council would next have to approve the application. On April 13, 2005, the Reno City Council rejected the application for master plan and zoning change. As a result of the City Council's decision, the Company expensed in the first quarter ended March 31, 2005, a charge of approximately $204,000 in gaming development costs related to the potential new hotel casino.

     The Company is currently leasing billboard advertising space from affiliates of its controlling stockholders for a total cost of $7,000 for each of the three months ended March 31, 2005 and 2004.

     The Company is currently renting office and storage space from a company affiliated with Monarch's controlling stockholders and paid rent of approximately $7,000 for these spaces for each of the three month periods ended March 31, 2005 and 2004.

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

     Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.


OPERATING RESULTS SUMMARY

     During the first quarter of 2005, we exceeded all previously reported Company first quarter casino revenues, hotel revenues, net revenues, net income and earnings per share.

                                             Three Months              Percentage
                                            ended March 31,      Increase / (Decrease)
                                          -------------------    ------------------------
                                            2005       2004      First Quarter '05 vs '04
                                          --------   --------    ------------------------
(In millions, except earnings per share
 and percentages)

Casino revenues.........................   $ 20.9   $ 19.9                 5.0%
Food and beverage revenues..............      9.0      8.8                 2.3%
Hotel revenues..........................      5.6      5.5                 1.3%
Other revenues..........................      1.0      0.9                21.5%

Net revenues............................     31.6     30.5                 3.5%
Income from operations..................      6.2      4.7                30.5%

Net income..............................      3.9      2.8                39.7%

Earnings per share - diluted............     0.20     0.15                33.3%

Operating margin........................    19.6%    15.6%                4.0 pts


     Some significant items that affected our first quarter results in 2005 are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the Liquidity and Capital Resources section.

     - Casino revenues increased approximately $1.0 million, or 5.0%, during the first quarter of 2005 over the same period in 2004 driven primarily by a 10.3% increase in slot revenues. Food and beverage, hotel and other revenue centers all achieved increases in revenues during the quarter for a combined 3.0% improvement over the 2004 first quarter.

     - Our operating expenses decreased 1.4% during the quarter due to a 32.1% decrease in depreciation and amortization.

     - The increased revenues, combined with the decrease in depreciation expense and across the board margin improvements, led to an increase in income from operations of 30.5%.


CAPITAL SPENDING AND DEVELOPMENT

     Capital expenditures at the Atlantis totaled approximately $862,000 and $3.8 million during the first three months of 2005 and 2004, respectively. During the three months ended March 31, 2005, our capital expenditures consisted primarily of acquisitions of gaming and computer systems equipment. During last year's first three months, capital expenditures consisted primarily of renovations to our second tower hotel rooms and suites, the installation of a new slot player tracking system and continued acquisitions of and upgrades to gaming equipment.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month
  Periods Ended March 31, 2005 and 2004

     For the three-month period ended March 31, 2005, the Company's net income was $3.9 million, or $0.20 per diluted share, on net revenues of $31.6 million, an increase from net income of $2.8 million, or $0.15 per diluted share, on net revenues of $30.5 million for the three months ended March 31, 2004. Income from operations for the three months ended March 31, 2005 totaled $6.2 million, a 30.5% increase when compared to $4.7 million for the same period in 2004. Both net revenues and net income for the first quarter of 2005 represent new first quarter records for the Company. Net revenues increased 3.5%, and net income increased 39.7% when compared to last year's first quarter.

     Casino revenues totaled $20.9 million in the first quarter of 2005, a 5.0% increase from $19.9 million in the first quarter of 2004, which was primarily due to an increase in slot revenue partially offset by decreases in table games, poker and Keno revenues. Casino operating expenses amounted to 36.0% of casino revenues in the first quarter of 2005, compared to 37.4% in the first quarter of 2004, with the difference due primarily to reduced payroll and benefit expenses and reduced direct operating costs as a percentage of casino revenues partially offset by an increase in complimentaries.

     Food and beverage revenues totaled $9.0 million in the first quarter of 2005, a 2.3% increase from $8.8 million in the first quarter of 2004, due primarily to a 2.0% increase in the average revenue per food cover partially offset by an approximate 0.1% decrease in the number of food covers served during the quarter. Food and beverage operating expenses amounted to 49.2% of food and beverage revenues during the first quarter of 2005, a slight improvement from 49.8% in the first quarter of 2004. The decrease is primarily due to more efficient operations partially offset by a slight increase in cost of sales.

     Hotel revenues were $5.6 million for the first quarter of 2005, an increase of 1.3% from the $5.5 million reported in the 2004 first quarter. This increase was the result of increases in both the average daily room rate
(ADR) and hotel occupancy. Both first quarters' 2005 and 2004 revenues also included a $3 per occupied room energy surcharge. During the first quarter of 2005, the Atlantis experienced a 91.4% occupancy rate, as compared to 90.7% during the same period in 2004. The Atlantis' ADR was $60.25 in the first quarter of 2005 compared to $59.76 in the first quarter of 2004. Hotel operating expenses as a percent of hotel revenues decreased to 36.3% in the 2005 first quarter, compared to 37.5% in the 2004 first quarter. The improved margin is primarily due to the increased ADR and more efficient operations resulting in reduced direct operating costs.

     Promotional allowances increased to $5.0 million in the first quarter of 2005 compared to $4.6 million in the first quarter of 2004. The increase is attributable to continued promotional efforts to generate additional revenues. Promotional allowances as a percentage of gross revenues increased slightly to 13.7% during the first quarter of 2005, from 13.2% in the first quarter of 2004.

     Other revenues increased 21.5% to $1.0 million in the 2005 first quarter compared to $0.9 million in the same period last year. The increase reflects an approximate 8.0% increase in gift and sundries retail shops revenues and an approximate 2.4% increase in the entertainment fun center revenues. Other revenues include an approximate $100,000 loss on disposal of assets in the quarter ended March 31, 2004, while a slight gain of approximately $7,000 was recorded in the quarter ended March 31, 2005. Other expenses in the 2005 first quarter decreased to 30.7% of other revenues, from 36.9% of the revenues in the 2004 first quarter, which is the result of the approximate $100,000 loss on disposal of assets recorded in the first quarter of 2004.

     Depreciation and amortization expense was $2.0 million in the first quarter of 2005, down 32.1% compared to $3.0 million in the same period last year. The decrease in depreciation expense was mainly due to the fact that previously capitalized assets have become fully depreciated. The Company, in its ordinary course of business and as part of its ongoing capital expenditures, intends to replace old and obsolete equipment with newer, more current equipment.

     Selling, general and administrative (SG&A) expenses amounted to $8.8 million in the first quarter of 2005, a 3.4% increase from $8.5 million in the first quarter of 2004. The increase was primarily a result of increased payroll and benefit costs, increased marketing and promotional expenditures and increased energy costs. As a percentage of net revenues, SG&A expenses remained unchanged at 27.9% in both the first quarter of 2005 and the first quarter of 2004.

     Interest expense for the 2005 first quarter totaled $305,000, a decrease of 46.1%, from $566,000 in the 2004 first quarter. The decrease reflects the Company's reduction in debt outstanding and the elimination of stockholder guarantee fee expenses. Interest expense for the quarter ended March 31, 2004, included guarantee fees in the amount of approximately $136,000 paid to the three principal stockholders of the Company. Effective January 2001, until February 2004, the Company compensated the three principal stockholders of the Company for their personal guarantees of the Company's outstanding bank debt at the rate of 2% per annum of the quarterly average outstanding bank debt. There were no guarantee expenses in the first quarter of 2005. The individuals who guaranteed the Company's Original Credit Facility (defined in "The Credit Facility" below) were not required to provide such guarantees for the New Credit Facility (also defined in "The Credit Facility" below) and, therefore, the Company will no longer be required to pay such fees in the future.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our daily hotel and casino activities with net cash provided by operating activities.

     For the three months ended March 31, 2005, net cash provided by operating activities totaled $7.6 million, an increase of 33.6% compared to the same period last year. Net cash used in investing activities totaled $855,000 and $3.8 million in the three months ended March 31, 2005 and 2004, respectively. During the first three months of 2005 and 2004, net cash used in investing activities was used primarily in the purchase of property and equipment and continued property renovations and upgrades. Net cash used in financing activities totaled $9.3 million for the first three months of 2005 primarily for debt reduction, compared to $576,000 for the same period last year, as the Company refinanced its credit facility during the first three months of 2004, simultaneously paying off old debt and acquiring new debt. During the first quarter of 2005, the Company reduced its long-term debt by $9.3 million. As a result, at March 31, 2005, the Company had a cash balance of $9.3 million, compared to $11.1 million at March 31, 2004 and $11.8 million at December 31, 2004.
                                   -16-



     The Company has a reducing revolving credit facility with a group of banks (see "THE CREDIT FACILITY" below). At March 31, 2005, the total balance outstanding on the Credit Facility was $23.1 million.


OFF BALANCE SHEET ARRANGEMENTS

     A new driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center directly adjacent to the Atlantis. The shopping center is controlled by our controlling stockholders (the "Shopping Center"). As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $75,000 for its leased driveway space at the Shopping Center during the three months ended March 31, 2005.

     On September 23, 2003, the Company entered into an option agreement with an affiliate of its controlling stockholders to purchase property in South Reno for development of a new hotel casino. The Company, through the current property owner, filed an application with the City of Reno for both master plan and zoning changes for 13 acres of the property. On January 20, 2005, the City of Reno Planning Commission approved the application for zoning change on the property; the Reno City Council would next have to approve the application. On April 13, 2005, the Reno City Council rejected the application for master plan and zoning change. As a result of the City Council's decision, the Company expensed during the first quarter ended March 31, 2005, a one-time charge of approximately $204,000 in gaming development costs related to the potential new hotel casino.

Critical Accounting Policies

     A description of our critical accounting policies and estimates can be found in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the year ended December 31, 2004 ("2004 Form 10-K"). For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2004 Form 10-K filed on March 15, 2005.

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


COMMITMENTS AND CONTINGENCIES

     Contractual cash obligations for the Company as of March 31, 2005 over the next five years are as follows:

                                                Payments Due by Period
                            ---------------------------------------------------------------
Contractual Cash                         Less than      1 to 3      4 to 5       More than
Obligations                  Total         1 year       years        years        5 years
                            ---------------------------------------------------------------
Long-Term debt              $23,100,000  $        -   $        -   $23,100,000  $       -
Operating Leases (1)          5,405,362      410,362      740,000      740,000   3,515,000
Purchase Obligations (2)      3,882,000    3,882,000           -            -           -
                            -----------  -----------  -----------  -----------  -----------
Total Contractual Cash      $32,387,362  $ 4,292,362  $   740,000  $23,840,000  $3,515,000
Obligations

(1) Operating leases include $370,000 per year in lease and common expense payments to the shopping center adjacent to the Atlantis (see Capital Spending and Development).

(2) Our open purchase order commitments total approximately $3.9 million. Of the total purchase order commitments, approximately $1.5 million are cancelable by the Company upon providing a 30-day notice.

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

     On February 20, 2004, the Original Credit Facility was refinanced (the "New Credit Facility") for $50 million, which included the $46 million payoff of the unpaid balance of the Original Credit Facility. The amount of the New Credit Facility, which is also a reducing revolving facility, may be increased by up to $30 million on a one-time basis and, if requested by us, before the second anniversary of the closing date, as defined. At our option, borrowings under the New Credit Facility will accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by us will include a margin added to either the Base Rate or to LIBOR that is tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin can vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and
2.50 percent above LIBOR (under the Original Credit Facility, this margin varied between 0.00 percent and 2.00 percent above the Base Rate, and between
1.50 percent and 3.50 percent above LIBOR). At March 31, 2005, the applicable margin was the Base Rate plus 0.25%, and the applicable LIBOR margin was LIBOR plus 1.50%. At March 31, 2005, the Base Rate was 5.50% and the LIBOR rate was 2.85%. At March 31, 2005, the Company had no Base Rate loans outstanding and had one LIBOR loan outstanding totaling $23.1 million, for a total obligation of $23.1 million.

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

     As of March 31, 2005, our Leverage Ratio had been equal to or less than one-to-one for the second consecutive quarter. Per the New Credit Facility, if we achieve a Leverage Ratio equal to or less than one-to-one for two consecutive quarters, our scheduled reduction of the next consecutive fiscal quarter is waived. Management has assumed that we will maintain a leverage ratio equal to or less than one-to-one for the remaining term of the New Credit Facility and, therefore, no principal reductions will be due until the New Credit Facility matures in 2009.

     We paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the term of the New Credit Facility using the straight-line method.

     SHORT-TERM DEBT.  At March 31, 2005, we had no short-term debt.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of March 31, 2005 that are subject to market risks.

     We have substantial variable interest rate debt in the amount of approximately $23.1 million as of March 31, 2005, and $46.4 million as of March 31, 2004, which is subject to market risks.

     A one-point increase in interest rates would have resulted in an increase in interest expense of approximately $69,000 in the first quarter of 2005 and $117,000 in the first quarter of 2004.

ITEM 4. CONTROLS AND PROCEDURES

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

                         PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

     (a) Exhibits

         Exhibit No.          Description
         -----------          -----------

         31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1                 Certification of John Farahi, pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002

         32.2                 Certification of Ben Farahi, pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)


Date:  May 13, 2005                    By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer, and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

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


Date: May 13, 2005

By: /s/ John Farahi
    ---------------
        John Farahi
        Chief Executive Officer

                                                                  EXHIBIT 31.2

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


Date: May 13, 2005

By: /s/ Ben Farahi
    ---------------
        Ben Farahi
        Chief Financial Officer, Secretary and Treasurer

                                                                  EXHIBIT 32.1

                        MONARCH CASINO & RESORT, INC.
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 13, 2005

By: /s/ JOHN FARAHI
    ---------------
        John Farahi
        Chief Executive Officer

                                                                  EXHIBIT 32.2

                        MONARCH CASINO & RESORT, INC.
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ben Farahi, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 13, 2005

By: /s/ BEN FARAHI
    ---------------
        Ben Farahi
        Chief Financial Officer