Form 10-Q
period 2005-06-30
MONARCH CASINO & RESORT INC
filed 2005-08-15
CIK 907242

UNITED STATES
                      SECURI	TIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2005

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 11, 2005, there were 18,868,146 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.




TABLE OF CONTENTS

                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Income for the
         three months and six months ended June 30, 2005 and 2004
         (unaudited)....................................................  3

        Condensed Consolidated Balance Sheets at
         June 30, 2005 (unaudited) and December 31, 2004................  4

        Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 2005 and 2004 (unaudited)............  6

        Notes to Condensed Consolidated Financial Statements (unaudited)  7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................... 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 22

Item 4. Controls and Procedures......................................... 23


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a vote of Security Holders............. 24

Item 6. Exhibits........................................................ 24


        Signatures...................................................... 25

        Exhibit 31.1 Certifications pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002 ..................................... 26

        Exhibit 31.2 Certifications pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002 ..................................... 27


        Exhibit 32.1 Certification of John Farahi pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002................... 28

        Exhibit 32.2 Certification of Ben Farahi pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002................... 29

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                             Three Months Ended            Six Months Ended
                                                  June 30,                     June 30,
                                         --------------------------   --------------------------
                                             2005          2004           2005          2004
                                         ------------  ------------   ------------  ------------
                                          (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
Revenues
  Casino................................ $ 24,023,224  $ 20,944,838   $ 44,925,132  $ 40,847,689
  Food and beverage.....................    9,404,978     9,440,893     18,431,314    18,266,716
  Hotel.................................    5,783,330     6,434,299     11,371,482    11,952,604
  Other.................................    1,140,419       945,812      2,188,756     1,808,842
                                         ------------  ------------   ------------  ------------
     Gross revenues.....................   40,351,951    37,765,842     76,916,684    72,875,851
  Less promotional allowances...........   (5,369,564)   (5,051,841)   (10,371,595)   (9,675,872)
                                         ------------  ------------   ------------  ------------
     Net revenues.......................   34,982,387    32,714,001     66,545,089    63,199,979
                                         ------------  ------------   ------------  ------------
Operating expenses
  Casino................................    7,952,246     7,666,678     15,487,093    15,107,349
  Food and beverage.....................    4,730,595     4,817,753      9,167,960     9,209,475
  Hotel.................................    1,810,963     1,988,888      3,838,836     4,056,875
  Other.................................      323,418       376,191        645,064       694,654
  Selling, general, and administrative..    9,772,874     8,335,670     18,582,167    16,855,076
  Gaming development expense............       56,310            -         260,708            -
  Depreciation and amortization.........    2,099,912     2,636,131      4,138,112     5,639,490
                                         ------------  ------------   ------------  ------------
     Total operating expenses...........   26,746,318    25,821,311     52,119,940    51,562,919
                                         ------------  ------------   ------------  ------------
     Income from operations.............    8,236,069     6,892,690     14,425,149    11,637,060

Other expense
  Interest expense......................     (283,963)     (361,677)      (589,337)     (791,638)
  Stockholder guarantee fee expense.....           -             -              -       (136,164)
                                         ------------  ------------   ------------  ------------
     Total other expense................     (283,963)     (361,677)      (589,337)     (927,802)
                                         ------------  ------------   ------------  ------------
     Income before income taxes.........    7,952,106     6,531,013     13,835,812    10,709,258
Provision for income taxes..............    2,758,000     2,179,000      4,788,000     3,599,000
                                         ------------  ------------   ------------  ------------
     Net income.........................  $ 5,194,106  $  4,352,013    $ 9,047,812  $  7,110,258
                                         ============  ============   ============  ============

  Earnings per share of common stock
   Net income
    Basic...............................  $      0.28  $       0.23    $      0.48  $       0.38
    Diluted.............................  $      0.27  $       0.23    $      0.47  $       0.38
  Weighted average number of common
    shares and potential common
    shares outstanding
      Basic.............................   18,834,974    18,745,206     18,825,947    18,717,340
      Diluted...........................   19,099,112    18,799,160     19,072,009    18,781,454



The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,      December 31,
                                                        2005             2004
                                                    -------------    -------------
                                                     (Unaudited)
                      ASSETS

Current assets
  Cash............................................  $  10,457,905    $  11,814,778
  Receivables, net................................      2,860,006        2,959,894
  Federal income tax refund receivable............             -           493,797
  Inventories.....................................      1,411,648        1,452,696
  Prepaid expenses................................      2,597,110        2,346,242
  Deferred income taxes...........................      1,115,719        1,115,719
                                                    -------------    -------------
     Total current assets.........................     18,442,388       20,183,126
                                                    -------------    -------------
Property and equipment
  Land............................................     10,339,530       10,339,530
  Land improvements...............................      3,226,913        3,226,913
  Buildings.......................................     78,955,538       78,955,538
  Building improvements...........................     10,269,844        7,524,680
  Furniture and equipment.........................     65,779,441       65,146,594
  Leasehold improvement...........................      1,346,965        1,346,965
                                                    -------------    -------------
                                                      169,918,231      166,540,220
  Less accumulated depreciation and amortization..    (72,161,153)     (68,791,045)
                                                    -------------    -------------
     Net property and equipment...................     97,757,078       97,749,175
                                                    -------------    -------------
Other assets, net.................................        360,871          406,620
                                                    -------------    -------------
     Total assets.................................  $ 116,560,337    $ 118,338,921
                                                    =============    =============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,      December 31,
                                                         2005            2004
                                                    -------------    -------------
                                                     (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt............  $          -     $          -
  Accounts payable................................      7,372,552        5,747,775
  Accrued expenses................................      7,492,380        7,918,299
  Federal income taxes payable....................        260,203               -
                                                    -------------    -------------
     Total current liabilities....................     15,125,135       13,666,074

Long-term debt, less current maturities...........     19,900,000       32,400,000
Deferred income taxes.............................      6,170,506        6,509,505

Commitments and contingencies.....................

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.................             -                -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 19,072,550 shares issued;
   18,864,816 outstanding at 06/30/2005,
   18,812,448 outstanding at 12/31/2004...........         95,363           95,363
  Additional paid-in capital......................     17,824,708       17,463,272
  Treasury stock,
   207,734 shares at 06/30/2005, 260,102 shares
   at 12/31/2004, at cost.........................       (762,046)        (954,152)
  Retained earnings...............................     58,206,671       49,158,859
                                                    -------------    -------------
     Total stockholders' equity...................     75,364,696       65,763,342
                                                    -------------    -------------
     Total liabilities and stockholders' equity...  $ 116,560,337    $ 118,338,921
                                                    =============    =============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Six Months Ended
                                                         June 30,
                                               ----------------------------
                                                   2005            2004
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $  9,047,812    $  7,110,258
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............    4,138,112       5,639,490
    Amortization of deferred loan costs.......       45,749         127,959
    Provision for bad debts...................       25,487         164,545
    (Gain) Loss on disposal of assets.........      (22,600)        195,103
    Deferred income taxes.....................     (338,999)         78,840
  Changes in assets and liabilities
    Receivables, net..........................      568,198         352,128
    Inventories...............................       41,049          77,667
    Prepaid expenses..........................     (250,868)        (36,936)
    Other assets..............................           -         (452,152)
    Accounts payable..........................    1,624,776      (1,195,020)
    Accrued expenses and federal income
      taxes payable...........................      107,285       1,467,823
                                               ------------    ------------
     Net cash provided by
      operating activities....................   14,986,001      13,529,705
                                               ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets................       22,600           6,030
  Acquisition of property and equipment.......   (4,146,015)     (5,573,680)
                                               ------------    ------------
     Net cash used in investing activities....   (4,123,415)     (5,567,650)
                                               ------------    ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options.....      280,541         181,651
  Proceeds from long-term borrowings..........           -       46,960,304
  Principal payments on long-term debt........  (12,500,000)    (54,284,591)
                                               ------------    ------------
     Net cash used in
      financing activities....................  (12,219,459)     (7,142,636)
                                               ------------    ------------

     Net (decrease) increase in cash..........   (1,356,873)        819,419

Cash at beginning of period...................   11,814,778       9,711,310
                                               ------------    ------------
Cash at end of period......................... $ 10,457,905    $ 10,530,729
                                               ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest...................... $    645,166    $    892,660
  Cash paid for income taxes.................. $  4,100,000    $  1,120,000

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase
  of property and equipment in the
  following amounts........................... $         -     $    560,304

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

Interim Financial Statements

     The accompanying condensed consolidated financial statements for the three and six-month periods ended June 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004. The results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other period.

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

Stockholder Guarantee Fees

     All of the Company's bank debt was personally guaranteed by the Company's three largest stockholders since the inception of our original loan agreement on December 29, 1997. Effective January 1, 2001, until February 20, 2004, the Company compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount. During the six months ended June 30, 2004, the Company recorded interest expense in the amount of approximately $136,000 in guarantee fees. No guarantee fees were paid during the six months ended June 30, 2005, because the individuals who guaranteed the Original Credit Facility (as defined below) were not required to do so for the New Credit Facility.

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

Stock Based Compensation

     The Company maintains three stock option plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its plans. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company had elected to recognize compensation cost on the fair market value at the grant dates for awards under the stock option plans, consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," (and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure"), net income and income per share would have been changed to the pro forma amounts indicated below:

                                            Three Months Ended            Six Months Ended
                                                 June 30,                     June 30,
                                      ----------------------------    ------------------------
                                         2005              2004           2005         2004
                                      ----------        ----------    ----------    ----------
Net income, as reported               $5,194,106        $4,352,013    $9,047,812    $7,110,258
Stock-based employee compensation
  expensed determined under the fair
  value based method for all awards,
  net of related income tax effects     (257,213)           (9,954)     (508,538)      (13,621)
                                      ----------        ----------    ----------    ----------
Pro forma net income                  $4,936,893        $4,342,059    $8,539,274    $7,096,637
                                      ==========        ==========    ==========    ==========
Basic earnings per share
  As reported                         $     0.28        $     0.23    $     0.48    $   0.38
  Pro forma                           $     0.26        $     0.23    $     0.45    $   0.38

Diluted earnings per share
  As reported                         $     0.27        $     0.23    $     0.47    $   0.38
  Pro forma                           $     0.26        $     0.23    $     0.45    $   0.38

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

                                    Three Months ended June 30,
                                -----------------------------------
                                      2005               2004
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
     Basic..................... 18,835    $ 0.28   18,745    $ 0.23
     Effect of dilutive
      stock options............    264     (0.01)      54        -
                                ------   -------   ------   -------
     Diluted................... 19,099    $ 0.27   18,799    $ 0.23
                                ======   =======   ======   =======

                                     Six Months Ended June 30,
                                -----------------------------------
                                      2005               2004
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
     Basic..................... 18,826    $ 0.48   18,717    $ 0.38
     Effect of dilutive
      stock options............    246     (0.01)      64        -
                                ------   -------   ------   -------
     Diluted................... 19,072    $ 0.47   18,781    $ 0.38
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


NOTE 5.     RELATED PARTY TRANSACTIONS

     The three principal stockholders of the Company, through their affiliates, control the ownership and management of a shopping center directly adjacent to the Atlantis (the "Shopping Center"). The Shopping Center occupies 18.7 acres and consists of approximately 213,000 square feet of retail space. The Company currently rents various spaces totaling approximately 7,700 square feet in the Shopping Center which it uses as office space, and paid rent of approximately $14,050 plus common area expenses for the three months ended June 30, 2005, and approximately $15,400 for the three months ended June 30, 2004.

     In addition, a new driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $75,000 for its leased driveway space at the Shopping Center during the three months ended June 30, 2005.

     On September 23, 2003, the Company entered into an option agreement with an affiliate of its controlling stockholders to purchase property in South Reno for development of a new hotel casino. The Company, through the current property owner, filed an application with the City of Reno for both master plan and zoning changes for 13 acres of the property. On January 20, 2005, the City of Reno Planning Commission approved the application for zoning change on the property; the Reno City Council would next have to approve the application. On April 13, 2005, the Reno City Council rejected the application for master plan and zoning change. As a result of the City Council's decision, the Company expensed in the first six months of 2005, a charge of approximately $261,000 in gaming development costs related to the potential new hotel casino.

     The Company is currently leasing billboard advertising space from affiliates of its controlling stockholders for a total cost of $10,500 for the three months ended June 30, 2005, and $17,500 for the three months ended June 30, 2004.

     The Company is currently renting office and storage space from a company affiliated with Monarch's controlling stockholders and paid rent of approximately $7,000 for these spaces for each of the three month periods ended June 30, 2005 and 2004.


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

     Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.

OPERATING RESULTS SUMMARY

     During the second quarter of 2005, we exceeded all previously reported Company second quarter casino revenues, net revenues, net income and earnings per share.

                                             Three Months               Percentage
                                            ended June 30,         Increase / (Decrease)
                                          -------------------    -------------------------
                                            2005       2004      Second Quarter '05 vs '04
                                          --------   --------    -------------------------
(In millions, except earnings per share
 and percentages)

Casino revenues.........................   $ 24.0    $ 20.9                14.7%
Food and beverage revenues..............      9.4       9.4                (0.4)%
Hotel revenues..........................      5.8       6.4               (10.1)%
Other revenues..........................      1.1       0.9                20.6%

Net revenues............................     35.0      32.7                 6.9%
Income from operations..................      8.2       6.9                19.5%

Net income..............................      5.2       4.4                19.3%

Earnings per share - diluted............     0.27      0.23                17.4%

Operating margin........................    23.5%     21.1%                2.4 pts

                                              Six Months                Percentage
                                            ended June 30,          Increase / (Decrease)
                                          -------------------    ----------------------------
                                            2005       2004       January - June '05 vs '04
                                          --------   --------    ----------------------------
(In millions, except earnings per share and percentages)

Casino revenues.........................   $ 44.9    $ 40.8                  10.0%
Food and beverage revenues..............     18.4      18.3                   0.9%
Hotel revenues..........................     11.4      12.0                  (4.9%)
Other revenues..........................      2.2       1.8                  21.0%

Net revenues............................     66.5      63.2                   5.3%
Income from operations..................     14.4      11.6                  24.0%

Net income..............................      9.0       7.1                  27.3%

Earnings per share - diluted............     0.47      0.38                  23.7%

Operating margin........................    21.7%     18.4%                   3.3 pts

     Some significant items that affected our second quarter results in 2005 are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the Liquidity and Capital Resources section.

     - Our net revenues increased 6.9% during the second quarter of 2005 over the same period in 2004. Contributing to the increase in net revenues were a 14.7% increase in casino revenues and a 20.6% increase in other revenues. The increases in casino and other revenues were partially offset by a 10.1% decrease in hotel revenues and a 0.4% decrease in food and beverage revenues.

     - Our operating expenses increased only 3.6% during the quarter, which combined with the 6.9% increase in net revenues, led to a 19.5% increase in income from operations. The increase in operating expenses was mainly due to a 17.2% increase in selling, general and administrative expenses, partially offset by decreases in costs related to depreciation, food and beverage, hotel and other segments.

CAPITAL SPENDING AND DEVELOPMENT

     Capital expenditures at the Atlantis totaled approximately $4.1 million and $6.1 million during the first six months of 2005 and 2004, respectively. During the six months ended June 30, 2005, our capital expenditures consisted primarily of the replacement of and upgrade to a more energy efficient ventilation and cooling system, acquisitions of gaming and computer systems equipment, and continued renovations to the facility. During last year's first six months, capital expenditures consisted primarily of renovations to our second tower hotel rooms and suites, the installation of a new slot player tracking system and continued acquisitions of and upgrades to gaming equipment.

     Future cash needed to finance ongoing maintenance capital spending is expected to be made available from operating cash flow, the Credit Facility (see "Liquidity and Capital Resources - THE CREDIT FACILITY" below) and, if necessary, additional borrowings.

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, expansion of Indian casinos in California, Reno-area tourism and convention business conditions, the scheduling of major Reno area bowling tournaments, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing), outcome of litigation, domestic or global economic conditions including those affected by the events of September 11, 2001 and the ongoing situation in Iraq, and changes in federal or state tax laws or the administration of such laws.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month
  Periods Ended June 30, 2005 and 2004

     For the three-month period ended June 30, 2005, the Company's net income was $5.2 million, or $0.27 per diluted share, on net revenues of $35.0 million, an increase from net income of $4.4 million, or $0.23 per diluted share, on net revenues of $32.7 million for the three months ended June 30, 2004. Income from operations for the three months ended June 30, 2005 totaled $8.2 million, a 19.5% increase when compared to $6.9 million for the same period in 2004. Both net revenues and net income for the second quarter of 2005 represent new second quarter records for the Company. Net revenues increased 6.9%, and net income increased 19.3% when compared to last year's second quarter.

     Casino revenues totaled $24.0 million in the second quarter of 2005, a 14.7% increase from $20.9 million in the second quarter of 2004, which was primarily due to increases in all casino revenue centers. Casino operating expenses amounted to 33.1% of casino revenues in the second quarter of 2005, compared to 36.6% in the second quarter of 2004, with the difference due primarily to reduced payroll and benefit expenses and reduced direct operating costs and complimentaries as a percentage of casino revenues.

     Food and beverage revenues totaled $9.4 million in the second quarter of 2005, relatively unchanged from the second quarter of 2004. Food and beverage operating expenses amounted to 50.3% of food and beverage revenues during the second quarter of 2005, a slight improvement from 51.0% in the second quarter of 2004. The improvement is primarily due to more efficient operations with reduced payroll and benefit costs as a percentage of revenues and a lower cost of sales.

     Hotel revenues were $5.8 million for the second quarter of 2005, a 10.1% decrease from the $6.4 million reported in the 2004 second quarter. This decrease was the result of fewer out-of-town visitors to the Atlantis caused by the lack of a major bowling tournament in Reno in 2005, and slower than expected business at the Reno-Sparks Convention Center adjacent to the Atlantis. Major bowling tournaments and conventions typically generate hotel and other business at the Atlantis. Both second quarters' 2005 and 2004 revenues also included a $3 per occupied room energy surcharge. During the second quarter of 2005, the Atlantis experienced a 94.7% occupancy rate, as compared to 98.7% during the same period in 2004. The Atlantis' ADR was $60.26 in the second quarter of 2005 compared to $65.09 in the second quarter of 2004. Hotel operating expenses as a percent of hotel revenues increased slightly to 31.3% in the 2005 second quarter, compared to 30.9% in the 2004 second quarter. The lower margin is primarily due to the decreased ADR.

     Promotional allowances increased to $5.4 million in the second quarter of 2005 compared to $5.1 million in the second quarter of 2004. The increase is attributable to continued promotional efforts to generate additional revenues. Promotional allowances as a percentage of gross revenues decreased slightly to 13.3% during the second quarter of 2005, from 13.4% in the second quarter of 2004.

     Other revenues increased 20.6% to $1.1 million in the 2005 second quarter compared to $0.9 million in the same period last year. The increase is due primarily to an approximate $96,000 loss on disposal of assets recorded in the 2004 second quarter, and reflects flat gift and sundries retail shops revenues and flat entertainment fun center revenues. Other expenses in the 2005 second quarter decreased to 28.4% of other revenues, from 39.8% of the revenues in the 2004 second quarter.

     Depreciation and amortization expense was $2.1 million in the second quarter of 2005, down 20.3% compared to $2.6 million in the same period last year. The decrease in depreciation expense was mainly due to the fact that previously capitalized assets have become fully depreciated. The Company, in its ordinary course of business and as part of its ongoing capital expenditures, intends to replace old and obsolete equipment with newer, more current equipment.

     Selling, general and administrative (SG&A) expenses amounted to $9.8 million in the second quarter of 2005, a 17.2% increase from $8.3 million in the second quarter of 2004. The increase was primarily a result of increased payroll and benefit costs, increased rental expense, increased marketing and promotional expenditures and increased energy costs. As a percentage of net revenues, SG&A expenses increased to 27.9% in the second quarter of 2005 from 25.5% in the second quarter of 2004.

     Interest expense for the 2005 second quarter totaled $284,000, a decrease of 21.5%, from $362,000 in the 2004 second quarter. The decrease reflects the Company's reduction in debt outstanding.


Comparison of Operating Results for the Six-month Periods Ended June 30,
  2005 and 2004

     For the six months ended June 30, 2005, the Company earned net income of $9.0 million, or $0.47 per diluted share, on net revenues of $66.5 million, an increase from net income of $7.1 million, or $0.38 per diluted share, on net revenues of $63.2 million during the six months ended June 30, 2004. Income from operations for the 2005 six-month period totaled $14.4 million, compared to $11.6 million for the same period in 2004. Net revenues increased 5.3%, and net income increased 27.3% when compared to the six-month period ended June 30, 2004.

     Casino revenues for the first six months of 2005 totaled $44.9 million, a 10.0% increase from $40.8 million for the first six months of 2004, reflecting mainly an increase in slot revenue. Casino operating expenses amounted to 34.5% of casino revenues for the six months ended June 30, 2005, compared to 37.0% for the same period in 2004, primarily due to improved slot and table games hold percentages, reduced payroll and benefit expenses and reduced direct operating costs as a percentage of revenues and flat complimentaries as a percentage of revenues.

     Food and beverage revenues totaled $18.4 million for the six months ended June 30, 2005, an increase of 0.9% from the $18.3 million for the six months ended June 30, 2004, due to an approximate 4.4% decrease in the number of covers served offset by a 4.5% increase in the average revenue per cover. Food and beverage operating expenses amounted to 49.7% of food and beverage revenues during the 2005 six-month period, a slight decrease when compared to 50.4% for the same period in 2004. The improvement is due to higher average revenue per cover and reduced payroll and benefit costs as a percentage of revenues, partially offset by a slight increase in the cost of sales.

     Hotel revenues for the first six months of 2005 decreased 4.9% to $11.4 million from $12.0 million for the first six months of 2004, primarily due to the lack of a major bowling tournament in Reno in 2005 and slower than expected business at the Reno-Sparks Convention Center adjacent to the Atlantis during the second quarter. Hotel revenues for the entire first six months of 2005 and 2004 also include a $3 per occupied room energy surcharge. The Atlantis experienced a decrease in the ADR during the 2005 six-month period to $60.26, compared to $62.54 for the same period in 2004. The occupancy rate decreased to 93.0% for the six-month period in 2005, from 94.7% for the same period in 2004. Hotel operating expenses in the first six months of 2005 were 33.8% of hotel revenues, relatively unchanged when compared to 33.9% for the same period in 2004.

     Promotional allowances increased to $10.4 million in the first six months of 2005 compared to $9.7 million in the same period of 2004. The increase is attributable to continued efforts to generate additional revenues.
Promotional allowances as a percentage of gross revenues increased slightly to 13.5% of gross revenues during the first six months of 2005, from 13.3% in the first six months of 2004.

     Other revenues were $2.2 million for the six months ended June 30, 2005, a 21.0% increase from $1.8 million in the same period in 2004, which is primarily the result of the approximate $195,000 loss on disposal of assets recorded during the first six months of 2004, as compared to a $23,000 gain during the first six months of 2005. The increase also reflects a 3.6% increase in gift and sundries retail shops and flat revenues in the entertainment fun center. Other expenses as a percentage of revenue decreased to 29.5% for the six months ended June 30, 2005, as compared to 38.4% for the same period in 2004.

     Depreciation and amortization expense was $4.1 million in the first six months of 2005, down 26.6% compared to $5.6 million in the same period last year. The decrease in depreciation expense was mainly due to the fact that previously capitalized assets have become fully depreciated. The Company, in its ordinary course of business and as part of its ongoing capital expenditures, intends to replace old and obsolete equipment with newer, more current equipment.

     Selling, general and administrative expenses increased 10.2% to $18.6 million in the first six months of 2005, compared to $16.9 million in the first six months of 2004, primarily as a result of increased payroll and benefit costs, increased rental expense, increased marketing and promotional expenditures, and increased energy costs. As a percentage of net revenue, SG&A expenses increased to 27.9% in the 2005 six-month period from 26.7% in the same period in 2004.

     Interest expense for the first six months of 2005 totaled $589,000, a decrease of 25.6%, compared to $928,000 for the same period one year earlier. The decrease reflects the Company's reduction in debt outstanding and reduced stockholder guarantee fee expense. Interest expense for the six-month period ended June 30, 2004, included approximately $136,000 in guarantee fees paid to the Company's three principal shareholders. Effective January 2001, until February 2004, the Company compensated the three principal stockholders of the Company for their personal guarantees of the Company's outstanding bank debt at the rate of 2% per annum of the quarterly average outstanding bank debt. There were no guarantee fee expenses during the first six months of 2005. The individuals who guaranteed the Company's Original Credit Facility (defined in "The Credit Facility" below) were not required to provide such guarantees for the New Credit Facility (also defined in "The Credit Facility" below) and, therefore, the Company will no longer be required to pay such fees in the future.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our daily hotel and casino activities with net cash provided by operating activities.

     For the six months ended June 30, 2005, net cash provided by operating activities totaled $15.0 million, an increase of 10.8% compared to the same period last year. Net cash used in investing activities totaled $4.1 million and $5.6 million in the six months ended June 30, 2005 and 2004, respectively. During the first six months of 2005 and 2004, net cash used in investing activities was used primarily in the purchase of property and equipment and continued property renovations and upgrades. Net cash used in financing activities totaled $12.2 million for the first six months of 2005 primarily for debt reduction, compared to $7.1 million for the same period last year, as the Company refinanced its credit facility during the first three months of 2004, simultaneously paying off old debt and acquiring new debt. During the first six months of 2005, the Company reduced its long-term debt by $12.5 million. As a result, at June 30, 2005, the Company had a cash balance of $10.5 million, relatively unchanged when compared to June 30, 2004, and $11.8 million at December 31, 2004.

     The Company has a reducing revolving credit facility with a group of banks (see "THE CREDIT FACILITY" below). At June 30, 2005, the total balance outstanding on the Credit Facility was $19.9 million.


OFF BALANCE SHEET ARRANGEMENTS

     A new driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center directly adjacent to the Atlantis. The shopping center is controlled by our controlling stockholders (the "Shopping Center"). As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $75,000 for its leased driveway space at the Shopping Center during the three months ended June 30, 2005.

     On September 23, 2003, the Company entered into an option agreement with an affiliate of its controlling stockholders to purchase property in South Reno for development of a new hotel casino. The Company, through the current property owner, filed an application with the City of Reno for both master plan and zoning changes for 13 acres of the property. On January 20, 2005, the City of Reno Planning Commission approved the application for zoning change on the property; the Reno City Council would next have to approve the application. On April 13, 2005, the Reno City Council rejected the application for master plan and zoning change. As a result of the City Council's decision, the Company expensed during the first six months of 2005, a charge of approximately $261,000 in gaming development costs related to the potential new hotel casino.

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


COMMITMENTS AND CONTINGENCIES

     Contractual cash obligations for the Company as of June 30, 2005 over the next five years are as follows:

                                                Payments Due by Period
                            ---------------------------------------------------------------
Contractual Cash                         Less than      1 to 3      4 to 5       More than
Obligations                  Total         1 year       years        years        5 years
                            ---------------------------------------------------------------
Long-Term debt              $19,900,000  $        -   $        -   $19,900,000  $       -
Operating Leases (1)          5,272,000      370,000      740,000      740,000   3,422,000
Purchase Obligations (2)      1,872,000    1,872,000           -            -           -
                            -----------  -----------  -----------  -----------  -----------
Total Contractual Cash      $27,044,000  $ 2,242,000  $   740,000  $20,640,000  $3,422,000
Obligations

(1) Operating leases include $370,000 per year in lease and common expense payments to the shopping center adjacent to the Atlantis (see Capital Spending and Development).

(2) Our open purchase order commitments total approximately $1.9 million. Of the total purchase order commitments, approximately $1.5 million are cancelable by the Company upon providing a 30-day notice.

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

     On February 20, 2004, the Original Credit Facility was refinanced (the "New Credit Facility") for $50 million, which included the $46 million payoff of the unpaid balance of the Original Credit Facility. The amount of the New Credit Facility, which is also a reducing revolving facility, may be increased by up to $30 million on a one-time basis and, if requested by us, before the second anniversary of the closing date, as defined. At our option, borrowings under the New Credit Facility will accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by us will include a margin added to either the Base Rate or to LIBOR that is tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin can vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and
2.50 percent above LIBOR (under the Original Credit Facility, this margin varied between 0.00 percent and 2.00 percent above the Base Rate, and between
1.50 percent and 3.50 percent above LIBOR). At June 30, 2005, the applicable margin was the Base Rate plus 0.25%, and the applicable LIBOR margin was LIBOR plus 1.50%. At June 30, 2005, the Base Rate was 5.50% and the LIBOR rate was 2.85%. At June 30, 2005, the Company had no Base Rate loans outstanding and had one LIBOR loan outstanding totaling $19.9 million, for a total obligation of $19.9 million.

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

     As of June 30, 2005, our Leverage Ratio had been equal to or less than one-to-one for the second consecutive quarter. Per the New Credit Facility, if we achieve a Leverage Ratio equal to or less than one-to-one for two consecutive quarters, our scheduled reduction of the next consecutive fiscal quarter is waived. Management has assumed that we will maintain a leverage ratio equal to or less than one-to-one for the remaining term of the New Credit Facility and, therefore, no principal reductions will be due until the New Credit Facility matures in 2009.

     We paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the term of the New Credit Facility using the straight-line method.

     SHORT-TERM DEBT.  At June 30, 2005, we had no short-term debt.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of June 30, 2005, that are subject to market risks.

     We have substantial variable interest rate debt in the amount of approximately $19.9 million as of June 30, 2005, and $39.3 million as of June 30, 2004, which is subject to market risks.

     A one-point increase in interest rates would have resulted in an increase in interest expense of approximately $55,000 in the second quarter of 2005 and $109,000 in the second quarter of 2004.

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

                         PART II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On Thursday, May 26, 2005, the Company conducted its annual meeting of stockholders in Reno, Nevada, in which the only actions taken were the re-election of three of directors whose terms expired in 2005, and the ratification to increase the number of shares available for issuance under the Company's Employee Stock Option Plan and the Executive Long-Term Incentive Plan. The voting results were as follows:


                                                  Votes Cast
                                   -----------------------------------------
                                                  Against or
Proposal                              For          Withheld      Abstentions
------------------------           ----------   --------------   -----------
Election of directors:
  Bob Farahi                       15,259,578     3,156,156          403,382
  Ben Farahi                       15,061,473     3,354,281          403,362
  Ronald R. Zideck                 16,825,008     1,590,746          403,362

Increase of the number of
 shares issuable under Company's
 stock option plans:
  Employee Stock Option Plan       12,130,915     3,974,624        2,713,577
  Executive Long-Term Incentive
    Plan                           12,120,587     3,992,612        2,705,917


ITEM 6. EXHIBITS

     (a) Exhibits

         Exhibit No.          Description
         -----------          -----------

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



                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)


Date:  August 12, 2005                    By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer, and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

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


Date: August 12, 2005

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


Date: August 12, 2005

By: /s/ Ben Farahi
    ---------------
        Ben Farahi
        Chief Financial Officer, Secretary and Treasurer

                                                                  EXHIBIT 32.1

                        MONARCH CASINO & RESORT, INC.
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 12, 2005

By: /s/ JOHN FARAHI
    ---------------
        John Farahi
        Chief Executive Officer

                                                                  EXHIBIT 32.2

                        MONARCH CASINO & RESORT, INC.
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ben Farahi, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 12, 2005

By: /s/ BEN FARAHI
    ---------------
        Ben Farahi
        Chief Financial Officer