Form 10-Q
period 2005-09-30
MONARCH CASINO & RESORT INC
filed 2005-11-14
CIK 907242

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 11, 2005, there were 18,873,478 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.




TABLE OF CONTENTS

                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Income for the
         three months and nine months ended September 30, 2005 and 2004
         (unaudited)....................................................  3

        Condensed Consolidated Balance Sheets at
         September 30, 2005 (unaudited) and December 31, 2004...........  4

        Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2005 and 2004 (unaudited)......  6

        Notes to Condensed Consolidated Financial Statements (unaudited)  7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................... 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 22

Item 4. Controls and Procedures......................................... 23


PART II - OTHER INFORMATION

Item 1. Legal Proceedings............................................... 24

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

        Exhibit 32.2 Certification of Ben Farahi pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002................... 29

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                             Three Months Ended           Nine Months Ended
                                                September 30,                September 30,
                                         --------------------------   --------------------------
                                             2005          2004           2005          2004
                                         ------------  ------------   ------------  ------------
                                          (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
Revenues
  Casino................................ $ 25,397,320  $ 22,642,767   $ 70,322,452  $ 63,490,456
  Food and beverage.....................   10,164,356     9,689,843     28,595,670    27,956,559
  Hotel.................................    7,296,627     7,021,432     18,668,109    18,974,036
  Other.................................    1,272,052     1,066,081      3,460,808     2,874,923
                                         ------------  ------------   ------------  ------------
     Gross revenues.....................   44,130,355    40,420,123    121,047,039   113,295,974
  Less promotional allowances...........   (5,782,463)   (5,359,370)   (16,154,058)  (15,035,242)
                                         ------------  ------------   ------------  ------------
     Net revenues.......................   38,347,892    35,060,753    104,892,981    98,260,732
                                         ------------  ------------   ------------  ------------
Operating expenses
  Casino................................    8,189,181     7,870,607     23,676,274    22,977,956
  Food and beverage.....................    4,862,299     4,912,576     14,030,259    14,122,051
  Hotel.................................    2,024,190     1,949,466      5,863,026     6,006,341
  Other.................................      354,625       352,855        999,689     1,047,509
  Selling, general, and administrative..    9,640,312     9,117,102     28,222,479    25,972,178
  Gaming development expense............       13,382            -         274,090            -
  Depreciation and amortization.........    2,113,060     2,047,706      6,251,172     7,687,196
                                         ------------  ------------   ------------  ------------
     Total operating expenses...........   27,197,049    26,250,312     79,316,989    77,813,231
                                         ------------  ------------   ------------  ------------
     Income from operations.............   11,150,843     8,810,441     25,575,992    20,447,501

Other expense
  Interest expense......................     (301,629)     (333,483)      (890,966)   (1,125,121)
  Stockholder guarantee fee expense.....           -             -              -       (136,164)
                                         ------------  ------------   ------------  ------------
     Total other expense................     (301,629)     (333,483)      (890,966)   (1,261,285)
                                         ------------  ------------   ------------  ------------
     Income before income taxes.........   10,849,214     8,476,958     24,685,026    19,186,216
Provision for income taxes..............    3,762,000     2,924,520      8,550,000     6,523,520
                                         ------------  ------------   ------------  ------------
     Net income.........................  $ 7,087,214  $  5,552,438    $16,135,026  $ 12,662,696
                                         ============  ============   ============  ============

  Earnings per share of common stock
   Net income
    Basic...............................  $      0.38  $       0.30    $      0.86  $       0.68
    Diluted.............................  $      0.37  $       0.30    $      0.85  $       0.67
  Weighted average number of common
    shares and potential common
    shares outstanding
      Basic.............................   18,867,748    18,777,844     18,840,034    18,737,648
      Diluted...........................   19,103,711    18,817,744     19,082,667    18,794,422



The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,    December 31,
                                                        2005             2004
                                                    -------------    -------------
                                                     (Unaudited)
                      ASSETS

Current assets
  Cash............................................  $  10,933,455    $  11,814,778
  Receivables, net................................      2,985,691        2,959,894
  Federal income tax refund receivable............             -           493,797
  Inventories.....................................      1,277,645        1,452,696
  Prepaid expenses................................      2,515,396        2,346,242
  Deferred income taxes...........................      1,115,719        1,115,719
                                                    -------------    -------------
     Total current assets.........................     18,827,906       20,183,126
                                                    -------------    -------------
Property and equipment
  Land............................................     10,339,530       10,339,530
  Land improvements...............................      3,166,106        3,226,913
  Buildings.......................................     78,955,538       78,955,538
  Building improvements...........................     10,269,844        7,524,680
  Furniture and equipment.........................     66,686,391       65,146,594
  Leasehold improvement...........................      1,346,965        1,346,965
                                                    -------------    -------------
                                                      170,764,374      166,540,220
  Less accumulated depreciation and amortization..    (74,114,213)     (68,791,045)
                                                    -------------    -------------
     Net property and equipment...................     96,650,161       97,749,175
                                                    -------------    -------------
Other assets, net.................................        269,524          406,620
                                                    -------------    -------------
     Total assets.................................  $ 115,747,591    $ 118,338,921
                                                    =============    =============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,    December 31,
                                                        2005             2004
                                                    -------------    -------------
                                                     (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt............  $          -     $          -
  Accounts payable................................      7,351,459        5,747,775
  Accrued expenses................................      6,782,698        7,918,299
  Federal income taxes payable....................      1,207,203               -
                                                    -------------    -------------
     Total current liabilities....................     15,341,360       13,666,074

Long-term debt, less current maturities...........     11,900,000       32,400,000
Deferred income taxes.............................      6,035,507        6,509,505

Commitments and contingencies.....................

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.................             -                -
  Common stock, $.005 par value, 30,000,000
   shares authorized; 19,072,550 shares issued;
   18,868,146 outstanding at 09/30/2005,
   18,812,448 outstanding at 12/31/2004...........         95,363           95,363
  Additional paid-in capital......................     17,831,307       17,463,272
  Treasury stock,
   204,404 shares at 09/30/2005, 260,102 shares
   at 12/31/2004, at cost.........................       (749,831)        (954,152)
  Retained earnings...............................     65,293,885       49,158,859
                                                    -------------    -------------
     Total stockholders' equity...................     82,470,724       65,763,342
                                                    -------------    -------------
     Total liabilities and stockholders' equity...  $ 115,747,591    $ 118,338,921
                                                    =============    =============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                       September 30,
                                               ----------------------------
                                                   2005            2004
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $ 16,135,026    $ 12,662,696
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............    6,251,172       7,687,196
    Amortization of deferred loan costs.......      137,096         150,834
    Provision for bad debts...................      143,352         338,560
    (Gain) Loss on disposal of assets.........      (32,600)        191,203
    Deferred income taxes.....................     (473,998)        255,840
  Changes in assets and liabilities
    Receivables, net..........................      324,648         525,113
    Inventories...............................      175,052          18,654
    Prepaid expenses..........................     (169,154)       (506,404)
    Other assets..............................           -         (452,066)
    Accounts payable..........................    1,603,684      (2,173,205)
    Accrued expenses and federal income
      taxes payable...........................      344,601         493,990
                                               ------------    ------------
     Net cash provided by
      operating activities....................   24,438,879      19,192,411
                                               ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets................       32,600           9,929
  Acquisition of property and equipment.......   (5,152,158)     (7,898,717)
                                               ------------    ------------
     Net cash used in investing activities....   (5,119,558)     (7,888,788)
                                               ------------    ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options.....      299,356         262,867
  Proceeds from long-term borrowings..........           -       46,960,304
  Principal payments on long-term debt........  (20,500,000)    (61,344,895)
                                               ------------    ------------
     Net cash used in
      financing activities....................  (20,200,644)    (14,121,724)
                                               ------------    ------------

     Net decrease in cash.....................     (881,323)     (2,818,101)

Cash at beginning of period...................   11,814,778       9,711,310
                                               ------------    ------------
Cash at end of period......................... $ 10,933,455    $  6,893,209
                                               ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest...................... $    803,372    $  1,215,110
  Cash paid for income taxes.................. $  7,050,000    $  4,120,000

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase
  of property and equipment in the
  following amounts........................... $         -     $    560,304

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

Interim Financial Statements

     The accompanying condensed consolidated financial statements for the three and nine-month periods ended September 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004. The results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other period.

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

Stockholder Guarantee Fees

     All of the Company's bank debt was personally guaranteed by the Company's three largest stockholders since the inception of our original loan agreement on December 29, 1997. Effective January 1, 2001, until February 20, 2004, the Company compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount. During the nine months ended September 30, 2004, the Company recorded interest expense in the amount of approximately $136,000 in guarantee fees. No guarantee fees were paid during the nine months ended September 30, 2005, because the individuals who guaranteed the Original Credit Facility (as defined below) were not required to do so for the New Credit Facility.

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

Promotional Allowances

     Our frequent player program, Club Paradise, allows members, through the frequency of their play at our casino, to earn and accumulate point values which may be redeemed for a variety of goods and services at our Atlantis Casino Resort. Point values may be applied toward room stays at our hotel, food and beverage consumption at any of our food outlets, gift shop items as well as goods and services at our spa and beauty salon. Point values earned may also be applied toward off-property events such as concerts, shows and sporting events. Point values may not be redeemed for cash.

     Awards under our frequent player program are recognized as promotional expenses at the time of redemption.

     The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The cost associated with complimentary food, beverage, rooms and merchandise redeemed under the program is recorded in casino costs and expenses.

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

Allowance for Doubtful Accounts

     The Company extends short-term credit to its gaming customers. Such credit is non-interest bearing and due on demand. In addition, the Company also has receivables due from hotel guests which are primarily secured with a credit card at the time a customer checks in. An allowance for doubtful accounts is set up for all Company receivables based upon the Company's historical collection and write-off experience, unless situations warrant a specific identification of a necessary reserve related to certain receivables. The Company charges off its uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables approximates fair value due to the short-term nature of the receivables.

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

                                            Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                      ----------------------------    -------------------------
                                         2005              2004           2005          2004
                                      ----------        ----------    -----------   -----------
Net income, as reported               $7,087,214        $5,552,438    $16,135,026   $12,662,696
Stock-based employee compensation
  expensed determined under the fair
  value based method for all awards,
  net of related income tax effects     (258,930)          (19,113)      (771,010)      (30,189)
                                      ----------        ----------    -----------   -----------
Pro forma net income                  $6,828,284        $5,533,325    $15,364,016   $12,632,507
                                      ==========        ==========    ===========   ===========
Basic earnings per share
  As reported                         $     0.38        $     0.30    $     0.86    $   0.68
  Pro forma                           $     0.36        $     0.29    $     0.82    $   0.67

Diluted earnings per share
  As reported                         $     0.37        $     0.30    $     0.85    $   0.67
  Pro forma                           $     0.36        $     0.29    $     0.81    $   0.67

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

     The Company also markets heavily to Reno-area residents. Recently, a major casino-hotel operator that successfully focuses on local resident business in Las Vegas has announced plans to develop hotel-casino properties in Reno. The competition for this market segment is likely to increase and could impact the Company's business.


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


                                  Three Months ended September 30,
                                -----------------------------------
                                      2005               2004
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
     Basic..................... 18,868    $ 0.38   18,778    $ 0.30
     Effect of dilutive
      stock options............    236     (0.01)      40        -
                                ------   -------   ------   -------
     Diluted................... 19,104    $ 0.37   18,818    $ 0.30
                                ======   =======   ======   =======

                                  Nine Months Ended September 30,
                                -----------------------------------
                                      2005               2004
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
     Basic..................... 18,840    $ 0.86   18,738    $ 0.68
     Effect of dilutive
      stock options............    243     (0.01)      56     (0.01)
                                ------   -------   ------   -------
     Diluted................... 19,083    $ 0.85   18,794    $ 0.67
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


NOTE 5.     RELATED PARTY TRANSACTIONS

     Four affiliated principal stockholders potentially control the Company through their 50.7% beneficial ownership of the Company's outstanding common shares as of September 30, 2005.

     Three of the principal stockholders of the Company, through their affiliates, control the ownership and management of a shopping center directly adjacent to the Atlantis (the "Shopping Center"). The Shopping Center occupies 18.7 acres and consists of approximately 213,000 square feet of retail space. The Company currently rents various spaces totaling approximately 7,000 square feet in the Shopping Center which it uses as office space, and paid rent of approximately $14,900 plus common area expenses for the three months ended September 30, 2005, and approximately $15,400 for the three months ended September 30, 2004.

     In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $75,000 for its leased driveway space at the Shopping Center during the three months ended September 30, 2005.

     The Company accounts for its rental expense using the straight-line method over the original lease term. Rental increases based on the change in the CPI are contingent and accounted for prospectively.

     On September 23, 2003, the Company entered into an option agreement with an affiliate of its controlling stockholders to purchase property in South Reno for development of a new hotel casino. The Company, through the current property owner, filed an application with the City of Reno for both master plan and zoning changes for 13 acres of the property. On January 20, 2005, the City of Reno Planning Commission approved the application for zoning change on the property; the Reno City Council would next have to approve the application. On April 13, 2005, the Reno City Council rejected the application for master plan and zoning change. As a result of the City Council's decision, the Company expensed in the first nine months of 2005 a charge of approximately $274,000 in gaming development costs related to the potential new hotel casino. The option agreement was set to expire on September 15, 2005, and the Company's Board of Directors voted to let the agreement expire on such date without exercising the Company's option to purchase.

     The Company is currently leasing billboard advertising space from affiliates of its controlling stockholders for a total cost of $10,500 for the three months ended September 30, 2005, and $16,500 for the three months ended September 30, 2004.

     The Company is currently renting office and storage space from a company affiliated with Monarch's controlling stockholders and expensed approximately $7,000 for these spaces for each of the three month periods ended September 30, 2005 and 2004.


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

     Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.

OPERATING RESULTS SUMMARY

     During the third quarter of 2005, we exceeded all previously reported Company third quarter casino revenues, hotel revenues, net revenues, net income and earnings per share.

                                             Three Months               Percentage
                                          ended September 30,      Increase / (Decrease)
                                          -------------------    -------------------------
                                            2005       2004      Third Quarter '05 vs '04
                                          --------   --------    -------------------------
(In millions, except earnings per share
 and percentages)

Casino revenues.........................   $ 25.4    $ 22.6                12.2%
Food and beverage revenues..............     10.2       9.7                 4.9%
Hotel revenues..........................      7.3       7.0                 3.9%
Other revenues..........................      1.3       1.1                19.3%

Net revenues............................     38.3      35.1                 9.4%
Income from operations..................     11.2       8.8                26.6%

Net income..............................      7.1       5.6                27.6%

Earnings per share - diluted............     0.37      0.30                23.3%

Operating margin........................    29.1%     25.1%                4.0 pts

                                              Nine Months                  Percentage
                                          ended September 30,        Increase / (Decrease)
                                          -------------------    ------------------------------
                                            2005       2004      January - September '05 vs '04
                                          --------   --------    ------------------------------
(In millions, except earnings per share and percentages)

Casino revenues.........................   $ 70.3    $ 63.5                  10.8%
Food and beverage revenues..............     28.6      28.0                   2.3%
Hotel revenues..........................     18.7      19.0                  (1.6%)
Other revenues..........................      3.5       2.9                  20.4%

Net revenues............................    104.9      98.3                   6.8%
Income from operations..................     25.6      20.4                  25.1%

Net income..............................     16.1      12.7                  27.4%

Earnings per share - diluted............     0.85      0.67                  26.9%

Operating margin........................    24.4%     20.8%                   3.6 pts

                                   -14-



     Some significant items that affected our third quarter results in 2005 are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the Liquidity and Capital Resources section.

     - Increases in all our revenue centers including 12.2% in our casino, 4.9% in our food and beverage, 3.9% in our hotel and 19.3% in our other revenue centers, combined with a slight improvement in our promotional allowances as a percentage of gross revenues, led to a 9.4% increase in our net revenues.

     - Our operating expenses increased only 3.6% during the quarter, which combined with the 9.4% increase in net revenues, led to a 26.6% increase in income from operations.

CAPITAL SPENDING AND DEVELOPMENT

     Capital expenditures at the Atlantis totaled approximately $5.2 million and $8.5 million during the first nine months of 2005 and 2004, respectively. During the nine months ended September 30, 2005, our capital expenditures consisted primarily of the replacement of and upgrade to a more energy efficient ventilation and cooling system, acquisitions of gaming and computer systems equipment, and continued renovations to the facility. During last year's first nine months, capital expenditures consisted primarily of renovations to our second tower hotel rooms and suites, the installation of a new slot player tracking system, $1.2 million in leased driveway improvements and continued acquisitions of and upgrades to gaming equipment.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month
  Periods Ended September 30, 2005 and 2004

     For the three-month period ended September 30, 2005, the Company's net income was $7.1 million, or $0.37 per diluted share, on net revenues of $38.3 million, an increase from net income of $5.6 million, or $0.30 per diluted share, on net revenues of $35.1 million for the three months ended September 30, 2004. Income from operations for the three months ended September 30, 2005 totaled $11.2 million, a 26.6% increase when compared to $8.8 million for the same period in 2004. Both net revenues and net income for the third quarter of 2005 represent new third quarter records for the Company. Net revenues increased 9.4%, and net income increased 27.6% when compared to last year's third quarter.

     Casino revenues totaled $25.4 million in the third quarter of 2005, a 12.2% increase from $22.6 million in the third quarter of 2004, which was primarily due to increases in slots and table games revenues during the quarter, partially offset by decreases in Keno and poker room revenues. Casino operating expenses amounted to 32.2% of casino revenues in the third quarter of 2005, compared to 34.8% in the third quarter of 2004, with the difference due primarily to reduced payroll and benefit expenses and reduced direct operating costs and complimentaries, each as a percentage of casino revenues.

     Food and beverage revenues totaled $10.2 million in the third quarter of 2005, a 4.9% increase from the third quarter of 2004. Food and beverage operating expenses amounted to 47.8% of food and beverage revenues during the third quarter of 2005, an improvement from 50.7% in the third quarter of 2004. The improvement is primarily due to more efficient operations with reduced payroll and benefit costs as a percentage of revenues and a lower cost of sales.

     Hotel revenues were $7.3 million for the third quarter of 2005, a 3.9% increase from the $7.0 million reported in the 2004 third quarter. This increase was the result of a higher average daily room rate ("ADR") partially offset by a lower room occupancy. Both third quarters' 2005 and 2004 revenues also included a $3 per occupied room energy surcharge. During the third quarter of 2005, the Atlantis experienced a 97.4% occupancy rate, as compared to 98.2% during the same period in 2004. The Atlantis' ADR was $74.69 in the third quarter of 2005 compared to $71.22 in the third quarter of 2004. Hotel operating expenses as a percent of hotel revenues remained relatively unchanged at 27.7% in the 2005 third quarter compared to the 2004 third quarter.

     Promotional allowances increased to $5.8 million in the third quarter of 2005 compared to $5.4 million in the third quarter of 2004. The increase is attributable to continued promotional efforts to generate additional revenues. Promotional allowances as a percentage of gross revenues decreased slightly to 13.1% during the third quarter of 2005, from 13.3% in the third quarter of 2004.

     Other revenues increased 19.3% to $1.3 million in the 2005 third quarter compared to $1.1 million in the same period last year. The increase is due primarily to increased gift and sundries retail shops revenues, entertainment fun center revenues and increased collection of receivables previously written off as bad debts. Other expenses in the 2005 third quarter decreased to 27.9% of other revenues, from 33.1% of the revenues in the 2004 third quarter.

     Depreciation and amortization expense was $2.1 million in the third quarter of 2005, up 3.2% compared to $2.0 million in the same period last year. The Company, in its ordinary course of business and as part of its ongoing capital expenditures, intends to replace old and obsolete equipment with newer, more current equipment.

     Selling, general and administrative (SG&A) expenses amounted to $9.6 million in the third quarter of 2005, a 5.7% increase from $9.1 million in the third quarter of 2004. The increase was primarily a result of increased payroll and benefit costs, increased rental expense, increased marketing and promotional expenditures and increased energy costs. As a percentage of net revenues, SG&A expenses decreased to 25.1% in the third quarter of 2005 from 26.0% in the third quarter of 2004.

     Interest expense for the 2005 third quarter totaled $302,000, a decrease of 9.6%, from $333,000 in the 2004 third quarter. The decrease reflects the Company's reduction in debt outstanding partially offset by an increase in interest rates.

Comparison of Operating Results for the Nine-month Periods Ended September 30,
  2005 and 2004

     For the nine months ended September 30, 2005, the Company earned net income of $16.1 million, or $0.85 per diluted share, on net revenues of $104.9 million, an increase from net income of $12.7 million, or $0.67 per diluted share, on net revenues of $98.3 million during the nine months ended September 30, 2004. Income from operations for the 2005 nine-month period totaled $25.6 million, compared to $20.4 million for the same period in 2004. Net revenues increased 6.8%, and net income increased 27.4% when compared to the nine-month period ended September 30, 2004.

     Casino revenues for the first nine months of 2005 totaled $70.3 million, a 10.8% increase from $63.5 million for the first nine months of 2004, reflecting mainly an increase in slot revenue. Casino operating expenses decreased to 33.7% of casino revenues for the nine months ended September 30, 2005, compared to 36.2% for the same period in 2004, primarily due to reduced payroll and benefit expenses and reduced direct operating costs and complimentaries as a percentage of casino revenues.

     Food and beverage revenues totaled $28.6 million for the nine months ended September 30, 2005, an increase of 2.3% from the $28.0 million for the nine months ended September 30, 2004, due to an approximate 4.6% decrease in the number of covers served offset by a 6.4% increase in the average revenue per cover. Food and beverage operating expenses amounted to 49.1% of food and beverage revenues during the 2005 nine-month period, a decrease when compared to 50.5% for the same period in 2004. The improvement is due to higher average revenue per cover and reduced cost of sales partially offset by a slight increase in direct department expenses and payroll and benefit costs as a percentage of revenues.

     Hotel revenues for the first nine months of 2005 decreased 1.6% to $18.7 million from $19.0 million for the first nine months of 2004, primarily due to the lack of a major bowling tournament in Reno in 2005 and slower than expected business at the Reno-Sparks Convention Center adjacent to the Atlantis during the second quarter. Hotel revenues for the entire first nine months of 2005 and 2004 also include a $3 per occupied room energy surcharge.

The Atlantis experienced a slight decrease in the ADR during the 2005 nine-month period to $65.27, compared to $65.53 for the same period in 2004. The occupancy rate decreased to 94.5% for the nine-month period in 2005, from 95.9% for the same period in 2004. Hotel operating expenses in the first nine months of 2005 were 31.4% of hotel revenues, a slight decrease when compared to 31.7% for the same period in 2004.

     Promotional allowances increased to $16.2 million in the first nine months of 2005 compared to $15.0 million in the same period of 2004. The increase is attributable to continued efforts to generate additional revenues. Promotional allowances as a percentage of gross revenues increased slightly to 13.4% of gross revenues during the first nine months of 2005, from 13.3% in the first nine months of 2004.

     Other revenues were $3.5 million for the nine months ended September 30, 2005, a 20.4% increase from $2.9 million in the same period in 2004, which is primarily the result of the approximate $191,000 loss on disposal of assets recorded during the first nine months of 2004, as compared to a $33,000 gain during the first nine months of 2005. The increase also reflects an 8.0% increase in gift and sundries retail shops and a 1.3% increase in the entertainment fun center revenue. Other expenses as a percentage of revenue decreased to 28.9% for the nine months ended September 30, 2005, as compared to 36.4% for the same period in 2004.

     Depreciation and amortization expense was $6.3 million in the first nine months of 2005, down 18.7% compared to $7.7 million in the same period last year. The decrease in depreciation expense was mainly due to the fact that previously capitalized assets have become fully depreciated. The Company, in its ordinary course of business and as part of its ongoing capital expenditures, intends to replace old and obsolete equipment with newer, more current equipment.

     Selling, general and administrative expenses increased 8.7% to $28.2 million in the first nine months of 2005, compared to $26.0 million in the first nine months of 2004, primarily as a result of increased payroll and benefit costs, increased rental expense, increased marketing and promotional expenditures, and increased energy costs. As a percentage of net revenue, SG&A expenses increased slightly to 26.9% in the 2005 nine-month period from 26.4% in the same period in 2004.

     Interest expense for the first nine months of 2005 totaled $891,000, a decrease of 29.4%, compared to $1.3 million for the same period one year earlier. The decrease reflects the Company's reduction in debt outstanding and reduced stockholder guarantee fee expense. Interest expense for the nine-month period ended September 30, 2004, included approximately $136,000 in guarantee fees paid to the Company's three principal shareholders. Effective January 2001, until February 2004, the Company compensated the three principal stockholders of the Company for their personal guarantees of the Company's outstanding bank debt at the rate of 2% per annum of the quarterly average outstanding bank debt. There were no guarantee fee expenses during the first nine months of 2005. The individuals who guaranteed the Company's Original Credit Facility (defined in "The Credit Facility" below) were not required to provide such guarantees for the New Credit Facility (also defined in "The Credit Facility" below) and, therefore, the Company will no longer be required to pay such fees in the future.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our daily hotel and casino activities with net cash provided by operating activities.

     For the nine months ended September 30, 2005, net cash provided by operating activities totaled $24.4 million, an increase of 27.3% compared to the same period last year. Net cash used in investing activities totaled $5.1 million and $7.9 million in the nine months ended September 30, 2005 and 2004, respectively. During the first nine months of 2005 and 2004, net cash used in investing activities was used primarily in the purchase of property and equipment and continued property renovations and upgrades. Net cash used in financing activities totaled $20.2 million for the first nine months of 2005 primarily for debt reduction, compared to $14.1 million for the same period last year, as the Company refinanced its credit facility during the first three months of 2004, simultaneously paying off old debt and acquiring new debt. During the first nine months of 2005, the Company reduced its long-term debt by $20.5 million. As a result, at September 30, 2005, the Company had a cash balance of $10.9 million compared to $6.9 million at September 30, 2004, and $11.8 million at December 31, 2004.

     The Company has a reducing revolving credit facility with a group of banks (see "THE CREDIT FACILITY" below). At September 30, 2005, the total balance outstanding on the Credit Facility was $11.9 million.

OFF BALANCE SHEET ARRANGEMENTS

     A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center directly adjacent to the Atlantis. The shopping center is controlled by our controlling stockholders (the "Shopping Center"). As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $75,000 for its leased driveway space at the Shopping Center during the three months ended September 30, 2005.

     On September 23, 2003, the Company entered into an option agreement with an affiliate of its controlling stockholders to purchase property in South Reno for development of a new hotel casino. The Company, through the current property owner, filed an application with the City of Reno for both master plan and zoning changes for 13 acres of the property. On January 20, 2005, the City of Reno Planning Commission approved the application for zoning change on the property; the Reno City Council would next have to approve the application. On April 13, 2005, the Reno City Council rejected the application for master plan and zoning change. As a result of the City Council's decision, the Company expensed during the first nine months of 2005, a charge of approximately $274,000 in gaming development costs related to the potential new hotel casino. The option agreement was set to expire on September 15, 2005, and the Company's Board of Directors voted to let the agreement expire on such date without exercising the Company's option to purchase.
                                   -19-



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


COMMITMENTS AND CONTINGENCIES

     Contractual cash obligations for the Company as of September 30, 2005 over the next five years are as follows:

                                                Payments Due by Period
                            ---------------------------------------------------------------
Contractual Cash                         Less than      1 to 3      4 to 5       More than
Obligations                  Total         1 year       years        years        5 years
                            ---------------------------------------------------------------
Long-Term debt              $11,900,000  $        -   $        -   $11,900,000  $       -
Operating Leases (1)          5,180,000      370,000      740,000      740,000   3,330,000
Purchase Obligations (2)      1,884,000    1,884,000           -            -           -
                            -----------  -----------  -----------  -----------  -----------
Total Contractual Cash      $18,964,000  $ 2,254,000  $   740,000  $12,640,000  $3,330,000
Obligations

(1) Operating leases include $370,000 per year in lease and common expense payments to the shopping center adjacent to the Atlantis (see Off Balance Sheet Arrangements).

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

     On February 20, 2004, the Original Credit Facility was refinanced (the "New Credit Facility") for $50 million, which included the $46 million payoff of the unpaid balance of the Original Credit Facility. The amount of the New Credit Facility, which is also a reducing revolving facility, may be increased by up to $30 million on a one-time basis and, if requested by us, before the second anniversary of the closing date, as defined. At our option, borrowings under the New Credit Facility will accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by us will include a margin added to either the Base Rate or to LIBOR that is tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin can vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and
2.50 percent above LIBOR (under the Original Credit Facility, this margin varied between 0.00 percent and 2.00 percent above the Base Rate, and between
1.50 percent and 3.50 percent above LIBOR). At September 30, 2005, the applicable margin was the Base Rate plus 0.25%, and the applicable LIBOR margin was LIBOR plus 1.50%. At September 30, 2005, the Base Rate was 5.50% and the LIBOR rate was 3.85%. At September 30, 2005, the Company had no Base Rate loans outstanding and had one LIBOR loan outstanding totaling $11.9 million, for a total obligation of $11.9 million.

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

     As of September 30, 2005, our Leverage Ratio had been equal to or less than one-to-one for the second consecutive quarter. Per the New Credit Facility, if we achieve a Leverage Ratio equal to or less than one-to-one for two consecutive quarters, our scheduled reduction of the next consecutive fiscal quarter is waived. Management has assumed that we will maintain a leverage ratio equal to or less than one-to-one for the remaining term of the New Credit Facility and, therefore, no principal reductions will be due until the New Credit Facility matures in 2009.

     We paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the term of the New Credit Facility using the straight-line method.

     SHORT-TERM DEBT.  At September 30, 2005, we had no short-term debt.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of September 30, 2005, that are subject to market risks.

     We have substantial variable interest rate debt in the amount of approximately $11.9 million as of September 30, 2005, and $32.8 million as of September 30, 2004, which is subject to market risks.

     A one-point increase in interest rates would have resulted in an increase in interest expense of approximately $41,000 in the third quarter of 2005 and $92,000 in the third quarter of 2004.

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

     Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Monarch has made previous disclosure of class action litigation cases:
William Poulos v. Caesar's World, Inc. et. al., Case No. 94-478-Civ-Orl-22; William H Ahern v. Caesars World, Inc. et. al., Case No. 94-478-Civ-Orl-22; and Larry Schrier v. Caesars World Inc., et. al, Case No. 95-923-LDG (RJJ) which were consolidated for purposes of litigation, and in which Monarch is one of numerous named defendants. The Complaints allege that manufacturers, distributors and casino operators of video poker and electronic slot machines, including Monarch, have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints charge Defendants with violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. On September 7, 2005, U.S. District Judge Roger L. Hunt granted the Defendants' Motion for Summary Judgment on all claims made by Plaintiffs, and dismissed Plaintiffs' claims in their entirety. On October 14, 2005, Plaintiffs William Poulos and Brenda McElmore lodged a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit, seeking to appeal from the District Court's order of summary judgment in favor of defendants and two discovery orders also issued by the district court. Monarch intends to vigorously respond to the appeal jointly with its co-defendants/co-respondents. Monarch does not expect its share of the costs and attorneys fees arising out of the appeal to be material.


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



                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)


Date:  November 14, 2005               By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer, and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

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


Date: November 14, 2005

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


Date: Novemober 14, 2005

By: /s/ Ben Farahi
    ---------------
        Ben Farahi
        Chief Financial Officer, Secretary and Treasurer

                                                                  EXHIBIT 32.1

                        MONARCH CASINO & RESORT, INC.
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 14, 2005

By: /s/ JOHN FARAHI
    ---------------
        John Farahi
        Chief Executive Officer

                                                                  EXHIBIT 32.2

                        MONARCH CASINO & RESORT, INC.
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ben Farahi, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 14, 2005

By: /s/ BEN FARAHI
    ---------------
        Ben Farahi
        Chief Financial Officer