Form 10-K
period 2005-12-31
MONARCH CASINO & RESORT INC
filed 2006-03-16
CIK 907242

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]



     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated Filer [X]   Non-accelerated Filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]


     The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2005, based on the closing price as reported on The Nasdaq Stock Market(SM) of $22.04 per share, was approximately $205,664,409.


     As of March 8, 2006, Registrant had 18,886,442 shares of Common Stock outstanding.


     DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Proxy Statement for Registrant's 2006 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

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


THE ATLANTIS CASINO RESORT

     Through our Golden Road subsidiary, we own and operate the tropically-themed Atlantis Casino Resort, which is located approximately three miles south of downtown in the generally more affluent and rapidly growing south area of Reno, Nevada. The Atlantis features approximately 51,000 square feet of casino space interspersed with waterfalls, giant artificial palm trees, thatched-roof huts, and other tropical decor; a hotel and a motor lodge with 975 guest rooms; nine food outlets; an enclosed year-round pool with waterfall; an outdoor pool; a health spa; two retail outlets offering clothing and traditional gift shop merchandise; a full service salon for men and women; an 8,000 square-foot family entertainment center; and approximately 25,000 square feet of banquet, convention and meeting room space.

     The Reno-Sparks Convention Center is located across the street from the Atlantis, the only hotel-casino within easy walking distance. The Reno-Sparks Convention Center offers approximately 570,000 square feet of exhibition, meeting room, ballroom, and lobby space.


ATLANTIS CASINO

     The Atlantis casino offers approximately 1,450 slot and video poker machines; approximately 38 table games, including blackjack, craps, roulette and others; a sports book (which is operated by an unaffiliated party pursuant to a lease arrangement with us); Keno; and a poker room.

     The following table summarizes the components of our casino revenues for the periods shown:

                                         Years ended December 31,
                                        --------------------------
                                         2005      2004      2003
                                        ------    ------    ------
Slot & video poker.....................  81.7%     79.7%     78.2%
Table games............................  15.5%     17.5%     18.8%
Keno, poker room and sports book rent..   2.8%      2.8%      3.0%

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

HOTEL AND MOTOR LODGE

     The Atlantis includes three contiguous high-rise hotel towers with 826 rooms and suites, and a low-rise motor lodge with another 149 rooms, for a total of 975 guest rooms. The first of the three hotel towers, which was completed in April 1991, contains 160 rooms and suites in 13 stories. The 19-story second hotel tower was completed in September 1994 and underwent a $3.8 million complete interior renovation that was completed in March 2004. As part of the renovation, certain suites were expanded and, as a result, five regular hotel rooms were eliminated. The second hotel tower now contains 278 rooms and suites from 283 rooms and suites prior to the renovation. The third tower was completed in June 1999 and contains 388 rooms and suites in 28 stories. The rooms on the top seven floors in the newest tower are nearly 20% larger than the standard guest rooms and offer private elevator access, upscale accommodations, and a private concierge service.

     The Atlantis hotel rooms feature upbeat, colorful interior decorations and furnishings consistent with the Atlantis' tropical theme, as well as nine-foot ceilings (most standard hotel rooms have eight-foot ceilings), which create an open and spacious feel. The newest hotel tower features a four-story waterfall with an adjacent year-round swimming pool in a climate controlled, five-story glass enclosure, which shares an outdoor third floor pool deck with a seasonal outdoor swimming pool and whirlpool. A full service salon (the "Salon at Atlantis") overlooks the third floor sundeck and outdoor seasonal swimming pool and offers products and treatments for hair, nails, skincare and body services for both men and women. A health spa is located adjacent to the swimming areas. The hotel also features glass elevators rising the full 19 and 28 stories, respectively, of the two taller hotel towers, providing panoramic views of the Reno area and the Sierra Nevadas, a mountain range separating Nevada from California.

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

     The average occupancy rate and average daily room rate at the Atlantis for the following periods were:

                                         Years ended December 31,
                                        --------------------------
                                         2005      2004      2003
                                        ------    ------    ------
Occupancy rate.........................  93.0%     93.6%     92.3%
Average daily room rate................ $63.24    $64.16    $57.82

     We continually monitor and adjust hotel room rates based upon demand and other competitive factors. Our Average Daily Room Rate ("ADR") has also been impacted by rooms sold at discounted rates to select wholesale operators for tour and travel packages. The decreases in ADR and occupancy in 2005 compared to 2004 were due to fewer conventions at the adjacent Reno-Sparks Convention Center and the fact that Reno did not host a major bowling tournament in 2005. Conventions typically draw higher room rates.

RESTAURANTS AND DINING

     The Atlantis has seven restaurants, one snack bar, and one gourmet coffee bar, as described below.

     - The 600-seat Toucan Charlie's Buffet & Grill, which offers a wide variety of standard hot food selections, salads and seafood; specialty substations featuring made-to-order items such as Mongolian barbecue, fresh Southwest and Asian specialties, meats roasted in wood-fired rotisserie ovens, two salad stations, and a wide variety of freshly made desserts.
     - The 135-seat, aquatic-themed Atlantis Seafood Steakhouse gourmet restaurant.
     - The 200-seat, upscale MonteVigna Italian Ristorante, featuring a centrally located wine cellar.
     - The Oyster Bar restaurant in the Sky Terrace offering fresh seafood, soups and bisques made to order.
     - The Sushi Bar, also in the Sky Terrace, offering a variety of fresh raw and cooked sushi specialties, including all-you-can-eat lunch and dinner menus. Combined, the Oyster Bar and Sushi Bar can accommodate up to 139 guests.
     - The 178-seat 24-hour Purple Parrot coffee shop.
     - The 122-seat Cafe Alfresco restaurant serving pizzas prepared in a wood-fired, brick oven.
     - A gourmet coffee bar, offering specialty coffee drinks and pastries and desserts made fresh daily in the Atlantis bakery.
     - A snack bar and soda fountain serving ice cream and arcade-style refreshments.

THE SKY TERRACE

     The Sky Terrace is a unique structure with a diamond-shaped, blue glass body suspended approximately 55 feet above street level and spanning 160 feet across South Virginia Street. The Sky Terrace connects the Atlantis with additional parking on a 16-acre site owned by us across South Virginia Street from the Atlantis. The structure rests at each end on two 100-foot tall Grecian columns with no intermediate support pillars. The tropically-themed interior of the Sky Terrace contains the Oyster Bar, a video poker bar, banks of slot machines, a lounge area with oversized leather sofas and chairs and the Sushi Bar.

     Operations at the Atlantis are conducted 24 hours a day, every day of the year. The Atlantis' business is moderately seasonal in nature, with higher revenues during the summer months and lower revenues during the winter months.


ATLANTIS IMPROVEMENTS

     We have continuously invested in upgrading the Atlantis. Our capital expenditures at the Atlantis were $6.1 million in 2005, $9.7 million in 2004, and $8.4 million in 2003. A summary of capital expenditures for the last three years is as follows (in millions):

                                                       2005        2004        2003
                                                     --------    --------    --------
Cash acquisitions of property and equipment...        $6.1        $9.1        $8.0
Property and equipment acquired through
 trade payables...............................          -           -           -
Financed purchases of property and equipment..          -          0.6         0.4
                                                     --------    --------    --------
Total capital expenditures....................        $6.1        $9.7        $8.4

     During 2005, capital expenditures at the Atlantis consisted primarily of the replacement of and upgrade to its ventilation and cooling system, acquisition of gaming and computer systems equipment, and continued renovations to the facility. During 2004, capital expenditures consisted primarily of renovations to our second tower hotel rooms and suites, the installation of a new slot player tracking system, $1.35 million in leased driveway improvements and continued acquisitions of and upgrades to gaming equipment. During 2003, capital expenditures consisted primarily of the construction and opening of the Sushi Bar and the Salon at Atlantis, renovations to the second hotel tower, and continued acquisitions of and upgrades to gaming equipment.

     In 2004, we constructed a driveway that is being shared between the Atlantis and the adjacent Sierra Marketplace Shopping Center (the "Shopping Center") that is owned and controlled by affiliates of our controlling stockholders. A new traffic signal was erected at mid-block on South Virginia Street, serving the new driveway. As part of this project, we are leasing a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for 3 five-year terms, and at the end of the extension period, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. We use the leased space for pedestrian and vehicle access to the Atlantis, and we have use of a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The project was completed, the driveway was put into use and we began paying rent on September 30, 2004 (see Part III - ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 23, 2006). The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time (see "Property and Equipment" in Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies"). We remain committed to implementing renovations and upgrades and will consider all capital expenditure projects proposed by our executive officers and key employees.

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

     On January 3, 2006, through our wholly-owned subsidiary, Golden Town, Inc., we entered into agreements, dated as of January 1, 2006, to acquire 100% of the equity interest of LLH Gaming, Inc. and its affiliates (collectively, "LLH"). LLH was the party to a Purchase and Sale Agreement for the purchase by LLH of the Fitzgerald's Reno Casino Hotel located in downtown, Reno, Nevada ("Fitzgerald's Reno"). We intended to cause LLH to complete the purchase of Fitzgerald's Reno at an estimated cost of $11,000,000 plus additional transaction costs. LLH filed for bankruptcy relief under Chapter 11 of the Bankruptcy Code on December 30, 2005. Various parties to the Purchase and Sale Agreement, including LLH, appeared in the U.S. Bankruptcy Court, District of Nevada, on January 9, 2006, in order to clarify whether LLH would be entitled to proceed to close on the Purchase and Sale Agreement and purchase substantially all of the assets of the Fitzgerald's Reno. The United States Bankruptcy Court denied the requested relief to extend the closing date on the Purchase and Sale Agreement to purchase Fitzgerald's Reno. As a result, we ceased our efforts to acquire Fitzgerald's Reno. We expensed in 2005 a charge of approximately $151,000 in gaming development costs related to the potential acquisition.

     On September 23, 2003, we entered into an option agreement with an affiliate of our controlling stockholders to purchase property in South Reno for development of a new hotel casino. Through the current property owner, we filed an application with the City of Reno for both master plan and zoning changes for 13 acres of the property. On January 20, 2005, the City of Reno Planning Commission approved the application for zoning change on the property; the Reno City Council would next have to approve the application. On April 13, 2005, the Reno City Council rejected the application for master plan and zoning change. As a result of the City Council's decision, we expensed in 2005 a charge of approximately $289,000 in gaming development costs related to the potential new hotel casino. The option agreement was set to expire on September 15, 2005, and the Company's Board of Directors voted to let the agreement expire on such date without exercising our option to purchase.

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

     RENO AREA RESIDENTS. The Atlantis' proximity to rapidly growing, generally more affluent, south Reno residential areas provides a significant source of middle to upper-middle income gaming customers. We market to Reno area residents (referred to from time to time as "Locals") on the basis of the Atlantis location and accessibility, convenient surface parking, gaming values, ambiance, friendly, efficient service, and quality and relative value of its food and beverage offerings, entertainment, and promotions.

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

     LEISURE TRAVELERS. Reno is a popular gaming and vacation destination that enjoys direct freeway access to nearly all major northern California population centers and non-stop air service from most large cities in the western United States, as well as many midwest and southern population centers such as Chicago, Dallas and Atlanta. The principal segments of Reno's leisure traveler market are independent travelers, package tour and travel customers, and high-end players. We attempt to maximize our gaming revenues and hotel occupancy through a balanced marketing approach that addresses each market segment.

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

     CONVENTIONEERS. Convention business, like package tour and travel, generates mid-week customer visits and supplements occupancy during low-demand periods. Conventioneers also typically pay higher average room rates than non-conventioneers. We selectively seek convention and meeting groups that we believe will materially enhance the Atlantis' occupancy and daily room rates, as well as those we believe will be more likely to gamble. As the only hotel-casino within easy walking distance of the Reno-Sparks Convention Center, the Atlantis is, in our view, uniquely positioned to capitalize on this expanding segment. We believe the $105 million expansion and remodeling of the Reno-Sparks Convention Center, completed in late July 2002, has created, and we expect will continue to create additional customer traffic for the Atlantis from a market segment that is presently underserved in the Reno area.

     We market to all customer segments, including conventioneers, on the basis of the location, quality and ambiance of the Atlantis facility, gaming values, friendly, efficient service, and the quality and relative value of its rooms, food and beverage offerings, entertainment, and promotions.

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

COMPETITION

     Competition in the Reno area gaming market is intense. Based on information obtained from the December 31, 2005 Gaming Revenue Report published by the Nevada State Gaming Control Board, there are approximately 12 casinos in the Reno area which generate more than $12.0 million each in annual gaming revenues.

     We believe that the Atlantis' competition for Locals comes primarily from other large-scale casinos located outside of downtown Reno that offer amenities that appeal to middle to upper-middle income customers, and secondarily with those casinos located in downtown Reno that offer similar amenities. We compete for Locals primarily on the basis of the desirability of our location, the quality and ambiance of the Atlantis facility, friendly, efficient service, the quality and relative value of its food and beverage offerings, entertainment offerings, promotions, and gaming values. We believe the Atlantis' proximity to residential areas in south Reno and its abundant surface parking afford it an advantage over the casinos located in downtown Reno in attracting Locals.

     Station Casinos, Inc., a casino operator operating primarily in the Las Vegas market and catering mainly to Locals ("Station"), has acquired three pieces of property in the Reno area and has announced plans to build two casinos, one of which will be located within one mile of our Atlantis Casino Resort. Should Station proceed with its plans, we believe this will create additional competition for us in the Locals, conventioneer and tour and travel markets and could have a material adverse impact on our business. We also believe, however, that such plans could create a new area of concentration for casino properties in the Reno area, which could draw gaming patrons away from downtown Reno toward South Reno where our Atlantis Casino Resort is located and where gaming properties will complement each other due to their proximity to one another.

     We believe that the Atlantis' primary competition for leisure travelers comes from other large-scale casinos, including those located in downtown Reno and those located away from downtown Reno, that offer amenities that appeal to middle to upper-middle income customers. We compete for leisure travelers on the basis of the desirability of our location, the quality and ambiance of the Atlantis facility, friendly, efficient service, the quality and relative value of its rooms and food and beverage offerings, entertainment offerings, promotions, and gaming values. We believe that our location away from downtown Reno is appealing to many customers who prefer to avoid the more congested downtown area; however, the Atlantis' location is a disadvantage in that it does not afford us the ability to generate walk-in traffic (except with respect to persons attending events at the Convention Center), which is a significant source of customers for some casinos located in downtown Reno.

     We believe that the Atlantis' primary competition for conventioneers comes from other large-scale hotel casinos in the Reno area that actively target the convention market segment, and secondarily from other cities on the U.S. West Coast with large convention facilities and substantial hotel capacity, including Las Vegas. We compete for conventioneers based on the desirability of our location, the quality and ambiance of the Atlantis facility, meeting and banquet rooms designed to appeal to conventions and groups, friendly, efficient service, and the quality and relative value of its rooms and food and beverage offerings. We believe that the Atlantis' proximity to the Reno-Sparks Convention Center affords it a distinct competitive advantage in attracting conventioneers.

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

     The constitutional amendment approved by California voters in 1999 allowing the expansion of Indian casinos in California has had an impact on casino revenues in Nevada in general, and many analysts have continued to predict the impact will be more significant on the Reno-Lake Tahoe market. The extent of this continued impact is difficult to predict, but we believe that the impact on us will continue to be mitigated to some extent due to the Atlantis' emphasis on Reno area residents as a significant base of its business, as well as its proximity to the Reno-Sparks Convention Center. However, if other Reno area casinos continue to suffer business losses due to increased pressure from California Indian casinos, they may intensify their marketing efforts to Reno-area residents as well. However, we believe our numerous amenities, such as a wide array of restaurants, a video arcade, banquet facilities and surface parking are a key factor in our ability to attract Locals which competitor facilities will not easily be able to match without major capital expenditures.

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

     A live entertainment tax is also paid where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, a manufacturer or a distributor also pay certain fees and taxes to the State of Nevada.

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

EMPLOYEES

     As of March 8, 2006, we had approximately 1,850 employees. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS

     Our business prospects are subject to various risks and uncertainties that impact our business. You should carefully consider the following discussion of risks, and the other information provided in this annual report on Form 10-K. The risks described below are not the only ones facing us. Additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business.

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

     Several Native American casinos have opened in Northern California since passage of the constitutional amendment. Certain experienced Nevada gaming operators manage Indian casino facilities near Sacramento, one of Reno's key feeder markets. One major facility near Sacramento has been operating since June 2003 and has been very successful, adversely impacting many hotel casinos in Reno. Central and Northern California gaming facilities could provide an alternative to Reno area casinos, especially during certain winter periods when auto travel through the Sierra Nevadas is hampered. This loss of California drive-in customers could adversely effect our operations.

     We also believe that the legalization of unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key non-Reno marketing areas, such as San Francisco or Sacramento, could have a material adverse impact on our business.

     In June 2004, five California Indian tribes signed compacts with the state that allows the tribes to increase the number of slot machines beyond the previous 2,000-per-tribe limit in exchange for higher fees from each of the five tribes. The State of California hopes to sign similar compacts with more Indian tribes. The resulting increase in the number of slot machines permitted in California Native American Casinos could further adversely impact Reno area casino operations and our operations.

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

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY EXPANDED NATIVE AMERICAN GAMING OPERATIONS IN CALIFORNIA AND THE PACIFIC NORTHWEST

     Our largest source of leisure traveler customers is California and the Pacific Northwest, including a large number who drive to Reno from the San Francisco and Sacramento metropolitan areas. Since 1999, several large-scale Native American-owned casino facilities have commenced operations in that state, some of which are located close to our key markets. The increased competition from these facilities could have a material adverse impact on our business.

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

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY WEAKENED ECONOMIC CONDITIONS IN CALIFORNIA AND THE PACIFIC NORTHWEST

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

AN OUTBREAK OF HIGHLY INFECTIOUS DISEASE COULD ADVERSELY AFFECT THE NUMBER OF VISITORS TO OUR FACILITIES AND DISRUPT OUR OPERATIONS, RESULTING IN A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS

     There have been recent fears concerning the spread of an "avian flu" in Asia and worldwide. Potential future outbreaks of avian flu or other highly infectious diseases may adversely affect the number of visitors to our property and our business and prospects. Furthermore, an outbreak might disrupt our ability to adequately staff our business and could generally disrupt our operations. If any of our customers or employees is suspected of having contracted certain highly contagious diseases, we may be required to quarantine these customers or employees or the affected areas of our facilities and temporarily suspend part or all of our operations at affected facilities. Any new outbreak of such a highly infectious disease could have a material adverse effect on our financial condition, results of operations and cash flows.

FAILURE OF THE RENO-SPARKS CONVENTION CENTER TO BOOK AND ATTRACT CONVENTION BUSINESS COULD ADVERSELY IMPACT OUR BUSINESS

     The Atlantis is the closest hotel-casino to the Reno-Sparks Convention Center. If the Reno-Sparks Convention Center does not succeed in booking the anticipated level of conventions, our future results of operations could be adversely impacted.

BECAUSE WE ARE CURRENTLY DEPENDENT UPON A SINGLE PROPERTY IN A SINGLE MARKET FOR ALL OF OUR CASH FLOW, WE ARE SUBJECT TO GREATER RISKS THAN A GAMING COMPANY WITH MORE OPERATING PROPERTIES OR THAT OPERATES IN MORE MARKETS

     We currently do not have material assets or operations other than the Atlantis. As a result, we are entirely dependent upon this property for all of our cash flow until we develop other properties.

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

OUR INSURANCE COVERAGE MAY NOT BE ADEQUATE TO COVER ALL POSSIBLE LOSSES THAT OUR PROPERTY COULD SUFFER. IN ADDITION, OUR INSURANCE COSTS MAY INCREASE AND WE MAY NOT BE ABLE TO OBTAIN THE SAME INSURANCE COVERAGE IN THE FUTURE.

     Although we have all-risk property insurance covering damage caused by a casualty loss (such as fire and natural disasters), each such policy has certain exclusions. In addition, our property insurance is in an amount that may be less than the expected replacement cost of rebuilding the complex if there was a total loss. Our level of insurance coverage may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, might not be covered at all under our policies. Therefore, certain acts could expose us to heavy, uninsured losses.

     In addition, although we currently have insurance coverage for occurrences of terrorist acts and for certain losses that could result from these acts, our terrorism coverage is subject to the same risks and deficiencies as those described above for our all-risk property coverage. The lack of sufficient insurance for these types of acts could expose us to heavy losses in the event that any damages occur, directly or indirectly, as a result of terrorist attacks or otherwise, which could have a significant negative impact on our operations.

     In addition to the damage caused to our property by a casualty loss (such as fire, natural disasters, acts of war or terrorism), we may suffer business disruption as a result of these events or be subject to claims by third parties injured or harmed. While we carry business interruption insurance and general liability insurance, this insurance may not be adequate to cover all losses in such event.

     We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to reduce our policy limits or agree to certain exclusions from our coverage. Among other factors, it is possible that the situation in Iraq, homeland security concerns, other catastrophic events or any change in government legislation governing insurance coverage for acts of terrorism could materially adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits) and additional exclusions from coverage. Among other potential future adverse changes, in the future we may elect not to, or may not be able to, obtain any coverage for losses due to acts of terrorism.

     Our debt instruments and other material agreements require us to maintain a certain minimum level of insurance. Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements, which would have a material adverse effect on our financial condition, results of operations or cash flows."

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

CLAIMS HAVE BEEN BROUGHT AGAINST US AND OUR SUBSIDIARY IN VARIOUS LEGAL PROCEEDINGS, AND ADDITIONAL LEGAL AND TAX CLAIMS ARISE FROM TIME TO TIME.

     It is possible that our cash flows and results of operations could be affected by the resolution of these claims. We believe that the ultimate disposition of current matters will not have a material impact on our financial condition or results of operations. Please see the further discussion under "Legal Proceedings" in Item 3 of this Form 10-K.

ENERGY PRICE INCREASES MAY ADVERSELY AFFECT OUR COST OF OPERATIONS AND OUR REVENUES.

     Our facility uses significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy or fuel have been experienced to date, substantial increases in energy and fuel prices in the United States have negatively affected and may continue to negatively affect, our operating results. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material. In addition, energy and gasoline price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which would negatively impact revenues.

CHANGES IN REGULATIONS ON LAND USE REQUIREMENTS COULD ADVERSELY IMPACT OUR BUSINESS

     A change in regulations on land use requirements with regard to development of new hotel casinos in the proximity of the Atlantis could have an adverse impact on our business, results of operations, and financial condition.

OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY HIGH-END PLAYERS'
WINNINGS

     Although not the major focus of our marketing efforts, we have selectively targeted high-end players since opening our newest tower in 1999. Should one or more of these high-end players win large sums in our casino or should a material amount of credit extended to such players not be repaid, our results of operations could be adversely impacted.

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


ITEM 1B. UNRESOLVED STAFF COMMENTS

     There were no unresolved comments from the SEC staff at the time of filing this Form 10-K.


ITEM 2. PROPERTIES

     Our properties consist of:

     (a) The approximately 13-acre site in Reno, Nevada on which the Atlantis is situated, including the hotel towers, casino, restaurant facilities and surrounding parking is, in part or in whole, held subject to a trust deed encumbrance in favor of financial institutions totaling approximately $1.1 million as of March 8, 2006.

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

     (c) Leased land consisting of 37,368 square-feet next door to the Atlantis serving as a driveway entrance to the Atlantis.


ITEM 3. LEGAL PROCEEDINGS

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

     Additionally, Monarch previously has disclosed litigation filed against it on January 27, 2006, by Kerzner International Limited ("Kerzner") owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada, Case No. 2:06-cv-00102, seeking declaratory judgment prohibiting Monarch from using the name "Atlantis" in connection with offering casino services other than at Monarch's Atlantis Casino Resort located in Reno Nevada, and particularly prohibiting Monarch from using the "Atlantis" name in connection with offering casino services in Las Vegas Nevada; injunctive relief enforcing the same; unspecified compensatory and punitive damages; and other relief. Monarch believes Kerzner's claims to be entirely without merit and is defending vigorously against the suit. Further, Monarch has filed a counterclaim against Kerzner seeking to enforce the license agreement granting Monarch the exclusive right to use the Atlantis name in association with lodging throughout the state of Nevada; to cancel Kerzner's registration of the Atlantis mark for casino services on the basis that the mark was fraudulently obtained by Kerzner; and declaratory relief on these issues.

     We are party to other claims that arise in the normal course of business. Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our security holders during the fourth quarter of 2005.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     (a) Our common stock trades on The Nasdaq Stock Market(SM) under the symbol MCRI. The following table sets forth the high and low bid prices of our common stock, as reported by The Nasdaq Stock Market(SM), during the periods indicated. Prices prior to March 31, 2005, are adjusted to reflect a 2-for-1 stock split effective on such date.

                                    2005              2004
                              ----------------   ----------------
                               High      Low      High      Low
                              -------  -------   -------  -------
     First quarter........... $21.715  $18.950   $ 7.450  $ 5.375
     Second quarter.......... $24.980  $16.560   $ 7.875  $ 6.525
     Third quarter........... $26.320  $14.820   $ 9.670  $ 6.475
     Fourth quarter.......... $22.940  $15.500   $21.945  $ 9.410

     As of March 7, 2006, there were approximately 90 holders of record of our common stock, and approximately 2,990 beneficial stockholders.

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

     (b)     Not applicable.

     (c) On March 10, 2003, we announced a plan to repurchase up to 500,000 shares (adjusted for 2 for 1 stock split effective March 31, 2005), or 2.6%, of our common stock in open market transactions. The repurchases may be made from time to time depending on market conditions and availability of funds. The repurchases are to be made with our cash (see our Current Report filed on Form 8-K dated March 10, 2003). We did not purchase any shares of our common stock pursuant to this stock repurchase program during 2005 and 2004. During 2003, we purchased 360,000 shares (adjusted for the 2 for 1 stock split mentioned above) of our common stock pursuant to this stock repurchase program. Our bank loan agreement requires achievement of certain financial ratios before we can repurchase our common stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                       Years ended December 31,
                                         ----------------------------------------------------
(In thousands, except per share amounts)   2005       2004       2003       2002       2001
---------------------------------------------------------------------------------------------
OPERATING RESULTS
Casino revenues                          $ 94,501   $ 84,132   $ 74,956   $ 70,773   $ 64,908
Other revenues                             67,165     65,545     59,741     57,641     54,461
                                          -------    -------    -------    -------    -------
Gross revenues                            161,666    149,677    134,697    128,414    119,369
Promotional allowances                    (21,881)   (20,220)   (18,746)   (17,376)   (14,853)
                                          -------    -------    -------    -------    -------
Net revenues                              139,785    129,457    115,951    111,038    104,516
Income from operations                     33,069<F1> 26,274<F2> 17,209<F3> 17,196<F4> 14,132<F5>
Income before income tax                   32,056     24,689     14,572     13,033      6,888
Net income                               $ 21,035   $ 16,526   $  9,606   $  8,603   $  4,602
                                          =======    =======    ========   =======    =======
----------------------------------------------------------------------------------------------
INCOME PER SHARE OF COMMON STOCK <F6>
Net income
     Basic                               $   1.12   $   0.88   $   0.51   $   0.46   $   0.25
     Diluted                             $   1.10   $   0.88   $   0.51   $   0.45   $   0.24
Weighted average number of common shares
 and potential common shares outstanding
     Basic                                 18,849     18,756     18,759     18,916     18,872
     Diluted                               19,094     18,815     18,825     19,042     18,960
----------------------------------------------------------------------------------------------
OTHER DATA
Depreciation and amortization            $  8,379   $  9,628   $ 10,797   $ 10,320   $ 10,085
Interest expense, net                    $  1,013   $  1,584   $  2,638   $  3,934   $  7,243
Capital expenditures <F7>                $  6,113   $  9,710   $  8,406   $  6,534   $  4,488
----------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                             $117,670   $118,339   $115,877   $117,480   $121,064
Current maturities of long-term debt     $     -    $     -    $  6,060   $  8,279   $  8,106
Long-term debt, less current maturities  $  8,100   $ 32,400   $ 41,125   $ 52,000   $ 64,237
Stockholders' equity <F8>                $ 87,559   $ 65,763   $ 48,723   $ 40,301   $ 31,430

<F1> 2005 includes a $42 thousand gain on disposal of fixed assets.
<F2> 2004 includes a $173 thousand loss on disposal of fixed assets.
<F3> 2003 includes a $133 thousand gain on disposal of fixed assets.
<F4> 2002 includes a $35 thousand gain on disposal of fixed assets.
<F5> 2001 includes a $25 thousand gain on disposal of fixed assets.
<F6> Per share data and shares outstanding prior to 2005 are adjusted to reflect a 2-for-1 stock split effective March 31, 2005.
<F7> Includes amounts financed with debt or capitalized lease obligations.
<F8> We paid no dividends during the five year period ended December 31, 2005.

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

     Our sole operating asset, the Atlantis, is a hotel/casino resort located in Reno, Nevada. Our business strategy is to maximize the Atlantis' revenues, operating income and cash flow primarily through our casino, our food and beverage operations and our hotel operations. We derive our revenues by appealing to middle to upper-middle income Reno residents and emphasizing slot machine play in our casino. We capitalize on the Atlantis' location for Locals, tour and travel visitors and conventioneers by offering exceptional service, value and an appealing theme to our guests. Our hands-on management style focuses on customer service and cost efficiencies.

     Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.

OPERATING RESULTS SUMMARY

     During 2005, we exceeded all previously reported Company annual casino revenues, net revenues, net income and earnings per share.


                                                                           Percentage
                                                                      Increase / (Decrease)
                                                                      ---------------------
                                           2005     2004     2003     05 vs 04     04 vs 03
                                          ------   ------   ------   ----------   ----------
(In millions, except earnings per share)

Casino revenues.........................  $ 94.5   $ 84.1   $ 75.0      12.3%       12.2%
Food and beverage revenues..............    38.6     37.3     34.5       3.3%        8.2%
Hotel revenues..........................    23.9     24.3     21.2      (1.7)%      14.5%
Other revenues..........................     4.7      3.9      4.0      20.5%       (2.8)%

Net revenues............................   139.8    129.5    116.0       8.0%       11.6%
Income from operations..................    33.1     26.3     17.2      25.9%       52.7%

Net income..............................    21.0     16.5      9.6      27.3%       72.0%

Earnings per share - diluted............    1.10     0.88     0.51      25.0%       72.5%

Operating margin........................    23.7%    20.3%    14.8%      3.4 pts     5.5 pts

     Net revenues in 2005 increased 8.0% over 2004 due to increases in our casino, food and beverage and other revenue segments, which increased 12.3%, 3.3% and 20.5%, respectively, over 2004. These increases were partially offset by a 1.7% decrease in hotel revenues in 2005 compared to 2004.

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

     In 2005, our income from operations increased 25.9% over 2004, while our net income and earnings per diluted share increased 27.3% and 25.0%, respectively.

     Some significant items that affected our 2005 results are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the Liquidity and Capital Resources section.

     - Net revenues increased 8.0%, which was the result of a 12.3% increase in casino revenues, a 3.3% gain in food and beverage revenues and a 20.5% jump in other revenues. The increase in net revenues was partially offset by a small decrease in hotel revenues of 1.7%.

     - Improved margins in all our revenue centers, as well as a $1.2 million decrease in depreciation and amortization led to an increase in operating costs and expenses of only 3.4%.

     - The increase in net revenues, together with the smaller increase in operating costs and expenses led to a 25.9% increase in income from operations.

     - Interest and stockholder guarantee fee expenses decreased 36.0% in 2005 compared to 2004 due to continuously decreasing outstanding debt and the elimination of stockholder guarantee fees from the refinancing of our credit facility in February 2004. These decreases were partially offset by slightly higher prevailing interest rates.

CAPITAL SPENDING AND DEVELOPMENT

     We seek to continuously upgrade and maintain the Atlantis in order to present a fresh product to our guests and to maintain high quality standards.

     Capital expenditures at the Atlantis (including non-cash capital expenditures) totaled approximately $6.1 million, $9.7 million and $8.4 million in 2005, 2004, and 2003, respectively. Capital expenditures in 2005 consisted primarily of the replacement of and upgrade to the ventilation and cooling system, acquisition of gaming and computer systems equipment, and continued renovations to the facility. Capital expenditures in 2004 consisted primarily of renovations to our second tower hotel rooms and suites, the installation of a new slot player tracking system, $1.35 million in leased driveway improvements and continued acquisitions of and upgrades to gaming equipment. Capital expenditures in 2003 consisted primarily of the May 2003 opening of the Sushi Bar, the construction and November 2003 opening of the Salon at Atlantis, November 2003 commencement of the second hotel tower room upgrades and renovation, the acquisition of a new player tracking and slot accounting system installed and operational by January 2004, continued slot machine conversion to the ticket-in, ticket-out coinless slot system, and continued acquisition of and upgrades to gaming equipment.

     In 2004, a driveway was constructed that is being shared between the Atlantis and the adjacent Sierra Marketplace Shopping Center that is owned and controlled by affiliates of our controlling stockholders (the "Shopping Center"). A new traffic signal was erected at mid-block on South Virginia Street, serving the new driveway. As part of this project, we are leasing a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. We are also using part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for 3 five-year terms, and at the end of the extension period, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. We use the leased space for pedestrian and vehicle access to the Atlantis, and we have use of a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. This project was completed, the driveway was put into use and we began paying rent on September 30, 2004 (see Part III - ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 23, 2006). The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time (see "Property and Equipment" in Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies").

     Future cash needed to finance ongoing capital expenditures is expected to be made available from operating cash flow, the Credit Facility (see Item 8, "FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Note 5.") and, if necessary, additional borrowings.

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, expansion of Indian casinos in California, Reno-area tourism conditions, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing), outcome of litigation, domestic or global economic conditions including those affected by the events of September 11, 2001, and the ongoing situation in Iraq, and changes in federal or state tax laws or the administration of such laws as well as other factors described in ITEM 1A. RISK FACTORS.

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

Stockholder Guarantee Fees

     All of our bank debt was personally guaranteed by our three largest stockholders since the inception of our original loan agreement on December 29, 1997. Effective January 1, 2001, until February 20, 2004, we compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount. There were no stockholder guarantee fees during the twelve months ended December 31, 2005. For the twelve months ended December 31, 2004, and 2003, we recorded interest expense in the amounts of approximately $136,000, and $1.0 million, respectively, for these guarantee fees. The individuals who guaranteed the Original Credit Facility were not required to do so for the New Credit Facility (as defined below). Therefore, we will no longer incur such guarantee fee expenses.

DISCUSSION OF RESULTS OF OPERATIONS

2005 Compared with 2004

     For the year ended December 31, 2005, we earned net income of $21.0 million, or $1.10 per diluted share, on net revenues of $139.8 million, compared to a net income of $16.5 million, or $0.88 per diluted share, on net revenues of $129.5 million for the year ended December 31, 2004. Our net revenues for 2005 are the highest in our Company's history. Our income from operations totaled $33.1 million for 2005, a 25.9% increase when compared to $26.3 million for 2004. Net income for the year 2005 constitutes a record high for our Company. We believe the Atlantis continued to benefit in 2005 from the rapid growth occurring in the residential and commercial areas south of the Atlantis in Reno, from the increasing popularity of the Atlantis with visitors to the Reno area and from our commitment to ongoing property upgrades and renovations.

     Casino revenues totaled $94.5 million in 2005, up 12.3% from $84.1 million in 2004, driven by increases in slot, poker and Keno win, partially offset by flat revenues in table game win. Revenue from slot and video poker machines ("slot machines") increased approximately 15.2% in 2005 compared to 2004. We believe that increased slot machine play was due to continued effective marketing and continuous upgrade of facilities and equipment in 2005 and 2004. Table game win decreased approximately 0.2% in 2005 compared to 2004 due to a slightly lower win percentage partially offset by an increase in drop. Keno and poker room revenues combined increased approximately 9.6% in 2005 over 2004. Keno write increased approximately 7.7% in 2005 compared to 2004 while poker revenue increased approximately 10.1% compared to 2004 due to continued effective marketing. Casino operating expenses were 33.9% of casino revenues in 2005, an improvement from 36.3% in 2004. The improved casino margin in 2005 over 2004 was due to improved win percentages, reduced payroll and benefit costs, reduced complimentary costs and reduced direct operating costs as a percentage of casino revenue resulting in more efficient operations.

     Food and beverage revenues increased 3.3% to $38.6 million in 2005 from $37.3 million in 2004, primarily due to a 7.1% increase in average revenue per cover, partially offset by a 4.1% decrease in the number of covers served. Food and beverage operating expenses decreased to 48.7% of food and beverage revenues in 2005 compared to 50.5% in 2004, due to increased revenue per cover, a slight decrease in cost of sales and more efficient operations.

     Hotel revenues totaled $23.9 million in 2005, a decrease of 1.7% from $24.3 million in 2004. The decrease reflects a decrease in both the average daily room rate ("ADR") and occupancy rate during the twelve month period of 2005 compared to the same period in 2004. Year 2005 revenues also include a $3.00 per occupied room energy surcharge that was also assessed during 2004. The Atlantis' ADR was $63.24 in 2005, compared to $64.16 in 2004. The average occupancy rate at the Atlantis was 93.0% in 2005 compared to 93.6% in 2004. Hotel operating expenses decreased slightly to 32.2% of hotel revenues in 2005, compared to 32.3% in 2004. The decreases in ADR and occupancy in 2005 were due to fewer conventions at the adjacent Reno-Sparks Convention Center and the fact that Reno did not host a major bowling tournament in 2005. Conventions typically draw higher room rates. This decrease in operating expenses as a percentage of hotel revenues resulted primarily from reduced direct departmental expenses as a percentage of hotel revenue, partially offset by an increase in payroll and benefit costs as a percentage of hotel revenue.

     Promotional allowances increased to $21.9 million, or 13.5% of gross revenues, in 2005 compared to $20.2 million, or also 13.5% of gross revenues, in 2004. The dollar increase is attributable to continued efforts to generate additional revenues and reflects efforts to ensure that promotional costs are directed toward gaming guests.

     Other revenues increased approximately 20.5% in 2005 to $4.7 million from $3.9 million in 2004. The overall increase includes a 1.6% increase in entertainment fun center revenue and a 10.5% increase in gift and sundries retail shops revenue. These increases were partially offset by an approximate $173,000 loss on disposition of assets recorded in 2004 as opposed to a $42,000 gain in 2005. Other expenses were approximately 28.6% of other revenues in 2005, a decrease from 34.5% in 2004.

     Selling, general and administrative ("SG&A") expenses totaled $38.1 million, or 27.2% of net revenues, in 2005 compared to $35.0 million, or 27.0% of net revenues, in 2004. The slight increase in these expenses as a percentage of revenues reflects increased payroll and benefit costs, increased rental expense, increased energy costs and increased marketing and promotional expenditures.

     Depreciation and amortization expense was $8.4 million in 2005, a decrease of 13.0% compared to $9.6 million in 2004. The decrease is due to the fact that previously capitalized assets have become fully depreciated. The Company, in its ordinary course of business and as part of its ongoing capital expenditures, intends to replace old and obsolete equipment with newer, more current equipment.

     Interest expenses for 2005 totaled approximately $1.0 million, down 36.0% from $1.6 million in 2004, due to lower outstanding debt which was partially offset by slightly higher prevailing interest rates. There were no guarantee fees paid to our three principal stockholders in 2005, while we paid approximately $136,000 in 2004. The individuals who guaranteed the Company's Original Credit Facility (defined in "The Credit Facility" below) did not provide such guarantees for the New Credit Facility (also defined in "The Credit Facility" below) and, therefore, the Company will no longer be required to pay such fees in the future. At December 31, 2005, all of our interest-bearing debt was related to a reducing revolving credit facility with floating interest rates tied to a base rate approximately equal to the prime rate or LIBOR (at our option) plus a margin which fluctuates according to our ratio of funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")(See Item 8, "FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Note 5."). An increase in interest rates could have a material effect on our financial results.

2004 Compared with 2003

     For the year ended December 31, 2004, we earned net income of $16.5 million, or $0.88 per diluted share, on net revenues of $129.5 million, compared to a net income of $9.6 million, or $0.51 per diluted share, on net revenues of $116.0 million for the year ended December 31, 2003. Our net revenues for 2004 were the highest in our Company's history until that point. Our income from operations totaled $26.3 million for 2004, a 52.7% increase when compared to $17.2 million for 2003. Net income for the year 2004 constituted a record high for our Company until that point. We believe the Atlantis continued to benefit in 2004 from the rapid growth occurring in the residential and commercial areas south of the Atlantis in Reno, and from the increasing popularity of the Atlantis with visitors to the Reno area.

     Casino revenues totaled $84.1 million in 2004, up 12.2% from $75.0 million in 2003, driven by increases in slot, table game and poker game win. Revenue from slot and video poker machines ("slot machines") increased approximately 14.4% in 2004 compared to 2003. We believe that the increased slot machine play was due to continued effective marketing and continuous upgrade of facilities and equipment in 2004 and 2003. Table game win increased approximately 4.2% in 2004 compared to 2003 due to a slight increase in drop and improved win percentages. Keno and poker room revenues combined increased approximately 7.8% in 2004 over 2003. Keno write increased approximately 7.6% in 2004 compared to 2003 while poker revenue increased approximately 31.4% compared to 2003 due to continued effective marketing. Casino operating expenses were 36.3% of casino revenues in 2004, an improvement from 39.1% in 2003. The improved casino margin in 2004 over 2003 was due to improved win percentages, reduced payroll and benefit costs and more efficient operations.

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

     Hotel revenues totaled $24.3 million in 2004, an increase of 14.5% from $21.2 million in 2003. The increase reflects an increase in both the ADR and the occupancy rate during the twelve month period of 2004 compared to the same period in 2003. Year 2004 revenues also include a $3.00 per occupied room energy surcharge that was also assessed during 2003. The Atlantis' ADR was $64.16 in 2004, compared to $57.82 in 2003. The average occupancy rate at the Atlantis was 93.6% in 2004 compared to 92.3% in 2003. Hotel operating expenses decreased slightly to 32.3% of hotel revenues in 2004, compared to 32.9% in 2003. This decrease in operating expenses as a percentage of hotel revenues resulted primarily from the increased ADR.

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


LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our daily hotel and casino activities with net cash provided by operating activities. For the years 2005, 2004, and 2003, net cash provided by operating activities totaled $31.0 million, $25.7 million, and $22.4 million, respectively. During each of the three years, net cash provided by operating activities was sufficient to fund our day-to-day operating expenses.

     Net cash used in investing activities, which consisted of acquisitions of property and equipment, totaled $6.1 million, $9.1 million, and $7.8 million in 2005, 2004, and 2003, respectively. Total capital expenditures, including amounts financed, were $6.1 million, $9.7 million, and $8.4 million in 2005, 2004, and 2003, respectively.

     Net cash used in financing activities, principally related to our ongoing paydown on our outstanding debt, totaled $23.9 million in 2005, $14.5 million in 2004 and $14.8 million in 2003.

COMMITMENTS AND CONTINGENCIES

     Our contractual cash obligations as of December 31, 2005 and the next five years and thereafter are as follows:

                                                  Payments Due by Period
                              ---------------------------------------------------------------
Contractual Cash                            Less than       1 to 3      4 to 5     more than
Obligations                      Total        1 year        years       years      5 years
                              ---------------------------------------------------------------
Long-Term Debt                $ 8,100,000  $        -   $        -   $ 8,100,000   $       -
Operating Leases(1)             5,088,000      370,000      740,000      740,000    3,238,000
Purchase Obligations(2)         1,199,000    1,199,000           -            -            -
                              -----------  -----------  -----------  -----------   ----------
Total Contractual Cash
Obligations                   $14,387,000  $ 1,569,000  $   740,000  $ 8,840,000   $3,238,000
                              ===========  ===========  ===========  ===========   ==========
(1) Operating leases include $370,000 per year in lease and common expense payments to the shopping center adjacent to the Atlantis (see Capital Spending and Development).

(2) Our open purchase order commitments total approximately $1.2 million.  Of the total purchase order commitments, approximately $1.0 million are cancelable by the Company upon providing a 30-
day notice.

     On March 10, 2003, we announced a plan to repurchase up to 500,000 shares (adjusted for 2 for 1 stock split effective March 31, 2005), or 2.6%, of our common stock in open market transactions. The repurchases may be made from time to time depending on market conditions and availability of funds. The repurchases are to be made with our cash (see our Current Report filed on Form 8-K dated March 10, 2003). We did not purchase any shares of our common stock pursuant to this stock repurchase program during 2005 or 2004. During 2003, we purchased 360,000 shares (adjusted for the 2 for 1 stock split mentioned above) of our common stock pursuant to this stock repurchase program. The New Credit Facility (as defined below) requires achievement of certain financial ratios before we can repurchase our common stock.

     We believe that our existing cash balances, cash flow from operations, equipment financing, and borrowings available under the New Credit Facility, which were $24.0 million at December 31, 2005, will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure requirements; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

THE CREDIT FACILITY Until February 20, 2004, we had a reducing revolving term loan credit facility with a consortium of banks that was to expire on June 30, 2004, and in the original amount of $80 million but that had been reduced to $46 million at payoff (the "Original Credit Facility").

     On February 20, 2004, the Original Credit Facility was refinanced (the "New Credit Facility") for $50 million, which included the $46 million payoff of the unpaid balance of the Original Credit Facility. The amount of the New Credit Facility, which is also a reducing revolving facility, may be increased by up to $30 million on a one-time basis and if requested by us before the second anniversary of the closing date, as defined. We did not make this request, and, therefore, the $30 million increase is currently not available to us. At our option, borrowings under the New Credit Facility will accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by us will include a margin added to either the Base Rate or to LIBOR that is tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin can vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and 2.50 percent above LIBOR (under the Original Credit Facility, this margin varied between 0.00 percent and 2.00 percent above the Base Rate, and between 1.50 percent and 3.50 percent above LIBOR). At December 31, 2005, the applicable margin was the Base Rate plus 0.25%, and the applicable LIBOR margin was LIBOR plus 1.50%. At December 31, 2005, the Base Rate was 7.25% and the LIBOR rate was 4.39%. At December 31, 2005, the Company had $1.0 million in Base Rate loans outstanding and had two LIBOR loans outstanding totaling $7.1 million, for a total obligation of $8.1 million.

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

     The maturity date of the New Credit Facility is February 23, 2009. Beginning June 30, 2004, the maximum principal available under the Credit Facility will be reduced over five years by an aggregate of $30.875 million in equal increments of $1.625 million per quarter with the remaining balance due at the maturity date. We may prepay borrowings under the New Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid under the New Credit Facility may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available. At December 31, 2005, our available borrowings were $24.0 million with an outstanding balance of $8.1 million. We may also permanently reduce the maximum principal available under the New Credit Facility at any time so long as the amount of such reduction is at least $500,000 and a multiple of $50,000. We also benefited from a reduced loan amortization schedule, from $3 million per quarter under the Original Credit Facility to $1.625 million per quarter under the New Credit Facility.

     As of December 31, 2005, our Leverage Ratio had been equal to or less than one-to-one for the second consecutive quarter. Per the New Credit Facility, if we achieve a Leverage Ratio equal to or less than one-to-one for two consecutive quarters, our scheduled reduction of the next consecutive fiscal quarter is waived. Management has assumed that we will maintain a leverage ratio equal to or less than one-to-one for the remaining term of the New Credit Facility and, therefore, no principal reductions will be due until the New Credit Facility matures in 2009.

     We paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the term of the New Credit Facility using the straight-line method.

     Annual maturities of long-term debt, after giving effect to management's assumptions regarding our Leverage Ratio going forward, as of December 31, 2005, are as follows:


     Year ending December 31,
         2006 .........................            -
         2007 .........................            -
         2008 .........................            -
         2009 .........................  $  8,100,000
                                         ------------
                                         $  8,100,000
                                         ============

     STOCKHOLDER GUARANTEE FEES. From December 29, 1997 until February 20, 2004, all of our bank debt was personally guaranteed by our three largest stockholders. Effective January 1, 2001 and until February 20, 2004, we compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt. We did not pay any stockholder guarantee fees for the twelve months ended December 31, 2005. For the twelve months ended December 31, 2004, and 2003, we recorded interest expense in the amounts of approximately $136,000 and $1.0 million, respectively, for these guarantee fees. The individuals who guaranteed our bank debt were not required to guarantee the New Credit Facility, and, as a result, we will no longer incur these expenses.

     SHORT-TERM DEBT. At December 31, 2005, we had no slot purchase contracts or other short-term debt outstanding.

STATEMENT ON FORWARD LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking, such as statements relating to projections of future results of operations or financial condition, expectations for our casino, and expectations of the continued availability of capital resources. Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of our operations may vary materially from any forward-looking statement made by us or on our behalf. Forward-looking statements should not be regarded as representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein are subject to include, but are not limited to, those set forth above in the heading "ITEM 1A. Risk Factors."


RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), "Share-Based Payment" ("SFAS No.123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on fair value models of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS No.123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company will begin to apply SFAS No.123R using an appropriate fair value model as of the interim reporting period beginning January 1, 2006. We are currently evaluating the provisions of SFAS No. 123R to determine its impact on our future financial statements.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of December 31, 2005 that are subject to market risks.

     We have substantial variable interest rate debt in the amount of approximately $8.1 million as of December 31, 2005, and $32.4 million as of December 31, 2004, which is subject to market risks.

     A one percent increase in interest rates would have resulted in an increase in interest expense of approximately $186,000 in 2005 and $397,000 in 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Monarch Casino & Resort, Inc.:

     We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. and Subsidiary (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.


                                                         /s/ Ernst & Young LLP



Las Vegas, Nevada
March 3, 2006

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Monarch Casino & Resort, Inc.:


     We have audited management's assessment, included in the accompanying Management's Report in Internal Control Over Financial Reporting, that Monarch Casino & Resort, Inc. and Subsidiary (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of the Company and our report dated March 3, 2006 expressed an unqualified opinion thereon.




                                                         /s/ Ernst & Young LLP

Las Vegas, Nevada
March 3, 2006

                 MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME

                                                  Years ended December 31,
                                         -------------------------------------------
                                             2005           2004            2003
                                         ------------   ------------    ------------
Revenues
  Casino................................ $ 94,501,028   $ 84,131,876   $ 74,955,744
  Food and beverage.....................   38,564,365     37,333,977     34,498,613
  Hotel.................................   23,909,915     24,318,082     21,236,808
  Other.................................    4,690,362      3,892,669      4,005,426
                                         ------------   ------------    ------------
     Gross revenues.....................  161,665,670    149,676,604    134,696,591
  Less promotional allowances...........  (21,880,793)   (20,219,714)   (18,746,078)
                                         ------------   ------------    ------------
     Net revenues.......................  139,784,877    129,456,890    115,950,513
                                         ------------   ------------    ------------
Operating expenses
  Casino................................   31,990,758     30,513,391     29,321,060
  Food and beverage.....................   18,795,268     18,859,211     17,701,143
  Hotel.................................    7,696,576      7,858,616      6,991,581
  Other.................................    1,340,556      1,344,163      1,270,624
  Selling, general and administrative...   38,073,313     34,979,998     32,659,258
  Gaming development expense............      439,984             -              -
  Depreciation and amortization.........    8,379,033      9,627,870     10,797,494
                                         ------------   ------------    ------------
     Total operating expenses...........  106,715,488    103,183,249     98,741,160
                                         ------------   ------------    ------------
     Income from operations.............   33,069,389     26,273,641     17,209,353
                                         ------------   ------------    ------------
Other expense
  Interest expense......................   (1,013,377)    (1,448,125)    (1,607,840)
  Stockholder guarantee fee expense.....           -        (136,164)    (1,030,010)
                                         ------------   ------------    ------------
     Total other expense................   (1,013,377)    (1,584,289)    (2,637,850)
                                         ------------   ------------    ------------
     Income before income taxes.........   32,056,012     24,689,352     14,571,503
Provision for income taxes..............   11,020,552      8,162,912      4,965,580
                                         ------------   ------------    ------------
     Net income ........................ $ 21,035,460   $ 16,526,440    $ 9,605,923
                                         ============   ============    ============

EARNINGS PER SHARE OF COMMON STOCK
Net income
     Basic..............................    $    1.12      $    0.88      $    0.51
     Diluted............................    $    1.10      $    0.88      $    0.51
  Weighted average number of
   common shares and potential
   common shares outstanding
     Basic..............................   18,848,532     18,756,450     18,758,892
     Diluted............................   19,093,777     18,814,686     18,824,918

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                               ----------------------------
                                                   2005            2004
                                               ------------    ------------
ASSETS
Current assets
  Cash........................................ $ 12,886,494    $ 11,814,778
  Receivables, net............................    3,559,602       2,959,894
  Federal income tax refund receivable........      286,760         493,797
  Inventories.................................    1,456,453       1,452,696
  Prepaid expenses............................    2,401,619       2,346,242
  Deferred income taxes.......................    1,326,224       1,115,719
                                               ------------    ------------
     Total current assets.....................   21,917,152      20,183,126
                                               ------------    ------------
Property and equipment
  Land........................................   10,339,530      10,339,530
  Land improvements...........................    3,166,107       3,226,913
  Buildings...................................   78,955,538      78,955,538
  Building improvements.......................   10,398,814       7,524,680
  Furniture and equipment.....................   67,393,755      65,146,594
  Leasehold improvement.......................    1,346,965       1,346,965
                                               ------------    ------------
                                                171,600,709     166,540,220
  Less accumulated
   depreciation and amortization..............  (76,117,346)    (68,791,045)
                                               ------------    ------------
     Net property and equipment...............   95,483,363      97,749,175

Other assets, net.............................      269,524         406,620
                                               ------------    ------------
                                               $117,670,039    $118,338,921
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                               ----------------------------
                                                   2005            2004
                                               ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt........ $         -     $         -
  Accounts payable............................    7,335,630       5,747,775
  Accrued expenses............................    8,722,221       7,918,299
                                               ------------    ------------
     Total current liabilities................   16,057,851      13,666,074

Long-term debt, less current maturities.......    8,100,000      32,400,000
Deferred income taxes.........................    5,953,193       6,509,505

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.............           -               -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 19,072,550 issued;
   18,879,310 outstanding at 12/31/05;
   18,812,448 outstanding at 12/31/04.........      190,726         190,726
  Additional paid-in capital..................   17,882,827      17,367,909
  Treasury stock, 193,240 shares at 12/31/05
  260,102 shares at 12/31/04, at cost.........     (708,877)       (954,152)
  Retained earnings...........................   70,194,319      49,158,859
                                               ------------    ------------
     Total stockholders' equity...............   87,558,995      65,763,342
                                               ------------    ------------
                                               $117,670,039    $118,338,921
                                               ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               Common Stock
                           --------------------  Additional
                             Shares               Paid-in     Retained    Treasury
                           Outstanding  Amount    Capital     Earnings      Stock       Total
                           ----------- -------- ------------ ----------- ----------- ------------
Balance, January 1, 2003    18,949,660 $190,726 $ 17,286,154 $23,026,496 $  (202,692) $40,300,684
  Exercise of stock options     90,996       -        51,118          -      192,478      243,596
  Stock repurchase            (360,000)      -            -           -   (1,427,400)  (1,427,400)
  Net income                        -        -            -    9,605,923          -     9,605,923
                           ----------- -------- ------------ ----------- ----------- ------------
Balance, December 31, 2003  18,680,656  190,726   17,337,272  32,632,419  (1,437,614)  48,722,803
  Exercise of stock options    131,792       -        30,637          -      483,462      514,099
  Net income                        -        -            -   16,526,440          -    16,526,440
                           ----------- -------- ------------ ----------- ----------- ------------
Balance, December 31, 2004  18,812,448  190,726   17,367,909  49,158,859    (954,152)  65,763,342
  Exercise of stock options     66,862       -       514,918          -      245,275      760,193
  Net income                        -        -            -   21,035,460          -    21,035,460
                           ----------- -------- ------------ ----------- ----------- ------------
Balance, December 31, 2005  18,879,310 $190,726 $ 17,882,827 $70,194,319 $  (708,877) $87,558,995
                           =========== ======== ============ =========== =========== ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years ended December 31,
                                                ------------------------------------------
                                                    2005           2004           2003
                                                ------------   ------------   ------------
Cash flows from operating activities:
  Net income .................................. $ 21,035,460   $ 16,526,440   $  9,605,923
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization..............    8,379,033      9,627,870     10,797,494
    Amortization of deferred loan costs........      137,096        173,708        179,427
    Provision for bad debts....................      550,512        394,065        742,407
    Loss (gain) on disposal of assets..........      (41,636)       172,893       (133,301)
    Deferred income taxes......................     (766,817)     1,081,656        277,842
  Changes in assets and liabilities
    Receivables, net...........................     (943,183)      (272,331)    (1,416,785)
    Inventories................................       (3,756)      (206,728)      (252,708)
    Prepaid expenses...........................      (55,377)      (111,469)      (273,009)
    Other assets...............................           -        (452,065)        10,684
    Accounts payable...........................    1,587,855     (2,660,112)     2,180,763
    Accrued expenses...........................    1,134,254      1,459,395        682,322
                                                ------------   ------------   ------------
     Net cash provided by
      operating activities.....................   31,013,441     25,733,322     22,401,059
                                                ------------   ------------   ------------
Cash flows from investing activities:
  Proceeds from sale of assets.................       41,636         38,954        154,869
  Acquisition of property and equipment........   (6,113,220)    (9,149,964)    (7,996,678)
                                                ------------   ------------   ------------
     Net cash used in investing activities.....   (6,071,584)    (9,111,010)    (7,841,809)
                                                ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options......      429,859        265,747        122,092
  Proceeds from long-term borrowings...........    3,000,000     49,460,304      1,000,000
  Principal payments on long-term debt.........  (27,300,000)   (64,244,895)   (14,504,116)
  Purchase of Monarch common stock.............           -              -      (1,427,400)
                                                ------------   ------------   ------------
     Net cash used in financing activities.....  (23,870,141)   (14,518,844)   (14,809,424)
                                                ------------   ------------   ------------

     Net increase (decrease) in cash...........    1,071,716      2,103,468       (250,174)

Cash at beginning of year......................   11,814,778      9,711,310      9,961,484
                                                ------------   ------------   ------------
Cash at end of year............................ $ 12,886,494   $ 11,814,778   $  9,711,310
                                                ============   ============   ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest....................... $    973,314   $  1,420,230   $  2,421,094
  Cash paid for income taxes................... $ 11,250,000   $  6,570,000   $  5,146,612

Supplemental schedule of non-cash
 investing and financing activities:
  The Company financed the purchase of property
   and equipment in the following amounts...... $         -    $    560,304   $    409,612

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

     On March 16, 2005, the Company declared a 2 for 1 stock split effective March 31, 2005. As a result of the split, 9,536,275 additional shares were issued. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying the par value of the additional shares arising from the split from additional paid-in capital to common stock. All references in the financial statements and notes thereto to the number of shares and per share amounts reflect the stock split.

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

Capitalized Interest

     The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money. Interest capitalization is ceased when the project is substantially complete. The Company did not record capitalized interest during the years ended December 31, 2005, 2004, and 2003.

Stockholder Guarantee Fees

     All of the Company's bank debt was personally guaranteed by the Company's three largest stockholders since the inception of our original loan agreement on December 29, 1997. Effective January 1, 2001, until February 20, 2004, the Company compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount. For the years ended December 31, 2004 and 2003, the Company recorded interest expense in the amounts of approximately $136,000 and $1.0 million, respectively, for these guarantee fees. The individuals who guaranteed our Original Credit Facility were not required to do so for the New Credit Facility (as defined in NOTE 5. - LONG-TERM DEBT). Therefore, the Company no longer incurs such guarantee fee expenses.

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

     The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:

                                       Years ended December 31,
                               ---------------------------------------
                                   2005          2004          2003
                               -----------   -----------   -----------
     Food and beverage.......  $11,363,365   $10,393,036   $ 9,744,346
     Hotel...................    1,820,435     1,692,539     1,766,016
     Other...................      436,430       402,496       269,246
                               -----------   -----------   -----------
                               $13,620,230   $12,488,071   $11,779,608
                               ===========   ===========   ===========

Advertising Costs

     All advertising costs are expensed as incurred. Advertising expense, which is included in selling, general & administrative expense, was $3,321,653, $3,455,130, and $3,249,065 for 2005, 2004, and 2003, respectively.

Income Taxes

     Income taxes are recorded in accordance with the liability method specified by SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability approach for financial accounting and reporting for income taxes, the following basic principles are applied in accounting for income taxes at the date of the financial statements: (a) a current liability or asset is recognized for the estimated taxes payable or refundable on taxes for the current year; (b) a deferred income tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on the provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred income taxes is reduced, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.

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

                                                Years ended December 31,
                                       ----------------------------------------
                                          2005           2004           2003
                                       -----------    -----------   -----------
Net income, as reported                $21,035,460    $16,526,440   $ 9,605,923
Stock based employee compensation
  expensed determined under the fair
  value based method for all awards,
  net of related tax effects            (1,113,398)       (45,264)      (39,923)
                                       -----------    -----------   -----------
Pro forma net income                   $19,922,062    $16,481,176   $ 9,566,000
                                       ===========    ===========   ===========
Basic earnings per share
  As reported                          $      1.12    $      0.88   $      0.51
  Pro forma                            $      1.06    $      0.88   $      0.51

Diluted earnings per share
  As reported                          $      1.10    $      0.88   $      0.51
  Pro forma                            $      1.04    $      0.88   $      0.51

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

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

                                               Years ended December 31,
                                ------------------------------------------------------
                                      2005               2004               2003
                                ----------------   ----------------   ----------------
                                       Per Share          Per Share          Per Share
                                Shares   Amount    Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------   ------ ---------
Net income
     Basic..................... 18,849   $ 1.12    18,756   $ 0.88    18,759   $ 0.51
     Effect of dilutive
       stock options...........    245    (0.02)       59       -         66       -
                                ------  --------   ------   -------   ------   -------
     Diluted................... 19,094   $ 1.10    18,815   $ 0.88    18,825   $ 0.51
                                ======  ========   ======   =======   ======   =======

     The following options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and their inclusion would be antidilutive:

                                            2005           2004             2003
                                       -------------   -------------   -------------
     Options to purchase shares of
       common stock (in thousands)....       35             812              38
     Exercise prices.................. $19.98-$21.46   $11.69-$17.20    $5.45-$7.19
     Expiration dates (mo./yr.).......   4/15-11/15     10/14-11/14     06/07-11/13

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


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2004, the FASB issued SFAS No. 123R (Revised 2004), "Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on fair value models of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company will begin to apply SFAS No.123R using an appropriate fair value model as of the interim reporting period beginning January 1, 2006. We are currently evaluating the provisions of SFAS No. 123R to determine its impact on our future financial statements.

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

NOTE 2.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                          December 31,
                                   -------------------------
                                       2005          2004
                                   -----------   -----------
     Casino....................... $ 3,390,539   $ 2,692,183
     Hotel........................     749,578       690,278
     Other........................     501,232       378,116
                                   -----------   -----------
                                     4,641,349     3,760,577
     Less allowance for
       doubtful accounts..........  (1,081,747)     (800,683)
                                   -----------   -----------
                                   $ 3,559,602   $ 2,959,894
                                   ===========   ===========

     The Company recorded bad debt expense of $550,512, $394,065 and $742,407 in 2005, 2004, and 2003, respectively.


NOTE 3.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                               December 31,
                                        -------------------------
                                            2005          2004
                                        -----------   -----------
     Accrued salaries, wages
       and related benefits............ $ 4,365,618   $ 4,301,646
     Progressive slot machine
       and other gaming accruals.......   2,286,389     1,622,669
     Accrued gaming taxes..............     527,996       431,920
     Accrued interest..................      32,749       129,782
     Other accrued liabilities.........   1,509,469     1,432,282
                                        -----------   -----------
                                        $ 8,722,221   $ 7,918,299
                                        ===========   ===========


NOTE 4.  LEASE COMMITMENTS

     The Company leases certain furniture and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The leases on most of the properties contain renewal provisions.

     In 2004, a driveway was constructed that is being shared between the Atlantis and the adjacent Sierra Marketplace Shopping Center that is owned and controlled by affiliates of the Company's controlling stockholders (the "Shopping Center"). A new traffic signal was erected at mid-block on South Virginia Street, serving the new driveway. As part of this project, the Company is leasing a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company is also using part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension period, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The Company uses the leased space for pedestrian and vehicle access to the Atlantis, and the Company has use of a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The project was completed, the driveway was put into use and we began paying rent on September 30, 2004. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time.

     The Company accounts for its rental expense using the straight- line method over the original lease term. Rental increases based on the change in the CPI are contingent and accounted for prospectively.

     Following is a summary of future minimum payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2005:

                                                Operating
                                                 Leases
                                              -------------
     Year ending December 31,
         2006 ..............................   $  370,000
         2007 ..............................      370,000
         2008 ..............................      370,000
         2009 ..............................      370,000
         2010 ..............................      370,000
         Thereafter ........................    3,238,000
                                              -------------
     Total minimum lease payments ..........   $5,088,000
                                              =============

     Rental expense for operating leases amounted to $79,383, $175,596, and $185,304, in 2005, 2004, and 2003, respectively, as reported in selling, general and administrative expenses in the statements of income.

NOTE 5.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                           December 31,
                                                                   ----------------------------
                                                                        2005           2004
                                                                   -------------  -------------
Amounts outstanding under bank reducing revolving
 credit facility (the "New Credit Facility"),
 collateralized by substantially all property and
 equipment of Golden Road and guaranteed by Monarch, with
 floating interest rates tied to a base rate approximately
 equal to the prime rate or LIBOR (at the Company's option)
 plus a margin which fluctuates according to the Company's
 ratio of funded debt to Earnings Before Interest, Taxes,
 Depreciation and Amortization ("EBITDA"). The weighted average interest rate was approximately 6.09% at December 31, 2005
 (see "The Credit Facility" below)................................ $  8,100,000   $ 32,400,000
                                                                    ------------   ------------
                                                                       8,100,000     32,400,000
   Less current maturities.........................................           -              -
                                                                    ------------   ------------
                                                                    $  8,100,000   $ 32,400,000
                                                                    ============   ============


     THE CREDIT FACILITY.

     On February 20, 2004, the Original Credit Facility was refinanced (the "New Credit Facility") for $50 million, which includes a $46 million payoff for the unpaid balance of the Original Credit Facility. The amount of the New Credit Facility may be increased by up to $30 million on a one-time basis and if requested by the Company before the second anniversary of the closing date, as defined. We did not make this request, and, therefore, the $30 million increase is currently not available to us. At the Company's option, borrowings under the New Credit Facility will accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by the Company will include a margin added to either the Base Rate or to LIBOR that is tied to the Company's ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on the Company's Leverage Ratio, this margin can vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and 2.50 percent above LIBOR (under the Original Credit Facility, this margin varied between 0.00 percent and 2.00 percent above the Base Rate, and between 1.50 percent and 3.50 percent above LIBOR). At December 31, 2005, the applicable margin was the Base Rate plus 0.25%, and the applicable LIBOR margin was LIBOR plus 1.50%. At December 31, 2005, the Base Rate was 7.25% and the LIBOR rate was 4.39%. At December 31, 2005, the Company had $1.0 million in Base Rate loans outstanding and had two LIBOR loans outstanding totaling $7.1 million, for a total obligation of $8.1 million.

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

     As of December 31, 2005, our Leverage Ratio had been equal to or less than one-to-one for the second consecutive quarter. Per the New Credit Facility, if we achieve a Leverage Ratio equal to or less than one-to-one for two consecutive quarters, our scheduled reduction of the next consecutive fiscal quarter is waived.

     The Company paid various fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the term of the New Credit Facility using the straight-line method.

     Annual maturities of long-term debt, after giving effect to management's assumptions regarding our Leverage Ratio going forward, as of December 31, 2005, are as follows:


     Year ending December 31,
         2006 .........................  $         -
         2007 .........................            -
         2008 .........................            -
         2009 .........................     8,100,000
                                         ------------
                                         $  8,100,000
                                         ============

NOTE 6.  INCOME TAXES

     Income tax provision from continuing operations consists of the following:

                                                    Years ended December 31,
                                            ---------------------------------------
                                                2005          2004          2003
                                            -----------   -----------   -----------
     Current provision..................... $11,834,750   $ 7,081,256   $ 4,687,667
     Deferred provision....................    (814,198)    1,081,656       277,913
                                            -----------   -----------   -----------
                                            $11,020,552   $ 8,162,912   $ 4,965,580
                                            ===========   ===========   ===========

     The difference between the Company's provision for federal income taxes as presented in the accompanying Consolidated Statements of Income, and the provision for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings.

                                                    Years ended December 31,
                                            ---------------------------------------
                                                2005          2004          2003
                                            -----------   -----------   -----------
     Income tax at the statutory rate......     35.0%         35.0%         35.0%
     Non-deductible expenses and other.....       -           (1.1)%         0.2%
     Tax credits...........................     (0.6)%        (0.8)%        (1.1)%
                                            -----------   -----------   -----------
                                                34.4%         33.1%         34.1%
                                            ===========   ===========   ===========

     The components of the deferred income tax assets and liabilities at December 31, 2005 and 2004, as presented in the Consolidated Balance Sheets, are as follows:

                                                 2005           2004
                                             -----------    -----------
     DEFERRED TAX ASSETS
       Compensation and benefits............ $   412,354    $   432,757
       Bad debt reserves....................     378,611        280,239
       Accrued gaming liabilities...........     341,435        227,058
       Accrued interest.....................      11,462             -
       Accrued other........................     182,362        175,665
                                             -----------    -----------
         Deferred income tax asset           $ 1,326,224    $ 1,115,719
                                             ===========    ===========

     DEFERRED TAX LIABILITIES
       Impairment of assets................. $   (72,260)   $   (72,260)
       Depreciation.........................  (5,390,693)    (5,924,465)
       Land basis...........................    (285,706)      (285,706)
       Other................................    (204,534)      (227,074)
                                             -----------    -----------
         Deferred income tax liability       $(5,953,193)   $(6,509,505)
                                             ===========    ===========
     NET DEFERRED INCOME TAX LIABILITY...... $(4,626,969)   $(5,393,786)
                                             ===========    ===========

NOTE 7.  BENEFIT PLANS

     Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code.
Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than statutory limits. The Company contributes twenty five cents for each dollar contributed by a participant, with a maximum contribution of 4% of a participant's compensation. The Company's matching contributions were approximately $46,504, $44,947, and $45,370 in 2005, 2004, and 2003, respectively.

     Stock Option Plans - The Company maintains three stock option plans, consisting of the Directors' Stock Option Plan, the Executive Long-term Incentive Plan, and the Employee Stock Option Plan (the "Plans"), which collectively provide for the granting of options to purchase up to 2,250,000 common shares. The exercise price of stock options granted under the plans is established by the respective plan committees, but the exercise price may not be less than the market price of the Company's common stock on the date the option is granted. Options expire ten years from the grant date. The
Plans were amended by majority stockholder approval at the Company's 2003 Annual Meeting of Stockholders on June 12, 2003. The amendment per majority approval extended the terms of the existing stock compensation plans, increased the amount of option shares authorized for issue under the existing stock compensation plans, extended the life of stock options granted under the existing Directors' Stock Option Plan and permitted the Directors' Plan Committee to extend the term of any existing option grants under the Directors' Stock Option Plan, and revised the description of employees eligible to receive options and the conditions that determine the purchase price of stock options under the existing Executive Long-Term Incentive Stock Option Plan. By their amended terms, the Plans will expire in June, 2013. The Executive Long-term Incentive Plan and the Employee Stock Option Plan were again amended by majority stockholder approval at the Company's 2005 Annual Meeting of Stockholders on May 26, 2005. The amendment per majority approval increased the amount of option shares authorized for issue under the Executive Long-term Incentive Plan and the Employee Stock Option Plan.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, but applies APB No. 25 and related interpretations in accounting for its plans. No stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

     The fair value of the Company's stock options, as presented in Note 1, was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004, and 2003: dividend yield of 0.0% for all periods; expected volatility of 46.7%, 45.5%, and 41.9%, respectively; a weighted average risk free interest rate of 3.95%, 3.82%, and 2.80%, respectively; and expected holding periods ranging from five to nine years.

     Presented below is a summary of the status of the Company's stock options and the related transactions.

                                                       Weighted Average
                                             Shares     Exercise Price
                                           ---------   ----------------
     Outstanding at December 31, 2002....    287,658         $ 2.50
      Granted............................     48,300           4.26
      Exercised..........................    (90,996)         (1.35)
      Forfeited/expired..................    (20,000)         (5.97)
                                           ---------   ----------------
     Outstanding at December 31, 2003....    224,962           3.04
      Granted............................    840,300          11.59
      Exercised..........................   (131,792)         (2.33)
      Forfeited/expired..................    (26,670)         (4.18)
                                           ---------   ----------------
     Outstanding at December 31, 2004....    906,800          11.08
      Granted............................    297,620          18.23
      Exercised..........................    (66,862)         (6.43)
      Forfeited/expired..................    (20,000)        (11.69)
                                           ---------   ----------------
     Outstanding at December 31, 2005....  1,117,558         $13.25
                                           =========   ================

     Weighted average fair value of
      options granted during 2005........     $ 9.53
                                            ========
                             2004........     $11.92
                                            ========
                             2003........     $ 3.62
                                            ========

                                        Stock Options                Stock Options
                                         Outstanding                  Exercisable
                                   -------------------------   -------------------------
                                   Weighted
                                   Average       Weighted                     Weighted
                                   Contractual   Average                      Average
        Range of                   Life (in      Exercise                     Exercise
     Exercise Prices    Shares     years)        Price           Shares       Price
     ----------------  ---------   -----------   -----------   ----------     ----------
     $ 1.44 to $ 6.90     39,102        6.9        $ 5.14          12,432        $ 4.38
     $11.69 to $19.98  1,053,456        9.0        $13.35         221,124        $12.33
     $21.45 to $21.46     25,000        9.8        $21.45              -           N.A.
                       ---------                                ---------
          Total        1,117,558                                  233,556
                       =========                                =========


NOTE 8.  COMMITMENTS AND CONTINGENCIES

     Self Insurance - The Company is self-insured for health care claims for eligible active employees. Benefit plan administrators assist the Company in determining its liability for self-insured claims, and such claims are not discounted. The Company is also self-insured for workers' compensation. Both plans limit the Company's maximum liability under stop-loss agreements with insurance companies. The maximum liability for health care claims under the stop-loss agreement is $85,000 per claim. The maximum liability for workers' compensation under the stop-loss agreement is $500,000 per claim.

     On March 10, 2003, we announced a plan to repurchase up to 500,000 shares (adjusted for the 2 for 1 stock split effective March 31, 2005), or 2.6%, of our common stock in open market transactions. The repurchases may be made from time to time depending on market conditions and availability of funds. The repurchases are to be made with our cash. We did not purchase any shares of our common stock pursuant to this stock repurchase program during 2005 or 2004. During 2003, we purchased 360,000 shares (adjusted for the 2 for 1 stock split mentioned above) of our common stock pursuant to this stock repurchase program.

     The Company is a defendant in various pending legal proceedings. In the opinion of management, all pending claims in such litigation will not, in the aggregate, have a material adverse effect on the Company's financial position, cash flows or results of operations.


NOTE 9.  RELATED PARTY TRANSACTIONS

     The three principal stockholders of the Company, through their affiliates, control the ownership and management of a shopping center directly adjacent to the Atlantis (the "Shopping Center"). The Shopping Center occupies
18.7 acres and consists of approximately 213,000 square feet of retail space. The Company currently rents various spaces totaling approximately 13,000 square feet in the Shopping Center which it uses as office and storage space and paid rent of approximately $85,730 plus common area expenses in 2005. The Company paid rent of approximately $67,200 and $56,000 plus common area expenses in 2004 and 2003, respectively.

     In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The Company paid approximately $300,000 plus common area charges in 2005 and $75,800 plus common area charges in 2004 for its leased driveway space at the Shopping Center.

     The Company is currently leasing sign space from the Shopping Center. The lease took effect in March 2005 for a monthly cost of $1. The lease is currently being renewed for another year with a proposed monthly lease of $1,000 to be effective January 1, 2006. The Company's Board of Directors must approve the proposed lease renewal.

     On September 23, 2003, the Company entered into an option agreement with an affiliate of its controlling stockholders to purchase property in South Reno for development of a new hotel casino. Through the current property owner, the Company filed an application with the City of Reno for both master plan and zoning changes for 13 acres of the property. On January 20, 2005, the City of Reno Planning Commission approved the application for zoning change on the property; the Reno City Council would next have to approve the application. On April 13, 2005, the Reno City Council rejected the application for master plan and zoning change. As a result of the City Council's decision, the Company expensed in 2005 a charge of approximately $289,000 in gaming development costs related to the potential new hotel casino. The option agreement was set to expire on September 15, 2005, and the Company's Board of Directors voted to let the agreement expire on such date without exercising our option to purchase.

     The Company is currently leasing billboard advertising space from affiliates of its controlling stockholders for a total annual cost $31,500 in 2005, $53,000 in 2004 and $54,000 in 2003.

     The Company is currently renting office and storage space from a company affiliated with Monarch's controlling stockholders and pays annual rent of approximately $28,000 in 2005 and $27,900 for these spaces for each of the years 2004 and 2003.


NOTE 10.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            2005
                            ---------------------------------------------------------------------
                             1st Quarter   2nd Quarter   3rd Quarter   4th Quarter      Total
                            ------------- ------------- ------------- ------------- -------------
Net revenues .............  $ 31,562,702  $ 34,982,387  $ 38,347,892  $ 34,891,896  $139,784,877
Operating expenses .......  $ 25,373,622  $ 26,746,318  $ 27,197,049  $ 27,398,499  $106,715,488
Income from operations ...  $  6,189,080  $  8,236,069  $ 11,150,843  $  7,493,397  $ 33,069,389
Net income ...............  $  3,853,706  $  5,194,106  $  7,087,214  $  4,900,434  $ 21,035,460
Income per share of
  common stock
    Basic ................        $ 0.20        $ 0.28        $ 0.38        $ 0.26        $ 1.12
    Diluted ..............        $ 0.20        $ 0.27        $ 0.37        $ 0.26        $ 1.10

                                                            2004
                            ---------------------------------------------------------------------
                             1st Quarter   2nd Quarter   3rd Quarter   4th Quarter      Total
                            ------------- ------------- ------------- ------------- -------------
Net revenues .............  $ 30,485,978  $ 32,714,001  $ 35,060,753  $ 31,196,158  $129,456,890
Operating expenses .......  $ 25,741,608  $ 25,821,311  $ 26,250,312  $ 25,370,018  $103,183,249
Income from operations ...  $  4,744,370  $  6,892,690  $  8,810,441  $  5,826,140  $ 26,273,641
Net income ...............  $  2,758,245  $  4,352,013  $  5,552,438  $  3,863,744  $ 16,526,440
Income per share of
  common stock
    Basic* ...............        $ 0.15        $ 0.23        $ 0.30        $ 0.21        $ 0.88
    Diluted ..............        $ 0.15        $ 0.23        $ 0.30        $ 0.20        $ 0.88
*Difference due to rounding.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     As of the end of the period covered by this Annual Report on Form 10-K, (the "Evaluation Date"), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to our internal control over financial reporting (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

     All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria.

     The Company's independent registered public accounting firm has issued an audit report on our assessment of the Company's internal control over financial reporting. This report appears on page 39.


ITEM 9B. OTHER INFORMATION

     None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 23, 2006.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 23, 2006.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information.


Plan Category            Number of securities   Weighted-average       Number of securities
                         to be issued upon      exercise price of      remaining available
                         exercise of            outstanding options,   for future issuance
                         outstanding options,   warrants and rights    under equity
                         warrants and rights                           compensation plans
                                                                       (excluding securities
                                                                       reflected in column (a))
                         (a)                    (b)                    (c)
---------------------    --------------------   --------------------   ------------------------
Equity compensation
plans approved by
security holders <F1>         1,117,558                 $13.25                  765,682

Equity compensation
plans not approved                  -                      -                       -
by security holders
                         --------------------   --------------------   ------------------------
Total                         1,117,558                 $13.25                  765,682

<F1> Includes the 1993 Directors' Stock Option Plan, 1993 Employee Stock Option Plan and 1993
Executive Long-Term Incentive Plan, as amended.

     Additional information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 23, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 23, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 23, 2006.

                                   PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  1. Financial Statements

             Included in Part II of this report:

             Report of Independent Registered Public Accounting Firm

             Consolidated Statements of Income for the years ended
              December 31, 2005, 2004, and 2003.

             Consolidated Balance Sheets at December 31, 2005, and 2004.

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004, and 2003.

             Consolidated Statements of Cash Flows for the years ended
              December 31, 2005, 2004, and 2003.

             Notes to Consolidated Financial Statements.


          2. Financial Statements Schedules

                       VALUATION AND QUALIFYING ACCOUNTS

                                Balance at   Charged to                             Balance
                                beginning    costs and                              at end
Year ended December 31,         of year      expenses     Deductions<F1> Other      of year
-----------------------         ----------   ----------   ----------     -----     ----------
2003
Allowance for doubtful
  accounts...................      887,965      742,407     (599,754)       -       1,030,618
2004
Allowance for doubtful
  accounts...................    1,030,618      394,065     (624,000)       -         800,683
2005
Allowance for doubtful
  accounts...................      800,683      550,512     (269,448)       -       1,081,747


<F1> The Company reviews receivables monthly and accordingly adjusts the allowance for doubtful accounts monthly. The Company records actual uncollectible write-offs annually. The amount charged to Costs and Expenses reflects the bad debt expense recorded in the consolidated statements of income, while the amount recorded for Deductions reflects the adjustment to actual allowance for doubtful accounts reserve at the end of the period.

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

      4.05 Second Amendment to Monarch Casino & Resort, Inc. 1993 Directors' Stock Option Plan is incorporated herein by reference to the Company's Proxy Statement (SEC File 0-22088) in relation to the Company's 2003 Annual Meeting of Stockholders Exhibit A-1.

      4.06 Second Amendment to Monarch Casino & Resort, Inc. 1993 Employee Stock Option Plan is incorporated herein by reference to the Company's Proxy Statement (SEC File 0-22088) in relation to the Company's 2003 Annual Meeting of Stockholders Exhibit A-2

      4.07 Second Amendment to Monarch Casino & Resort, Inc. 1993 Executive Long-Term Incentive Plan is incorporated herein by reference to the Company's Proxy Statement (SEC File 0-22088) in relation to the Company's 2003 Annual Meeting of Stockholders Exhibit A-3.

      4.08 Third Amendment to Monarch Casino & Resort, Inc. 1993 Employee Stock Option Plan

      4.09 Third Amendment to Monarch Casino & Resort, Inc. 1993 Executive Long Term Incentive Plan

     10.01 Schedule to Master Loan Agreement, dated as of December 16, 1998; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1998, Item 14(c), Exhibit 10.05.

     10.02 Nonstandardized 401(k) Plan Adoption Agreement between Monarch Casino & Resort, Inc. and Smith Barney Shearson dated November 7, 1995 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 10.21.

     10.03 Recordkeeping Service Agreement between Monarch Casino & Resort, Inc. and Travelers Recordkeeping dated June 29, 1995 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 10.22.

     10.04 Trademark Agreement between Golden Road Motor Inn, Inc. and Atlantis Lodge, Inc., dated February 3, 1996 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 10.23.

     10.05 Schedule to Master Loan Agreement, dated as of April 19, 1999; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.16.

     10.06 Schedule to Master Loan Agreement, dated as of May 5, 1999; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden

            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.17.

     10.07 Schedule to Master Loan Agreement, dated as of May 24, 1999; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.18.

     10.08 Schedule to Master Loan Agreement, dated as of June 23, 1999; Master Loan Agreement, dated as of October 3, 1998; and Guaranties, dated as of September 9, 1998, by and among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.19.

     10.09 Agreement dated November 3, 1999 between Golden Road Motor Inn, Inc. and First Security Leasing Company of Nevada is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended September 30, 2000, Item 6(a), Exhibit 10.01.

     10.10 Agreement dated November 3, 1999 between Golden Road Motor Inn, Inc. and First Security Leasing Company of Nevada is incorporated herein by reference to the Company's Form 10-Q report (SEC File 0-22088) for the fiscal quarter ended September 30, 2000, Item 6(a), Exhibit 10.02.

     10.11 Credit Agreement, dated as of February 20, 2004, among Golden Road Motor Inn, Inc. as Borrower, Monarch Casino & Resort, Inc., as Guarantor, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders and Swingline Lender is incorporated herein by reference to the Company's Form 8-K report (SEC File 0-22088) dated March 8, 2004, Exhibit 99.1.

     10.12 Lease Agreement and Option to Purchase dated as of January 29, 2004, between Golden Road Motor Inn, Inc. as Lessee and Biggest Little Investments, L.P. as Lessor is incorporated herein by reference to the Company's Form 10-K (SEC File 0-22088) dated March 11, 2004, Exhibit 10.18.

     10.13 Purchase Option Agreement dated as of September 15, 2003 between South Hills Investment Company as Seller and Monarch Casino and Resort, Inc. as Buyer is incorporated herein by reference to the Company's Form 10-K (SEC File 0-22088) dated March 11, 2004,
            Exhibit 10.19.

     21.01 Amended and Restated List of Subsidiaries of Monarch Casino & Resort, Inc..

     23.1   Consent of Independent Registered Public Accounting Firm

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

                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)

Date: March 14, 2006                   By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature          Title                                   Date
     ------------------ --------------------------------------  --------------
     /S/ JOHN FARAHI    Co-Chairman of the Board of Directors,  March 14, 2006
     ------------------ Chief Executive Officer (Principal
         John Farahi    Executive Officer) and Director

     /S/ BOB FARAHI     Co-Chairman of the Board of Directors,  March 14, 2006
     ------------------ President, and Director
         Bob Farahi

     /S/ BEN FARAHI     Co-Chairman of the Board of Directors,  March 14, 2006
     ------------------ Secretary, Treasurer, Chief Financial
         Ben Farahi     Officer (Principal Financial Officer
                        and Principal Accounting Officer) and
                        Director

     /S/ CRAIG. F.
         SULLIVAN       Director                                March 14, 2006
     ------------------
     Craig F. Sullivan

     /S/ RONALD R.
         ZIDECK         Director                                March 14, 2006
     ------------------
     Ronald R. Zideck

     /S/ CHARLES W.
         SCHARER        Director                                March 14, 2006
     ------------------
     Charles W. Scharer

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

Date: March 14, 2006

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


Date: March 14, 2006

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

      4.05  Second Amendment to Monarch Casino & Resort, Inc. 1993 Directors'
            Stock Option Plan is incorporated herein by reference to the Company's Proxy Statement (SEC File 0-22088) in relation to the
            Company's 2003 Annual Meeting of Stockholders Exhibit A-1.

      4.06  Second Amendment to Monarch Casino & Resort, Inc. 1993 Employee
            Stock Option Plan is incorporated herein by reference to the Company's Proxy Statement (SEC File 0-22088) in relation to the
            Company's 2003 Annual Meeting of Stockholders Exhibit A-2

      4.07  Second Amendment to Monarch Casino & Resort, Inc. 1993 Executive
            Long-Term Incentive Plan is incorporated herein by reference to the Company's Proxy Statement (SEC File 0-22088) in relation to the Company's 2003 Annual Meeting of Stockholders Exhibit A-3.

      4.08  Third Amendment to Monarch Casino & Resort, Inc. 1993 Employee
            Stock Option Plan                                                        75

      4.09  Third Amendment to Monarch Casino & Resort, Inc. 1993 Executive
            Long Term Incentive Plan                                                 76
                                     -72-



     10.01  Schedule to Master Loan Agreement, dated as of December 16, 1998;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1998, Item 14(c), Exhibit
            10.05.

     10.02  Nonstandardized 401(k) Plan Adoption Agreement between Monarch
            Casino & Resort, Inc. and Smith Barney Shearson dated November 7,
            1995 is incorporated herein by reference to the Company's Form
            10-K report (SEC File 0-22088) for the fiscal year ended December
            31, 1995, Item 14(a)(3), Exhibit 10.21.

     10.03  Recordkeeping Service Agreement between Monarch Casino & Resort,
            Inc. and Travelers Recordkeeping dated June 29, 1995 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 10.22.

     10.04  Trademark Agreement between Golden Road Motor Inn, Inc. and
            Atlantis Lodge, Inc., dated February 3, 1996 is incorporated herein by reference to the Company's Form 10-K report (SEC File
            0-22088) for the fiscal year ended December 31, 1995, Item
            14(a)(3), Exhibit 10.23.

     10.05  Schedule to Master Loan Agreement, dated as of April 19, 1999;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.16.

     10.06  Schedule to Master Loan Agreement, dated as of May 5, 1999;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.17.

     10.07  Schedule to Master Loan Agreement, dated as of May 24, 1999;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.18.

     10.08  Schedule to Master Loan Agreement, dated as of June 23, 1999;
            Master Loan Agreement, dated as of October 3, 1998; and
            Guaranties, dated as of September 9, 1998, by and among Golden
            Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc.,
            John Farahi, Bahram Farahi and Behrouz Farahi as guarantors, and
            U.S. Bank Leasing and Financial as Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1999, Item 14(c),
            Exhibit 10.19.



                                    -73-



     10.09  Agreement dated November 3, 1999 between Golden Road Motor Inn,
            Inc. and First Security Leasing Company of Nevada is incorporated herein by reference to the Company's Form 10-Q report (SEC File
            0-22088) for the fiscal quarter ended September 30, 2000, Item
            6(a), Exhibit 10.01.

     10.10  Agreement dated November 3, 1999 between Golden Road Motor Inn,
            Inc. and First Security Leasing Company of Nevada is incorporated herein by reference to the Company's Form 10-Q report (SEC File
            0-22088) for the fiscal quarter ended September 30, 2000, Item
            6(a), Exhibit 10.02.

     10.11  Credit Agreement, dated as of February 20, 2004, among Golden Road
            Motor Inn, Inc. as Borrower, Monarch Casino & Resort, Inc., as
            Guarantor, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders and Swingline
            Lender is incorporated herein by reference to the Company's Form
            8-K report (SEC File 0-22088) dated March 8, 2004, Exhibit 99.1.

      10.12  Lease Agreement and Option to Purchase dated as of January 29,
            2004, between Golden Road Motor Inn, Inc. as Lessee and Biggest
            Little Investments, L.P. as Lessor is incorporated herein by reference to the Company's Form 10-K (SEC File 0-22088) dated
            March 11, 2004, Exhibit 10.18.

     10.13  Purchase Option Agreement dated as of September 15, 2003 between
            South Hills Investment Company as Seller and Monarch Casino and
            Resort, Inc. as Buyer is incorporated herein by reference to the Company's Form 10-K (SEC File 0-22088) dated March 11, 2004,
            Exhibit 10.19.

     21.01  Amended and Restated List of Subsidiaries of Monarch Casino &
            Resort, Inc..                                                            77

     23.1   Consent of Independent Registered Public Accounting Firm                 78

     31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002                                                                     70

     31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002                                                                     71

     32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                79

     32.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                80


EXHIBIT 4.08

THIRD AMENDMENT TO MONARCH CASINO & RESORT, INC. 1993 EMPLOYEE STOCK OPTION PLAN

     This third amendment ("Third Amendment") to the 1993 Employee Stock Option Plan (the "Plan") of Monarch Casino & Resort Inc., a Nevada corporation (the "Company"), was adopted by the board of directors of the Company on March 31, 2005, and was approved by the Company's stockholders at the Company's annual meeting on May 26, 2005.

AMENDMENTS

     Authorized Shares. The total number of shares of the Company's common stock that may be granted as stock options pursuant to the Plan shall be increased from 300,000 shares to 1,000,000 shares through a restatement of Paragraph 4 of the Plan to reflect the following:

4.     Stock Subject to the Plan.

     The stock which is subject to Options granted pursuant to the Plan shall be shares of Common Stock. The aggregate number of shares of Common Stock available for grant under the Plan is 1,000,000, subject to adjustment pursuant to Section 12. Shares of Common Stock issued pursuant to the Plan may be either authorized but unissued shares or shares now or hereafter held in the treasury of the Company. If an Option expires, is surrendered or canceled, or is otherwise terminated prior to its exercise, the shares of Common Stock covered by such an Option immediately prior to such expiration, surrender, cancellation or other termination shall continue to be available for grant under the Plan.

CONFLICT BETWEEN THE THIRD AMENDMENT AND THE PLAN

     If there is a conflict between any of the provisions of this Third Amendment and any of the provisions of the Plan, the provisions of this Third Amendment shall control.

NO OTHER AMENDMENTS OR CHANGES

     Except as expressly amended or modified by this Third Amendment, all of the terms and conditions of the Plan shall remain unchanged and in full force and effect.

GOVERNING LAW

     This Third Amendment shall be governed by and construed in accordance with Nevada law.

EXHIBIT 4.09

  THIRD AMENDMENT TO MONARCH CASINO & RESORT, INC. 1993 EXECUTIVE LONG TERM
                                   INCENTIVE PLAN


     This third amendment ("Third Amendment") to the 1993 Executive Long Term Incentive Plan (the "Plan") of Monarch Casino & Resort Inc., a Nevada corporation (the "Company"), was adopted by the board of directors of the Company on March 31, 2005, and was approved by the Company's stockholders at the Company's annual meeting of stockholders on May 26, 2005.

AMENDMENTS

Authorized Shares. The total number of shares of the Company's common stock that may be granted as stock options pursuant to the Plan shall be increased from 350,000 shares to 1,000,000 shares through a restatement of Paragraph 5 of the Plan to reflect the following:

5.     Stock Subject to the Plan

     The stock from which awards may be granted shall be shares of Common Stock. When Restricted Shares are vested or when options are exercised, Monarch may either issue authorized but unissued Common Stock or Monarch, or the Subsidiary which employs the Participant, may transfer issued Common Stock held in its treasury. Each of the respective Boards of the Corporation will fund the Plan to the extent so required to provide Common Stock for the benefit of Participants employed by Monarch or the Subsidiary, respectively. The total number of shares of Common Stock which may be granted as Restricted Shares or stock options shall not exceed, in the aggregate, 1,000,000 shares in total. Any Restricted Shares awarded and later forfeited are again subject to award under the Plan. If an option expires, or is otherwise terminated prior to its exercise, the shares of Common Stock covered by such an option immediately prior to such expiration or other termination shall continue to be available for grant under the Plan.

CONFLICT BETWEEN THE THIRD AMENDMENT AND THE PLAN

     If there is a conflict between any of the provisions of this Third Amendment and any of the provisions of the Plan, the provisions of this Third Amendment shall control.

NO OTHER AMENDMENTS OR CHANGES

     Except as expressly amended or modified by this Third Amendment, all of the terms and conditions of the Plan shall remain unchanged and in full force and effect.

GOVERNING LAW

     This Third Amendment shall be governed by and construed in accordance with Nevada law.

EXHIBIT 21.01

                           LIST OF SUBSIDIARIES OF
                        MONARCH CASINO & RESORT, INC.


Golden Road Motor Inn, Inc.            Ownership Percent:  100%
dba Atlantis Casino Resort             State of Incorporation:  Nevada


Golden Town, Inc.                      Ownership Percent: 100%
                                       State of Incorporation:  Nevada

EXHIBIT 23.1








        CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in the Registration Statement (Form S-8 Nos. 333-85412, 333-85418 and 333-85420) pertaining to the Employee Savings Plans of Monarch Casino & Resort, Inc. of our reports dated March 3, 2006 with respect to the consolidated financial statements of Monarch Casino & Resort, Inc., Monarch Casino & Resort, Inc. management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Monarch Casino & Resort, Inc., included in the Annual Report (Form 10-K) for the year ended December 31, 2005.



                                                         /s/ Ernst & Young LLP

Las Vegas, Nevada
March 14, 2006

EXHIBIT 32.1

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report on Form 10-K of Monarch Casino & Resort, Inc., (the "Company") for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. To the best of my knowledge, the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. To the best of my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition of the Company as of the dates indicated and results of operations of the Company for the periods indicated.




                                    /S/ JOHN FARAHI
                                    ---------------
                                        John Farahi
                                        Chief Executive Officer

                                        March 14, 2006

EXHIBIT 32.2

                        18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report on Form 10-K of Monarch Casino & Resort, Inc., (the "Company") for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ben Farahi, Chief Financial Officer, Secretary and Treasurer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. To the best of my knowledge, the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. To the best of my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition of the Company as of the dates indicated and results of operations of the Company for the periods indicated.




                                    /S/ BEN FARAHI
                                    --------------
                                        BEN FARAHI
                                        Chief Financial Officer, Secretary and
                                        Treasurer

                                        March 14, 2006