Form 10-K/A
period 2005-12-31
MONARCH CASINO & RESORT INC
filed 2006-04-25
CIK 907242

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-K/A
(Amendment No.1)

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


     As of March 8, 2006, Registrant had 18,886,442 shares of Common Stock outstanding.

EXPLANATORY NOTE
         We are filing this Amendment No. 1 on Form 10-K/A to Monarch Casino & Resort, Inc.'s Annual Report on Form 10-K for the fiscal year ended
December 31, 2005, originally filed on March 16, 2006, for the sole purpose of refiling the certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. These certifications are included in this filing as Exhibits 31.1 and 31.2, respectively. Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, the certifications of the Chief Executive Officer and Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are also included in this filing as Exhibit 32.1 and 32.2, respectively. This Form 10-K/A does not otherwise modify or update any of the disclosures contained in the original filing on Form 10-K to reflect any events that occurred at a later date.



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)

Date: April 25, 2006                   By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature          Title                                   Date
     ------------------ --------------------------------------  --------------
     /S/ JOHN FARAHI    Co-Chairman of the Board of Directors,  April 25, 2006
     ------------------ Chief Executive Officer (Principal
         John Farahi    Executive Officer) and Director

     /S/ BOB FARAHI     Co-Chairman of the Board of Directors,  April 25, 2006
     ------------------ President, and Director
         Bob Farahi

     /S/ BEN FARAHI     Co-Chairman of the Board of Directors,  April 25, 2006
     ------------------ Secretary, Treasurer, Chief Financial
         Ben Farahi     Officer (Principal Financial Officer
                        and Principal Accounting Officer) and
                        Director

     /S/ CRAIG. F.
         SULLIVAN       Director                                April 25, 2006
     ------------------
     Craig F. Sullivan

     /S/ RONALD R.
         ZIDECK         Director                                April 25, 2006
     ------------------
     Ronald R. Zideck

     /S/ CHARLES W.
         SCHARER        Director                                April 25, 2006
     ------------------
     Charles W. Scharer




                                                                  EXHIBIT 31.1

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ben Farahi, Chief Financial Officer of Monarch Casino & Resort, Inc., certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of Monarch Casino & Resort, Inc., a Nevada Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control and reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: April 25, 2006

By: /s/ Ben Farahi
    ---------------
        Ben Farahi
        Chief Financial Officer, Secretary and Treasurer



                                                                  EXHIBIT 31.2

I, John Farahi, Chief Executive Officer of Monarch Casino & Resort, Inc., certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of Monarch Casino & Resort, Inc., a Nevada Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control and reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: April 25, 2006

By: /s/ John Farahi
    ---------------
        John Farahi
        Chief Executive Officer


EXHIBIT 32.1

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report on Form 10-K, as amended, of Monarch Casino & Resort, Inc., (the "Company") for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, John Farahi, Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                        April 25, 2006





























EXHIBIT 32.2

                        18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report on Form 10-K, as amended, of Monarch Casino & Resort, Inc., (the "Company") for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Ben Farahi, Chief Financial Officer, Secretary and Treasurer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                        April 25, 2006