Form 10-Q
period 2006-03-31
MONARCH CASINO & RESORT INC
filed 2006-05-10
CIK 907242

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2006

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

Large Accelerated Filer ___ Accelerated Filer _X_ Non-Accelerated Filer ___

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 8, 2006, there were 18,911,308 shares of Monarch Casino & Resort, Inc. $0.01 par value common stock outstanding.



TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Income for the
         three months ended March 31, 2006 and 2005 (unaudited)..........  3

        Condensed Consolidated Balance Sheets at
         March 31, 2006 (unaudited) and December 31, 2005................  4

        Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2006 and 2005 (unaudited)..........  6

        Notes to Condensed Consolidated Financial Statements (unaudited).  7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................ 15

Item 3. Quantitative and Qualitative Disclosures About Market Risk....... 23

Item 4. Controls and Procedures.......................................... 23


PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................ 24

Item 1A. Risk Factors.................................................... 25

Item 6. Exhibits......................................................... 25


        Signatures....................................................... 26

        Exhibit Index.................................................... 27

        Exhibit 31.1 Certifications pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002 ...................................... 28

        Exhibit 31.2 Certifications pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002 ...................................... 29


        Exhibit 32.1 Certification of John Farahi pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.................... 30

        Exhibit 32.2 Certification of Ben Farahi pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.................... 31

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MONARCH CASINO & RESORT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                               ----------------------------
                                                   2006            2005
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Revenues
  Casino...................................... $ 24,124,047    $ 20,901,908
  Food and beverage...........................    9,744,817       9,026,336
  Hotel.......................................    6,033,935       5,588,152
  Other.......................................    1,090,576       1,048,337
                                               ------------    ------------
     Gross revenues...........................   40,993,375      36,564,733
  Less promotional allowances.................   (5,387,714)     (5,002,031)
                                               ------------    ------------
     Net revenues.............................   35,605,661      31,562,702
                                               ------------    ------------
Operating expenses
  Casino......................................    8,012,162       7,534,847
  Food and beverage...........................    4,790,771       4,437,365
  Hotel.......................................    2,103,723       2,027,873
  Other.......................................      314,454         321,646
  Selling, general, and administrative........   10,841,486       8,809,293
  Gaming development expense..................       43,765         204,398
  Depreciation and amortization...............    2,146,758       2,038,200
                                               ------------    ------------
     Total operating expenses.................   28,253,119      25,373,622
                                               ------------    ------------
     Income from operations...................    7,352,542       6,189,080

Other expense
  Interest expense............................      (59,444)       (305,374)
                                               ------------    ------------

     Income before income taxes...............    7,293,098       5,883,706
Provision for income taxes....................    2,525,000       2,030,000
                                               ------------    ------------
     Net income............................... $  4,768,098    $  3,853,706
                                               ============    ============

  Earnings per share of common stock
   Net income
    Basic..................................... $       0.25    $       0.20
    Diluted................................... $       0.25    $       0.20

  Weighted average number of common
    shares and potential common
    shares outstanding
      Basic...................................   18,885,595      18,816,819
      Diluted.................................   19,252,277      19,043,546



The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,      December 31,
                                                        2006             2005
                                                    -------------    -------------
                                                     (Unaudited)
                      ASSETS

Current assets
  Cash............................................  $  12,010,163    $  12,886,494
  Receivables, net................................      3,091,337        3,559,602
  Federal income tax refund receivable............             -           286,760
  Inventories.....................................      1,458,070        1,456,453
  Prepaid expenses................................      2,537,300        2,401,619
  Deferred income taxes...........................      1,518,152        1,326,224
                                                    -------------    -------------
     Total current assets.........................     20,615,022       21,917,152
                                                    -------------    -------------
Property and equipment
  Land............................................     10,339,530       10,339,530
  Land improvements...............................      3,166,107        3,166,107
  Buildings.......................................     78,955,538       78,955,538
  Building improvements...........................     10,398,814       10,398,814
  Furniture and equipment.........................     68,826,326       67,393,755
  Leasehold improvement...........................      1,346,965        1,346,965
                                                    -------------    -------------
                                                      173,033,280      171,600,709
  Less accumulated depreciation and amortization..    (78,138,462)     (76,117,346)
                                                    -------------    -------------
     Net property and equipment...................     94,894,818       95,483,363
                                                    -------------    -------------
Other assets, net.................................        269,524          269,524
                                                    -------------    -------------
     Total assets.................................  $ 115,779,364    $ 117,670,039
                                                    =============    =============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,      December 31,
                                                        2006             2005
                                                    -------------    -------------
                                                     (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable................................  $   6,761,798    $   7,335,630
  Accrued expenses................................      7,590,609        8,722,221
  Federal income taxes payable....................      2,548,782               -
                                                    -------------    -------------
     Total current liabilities....................     16,901,189       16,057,851

Long-term debt, less current maturities...........             -         8,100,000
Deferred income taxes.............................      5,747,192        5,953,193

Commitments and contingencies.....................

Stockholders' equity
  Preferred stock, $.01 par value, 10,000,000
   shares authorized; none issued.................             -                -
  Common stock, $.01 par value, 30,000,000
   shares authorized; 19,072,550 shares issued;
   18,894,576 outstanding at 03/31/2006,
   18,879,310 outstanding at 12/31/2005...........        190,726          190,726
  Additional paid-in capital......................     18,630,715       17,882,827
  Treasury stock,
   177,974 shares at 03/31/2006, 193,240 shares
   at 12/31/2005, at cost.........................       (652,875)        (708,877)
  Retained earnings...............................     74,962,417       70,194,319
                                                    -------------    -------------
     Total stockholders' equity...................     93,130,983       87,558,995
                                                    -------------    -------------
     Total liabilities and stockholders' equity...  $ 115,779,364    $ 117,670,039
                                                    =============    =============


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                        MONARCH CASINO & RESORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                   2006            2005
                                               ------------    ------------
                                                (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income.................................. $  4,768,098    $  3,853,706
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............    2,146,758       2,038,200
    Amortization of deferred loan costs.......           -           22,875
    Share-based compensation..................      548,366              -
    Provision for bad debt....................      279,849          89,913
    Loss (gain) on disposal of assets.........       54,685          (6,500)
    Deferred income taxes.....................     (397,928)       (174,000)
  Changes in assets and liabilities
    Receivables, net..........................      475,176         949,446
    Inventories...............................       (1,616)        199,919
    Prepaid expenses..........................     (135,681)       (188,819)
    Accounts payable..........................     (573,832)        932,233
    Accrued expenses and federal income
      taxes payable...........................    1,417,170         (86,285)
                                               ------------    ------------
     Net cash provided by
      operating activities....................    8,581,045       7,630,688
                                               ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets................        2,916           6,500
  Acquisition of property and equipment.......   (1,615,815)       (861,631)
                                               ------------    ------------
     Net cash used in investing activities....   (1,612,899)       (855,131)
                                               ------------    ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options.....      168,138          18,337
  Tax benefit of stock option exercise........       87,385              -
  Principal payments on long-term debt........   (8,100,000)     (9,300,000)
                                               ------------    ------------
     Net cash used in
      financing activities....................   (7,844,477)     (9,281,663)
                                               ------------    ------------

     Net decrease in cash.....................     (876,331)     (2,506,106)

Cash at beginning of period...................   12,886,494      11,814,778
                                               ------------    ------------
Cash at end of period......................... $ 12,010,163    $  9,308,672
                                               ============    ============

Supplemental disclosure of
 cash flow information:
  Cash paid for interest...................... $     66,659    $    381,164
  Cash paid for income taxes.................. $         -     $         -


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

Interim Financial Statements

     The accompanying condensed consolidated financial statements for the three-month periods ended March 31, 2006 and 2005 are unaudited. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2005. The results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other period.

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

     In accordance with Statement of Financial Accounting Standards (?SFAS?) No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," the Company evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. Indicators which could trigger an impairment review include legal and regulatory factors, market conditions and operational performance. Any resulting impairment loss, measured as the difference between the carrying amount and the fair value of the assets, could have a material adverse impact on the Company's financial condition and results of operations.

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

Allowance for Doubtful Accounts

     The Company extends short-term credit to its gaming customers. Such credit is non-interest bearing and due on demand. In addition, the Company also has receivables due from hotel guests which are primarily secured with a credit card at the time a customer checks in. An allowance for doubtful accounts is set up for all Company receivables based upon the Company?s historical collection and write-off experience, unless situations warrant a specific identification of a necessary reserve related to certain receivables. The Company charges off its uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables approximates fair value due to the short-term nature of the receivables.

Stock Based Compensation

     On January 1, 2006, we adopted the provisions of SFAS 123R and SAB 107 requiring the measurement and recognition of all share-based compensation under the fair value method. We implemented SFAS 123R using the modified prospective transition method.

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

     The Company also markets heavily to Reno-area residents. Recently, a major casino-hotel operator that successfully focuses on local resident business in Las Vegas has announced plans to develop hotel-casino properties in Reno. The competition for this market segment is likely to increase and could impact the Company?s business.


NOTE 2. STOCK-BASED COMPENSATION

     Our stock-based compensation arrangements are designed to attract and retain employees and outside independent members of our Board of Directors. The amount, frequency, and terms of share-based awards may vary based on competitive practices, company operating results, and government regulations. New shares are issued out of our treasury stock upon option exercise. We may repurchase some of our common stock from time to time in order to have adequate amounts of stock in treasury to cover option exercises.

     The Company maintains three stock option plans, consisting of the Directors' Stock Option Plan, the Executive Long-term Incentive Plan, and the Employee Stock Option Plan (the "Plans"), which collectively provide for the granting of options to purchase up to 2,250,000 common shares. The exercise price of stock options granted under the Plans is established by the respective plan committees, but the exercise price may not be less than the market price of the Company's common stock on the date the option is granted. Our stock options typically vest on a graded schedule, typically in equal, one-third increments, although the respective stock option committees have the discretion to impose different vesting periods or modify existing vesting periods. Options expire ten years from the grant date. By their amended terms, the Plans will expire in June, 2013.

     Current year stock option activity as of and for the quarter ended March 31, 2006:


                                                        Weighted Average
                                                     -----------------------
                                                                  Remaining    Aggregate
                                                     Exercise    Contractual   Intrinsic
Options                                Shares         Price          Term        Value
-----------------------------------   ---------      ---------   -----------  -----------
Outstanding at beginning of period    1,117,558        $13.25         -           -
Granted                                  15,000         25.93         -           -
Exercised                               (15,266)        11.01         -           -
Forfeited                              (110,000)        12.44         -           -
Expired                                      -             -          -           -
                                      ---------      ---------   -----------  -----------
Outstanding at end of period          1,007,292        $13.56      8.8 yrs.   $14,936,555
                                      =========      =========   ===========  ===========

Exercisable at end of period            228,286        $12.02      8.5 yrs.   $ 3,736,703
                                      ---------      ---------   -----------  -----------

Expense Measurement and Recognition

     On January 1, 2006, we adopted the provisions of SFAS 123R and SAB 107 requiring the measurement and recognition of all share-based compensation under the fair value method. We implemented SFAS 123R using the modified prospective transition method.

     Accordingly, for the quarter ended March 31, 2006, we recognized share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, we accounted for share-based awards under the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, but applied APB No. 25 and related interpretations in accounting for our plans, which resulted in pro-forma compensation expense only for stock option awards. Prior period financial statements have not been adjusted to reflect fair value share-based compensation expense under SFAS 123R.

     With the adoption of SFAS 123R, we changed our method of expense attribution for fair value share-based compensation from the straight-line approach to the accelerated approach for all awards granted. We anticipate the accelerated method will provide a more meaningful measure of costs incurred and be most representative of the economic reality associated with our unvested stock options outstanding. Unrecognized costs related to all share-based awards outstanding at March 31, 2006 totaled approximately $3.8 million and is expected to be recognized over a weighted average period of 1.83 years.

     We use historical data and projections to estimate expected employee, executive and director behaviors related to option exercises and forfeitures.

     We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate.

                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                   2006      2005
                                                 --------  --------
Option Valuation Assumptions:

 Expected volatility                               44.5%     45.8%
 Expected dividends                                 0.0%      0.0%
 Expected life (in years)
   Directors? Plan                                  2.5       4.7
   Executive Plan                                   9.0       9.0
   Employee Plan                                    4.1       5.0
 Weighted average risk free rate                    4.3%      4.1%

     The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. In 2006, the Company determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility.


Weighted average grant date fair value per share
 of options granted:                              $10.52    $ 7.42

Total intrinsic value of options exercised:      $249,640  $ 80,916

Cash received for all stock option exercises:    $168,138  $ 18,337
Tax benefit realized for tax return deductions:  $ 87,385  $ 28,320


     Reported stock based compensation was classified as follows:

                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                   2006      2005
                                                 --------  --------
Casino                                           $ 21,561        -
Food and beverage                                  20,167        -
Hotel                                              17,230        -
Selling, general & administrative                 489,408        -
                                                 --------  --------
Total stock-based compensation                   $548,366  $385,048
Tax benefit                                      (191,928) (132,844)
                                                 --------  --------
Total stock-based compensation, net of tax       $356,438  $252,204
                                                 ========  ========

     The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to the Company?s adoption of SFAS No. 123R:

                                             Three Months Ended
                                                  March 31,
                                                 ----------
                                                    2005
                                                 ----------
Net income, as reported                          $3,853,706
Proforma share-based compensation, net of tax      (252,204)
                                                 ----------
Comparative net income                           $3,601,502
                                                 ==========

Basic earnings per share,
  As reported:                                   $     0.20
  Pro forma:                                     $     0.19

Diluted earnings per share
  As reported:                                   $     0.20
  Pro forma:                                     $     0.19


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


                                    Three Months ended March 31,
                                -----------------------------------
                                      2006               2005
                                ----------------   ----------------
                                       Per Share          Per Share
                                Shares   Amount    Shares   Amount
                                ------ ---------   ------ ---------
     Basic..................... 18,886    $ 0.25   18,817    $ 0.20
     Effect of dilutive
      stock options............    366        -       227        -
                                ------   -------   ------   -------
     Diluted................... 19,252    $ 0.25   19,044    $ 0.20
                                ======   =======   ======   =======

     Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.

NOTE 4.     RECENTLY ISSUED ACCOUNTING STANDARDS

     None.

NOTE 5.     RELATED PARTY TRANSACTIONS

     Four affiliated principal stockholders potentially control the Company through their 44.8% beneficial ownership of the Company?s outstanding common shares as of March 31, 2006.

     Three of the principal stockholders of the Company, through their affiliates, control the ownership and management of a shopping center directly adjacent to the Atlantis (the "Shopping Center"). The Shopping Center occupies
18.7 acres and consists of approximately 213,000 square feet of retail space.

     The Company does not have any ownership, options to purchase (except with respect to the driveway discussed below) or first rights of refusal over or control of the Shopping Center. The Company does not have any management control over or respect to the Shopping Center. The Shopping Center is owned by Biggest Little Investments, LP (?BLI?), a separate publicly held limited partnership. As of March 27, 2006, based on disclosures in BLI?s Form 10-KSB, there were approximately 1,534 holders of BLI units owning an aggregate of 180,937 units (including units held by affiliates of BLI?s general partner). Three of the Company's principal stockholders have ownership interests in the general partner of BLI, Maxum LLC, and beneficially own limited partnership interests in BLI. Maxum LLC is a separate, private limited liability company whose sole manager is one of the Company's principal stockholders, Ben Farahi. As the sole manager of Maxum LLC, Ben Farahi controls BLI, the Shopping Center?s owner.

     The Company currently rents various spaces totaling approximately 12,000 square feet in the Shopping Center which it uses as office space, and paid rent of approximately $23,600 plus common area expenses for the three months ended March 31, 2006, and approximately $14,800 for the three months ended March 31, 2005.

     In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for three five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $75,000 plus common area maintenance charges for its leased driveway space at the Shopping Center during each of the three months ended March 31, 2006 and 2005.

     The Company is currently leasing sign space from the Shopping Center. The lease took effect in March 2005 for a monthly cost of $1. The lease was renewed for another year for a monthly lease of $1,000 effective January 1, 2006. The Company paid $3,000 for the leased sign at the Shopping Center for the three months ended March 31, 2006 and did not make any payments for the three months ended March 31, 2005.

     The Company accounts for its rental expense using the straight-line method over the original lease term. Rental increases based on the change in the CPI are contingent and accounted for prospectively.

     On September 23, 2003, the Company entered into an option agreement with an affiliate of its controlling stockholders to purchase property in South Reno for development of a new hotel casino. The Company, through the current property owner, filed an application with the City of Reno for both master plan and zoning changes for 13 acres of the property. On January 20, 2005, the City of Reno Planning Commission approved the application for zoning change on the property; the Reno City Council would next have to approve the application. On April 13, 2005, the Reno City Council rejected the application for master plan and zoning change. As a result of the City Council?s decision, the Company expensed in 2005 a charge of approximately $289,000 in gaming development costs related to the potential new hotel casino. The option agreement was set to expire on September 15, 2005, and the Company?s Board of Directors voted to let the agreement expire on such date without exercising the Company?s option to purchase.

     The Company is currently leasing billboard advertising space from affiliates of its controlling stockholders for a total cost of $17,500 for the three months ended March 31, 2006, and $7,000 for the three months ended March 31, 2005.

     The Company is currently renting office and storage space from a company affiliated with Monarch?s controlling stockholders and expensed approximately $7,000 for these spaces for each of the three-month periods ended March 31, 2006 and 2005.

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

     Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.

OPERATING RESULTS SUMMARY

     During the first quarter of 2006, we exceeded all previously reported Company first quarter casino revenues, hotel revenues, net revenues, net income and earnings per share.

                                             Three Months               Percentage
                                            ended March 31,        Increase / (Decrease)
                                          -------------------    -------------------------
                                            2006       2005      First Quarter ?06 vs ?05
                                          --------   --------    -------------------------
(In millions, except earnings per share
 and percentages)

Casino revenues.........................   $ 24.1    $ 20.9                15.4%
Food and beverage revenues..............      9.7       9.0                 8.0%
Hotel revenues..........................      6.0       5.6                 8.0%
Other revenues..........................      1.1       1.0                 4.0%

Net revenues............................     35.6      31.6                12.8%
Income from operations..................      7.4       6.2                18.8%

Net income..............................      4.8       3.9                23.7%

Earnings per share - diluted............     0.25      0.20                25.0%

Operating margin........................    20.6%     19.6%                1.0 pt.

     Some significant items that affected our first quarter results in 2006 are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the Liquidity and Capital Resources section.

     - Increases in all our revenue centers including 15.4% in our casino, 8.0% in our food and beverage, 8.0% in our hotel and 4.0% in our other revenue centers, led to an increase of 12.1% in our gross revenues. This increase, combined with a slight improvement in promotional allowances as a percentage of gross revenues, led to a 12.8% increase in our net revenues.

     - Our departmental expenses increased at a lesser rate than our revenues, leading to unchanged or improved margins across all revenue centers.

     - Our selling, general and administrative (?SG&A?) expenses increased 23.1%, primarily due to increased marketing and promotional expenditures, increased payroll and benefit costs, increased energy costs, and expenses related to stock options awarded under the provisions of SFAS 123R. Our depreciation expense increased 5.3%.

     - The improved margins, partially offset by the increases in SG&A and depreciation, led to an 18.8% increase in operating income and a one percentage point increase in our operating margin as a percentage of net revenues.

     - We incurred approximately $548,000, or approximately $0.03 per diluted share, in equity compensation expense as a result of the adoption of the provisions of SFAS 123R.

CAPITAL SPENDING AND DEVELOPMENT

     Capital expenditures at the Atlantis totaled approximately $1.6 million and $862,000 during the first three months of 2006 and 2005, respectively. During the three months ended March 31, 2006, our capital expenditures consisted primarily of acquisitions of gaming and computer equipment, the installation of a casino High Definition video display system, and ongoing property public area renovations and upgrades. During last year's first three months, capital expenditures consisted primarily of acquisitions of gaming and computer systems equipment.

     Future cash needed to finance ongoing maintenance capital spending is expected to be made available from operating cash flow, the New Credit Facility (see "THE CREDIT FACILITY" below) and, if necessary, additional borrowings.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month
  Periods Ended March 31, 2006 and 2005

     For the three-month period ended March 31, 2006, the Company?s net income was $4.8 million, or $0.25 per diluted share, on net revenues of $35.6 million, an increase from net income of $3.9 million, or $0.20 per diluted share, on net revenues of $31.6 million for the three months ended March 31, 2005. Income from operations for the three months ended March 31, 2006 totaled $7.4 million, an 18.8% increase when compared to $6.2 million for the same period in 2005. Both net revenues and net income for the first quarter of 2006 represent new first quarter records for the Company. Net revenues increased 12.8%, and net income increased 23.7% when compared to last year's first quarter.

     Casino revenues totaled $24.1 million in the first quarter of 2006, a 15.4% increase from $20.9 million in the first quarter of 2005, which was primarily due to increases in slot, table games, poker and Keno revenues. Casino operating expenses amounted to 33.2% of casino revenues in the first quarter of 2006, compared to 36.0% in the first quarter of 2005, with the
                                   -17-



difference due primarily to reduced payroll and benefit expenses, reduced direct operating costs, and reduced complimentaries as a percentage of casino revenues.

     Food and beverage revenues totaled $9.7 million in the first quarter of 2006, an 8.0% increase from $9.0 million in the first quarter of 2005, due primarily to a 10.3% increase in the average revenue per food cover partially offset by an approximate 2.4% decrease in the number of food covers served during the quarter. Food and beverage operating expenses amounted to 49.2% of food and beverage revenues during the first quarter of 2006, unchanged relative to the first quarter of 2005.

     Hotel revenues were $6.0 million for the first quarter of 2006, an increase of 8.0% from the $5.6 million reported in the 2005 first quarter. This increase was the result of increases in both the average daily room rate (?ADR?) and hotel occupancy. Both first quarters' 2006 and 2005 revenues also included a $3 per occupied room energy surcharge. During the first quarter of 2006, the Atlantis experienced a 91.9% occupancy rate, as compared to 91.4% during the same period in 2005. The Atlantis' ADR was $64.68 in the first quarter of 2006 compared to $60.25 in the first quarter of 2005. Hotel operating expenses as a percent of hotel revenues decreased to 34.9% in the 2006 first quarter, compared to 36.3% in the 2005 first quarter. The improved margin is primarily due to the increased ADR and more efficient operations resulting in reduced payroll and benefit expenses and reduced direct operating costs as a percentage of hotel revenues.

     Promotional allowances increased to $5.4 million in the first quarter of 2006 compared to $5.0 million in the first quarter of 2005. The dollar increase is attributable to continued promotional efforts to generate additional revenues. Promotional allowances as a percentage of gross revenues decreased to 13.1% during the first quarter of 2006, from 13.7% in the first quarter of 2005.

     Other revenues increased 4.0% to $1.1 million in the 2006 first quarter compared to $1.0 million in the same period last year. The increase reflects an approximate 8.7% increase in gift and sundries retail shops revenues and an approximate 5.4% increase in the entertainment fun center revenues. Other revenues include a loss of approximately $55,000 on disposal of assets in the quarter ended March 31, 2006, while a $6,500 gain was recorded in the quarter ended March 31, 2005. Other expenses in the 2006 first quarter decreased to 28.8% of other revenues, from 30.7% of the revenues in the 2005 first quarter, which is the result of more efficient operations.

     Depreciation and amortization expense was $2.1 million in the first quarter of 2006, an increase of 5.3% when compared to $2.0 million in the same period last year. The increase in depreciation expense was mainly due to acquisitions of property and equipment. The Company, in its ordinary course of business and as part of its ongoing capital expenditures, intends to replace old and obsolete equipment with newer, more current equipment.

     SG&A expenses amounted to $10.8 million in the first quarter of 2006, a 23.1% increase from $8.8 million in the first quarter of 2005. The increase was primarily a result of increased marketing and promotional expenditures, increased payroll and benefit costs, increased energy costs, and expenses related to stock options awarded under the provisions of SFAS 123R. As a percentage of net revenues, SG&A expenses increased to 30.4% in the first quarter of 2006 from 27.9% the first quarter of 2005.

     Interest expense for the 2006 first quarter totaled $59,000, a decrease of 80.5%, from $305,000 in the 2005 first quarter. The decrease reflects the Company's reduction in debt outstanding; during the first quarter of 2006, the Company paid off the entire balance on its revolving credit facility (see "THE CREDIT FACILITY" below).

LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our daily hotel and casino activities with net cash provided by operating activities.

     For the three months ended March 31, 2006, net cash provided by operating activities totaled $8.6 million, an increase of 12.5% compared to the same period last year. Net cash used in investing activities totaled $1.6 million and $855,000 in the three months ended March 31, 2006 and 2005, respectively. During the first three months of 2006 and 2005, net cash used in investing activities was used primarily in the purchase of property and equipment and continued property renovations and upgrades. Net cash used in financing activities totaled $7.8 million for the first three months of 2006 compared to $9.3 million for the same period last year. Net cash used in financing activities was primarily for debt reduction in both periods. During the first three months of 2006, the Company paid off its $8.1 million December 31, 2005 bank debt balance. As a result, at March 31, 2006, the Company had a cash balance of $12.0 million compared to $9.3 million at March 31, 2005, and $12.9 million at December 31, 2005. As a result of paying off our debt, as of April 28, 2006, we have begun investing our surplus cash in stable, short-term investments, such as certificates of deposit. These investments may be subject to market risk.

     The Company has a reducing revolving credit facility with a group of banks (see "THE CREDIT FACILITY" below). At March 31, 2006, the Company had no balance outstanding on the New Credit Facility (as defined below). At March 31, 2006, we had $24 million available to be drawn down under the New Credit Facility should we require such funds.

OFF BALANCE SHEET ARRANGEMENTS

     A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center directly adjacent to the Atlantis. The shopping center is controlled by our controlling stockholders (the "Shopping Center"). As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for three five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $75,000 for its leased driveway space at the Shopping Center during the three months ended March 31, 2006.

     On September 23, 2003, the Company entered into an option agreement with an affiliate of its controlling stockholders to purchase property in South Reno for development of a new hotel casino. The Company, through the current property owner, filed an application with the City of Reno for both master plan and zoning changes for 13 acres of the property. On January 20, 2005, the City of Reno Planning Commission approved the application for zoning change on the property; the Reno City Council would next have to approve the application. On April 13, 2005, the Reno City Council rejected the application for master plan and zoning change. As a result of the City Council?s decision, the Company expensed during 2005, a charge of approximately $289,000 in gaming development costs related to the potential new hotel casino. The option agreement was set to expire on September 15, 2005, and the Company?s Board of Directors voted to let the agreement expire on such date without exercising the Company?s option to purchase.

Critical Accounting Policies

     A description of our critical accounting policies and estimates can be found in Item 7 ? ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? of our Form 10-K for the year ended December 31, 2005 (?2005 Form 10-K?). For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2005 Form 10-K filed on March 16, 2006.


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

     Other factors that may impact current and future results are set forth in detail in Part II - Item 1A ?Risk Factors? of this Form 10-Q and in Item 1A ?Risk Factors? of the 2005 Form 10-K.

COMMITMENTS AND CONTINGENCIES

     Contractual cash obligations for the Company as of March 31, 2006 over the next five years are as follows:

                                                Payments Due by Period
                            ---------------------------------------------------------------
Contractual Cash                         Less than      1 to 3      4 to 5       More than
Obligations                  Total         1 year       years       years         5 years
                            ---------------------------------------------------------------
Long-Term debt              $        -   $        -   $        -   $        -   $        -
Operating Leases (1)          4,995,000      370,000      740,000      740,000    3,145,000
Purchase Obligations (2)      1,471,000    1,471,000           -            -            -
                            -----------  -----------  -----------  -----------  -----------
Total Contractual Cash
Obligations                 $ 6,466,000  $ 1,841,000  $   740,000  $   740,000  $ 3,145,000

(1) Operating leases include $370,000 per year in lease and common expense payments to the shopping center adjacent to the Atlantis (see ?OFF BALANCE SHEET ARRANGEMENTS?).

(2) Our open purchase order commitments total approximately $1.5 million. Of the total purchase order commitments, approximately $1.1 million are cancelable by the Company upon providing a 30-day notice.

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

     On February 20, 2004, the Original Credit Facility was refinanced (the "New Credit Facility") for $50 million, which included the $46 million payoff of the unpaid balance of the Original Credit Facility. The amount of the New Credit Facility, which is also a reducing revolving facility, may be increased by up to $30 million on a one-time basis and, if requested by us, before the second anniversary of the closing date, as defined. We did not make this request, and, therefore, the $30 million increase is currently not available to us. At our option, borrowings under the New Credit Facility will accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by us will include a margin added to either the Base Rate or to LIBOR that is tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin can vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and 2.50 percent above LIBOR (under the Original Credit Facility, this margin varied between 0.00 percent and 2.00 percent above the Base Rate, and between 1.50 percent and 3.50 percent above LIBOR). At March 31, 2006, the Company had had no Base Rate loans outstanding and had no LIBOR loans outstanding. At March 31, 2006, we had $24 million available to be drawn down under the New Credit Facility should we require such funds.

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

     As of March 31, 2006, our Leverage Ratio had been equal to or less than one-to-one for the second consecutive quarter. Per the New Credit Facility, if we achieve a Leverage Ratio equal to or less than one-to-one for two consecutive quarters, our scheduled reduction of the next consecutive fiscal quarter is waived. Management has assumed that we will maintain a leverage ratio equal to or less than one-to-one for the remaining term of the New Credit Facility and, therefore, no principal reductions will be due until the New Credit Facility matures in 2009.

     We paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the term of the New Credit Facility using the straight-line method.

SHORT-TERM DEBT.

     At March 31, 2006, we had no short-term debt outstanding.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of March 31, 2006, that are subject to market risks. As of April 28, 2006, we began investing excess cash in stable, short-term investments, such as certificates of deposit, which may be subject to market risk.

     A one-point increase in interest rates would have resulted in an increase in interest expense of approximately $9,000 in the first quarter of 2006 and $69,000 in the first quarter of 2005.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q, (the "Evaluation Date"), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management?s Report on Internal Control over Financial Reporting

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

     Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (?COSO?) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of March 31, 2006, the Company?s internal control over financial reporting is effective based on those criteria. No changes were made to our internal control over financial reporting (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                         PART II ? OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Monarch has made previous disclosure of class action litigation cases:
William Poulos v. Caesar's World, Inc. et. al., Case No. 94-478-Civ-Orl-22; William H Ahern v. Caesars World, Inc. et. al., Case No. 94-478-Civ-Orl-22; and Larry Schrier v. Caesars World Inc., et. al, Case No. 95-923-LDG (RJJ) which were consolidated for purposes of litigation, and in which Monarch is one of numerous named defendants. The Complaints allege that manufacturers, distributors and casino operators of video poker and electronic slot machines, including Monarch, have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints charge Defendants with violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. On September 7, 2005, U.S. District Judge Roger L. Hunt granted the Defendants' Motion for Summary Judgment on all claims made by Plaintiffs, and dismissed Plaintiffs' claims in their entirety. On October 14, 2005, Plaintiffs William Poulos and Brenda McElmore lodged a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit, seeking to appeal from the District Court's order of summary judgment in favor of defendants and two discovery orders also issued by the district court. Most recently the parties have reached a global settlement agreement which will dispose of all litigation and place final closure on this lawsuit. Documentation of the settlement is in the process of being formalized. The anticipated settlement will not generate any material financial impact on Monarch.

     Additionally, Monarch previously has disclosed litigation filed against it on January 27, 2006, by Kerzner International Limited (?Kerzner?) owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada, Case No. 2:06-cv-00102, seeking declaratory judgment prohibiting Monarch from using the name ?Atlantis? in connection with offering casino services other than at Monarch?s Atlantis Casino Resort located in Reno Nevada, and particularly prohibiting Monarch from using the ?Atlantis? name in connection with offering casino services in Las Vegas, Nevada; injunctive relief enforcing the same; unspecified compensatory and punitive damages; and other relief. Monarch believes Kerzner?s claims to be entirely without merit and is defending vigorously against the suit. Further, Monarch has filed a counterclaim against Kerzner seeking to enforce the license agreement granting Monarch the exclusive right to use the Atlantis name in association with lodging throughout the state of Nevada; to cancel Kerzner?s registration of the Atlantis mark for casino services on the basis that the mark was fraudulently obtained by Kerzner; and declaratory relief on these issues. On April 17, 2006 the court issued an order granting Monarch?s motion to transfer venue of the lawsuit to the unofficial Northern District of Nevada. The new case number assigned to the matter is 3:06-cv-00232-ECR(RAM). Litigation currently is in the discovery phase.

     We are party to other claims that arise in the normal course of business. Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

     Our business prospects are subject to various risks and uncertainties that impact our business. You should carefully consider the following discussion of risks, and the other information provided in this quarterly report on Form 10-Q. The risks described below are not the only ones facing us. Other risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Furthermore, additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business.

WE HAVE THE ABILITY TO ISSUE ADDITIONAL EQUITY SECURITIES, WHICH WOULD LEAD TO DILUTION OF OUR ISSUED AND OUTSTANDING COMMON STOCK.

     The issuance of additional equity securities or securities convertible into equity securities would result in dilution of our existing stockholders? equity interests in us. Our Board of Directors has the authority to issue, without vote or action of stockholders, preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders? interest. In addition, as of March 31, 2006, we were authorized to issue, without stockholder approval, up to 10,927,450 shares of common stock. Of that amount, 228,286 shares of our common stock were issuable upon the exercise of vested options.

WE DO NOT INTEND TO PAY CASH DIVIDENDS. AS A RESULT, STOCKHOLDERS WILL BENEFIT FROM AN INVESTMENT IN OUR COMMON STOCK ONLY IF IT APPRECIATES IN VALUE.

     We have never paid a cash dividend on our common stock, and we do not plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to finance our operations and further expansion and growth of our business, including acquisitions. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. We cannot guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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



                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)


Date:  May 10, 2006                    By: /s/ BEN FARAHI
                                       ------------------------------------
                                       Ben Farahi, Co-Chairman of the Board,
                                       Secretary, Treasurer, and Chief
                                       Financial Officer(Principal Financial
                                       Officer and Duly Authorized Officer)

                                EXHIBIT INDEX


Exhibit                                                                  Page
Number      Description                                                 Number
---------   ----------------------------------------------------------  ------

     31.1   Certification pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002                                      28

     31.2   Certification pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002                                      29

     32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002       30

     32.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002       31

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

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

Date: May 10, 2006

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

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

Date: May 10, 2006

By: /s/ Ben Farahi
    ---------------
        Ben Farahi
        Chief Financial Officer, Secretary and Treasurer

                                                                  EXHIBIT 32.1

                        MONARCH CASINO & RESORT, INC.
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 10, 2006

By: /s/ JOHN FARAHI
    ---------------
        John Farahi
        Chief Executive Officer

                                                                  EXHIBIT 32.2

                        MONARCH CASINO & RESORT, INC.
                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ben Farahi, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 10, 2006

By: /s/ BEN FARAHI
    ---------------
        Ben Farahi
        Chief Financial Officer