Form 10-Q
period 2006-06-30
MONARCH CASINO & RESORT INC
filed 2006-08-09
CIK 907242

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File No. 0-22088

MONARCH CASINO & RESORT, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0300760
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3800 S. Virginia St.
Reno, Nevada	89502
(Address of Principal Executive Offices)	(ZIP Code)

1175 W. Moana Lane, Suite 200, Reno, Nevada 89509
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

(775) 335-4600
Registrant's telephone number, including area code:
___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	19,059,302 shares
Class	Outstanding at August 8, 2006

PART 1. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006 (unaudited)	2005 (unaudited)	2006 (unaudited)	2005 (unaudited)
Revenues
Casino	$25,780,512	$24,023,224	$49,904,559	$44,925,132
Food and beverage	10,135,342	9,404,978	19,880,159	18,431,314
Hotel	6,445,709	5,783,330	12,479,644	11,371,482
Other	1,340,524	1,140,419	2,431,100	2,188,756
Gross revenues	43,702,087	40,351,951	84,695,462	76,916,684
Less promotional allowances	(6,043,336)	(5,369,564)	(11,431,050)	(10,371,595)
Net revenues	37,658,751	34,982,387	73,264,412	66,545,089

Operating expenses
Casino	8,479,719	7,952,246	16,491,881	15,487,093
Food and beverage	4,700,015	4,730,595	9,490,786	9,167,960
Hotel	2,002,146	1,810,963	4,105,869	3,838,836
Other	417,830	323,418	732,284	645,064
Selling, general and administrative	12,561,359	9,772,874	23,402,845	18,582,167
Gaming development expense	29,067	56,310	72,832	260,708
Depreciation and amortization	2,144,481	2,099,912	4,291,239	4,138,112
Total operating expenses	30,334,617	26,746,318	58,587,736	52,119,940
Income from operations	7,324,134	8,236,069	14,676,676	14,425,149
Other expense
Interest expense	-	(283,963)	(59,444)	(589,337)
Income before income taxes	7,324,134	7,952,106	14,617,232	13,835,812
Provision for income taxes	2,501,902	2,758,000	5,026,902	4,788,000
Net income	$4,822,232	$5,194,106	$9,590,330	$9,047,812

Earnings per share of common stock
Net income
Basic	$0.25	$0.28	$0.51	$0.48
Diluted	$0.25	$0.27	$0.50	$0.47

Weighted average number of common shares and potential common shares outstanding
Basic	18,950,687	18,834,974	18,918,321	18,825,947
Diluted	19,282,501	19,099,112	19,268,889	19,072,009

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets
Cash	$18,086,552	$12,886,494
Receivables, net	3,334,252	3,559,602
Federal income tax refund receivable	266,252	286,760
Inventories	1,467,337	1,456,453
Prepaid expense	2,620,561	2,401,619
Deferred income taxes	1,721,883	1,326,224
Total current assets	27,496,837	21,917,152

Property and equipment
Land	10,339,530	10,339,530
Land improvements	3,166,107	3,166,107
Buildings	78,955,538	78,955,538
Building improvements	10,398,814	10,398,814
Furniture and equipment	70,285,434	67,393,755
Leasehold improvement	1,346,965	1,346,965
	174,492,388	171,600,709
Less accumulated depreciation and amortization	(80,228,943)	(76,117,346)
Net property and equipment	94,263,445	95,483,363
Other assets, net	269,524	269,524
Total assets	$122,029,806	$117,670,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,354,980	$7,335,630
Accrued expenses	9,082,770	8,722,221
Total current liabilities	14,437,750	16,057,851

Long-term debt, less current maturities	-	8,100,000
Deferred income taxes	5,568,196	5,953,193

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized; 19,072,550 shares issued; 19,052,636 outstanding at 6/30/2006, 18,879,310 outstanding at 12/31/2005	190,726	190,726
Additional paid-in capital	22,121,537	17,882,827
Treasury stock, 19,914 shares at 6/30/2006; 193,240 shares at 12/31/2005, at cost	(73,052)	(708,877)
Retained earnings	79,784,649	70,194,319
Total stockholders’ equity	102,023,860	87,558,995
Total liabilities and stockholders’ equity	$122,029,806	$117,670,039

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006 (unaudited)	2005 (unaudited)
Cash flows from operating activities:
Net income	$9,590,330	$9,047,812
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,291,239	4,138,112
Amortization of deferred loan costs	-	45,749
Share-based compensation	2,260,100	-
Provision for bad debt	541,602	25,487
Loss (gain) on disposal of assets	40,896	(22,600)
Deferred income taxes	(780,660)	(338,999)
Changes in assets and liabilities
Receivables, net	(295,743)	568,198
Inventories	(10,883)	41,049
Prepaid expenses	(218,942)	(250,868)
Accounts payable	(1,980,650)	1,624,776
Accrued expenses and federal income taxes payable	360,553	107,285
Net cash provided by operating activities	13,797,842	14,986,001

Cash flows from investing activities:
Proceeds from sale of assets	16,705	22,600
Acquisition of property and equipment	(3,128,923)	(4,146,015)
Net cash used in investing activities	(3,112,218)	(4,123,415)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,027,381	280,541
Tax benefit of stock option exercise	587,053	-
Principal payments on long-term debt	(8,100,000)	(12,500,000)
Net cash used in financing activities	(5,485,566)	(12,219,459)

Net increase (decrease) in cash	5,200,058	(1,356,873)
Cash at beginning of period	12,886,494	11,814,778
Cash at end of period	$18,086,552	$10,457,905

Supplemental disclosure of cash flow information
Cash paid for interest	$66,659	$645,166
Cash paid for income taxes	$5,200,000	$4,100,000

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Monarch Casino & Resort, Inc. ("Monarch"), a Nevada corporation, was incorporated in 1993. Monarch's wholly owned subsidiary, Golden Road Motor Inn, Inc. ("Golden Road"), operates the Atlantis Casino Resort (the "Atlantis"), a hotel/casino facility in Reno, Nevada. Unless stated otherwise, the "Company" refers collectively to Monarch and its Golden Road subsidiary.

The consolidated financial statements include the accounts of Monarch and Golden Road. Intercompany balances and transactions are eliminated.

Interim Financial Statements

The accompanying condensed consolidated financial statements for the three- and six-month periods ended June 30, 2006 and 2005 are unaudited. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2005. The results for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other period.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Since inception, property and equipment have been depreciated principally on a straight-line basis over the estimated service lives as follows:

Land improvements	15-40 years
Buildings	30-40 years
Building improvements	15-40 years
Furniture	5-10 years
Equipment	5-20 years

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," the Company evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows. Indicators which could trigger an impairment review include legal and regulatory factors, market conditions and operational performance. Any resulting impairment loss, measured as the difference between the carrying amount and the fair value of the assets, could have a material adverse impact on the Company's financial condition and results of operations.

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

Income Taxes

Income taxes are recorded in accordance with the liability method specified by SFAS No. 109 "Accounting for Income Taxes." Under the asset and liability approach for financial accounting and reporting for income taxes, the following basic principles are applied in accounting for income taxes at the date of the financial statements: (a) a current liability or asset is recognized for the estimated taxes payable or refundable on taxes for the current year; (b) a deferred income tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on the provisions of the enacted tax law; (d) the effects of future changes in tax laws or rates are not anticipated; and (e) the measurement of deferred income taxes is reduced, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.

Allowance for Doubtful Accounts

The Company extends short-term credit to its gaming customers. Such credit is non-interest bearing and due on demand. In addition, the Company also has receivables due from hotel guests which are primarily secured with a credit card at the time a customer checks in. An allowance for doubtful accounts is set up for all Company receivables based upon the Company’s historical collection and write-off experience, unless situations warrant a specific identification of a necessary reserve related to certain receivables. The Company charges off its uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables approximates fair value due to the short-term nature of the receivables.

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

In addition, the Company relies on non-conventioneer visitors partially comprised of individuals flying into the Reno area. The “War on Terrorism,” combined with the ongoing situation in Iraq and the threat of further terrorist attacks could have an adverse effect on the Company's revenues from this segment. The terrorist attacks that took place in the United States on September 11, 2001, were unprecedented events that created economic and business uncertainties, especially for the travel and tourism industry. The potential for future terrorist attacks, the national and international responses, and other acts of war or hostility including the ongoing situation in Iraq and other parts of the Middle East, have created economic and political uncertainties that could materially adversely affect our business, results of operations, and financial condition in ways we cannot predict.

A change in regulations on land use requirements with regard to development of new hotel casinos in the proximity of the Atlantis could have an adverse impact on our business, results of operations, and financial condition.

The Company also markets heavily to Reno-area residents. A major casino-hotel operator that successfully focuses on local resident business in Las Vegas has announced plans to develop hotel-casino properties in Reno. The competition for this market segment is likely to increase and could impact the Company’s business.

NOTE 2. STOCK-BASED COMPENSATION

The amount, frequency, and terms of share-based awards we grant may vary based on competitive practices, company operating results, and government regulations. New shares are issued out of treasury stock upon option exercise or may be issued from our authorized but unissued shares.

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

Current year stock option activity as of and for the six months ended June 30, 2006:

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	1,117,558	$13.25	-	-
Granted	136,630	26.63	-	-
Exercised	(173,326)	11.73	-	-
Forfeited	(110,000)	12.44	-	-
Expired	0	-	-	-
Outstanding at end of period	970,862	$15.50	8.7 yrs.	$12,250,256
Exercisable at end of period	156,556	$12.16	8.1 yrs.	$2,456,176

Expense Measurement and Recognition

On January 1, 2006, we adopted the provisions of SFAS 123R and SAB 107 requiring the measurement and recognition of all share-based compensation under the fair value method. We implemented SFAS 123R using the modified prospective transition method.

Accordingly, for the three- and six-month periods ended June 30, 2006, we recognized share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, we accounted for share-based awards under the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, but applied APB No. 25 and related interpretations in accounting for the Plans, which resulted in pro-forma compensation expense only for stock option awards. Prior period financial statements have not been adjusted to reflect fair value share-based compensation expense under SFAS 123R.

With the adoption of SFAS 123R, we changed our method of expense attribution for fair value share-based compensation from the straight-line approach to the accelerated approach for all awards granted. We anticipate the accelerated method will provide a more meaningful measure of costs incurred and be most representative of the economic reality associated with unvested stock options outstanding. Unrecognized costs related to all share-based awards outstanding at June 30, 2006 totaled approximately $4.3 million and is expected to be recognized over a weighted average period of 1.82 years.

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

	Three Months Ended June 30,
	2006	2005
Option Valuation Assumptions
Expected volatility	40.1%	45.6%
Expected dividends	0.0%	0.0%
Expected life (in years)
Directors’ Plan	2.5	6.2
Executive Plan	8.4	N/A
Employee Plan	3.4	5.0
Weighted average risk free rate	4.8%	3.9%

Weighted average grant date fair value per share of options granted	$13.18	$9.24

Total intrinsic value of options exercised	$2,579,890	$1,022,880

Cash received for all stock option exercises	$2,027,381	$280,541
Tax benefit realized for tax return deductions	$499,668	$244,680

The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. In 2006, the Company determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility.

Reported stock based compensation was classified as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Casino	$11,207	$29,778
Food & beverage	12,858	33,025
Hotel	12,462	29,692
Selling, general & administrative	1,675,208	2,167,605
Total stock-based compensation, before taxes	$1,711,735	$2,260,101
Tax benefit	(599,107)	(791,035)
Total stock-based compensation, net of tax	$1,112,628	$1,469,066

The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS No. 123R:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$5,194,106	$9,047,812
Pro forma share-based compensation, net of tax	(257,213)	(508,538)
Pro forma net income	$4,936,893	$8,539,274
Basic earnings per share,
As reported:	$0.28	$0.48
Pro forma:	$0.26	$0.45
Diluted earnings per share,
As reported:	$0.27	$0.47
Pro forma:	$0.26	$0.45

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

	Three Months Ended June 30,
	2006		2005
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	18,951	$0.25	18,835	$0.28
Effect of Dilutive Stock Options	332	-	264	(0.01)
Diluted	19,283	$0.25	19,099	$0.27

	Six Months Ended June 30,
	2006		2005
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	18,918	$0.51	18,826	$0.48
Effect of Dilutive Stock Options	351	(0.01)	246	(0.01)
Diluted	19,269	$0.50	19,072	$0.47

Excluded from the computation of diluted earnings per share for the 2005 three- and six-month periods are 10,000 and 38,300 options, respectively, where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. No options were excluded from the 2006 three- and six-month diluted earnings per share calculations.

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company’s results of operations and financial condition.

NOTE 5. RELATED PARTY TRANSACTIONS

On July 26, 2006, the Company made a formal offer to purchase the 18.95-acre shopping center adjacent to its Atlantis Casino Resort Spa (the “Shopping Center”), which is owned by Biggest Little Investments, L.P. (“BLI”). The Company’s offer was formulated and delivered by a committee comprised of the Company’s independent directors.

Three of the Company's principal stockholders have ownership interests in the general partner of BLI, Maxum LLC, and beneficially own limited partnership interests in BLI. The sole manager of Maxum LLC, Ben Farahi, is one of the Company’s principal stockholders and, as of May 23, 2006, resigned from his positions as Co-Chairman of the Board, Secretary, Treasurer and Chief Financial Officer of Monarch.

The Company does not have any ownership, options to purchase (except with respect to the driveway discussed below) or first rights of refusal over or control of the Shopping Center. The Company does not have management control over or with respect to the Shopping Center. As of March 27, 2006, based on disclosures in BLI’s Form 10-KSB, there were approximately 1,534 holders of BLI units owning an aggregate of 180,937 units (including units held by affiliates of BLI’s general partner).

The Company currently rents various spaces in the Shopping Center which it uses as office and storage space, and paid rent of approximately $22,400 and $46,000 plus common area expenses for the three and six months ended June 30, 2006, respectively, and approximately $14,050 and $28,850 plus common area expenses for the three and six months ended June 30, 2005, respectively.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for three five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $75,000 and $150,000 plus common area maintenance charges for its leased driveway space at the Shopping Center during each of the three and six months ended June 30, 2006 and 2005, respectively.

The Company is currently leasing sign space from the Shopping Center. The lease took effect in March 2005 for a monthly cost of $1. The lease was renewed for another year for a monthly lease of $1,000 effective January 1, 2006. The Company paid $3,000 and $6,000 for the leased sign at the Shopping Center for the three and six months ended June 30, 2006, respectively, and did not make any payments for the three and six months ended June 30, 2005.

The Company accounts for its rental expense using the straight-line method over the original lease term. Rental increases based on the change in the CPI are contingent and accounted for prospectively.

Four principal stockholders potentially control the Company through their 39.0% beneficial ownership of the Company’s outstanding common shares as of June 30, 2006.

On September 23, 2003, the Company entered into an option agreement with an affiliate of its controlling stockholders to purchase property in South Reno for development of a new hotel casino. The Company, through the current property owner, filed an application with the City of Reno for both master plan and zoning changes for 13 acres of the property. On January 20, 2005, the City of Reno Planning Commission approved the application for zoning change on the property; the Reno City Council would next have to approve the application. On April 13, 2005, the Reno City Council rejected the application for master plan and zoning change. As a result of the City Council’s decision, the Company expensed in 2005 a charge of approximately $289,000 in gaming development costs related to the potential new hotel casino. The option agreement was set to expire on September 15, 2005, and the Company’s Board of Directors voted to let the agreement expire on such date without exercising the Company’s option to purchase.

The Company is currently leasing billboard advertising space from affiliates of its controlling stockholders for a total cost of $3,500 and $21,000 for the three and six months ended June 30, 2006, respectively, and $10,500 and $17,500 for the three and six months ended June 30, 2005, respectively.

Additionally, the Company is currently renting storage space and, through May 2006, the Company also rented office space from a company affiliated with Monarch’s controlling stockholders and expensed approximately $7,000 and $14,000 for such spaces for each of the three- and six-month periods ended June 30, 2006 and 2005, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions including competition for Reno-area residents, expansion of Indian casinos in California and elsewhere, Reno-area tourism and convention business conditions, the scheduling of major Reno-area bowling tournaments, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), the regulation of the gaming industry (including actions affecting licensing) and land use requirements, outcome of litigation, domestic or global economic conditions including those affected by the events of September 11, 2001 and the ongoing situation in Iraq and other parts of the Middle East, and changes in federal or state tax laws or the administration of such laws.

OVERVIEW

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

We are currently focusing on Atlantis expansion in two areas. First, our management is working on expansion plans for our existing Atlantis facility which will add approximately 116,000 square feet in the form of an expanded casino floor and various additional amenities. We expect to begin construction in early 2007. Additionally, on July 26, 2006, we made an offer to purchase the neighboring 18.95-acre shopping center, which, if successful, will become part of the longer term master plans for the Atlantis. There is no assurance that we will be successful in obtaining the shopping center at this time.

Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.

OPERATING RESULTS SUMMARY

During the second quarter of 2006, we exceeded all previously reported Company second quarter casino revenues, hotel revenues and net revenues. However, due to charges for stock options related to the departure of a former executive officer and other unforeseen expenses, our income from operations, net income, earnings per share and operating margins for the quarter were lower than the second quarter of 2005.

(in millions, except per share and margin amounts)	Three Months Ended June 30,		Percentage Increase (Decrease)
	2006	2005	Second Quarter ’06 vs. ‘05
Casino revenues	$25.8	$24.0	7.3%
Food and beverage revenues	10.1	9.4	7.8%
Hotel revenues	6.4	5.8	11.5%
Other revenues	1.3	1.1	17.6%

Net revenues	37.7	35.0	7.7%
Income from operations	7.3	8.2	(11.1)%

Net income	$4.8	$5.2	(7.2)%

Earnings per share - Diluted	$0.25	$0.27	(7.4)%

Operating margin	19.5%	23.5%	(4.0) pts.

(in millions, except per share and margin amounts)	Six Months Ended June 30,		Percentage Increase (Decrease)
	2006	2005	First Six Months ’06 vs. ‘05
Casino revenues	$49.9	$44.9	11.1%
Food and beverage revenues	19.9	18.4	7.9%
Hotel revenues	12.5	11.4	9.8%
Other revenues	2.4	2.2	11.1%

Net revenues	73.3	66.5	10.1%
Income from operations	14.7	14.4	1.7%

Net income	$9.6	$9.0	6.0%

Earnings per share - Diluted	$0.50	$0.47	6.4%

Operating margin	20.0%	21.7%	(1.7) pts.

Some significant items that affected our second quarter results in 2006 are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the Liquidity and Capital Resources section.

•
Increases in all our revenue centers, including 7.3% in our casino, 7.8% in our food and beverage, 11.5% in our hotel and 17.6% in our other revenue centers, led to an increase of 8.3% in our gross revenues. This increase, partially offset by a 12.6% increase in promotional allowances, led to a net 7.7% increase in our net revenues.

•
We incurred a charge of approximately $1.2 million from the acceleration of stock options awarded to our former Co-Chairman, Chief Financial Officer, Secretary and Treasurer who resigned all his positions with Monarch during the second quarter of 2006. This charge, combined with recurring stock option expense per the requirements of SFAS 123R of approximately $495,000 contributed to an increase of 28.5% in selling, general and administrative expenses (“SG&A”).

•	The increases in SG&A contributed to decreases in operating income, net income and earnings per share during the quarter.

•
We did not incur any interest expense during the second quarter as a result of having paid off our bank debt balance earlier in 2006. We incurred approximately $284,000 in interest expense during the second quarter of 2005.

CAPITAL SPENDING AND DEVELOPMENT

Capital expenditures at the Atlantis totaled approximately $3.1 million and $4.1 million during the first six months of 2006 and 2005, respectively. During the six months ended June 30, 2006, our capital expenditures consisted primarily of acquisitions of gaming and computer equipment, the installation of a casino High Definition video display system, initial design and planning expenditures associated with our Atlantis expansion and ongoing property public area renovations and upgrades. During last year's first six months, capital expenditures consisted primarily of the replacement of and upgrade to a more energy efficient ventilation and cooling system, acquisitions of gaming and computer systems equipment, and continued renovations to the facility.

Future cash needed to finance ongoing maintenance capital spending is expected to be made available from operating cash flow, the New Credit Facility (see "THE CREDIT FACILITY" below) and, if necessary, additional borrowings.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2006 and 2005.

For the three-month period ended June 30, 2006, the Company’s net income was $4.8 million, or $0.25 per diluted share, on net revenues of $37.7 million, a decrease from net income of $5.2 million, or $0.27 per diluted share, on net revenues of $35.0 million for the three months ended June 30, 2005. Income from operations for the three months ended June 30, 2006 totaled $7.3 million, an 11.1% decrease when compared to $8.2 million for the same period in 2005. Net revenues for the second quarter of 2006 represents a new second quarter record for the Company. Net revenues increased 7.7%, and net income decreased 7.2% when compared to last year's second quarter.

Casino revenues totaled $25.8 million in the second quarter of 2006, a 7.3% increase from $24.0 million in the second quarter of 2005, which was primarily due to increases in slot, poker and Keno revenues, partially offset by a decrease in table game revenue as a result of lower table game win percentage in the second quarter of 2006. Casino operating expenses amounted to 32.9% of casino revenues in the second quarter of 2006, compared to 33.1% in the second quarter of 2005, with the difference due primarily to reduced direct operating costs as a percentage of casino revenues, partially offset by increased payroll and benefit expenses and increased complimentary expense as a percentage of casino revenues.

Food and beverage revenues totaled $10.1 million in the second quarter of 2006, a 7.8% increase from $9.4 million in the second quarter of 2005, due primarily to a 5.3% increase in the average revenue per food cover combined with an approximate 4.4% increase in the number of food covers served during the quarter. Food and beverage operating expenses amounted to 46.4% of food and beverage revenues during the second quarter of 2006, compared with 50.3% in the 2005 second quarter. The improved margin is due mainly to reduced costs of sales, reduced payroll and benefit expenses and reduced direct operating costs as a percentage of food and beverage revenues.

Hotel revenues were $6.4 million for the second quarter of 2006, an increase of 11.5% from the $5.8 million reported in the 2005 second quarter. This increase was the result of an increase in the average daily room rate (“ADR”) partially offset by a slight decrease in hotel occupancy. Both second quarters' 2006 and 2005 revenues also included a $3 per occupied room energy surcharge. During the second quarter of 2006, the Atlantis experienced a 94.5% occupancy rate, as compared to 94.7% during the same period in 2005. The Atlantis' ADR was $67.23 in the second quarter of 2006 compared to $60.26 in the second quarter of 2005. Hotel operating expenses as a percent of hotel revenues decreased slightly to 31.1% in the 2006 second quarter, compared to 31.3% in the 2005 second quarter. The improved margin is primarily due to the increased ADR and more efficient operations resulting in reduced payroll and benefit expenses as a percentage of hotel revenues, partially offset by an increase in direct operating costs as a percentage of hotel revenues.

Promotional allowances increased to $6.0 million in the second quarter of 2006 compared to $5.4 million in the second quarter of 2005. The dollar increase is attributable to continued promotional efforts to generate additional revenues. Promotional allowances as a percentage of gross revenues increased slightly to 13.8% during the second quarter of 2006, from 13.3% in the second quarter of 2005.

Other revenues increased 17.6% to $1.3 million in the 2006 second quarter compared to $1.1 million in the same period last year. The increase reflects an approximate 18.4% increase in gift and sundries retail shops revenues and an approximate 2.2% increase in the entertainment fun center revenues. Other revenues include a gain of approximately $14,000 on disposal of assets in the quarter ended June 30, 2006, while an approximate $16,100 gain was recorded in the quarter ended June 30, 2005. Other expenses in the 2006 second quarter increased to 31.2% of other revenues, from 28.4% of other revenues in the 2005 second quarter, due primarily to increased payroll and benefit expenses.

Depreciation and amortization expense was $2.1 million in the second quarter of 2006, an increase of 2.1% when compared to the same period last year. The increase in depreciation expense was mainly due to acquisitions of property and equipment. The Company, in its ordinary course of business and as part of its ongoing capital expenditures, intends to replace old and obsolete equipment with newer, more current equipment.

SG&A expenses amounted to $12.6 million in the second quarter of 2006, a 28.5% increase from $9.8 million in the second quarter of 2005. The increase was primarily a result of increased marketing and promotional expenditures, increased payroll and benefit costs, increased energy costs, increased bad debt expense and expenses related to stock options awarded under the provisions of SFAS 123R. Of the $2.8 million increase in SG&A expense, approximately $495,000 was from recurring stock option expense and approximately $1.2 million was related to the accelerated vesting of stock options from the departure of a former executive officer. As a percentage of net revenues, SG&A expenses increased to 33.4% in the second quarter of 2006 from 27.9% in the second quarter of 2005.

The Company did not have any outstanding debt during the 2006 second quarter and, as a result, did not incur any interest expense during the period. Interest expense for the second quarter of 2005 was $284,000 (see "THE CREDIT FACILITY" below).

Comparison of Operating Results for the Six-month Periods Ended June 30, 2006 and 2005.

For the six months ended June 30, 2006, the Company earned net income of $9.6 million, or $0.50 per diluted share, on net revenues of $73.3 million, an increase from net income of $9.0 million, or $0.47 per diluted share, on net revenues of $66.5 million during the six months ended June 30, 2005. Income from operations for the 2006 six-month period totaled $14.7 million, compared to $14.4 million for the same period in 2005. Net revenues increased 10.1%, and net income increased 6.0% when compared to the six-month period ended June 30, 2005.

Casino revenues for the first six months of 2006 totaled $49.9 million, an 11.1% increase from $44.9 million for the first six months of 2005, reflecting increases in all gaming revenue areas. Casino operating expenses amounted to 33.0% of casino revenues for the six months ended June 30, 2006, compared to 34.5% for the same period in 2005, primarily due to reduced payroll and benefit expenses, reduced complimentary expense and reduced direct operating costs as a percentage of casino revenues.

Food and beverage revenues totaled $19.9 million for the six months ended June 30, 2006, an increase of 7.9% from the $18.4 million for the six months ended June 30, 2005, due to an approximate 1.0% increase in the number of covers served combined with a 7.7% increase in the average revenue per cover. Food and beverage operating expenses amounted to 47.7% of food and beverage revenues during the 2006 six-month period, a decrease when compared to 49.7% for the same period in 2005. The improvement is due to higher average revenue per cover, reduced costs of sales, reduced payroll and benefit costs and reduced direct operating costs as a percentage of food and beverage revenues.

Hotel revenues for the first six months of 2006 increased 9.7% to $12.5 million from $11.4 million for the first six months of 2005, primarily due to the lack of a major bowling tournament in Reno in 2005 and slower than expected business at the Reno-Sparks Convention Center adjacent to the Atlantis during the second quarter of 2005. Hotel revenues for the entire first six months of 2006 and 2005 also include a $3 per occupied room energy surcharge. The Atlantis experienced an increase in the ADR during the 2006 six-month period to $65.98, compared to $60.26 for the same period in 2005. The occupancy rate increased slightly to 93.2% for the six-month period in 2006, from 93.0% for the same period in 2005. Hotel operating expenses in the first six months of 2006 were 32.9% of hotel revenues, an improvement when compared to 33.8% for the same period in 2005. The improved margin was due to the increased ADR and reduced payroll and benefit costs as a percentage of hotel revenues, partially offset by a slight increase in direct operating costs as a percentage of hotel revenue.

Promotional allowances increased to $11.4 million in the first six months of 2006 compared to $10.4 million in the same period of 2005. The increase is attributable to continued efforts to generate additional revenues. However, promotional allowances as a percentage of gross revenues remained unchanged at 13.5% of gross revenues during both the first six months of 2006 and 2005.

Other revenues were $2.4 million for the six months ended June 30, 2006, an 11.1% increase from $2.2 million in the same period in 2005, and includes an approximate $41,000 loss on disposal of assets recorded during the first six months of 2006, as compared to a $23,000 gain during the first six months of 2005. The increase also reflects a 13.6% increase in gift and sundries retail shops and an approximate 3.8% increase in the entertainment fun center. Other expenses as a percentage of revenue increased to 30.1% for the six months ended June 30, 2006, as compared to 29.5% for the same period in 2005, due primarily to increased payroll and benefit costs.

Depreciation and amortization expense was $4.3 million in the first six months of 2006, up 3.7% compared to $4.1 million in the same period last year. The increase in depreciation expense was mainly due to acquisitions of property and equipment. The Company, in its ordinary course of business and as part of its ongoing capital expenditures, intends to replace old and obsolete equipment with newer, more current equipment.

Selling, general and administrative expenses increased 25.9% to $23.4 million in the first six months of 2006, compared to $18.6 million in the first six months of 2005, primarily as a result of increased payroll and benefit costs, increased bad debt expense, increased marketing and promotional expenditures, increased energy costs and expenses related to stock options under the requirements of SFAS 123R. Included in the $4.8 million increase in SG&A expense was approximately $1.0 million from recurring stock option expense and approximately $1.2 million related to the accelerated vesting of stock options from the departure of a former executive officer. As a percentage of net revenue, SG&A expenses increased to 31.9% in the 2006 six-month period from 27.9% in the same period in 2005.

Interest expense for the first six months of 2006 totaled $59,000, a decrease of 89.9%, compared to $589,000 for the same period one year earlier. The decrease reflects the Company's reduction in debt outstanding (see "THE CREDIT FACILITY" below).

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our daily hotel and casino activities with net cash provided by operating activities.

For the six months ended June 30, 2006, net cash provided by operating activities totaled $13.8 million, a decrease of 7.9% compared to the same period last year. Net cash used in investing activities totaled $3.1 million and $4.1 million in the six months ended June 30, 2006 and 2005, respectively. During the first six months of 2006 and 2005, net cash used in investing activities was used primarily in the purchase of property and equipment and continued property renovations and upgrades. Net cash used in financing activities totaled $5.5 million for the first six months of 2006 compared to $12.2 million for the same period last year. Net cash used in financing activities was primarily for debt reduction in both periods. During the first six months of 2006, the Company paid off its $8.1 million December 31, 2005 bank debt balance. As a result, at June 30, 2006, the Company had a cash balance of $18.1 million compared to $10.5 million at June 30, 2005, and $12.9 million at December 31, 2005. As a result of paying off our debt, as of April 28, 2006, we have begun investing our surplus cash in stable, short-term investments, such as certificates of deposit. These investments may be subject to market risk.

The Company has a reducing revolving credit facility with a group of banks (see "THE CREDIT FACILITY" below). At June 30, 2006, the Company had no balance outstanding on the New Credit Facility (as defined below). At June 30, 2006, we had $24 million available to be drawn down under the New Credit Facility should we require such funds.

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center directly adjacent to the Atlantis. The shopping center is controlled by our controlling stockholders (the "Shopping Center"). As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for three five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $75,000 for its leased driveway space at the Shopping Center during the three months ended June 30, 2006.

On September 23, 2003, the Company entered into an option agreement with an affiliate of its controlling stockholders to purchase property in South Reno for development of a new hotel casino. The Company, through the current property owner, filed an application with the City of Reno for both master plan and zoning changes for 13 acres of the property. On January 20, 2005, the City of Reno Planning Commission approved the application for zoning change on the property; the Reno City Council would next have to approve the application. On April 13, 2005, the Reno City Council rejected the application for master plan and zoning change. As a result of the City Council’s decision, the Company expensed during 2005, a charge of approximately $289,000 in gaming development costs related to the potential new hotel casino. The option agreement was set to expire on September 15, 2005, and the Company’s Board of Directors voted to let the agreement expire on such date without exercising the Company’s option to purchase.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”). For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2005 Form 10-K filed on March 16, 2006.

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

In the past few years, a number of California Indian tribes have signed compacts with the state that have resulted in significant expansion of Indian gaming operations. The State of California is in the process of negotiating similar compacts with additional Indian tribes.

Other factors that may impact current and future results are set forth in detail in Part II - Item 1A “Risk Factors” of this Form 10-Q and in Item 1A “Risk Factors” of the 2005 Form 10-K.

COMMITMENTS AND CONTINGENCIES

Contractual cash obligations for the Company as of June 30, 2006 over the next five years are as follows:

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Long-Term Debt	$-	$-	$-	$-	$-
Operating Leases (1)	4,902,000	370,000	740,000	740,000	3,052,000
Purchase Obligations (2)	1,946,000	1,946,000	-	-	-
Total Contractual Cash Obligations	$6,848,000	$2,316,000	$740,000	$740,000	$3,052,000

(1) Operating leases include $370,000 per year in lease and common expense payments to the shopping center adjacent to the Atlantis (see “OFF BALANCE SHEET ARRANGEMENTS”).

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

We currently expect to fund expansions of the Atlantis expected to begin in early 2007 from cash flows from operations. Should we be successful in purchasing the neighboring 18.95-acre shopping center that is currently in the offer stage (with no assurance of a completed agreement at this time), we will fund the purchase price through a combination of cash on hand and, possibly, draws under The New Credit Facility or other bank financing.

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

On February 20, 2004, the Original Credit Facility was refinanced (the "New Credit Facility") for $50 million, which included the $46 million payoff of the unpaid balance of the Original Credit Facility. The amount of the New Credit Facility, which is also a reducing revolving facility, could have been increased by up to $30 million on a one-time basis, if requested by us before the second anniversary of the closing date, as defined. We did not make this request, and, therefore, the $30 million increase is currently not available to us. At our option, borrowings under the New Credit Facility will accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by us will include a margin added to either the Base Rate or to LIBOR that is tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin can vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and 2.50 percent above LIBOR
(under the Original Credit Facility, this margin varied between 0.00 percent and 2.00 percent above the Base Rate, and between 1.50 percent and 3.50 percent above LIBOR). At June 30, 2006, the Company had had no Base Rate loans outstanding and had no LIBOR loans outstanding. At June 30, 2006, we had $24 million available to be drawn down under the New Credit Facility should we require such funds.

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

As of June 30, 2006, our Leverage Ratio had been equal to or less than one-to-one for the second consecutive quarter. Per the New Credit Facility, if we achieve a Leverage Ratio equal to or less than one-to-one for two consecutive quarters, our scheduled reduction of the next consecutive fiscal quarter is waived. Management has assumed that we will maintain a leverage ratio equal to or less than one-to-one for the remaining term of the New Credit Facility and, therefore, no principal reductions would be due on any new amounts the Company may borrow on the New Credit Facility until the New Credit Facility matures in 2009.

We paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the term of the New Credit Facility using the straight-line method.

SHORT-TERM DEBT.

At June 30, 2006, we had no short-term debt outstanding.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of June 30, 2006, that are subject to market risks. As of April 28, 2006, we began investing excess cash in stable, short-term investments qualifying as cash equivalents with original maturities of 30 days or less, such as certificates of deposit, which may be subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, (the "Evaluation Date"), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report and no changes were made to our disclosure controls and procedures during the period.

Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of June 30, 2006, the Company’s internal control over financial reporting is effective based on those criteria. No changes were made to our internal control over financial reporting (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Monarch has made previous disclosure of class action litigation cases: William Poulos v. Caesar's World, Inc. et. al., Case No. 94-478-Civ-Orl-22; William H Ahern v. Caesars World, Inc. et. al., Case No. 94-478-Civ-Orl-22; and Larry Schrier v. Caesars World Inc., et. al, Case No. 95-923-LDG (RJJ) which were consolidated for purposes of litigation, and in which Monarch is one of numerous named defendants. The Complaints allege that manufacturers, distributors and casino operators of video poker and electronic slot machines, including Monarch, have engaged in a course of conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win on a given play. The Complaints charge Defendants with violations of the Racketeer Influenced and Corrupt Organizations Act, as well as claims of common law fraud, unjust enrichment and negligent misrepresentation, and seek damages in excess of $1 billion without any substantiation of that amount. On September 7, 2005, U.S. District Judge Roger L. Hunt granted the Defendants' Motion for Summary Judgment on all claims made by Plaintiffs, and dismissed Plaintiffs' claims in their entirety. On October 14, 2005, Plaintiffs William Poulos and Brenda McElmore lodged a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit, seeking to appeal from the District Court's order of summary judgment in favor of defendants and two discovery orders also issued by the district court. The parties have reached a global settlement agreement, placing final closure on the lawsuit. In accordance with that agreement, on June 20, 2006, the United States District Court for the District of Nevada entered an order allowing the stipulation by defendants to withdraw their bill of costs. On June 26, 2006, the United States Court of Appeals for the Ninth Circuit issued its order of voluntary dismissal pursuant to stipulation of the parties. The settlement did not result in any material financial impact on Monarch.

Additionally, Monarch previously has disclosed litigation filed against it on January 27, 2006, by Kerzner International Limited (“ Kerzner ") owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada, Case No. 2:06-cv-00102, seeking declaratory judgment prohibiting Monarch from using the name " Atlantis" in connection with offering casino services other than at Monarch's Atlantis Casino Resort located in Reno Nevada, and particularly prohibiting Monarch from using the "Atlantis" name in connection with offering casino services in Las Vegas, Nevada; injunctive relief enforcing the same; unspecified compensatory and punitive damages; and other relief. Monarch believes Kerzner's claims to be entirely without merit and is defending vigorously against the suit. Further, Monarch has filed a counterclaim against Kerzner seeking to enforce the license agreement granting Monarch the exclusive right to use the Atlantis name in association with lodging throughout the state of Nevada; to cancel Kerzner's registration of the Atlantis mark for casino services on the basis that the mark was fraudulently obtained by Kerzner; and declaratory relief on these issues. On April 17, 2006 the court issued an order granting Monarch's motion to transfer venue of the lawsuit to the unofficial Northern District of Nevada. The new case number assigned to the matter is 3:06-cv-00232-ECR(RAM). Litigation currently is in the discovery phase.

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

WE HAVE THE ABILITY TO ISSUE ADDITIONAL EQUITY SECURITIES, WHICH WOULD LEAD TO DILUTION OF OUR ISSUED AND OUTSTANDING COMMON STOCK.

The issuance of additional equity securities or securities convertible into equity securities would result in dilution of our existing stockholders’ equity interests in us. Our Board of Directors has the authority to issue, without vote or action of stockholders, preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders’ interest. In addition, as of June 30, 2006, we were authorized to issue, without stockholder approval, up to 10,927,450 shares of common stock. Of that amount, 156,556 shares of our common stock were issuable upon the exercise of vested options.

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

WE MAY EXPERIENCE DISRUPTIONS TO OUR BUSINESS DURING PERIODS OF CONTRUCTION RELATED TO OUR ANNOUNCED EXPANSION

Once we begin construction on our announced expansion (scheduled to begin in early 2007), we may experience temporary disruptions to our day-to-day operations which may adversely impact our revenues.

COMPETITIVE TACTICS THAT REQUIRE US TO REACT WITH SIMILAR COMPETITIVE TACTICS MAY ADVERSELY AFFECT OUR RESULTS OF OPERATION

The gaming industry is highly competitive and, from time to time, competitors may employ aggressive tactics in trying to lure our guests away from our Atlantis Casino Resort Spa. Our reactions to these tactics may result in higher than expected costs and expenditures, which could materially adversely affect our results of operations and financial condition.

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

Several Native American casinos have opened in Northern California, one of Reno’s key feeder markets, since the passage of an amendment to the California Constitution allowing for the expansion of Indian casinos in California. A number of these gaming facilities are run by certain experienced Nevada gaming operators. One major facility near Sacramento has been operating since June 2003 and has been very successful, adversely impacting many hotel casinos in Reno. Central and Northern California gaming facilities could provide an alternative to Reno area casinos, especially during certain winter periods when auto travel through the Sierra Nevadas is hampered and during periods when fuel prices are high. This loss of California drive-in customers could adversely effect our operations.

We also believe that the legalization of unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key non-Reno marketing areas, such as San Francisco or Sacramento, could have a material adverse impact on our business.

In the past few years, a number of California Indian tribes have signed compacts with the state that have resulted in significant expansion of Indian gaming operations. The State of California is in the process of negotiating similar compacts with additional Indian tribes. The expansion of California Native American casinos could adversely impact Reno area casino operations and our operations.

Other states are also currently considering legislation enabling the development and operation of casinos or casino-like operations.

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

EFFECTS OF CURRENT ECONOMIC AND POLITICAL CONDITIONS

The terrorist attacks that took place in the United States on September 11, 2001, were unprecedented events that created economic and business uncertainties, especially for the travel and tourism industry. The potential for future terrorist attacks, the national and international responses, and other acts of war or hostility, including the ongoing conflict in Iraq and other parts of the Middle East, have created economic and political uncertainties that could materially adversely affect our business, results of operations, and financial condition in ways we cannot predict.

IF WE LOSE OUR KEY PERSONNEL, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED

We depend on the continued performances of John Farahi, Bob Farahi and Ronald Rowan, our Chief Executive Officer, our President, and our Chief Financial Officer, respectively, and their management team. If we lose the services of the Farahi brothers, or our other senior Atlantis management personnel, and cannot replace such persons in a timely manner, our business could be materially adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2006, our Annual Meeting of Stockholders was held. The following directors were re-elected to two-year terms and the votes received were as follows:

Director	Votes Received	Votes Withheld
John Farahi	13,273,673	3,766,048
Craig F. Sullivan	14,327,298	2,695,860
Charles W. Scharer	14,344,025	2,695,864

Abstentions are effectively treated as votes withheld. The following directors were not up for election, but their terms continue until the 2007 Annual Meeting of Stockholders: Bob Farahi and Ronald Zideck.

ITEM 5. OTHER INFORMATION

On July 26, 2006, we made a formal offer to purchase the 18.95-acre shopping center (the “Shopping Center”) located adjacent to the Atlantis Casino Resort Spa. The Shopping Center is owned by Biggest Little Investments, L.P. (“BLI”). The Company’s offer was formulated and delivered by a committee comprised of the Company’s independent directors. The offer was based on a $27 million cash purchase price.

The Company does not have any management control over the Shopping Center. Three of the Company’s principal stockholders have ownership interests in the general partner of BLI, Maxum LLC, and beneficially own limited partnership interests in BLI. The sole manager of Maxum LLC, Ben Farahi, is one of the Company’s principal stockholders and formerly has held the positions of Co-Chairman of the Board, Secretary, Treasurer and Chief Financial Officer.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No. Description

31.1  Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification of John Farahi, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2       Certification of Ronald Rowan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: August 9, 2006

By: /s/ RONALD ROWAN
------------------------------------
Ronald Rowan,
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description	Page Number
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	30
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	33

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

Date: August 9, 2006

/S/ JOHN FARAHI
John Farahi
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald Rowan, Chief Financial Officer of Monarch Casino & Resort, Inc., certify that:

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

Date: August 9, 2006

/S/ RONALD ROWAN
Ronald Rowan
Chief Financial Officer

EXHIBIT 32.1

MONARCH CASINO & RESORT, INC.
CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 9, 2006

/S/ JOHN FARAHI
John Farahi
Chief Executive Officer

EXHIBIT 32.2

MONARCH CASINO & RESORT, INC.
CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald Rowan, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 9, 2006

/S/ RONALD ROWAN
Ronald Rowan
Chief Financial Officer