Form 10-Q
period 2006-11-08
MONARCH CASINO & RESORT INC
filed 2006-11-09
CIK 907242

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File No. 0-22088

[Missing Graphic Reference]

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

Large Accelerated Filer ☐  Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	19,059,968 shares
Class	Outstanding at November 1, 2006

PART 1. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Casino	$27,716,814	$25,397,320	$77,621,373	$70,322,452
Food and beverage	10,889,609	10,164,356	30,769,768	28,595,670
Hotel	8,101,167	7,296,627	20,580,811	18,668,109
Other	1,408,494	1,272,052	3,839,594	3,460,808
Gross revenues	48,116,084	44,130,355	132,811,546	121,047,039
Less promotional allowances	(6,213,477)	(5,782,463)	(17,644,527)	(16,154,058)
Net revenues	41,902,607	38,347,892	115,167,019	104,892,981
Operating Expenses
Casino	8,991,885	8,189,181	25,483,766	23,676,274
Food and beverage	5,143,751	4,862,299	14,634,537	14,030,259
Hotel	2,206,631	2,024,190	6,312,500	5,863,026
Other	384,033	354,625	1,116,317	999,689
Selling, general, and administrative	11,653,283	9,640,312	35,056,128	28,222,479
Gaming development costs	27,892	13,382	100,724	274,090
Depreciation and amortization	2,139,592	2,113,060	6,430,831	6,251,172
Total operating expenses	30,547,067	27,197,049	89,134,803	79,316,989
Income from operations	11,355,540	11,150,843	26,032,216	25,575,992

Other expense
Interest expense	(15,401)	(301,629)	(74,845)	(890,966)

Income before income taxes	11,340,139	10,849,214	25,957,371	24,685,026

Provision for income taxes	3,969,098	3,762,000	8,996,000	8,550,000

Net income	$ 7,371,041	$ 7,087,214	$16,961,371	$16,135,026

Earnings per share of common stock
Net income
Basic	$ 0.39	$ 0.38	$ 0.89	$ 0.86
Diluted	$ 0.38	$ 0.37	$ 0.88	$ 0.85

Weighted average number of common
shares and potential common
shares outstanding
Basic	19,058,896	18,867,748	18,965,694	18,840,034
Diluted	19,245,639	19,103,711	19,263,869	19,082,667

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
ASSETS	(unaudited)
Current assets
Cash	$ 28,658,340	$ 12,886,494
Receivables, net	3,470,359	3,559,602
Federal income tax refund receivable	-	286,760
Inventories	1,489,634	1,456,453
Prepaid expenses	3,054,855	2,401,619
Deferred income taxes	1,919,043	1,326,224
Total current assets	38,592,231	21,917,152

Property and equipment
Land	10,339,530	10,339,530
Land improvements	3,166,107	3,166,107
Buildings	78,955,538	78,955,538
Building improvements	10,398,814	10,398,814
Furniture & equipment	71,293,190	67,393,755
Leasehold improvements	1,346,965	1,346,965
	175,500,144	171,600,709
Less accumulated depreciation and amortization	(82,299,289)	(76,117,346)
Net property and equipment	93,200,855	95,483,363

Other assets, net	254,122	269,524
Total assets	$ 132,047,208	$ 117,670,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 7,082,667	$ 7,335,630
Accrued expenses	8,199,026	8,722,221
Federal income taxes payable	1,338,218	-
Total current liabilities	16,619,911	16,057,851

Long-term debt, less current maturities	-	8,100,000
Deferred income taxes	5,403,193	5,953,193

Stockholders' equity
Preferred stock, $.01 par value, 10,000,000 shares
authorized; none issued	-	-
Common stock, $.01 par value, 30,000,000 shares
authorized; 19,072,550 shares issued;
19,059,968 outstanding at 9/30/06
18,879,310 outstanding at 12/31/05	190,726	190,726
Additional paid-in capital	22,723,844	17,882,827
Treasury stock, 12,582 shares at 9/30/06
193,240 shares at 12/31/05, at cost	(46,156)	(708,877)
Retained earnings	87,155,690	70,194,319
Total stockholders' equity	110,024,104	87,558,995
Total liabilities and stockholders’ equity	$ 132,047,208	$ 117,670,039

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$ 16,961,371	$ 16,135,026
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	6,430,831	6,251,172
Amortization of deferred loan costs	15,402	137,096
Share-based compensation	2,748,635	-
Provision for bad debt	937,762	143,352
Loss (gain) on disposal of assets	49,259	(32,600)
Deferred income taxes	(1,142,819)	(473,998)
Changes in assets and liabilities
Receivables, net	(561,759)	324,648
Inventories	(33,180)	175,052
Prepaid expenses	(653,236)	(169,154)
Accounts payable	(252,968)	1,603,684
Accrued expenses	(523,191)	(1,135,601)
Federal income taxes payable	1,338,218	1,480,202
Net cash provided by operating activities	25,314,325	24,438,879

Cash flows from investing activities:
Proceeds from sale of assets	38,280	32,600
Acquisition of property and equipment	(4,235,862)	(5,152,158)
Net cash used in investing activities	(4,197,582)	(5,119,558)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,141,262	299,356
Tax benefit of stock option exercise	613,841	-
Principal payments on long-term debt	(8,100,000)	(20,500,000)
Net cash used in financing activities	(5,344,897)	(20,200,644)

Net increase (decrease) in cash	15,771,846	(881,323)

Cash at beginning of period	12,886,494	11,814,778
Cash at end of period	$ 28,658,340	$ 10,933,455

Supplemental disclosure of cash flow information:
Cash paid for interest.	$ 66,659	$ 803,372
Cash paid for income taxes	$ 7,900,000	$ 7,050,000

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

Interim Financial Statements

The accompanying condensed consolidated financial statements for the three and nine-month periods ended September 30, 2006 and 2005 are unaudited. In the opinion of management, all adjustments, (which include normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations for such periods, have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2005. The results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other period.

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

Promotional Allowances

The Company’s frequent player program, Club Paradise, allows members, through the frequency of their play at our casino, to earn and accumulate point values which may be redeemed for a variety of goods and services at the Atlantis. Point values may be applied toward room stays at the hotel, food and beverage consumption at any of the food outlets, gift shop items as well as goods and services at the spa and beauty salon. Point values earned may also be applied toward off-property events such as concerts, shows and sporting events. Point values may not be redeemed for cash.

Awards under the frequent player program are recognized as promotional expenses at the time of redemption.

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

Allowance for Doubtful Accounts

The Company extends short-term credit to its gaming customers. Such credit is non-interest bearing and due on demand. In addition, the Company also has receivables due from hotel guests which are primarily secured with a credit card at the time a customer checks in. An allowance for doubtful accounts is set up for all Company receivables based upon the Company’s historical collection and write-off experience, unless situations warrant a specific identification of a necessary reserve related to certain receivables. The Company charges off its uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables therefore approximates net realizable value.

Stock Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS 123R requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method.

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

Certain Risks and Uncertainties

A significant portion of the Company's revenues and operating income is generated from patrons who are residents of northern California specifically and the greater northwest portion of the United States in general. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Company's operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that gave Native American tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment. Several Native American casinos have opened in northern California since passage of the constitutional amendment. A large Native American casino facility opened in the Sacramento area, one of our primary feeder markets, in June of 2003. Other new Native American casinos are under construction in the northern California market, as well as other markets the Company currently serves, that could have an impact on the Company's financial position and results of operations.

In addition, the Company relies on non-conventioneer visitors partially comprised of individuals flying into the Reno area. The general threat of terrorism combined with the ongoing situation in Iraq and other parts of the Middle East could have an adverse effect on the Company's revenues from this segment. The terrorist attacks that took place in the United States on September 11, 2001, were unprecedented events that created economic and business uncertainties, especially for the travel and tourism industry. The potential for future terrorist attacks, the national and international responses, and other acts of war or hostility including the ongoing situation in Iraq and other parts of the Middle East, have created economic and political uncertainties that could materially adversely affect our business, results of operations, and financial condition in ways we cannot predict.

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

NOTE 2. STOCK-BASED COMPENSATION

The amount, frequency, and terms of share-based awards the Company grants may vary based on competitive practices, Company operating results, and government regulations.

The Company maintains three stock option plans, consisting of the Directors' Stock Option Plan, the Executive Long-term Incentive Plan, and the Employee Stock Option Plan (the "Plans"), which collectively provide for the granting of options to purchase up to 2,250,000 common shares. The exercise price of stock options granted under the Plans is established by the respective plan committees, but the exercise price may not be less than the market price of the Company's common stock on the date the option is granted. The Company stock options typically vest on a graded schedule, typically in equal, one-third increments, although the respective stock option committees have the discretion to impose different vesting periods or modify existing vesting periods. Options expire ten years from the grant date. By their amended terms, the Plans will expire in June 2013.

Current year stock option activity as of and for the nine months ended September 30, 2006:

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	1,117,558	$13.25	-	-
Granted	141,633	26.32	-	-
Exercised	(180,658)	11.88	-	-
Forfeited	(120,000)	13.70	-	-
Expired	-	-	-	-
Outstanding at end of period	958,533	$15.39	8.7 yrs.	$3,836,874
Exercisable at end of period	149,224	$12.28	8.1 yrs.	$1,061,156

Expense Measurement and Recognition

On January 1, 2006, the Company adopted the provisions of SFAS 123R requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method.

Accordingly, for the three and nine-month periods ended September 30, 2006, the Company recognized share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, the Company accounted for share-based awards under the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, but applied APB No. 25 and related interpretations in accounting for the Plans, which resulted in pro-forma compensation expense only for stock option awards. Prior period financial statements have not been adjusted to reflect fair value share-based compensation expense under SFAS 123R.

With the adoption of SFAS 123R, we changed our method of expense attribution for fair value share-based compensation from the straight-line approach to the accelerated approach for all awards granted. The Company anticipates the accelerated method will provide a more meaningful measure of costs incurred and be most representative of the economic reality associated with unvested stock options outstanding. Unrecognized costs related to all share-based awards outstanding at September 30, 2006 totaled approximately $3.6 million and is expected to be recognized over a weighted average period of 1.6 years.

The Company uses historical data and projections to estimate expected employee, executive and director behaviors related to option exercises and forfeitures.

The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Option valuation assumptions for options granted during each quarter were as follows:

	Three Months Ended September 30,
	2006	2005

Expected volatility	45.5%	N/A
Expected dividends	0.0%	N/A
Expected life (in years)
Directors’ Plan	2.5	N/A
Executive Plan	8.4	N/A
Employee Plan	3.2	N/A
Weighted average risk free rate	5.1%	N/A

Weighted average grant date fair value per share of options granted	$6.59	N/A

Total intrinsic value of options exercised	$28,286	$45,754

Cash received for all stock option exercises	$113,881	$18,815
Tax benefit realized for tax return deductions	$114,173	$36,370

The Company did not award any stock options during the three month period ended September 30, 2005.The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. In 2006, the Company determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility.

Reported stock based compensation expense was classified as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Casino	$ 7,775	$ 37,553
Food & beverage	6,869	39,894
Hotel	7,050	36,742
Selling, general & administrative	466,841	2,634,447
Total stock-based compensation, before taxes	488,535	2,748,636
Tax benefit	(170,987)	(962,022)
Total stock-based compensation, net of tax	$317,548	$1,786,614

The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS No. 123R:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$7,087,214	$16,135,026
Pro forma share-based compensation, net of tax	(258,930)	(771,010)
Pro forma net income	$6,828,284	$15,364,016
Basic earnings per share,
As reported:	$0.38	$0.86
Pro forma:	$0.36	$0.82
Diluted earnings per share,
As reported:	$0.37	$0.85
Pro forma:	$0.36	$0.81

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

	Three Months Ended September 30,
	2006		2005
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	19,059	$0.39	18,868	$ 0.38
Effect of Dilutive Stock Options	187	(0.01)	236	(0.01)
Diluted	19,246	$0.38	19,104	$ 0.37

	Nine Months Ended September 30,
	2006		2005
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	18,966	$0.89	18,840	$0.86
Effect of Dilutive Stock Options	298	(0.01)	243	(0.01)
Diluted	19,264	$0.88	19,083	$0.85

Excluded from the computation of diluted earnings per share for the 2005 three and nine-month periods are 20,000 and 38,300 options, respectively, where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. Excluded from the computation of diluted earnings per share for the 2006 three and nine-month periods are 151,633 and 121,633 options, respectively.

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

NOTE 5. RELATED PARTY TRANSACTIONS

On July 26, 2006, the Company made a formal offer to purchase the 18.95-acre shopping center adjacent to its Atlantis Casino Resort Spa (the “Shopping Center”), which is owned by Biggest Little Investments, L.P. (“BLI”). The Company’s offer was formulated and delivered by a committee comprised of the Company’s independent directors. On October 16, 2006, the Committee of the Independent Directors received a letter from counsel to BLI advising the Company that BLI, through its general partner, Maxum, L.L.C., had “decided that such offer is not in the best interest of the partnership’s limited partners and, therefore, will not be entering into negotiations with Monarch.” The Committee of the Independent Directors is considering this response to determine what action, if any should be taken.

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

The Company currently rents various spaces in the Shopping Center which it uses as office and storage space, and paid rent of approximately $21,800 and $67,800 plus common area expenses for the three and nine months ended September 30, 2006, respectively, and approximately $14,900 and $43,750 plus common area expenses for the three and nine months ended September 30, 2005, respectively.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index (“CPI”). The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for three five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $75,000 and $225,000 plus common area maintenance charges for its leased driveway space at the Shopping Center during each of the three and nine-months ended September 30, 2006 and 2005, respectively.

The Company is currently leasing sign space from the Shopping Center. The lease took effect in March 2005 for a monthly cost of $1. The lease was renewed for another year for a monthly lease of $1,000 effective January 1, 2006. The Company paid $3,000 and $9,000 for the leased sign at the Shopping Center for the three and nine-months ended September 30, 2006, respectively, and did not make any payments for the three and nine months ended September 30, 2005.

The Company is currently leasing billboard advertising space from affiliates of its controlling stockholders for a total cost of $0 and $21,000 for the three and nine months ended September 30, 2006, respectively, and $10,500 and $28,000 for the three and nine months ended September 30, 2005, respectively.

Additionally, the Company is currently renting storage space and, through May 2006, the Company also rented office space from a company affiliated with Monarch’s controlling stockholders and expensed approximately $7,000 and $21,000 for such spaces for each of the three and nine-month periods ended September 30, 2006 and expensed approximately $7,000 and $21,000 for the three and nine-month periods ended September 30, 2005.

The Company accounts for its rental expense using the straight-line method over the original lease term. Rental increases based on the change in the CPI are contingent and accounted for prospectively.

Four principal stockholders hold 39% beneficial ownership of the Company’s outstanding common shares as of September 30, 2006.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

On March 10, 2003, the Company announced a plan to repurchase up to 500,000 shares (adjusted for the 2 for 1 stock split effective March 31, 2005), or 2.6%, of the Company’s common stock in open market transactions (the “First Plan”). During 2003, the Company purchased 360,000 shares (adjusted for the 2 for 1 stock split mentioned above) pursuant to the First Plan and made no subsequent purchases. On September 28, 2006, the Company’s Board of Directors terminated the First Plan and authorized a second stock repurchase plan (the “Second Plan”).

Under the Second Plan, the Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company’s common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. The Second Plan does not obligate the Company to acquire any particular amount of common stock and the plan may be suspended at any time at the Company’s discretion. As of September 30, 2006, the Company made no purchases pursuant to the Second Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our unaudited consolidated financial statements and the accompanying notes. Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Such forward-looking information involve important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those discussed herein and elsewhere in our Form 10-K for the year ended December 31, 2005 and in our Form 10-Q for the periods ended March 31, 2006 and June 30, 2006.

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

We are currently working on expansion plans for our existing Atlantis facility which will add approximately 116,000 square feet in the form of an expanded casino floor and various additional amenities. We expect to begin construction in early 2007.

Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.

OPERATING RESULTS SUMMARY

During the third quarter of 2006, we exceeded all previously reported Company quarterly casino, hotel and net revenue amounts, as well as previously reported record income from operations, net income and earnings per share amounts. Higher selling, general and administrative expenses; however, pushed the operating margin for the quarter lower than that of the third quarter of 2005.

(in millions, except per share and margin amounts)	Three Months Ended September 30,		Percentage Increase (Decrease)
	2006	2005	Third Quarter ’06 vs. ‘05
Casino revenues	$27.7	$25.4	9.1%
Food and beverage revenues	10.9	10.2	6.9%
Hotel revenues	8.1	7.3	11.0%
Other revenues	1.4	1.3	7.7%

Net revenues	41.9	38.5	8.8%
Income from operations	11.4	11.2	1.8%

Net income	$7.4	$7.1	4.2%

Earnings per share - Diluted	$0.38	$0.37	2.7%

Operating margin	27.1%	29.1%	(2.0) pts.

(in millions, except per share and margin amounts)	Nine Months Ended September 30,		Percentage Increase (Decrease)
	2006	2005	First Nine Months ’06 vs. ‘05
Casino revenues	$77.6	$70.3	10.4%
Food and beverage revenues	30.8	28.6	7.7%
Hotel revenues	20.6	18.7	10.2%
Other revenues	3.8	3.5	8.6%

Net revenues	115.2	104.9	9.8%
Income from operations	26.0	25.6	1.6%

Net income	$17.0	$16.1	5.6%

Earnings per share - Diluted	$0.88	$0.85	3.5%

Operating margin	22.6%	24.4%	(1.8) pts.

Some significant items that affected our third quarter results in 2006 are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the Liquidity and Capital Resources section.

•
Increases in all our revenue centers, including 9.1% in our casino, 6.9% in our food and beverage, 11.0% in our hotel and 7.7% in our other revenue centers, led to an increase of 9.0% in our gross revenues. This increase, partially offset by a 7.5% increase in promotional allowances, led to a net 8.8% increase in our net revenues.

•
Effective January 1, 2006, we began recognizing expense related to the issuance of stock options in accordance with SFAS 123R. For the third quarter, the Company recorded $489,000 of stock option expense (pre-tax) with no corresponding charge in the prior year. Of this total, $467,000 was reported as SG&A with the balance reported as operating expense in the appropriate revenue center expense line consistent with the assignment of the respective employee receiving the stock option benefit.

•
The Company recognized approximately $15,000 of expense during the quarter related to amortization of fees related to its New Credit Facility (see "THE CREDIT FACILITY" below). We did not incur any other interest expense during the quarter as all bank related debt was paid off in the first quarter of 2006. We incurred approximately $302,000 in interest expense during the third quarter of 2005.

CAPITAL SPENDING AND DEVELOPMENT

Capital expenditures at the Atlantis totaled approximately $4.2 million and $5.2 million during the first nine months of 2006 and 2005, respectively. During the nine months ended September 30, 2006, our capital expenditures consisted primarily of acquisitions of gaming and computer equipment, the installation of a casino high-definition video display system, renovation of our Java Coast Gourmet Coffee and pastry bar, initial design and planning expenditures associated with our Atlantis expansion and ongoing property public area renovations and upgrades. During last year's first nine months, capital expenditures consisted primarily of the replacement of and upgrade to a more energy efficient ventilation and cooling system, acquisitions of gaming and computer systems equipment and continued renovations to the facility.

Future cash needed to finance ongoing maintenance capital spending is expected to be made available from operating cash flow, the New Credit Facility (see "THE CREDIT FACILITY" below) and, if necessary, additional borrowings.

RESULTS OF OPERATIONS

Comparison of Operating Results for the three-month periods ended September 30, 2006 and 2005.

For the three-month period ended September 30, 2006, the Company’s net income was $7.4 million, or $0.38 per diluted share, on net revenues of $41.9 million, an increase over net income of $7.1 million, or $0.37 per diluted share, on net revenues of $38.3 million for the three months ended September 30, 2005. Income from operations for the three months ended September 30, 2006 totaled $11.4 million, a 1.8% increase over the $11.2 million for the same period in 2005. Net income, net revenues and income from operations for the third quarter of 2006 represent new all-time quarterly records for the Company. Compared to last year's third quarter net income increased 4.2%, net revenues increased 8.8% and income from operations increased 1.8%.

Casino revenues totaled $27.7 million in the third quarter of 2006, a 9.1% increase over the $25.4 million in the third quarter of 2005, which was primarily due to increases in slot, poker and keno revenues combined with increased table games revenue driven by a higher table game win percentage in the third quarter of 2006 as compared to the same quarter in 2005. Casino operating expenses amounted to 32.4% of casino revenues in the third quarter of 2006, compared to 32.2% in the third quarter of 2005, with the slight difference representing slightly increased direct operating costs, increased payroll and benefit expenses and increased complimentary expense as a percentage of casino revenues.

Food and beverage revenues totaled $10.9 million in the third quarter of 2006, a 6.9% increase from $10.2 million in the third quarter of 2005, due primarily to a 3.6% increase in the average revenue per food cover combined with an approximate 4.0% increase in the number of food covers served during the quarter. Food and beverage operating expenses amounted to 47.2% of food and beverage revenues during the third quarter of 2006, compared with 47.8% in the 2005 third quarter. The slight margin improvement is due to generally lower costs of sales, payroll and benefit expenses and direct operating costs as a percentage of food and beverage revenues and the effects of menu pricing increases implemented by the Company.

Hotel revenues were $8.1 million for the third quarter of 2006, an increase of 11.0% from the $7.3 million reported in the 2005 third quarter. This increase was the result of increases in both the average daily room rate (“ADR”) and hotel occupancy. Both the 2006 and 2005 third quarter revenues included a $3 per occupied room energy surcharge. During the third quarter of 2006, the Atlantis experienced a 99.9% occupancy rate, as compared to 97.4% during the same period in 2005. The Atlantis' ADR was $80.79 in the third quarter of 2006 compared to $74.69 in the third quarter of 2005. Hotel operating expenses as a percent of hotel revenues decreased slightly to 27.2% in the 2006 third quarter, compared to 27.7% in the 2005 third quarter. The improved margin is primarily due to the increased ADR combined with lower payroll and benefit expenses partially offset by increased direct operating expense as a percentage of hotel revenues.

Promotional allowances increased to $6.2 million in the third quarter of 2006 compared to $5.8 million in the third quarter of 2005. The dollar increase is attributable to continued promotional efforts to generate additional revenues. Promotional allowances as a percentage of gross revenues decreased slightly to 12.9% during the third quarter of 2006, from 13.1% in the third quarter of 2005.

Other revenues increased 7.7% to $1.4 million in the 2006 third quarter compared to $1.3 million in the same period last year.

Depreciation and amortization expense was $2.1 million in each of the 2006 and 2005 third quarters, respectively. Depreciation expense relates primarily to property and equipment purchased in the ordinary course of business to replace old and obsolete equipment with newer, more current equipment.

SG&A expenses amounted to $11.7 million in the third quarter of 2006, a 21.9% increase from $9.6 million in the third quarter of 2005. The increase was the result of expenses related to stock options expense under the provisions of SFAS 123R, increased marketing and promotional expenditures, increased payroll and benefit costs, increased energy costs, increased bad debt expense and increased legal and accounting fees. Of the $2.1 million increase in SG&A expense, approximately $467,000 was from recurring stock option expense for which there was no comparable charge in 2005 as the requirements of SFAS 123R were implemented on January 1, 2006. As a percentage of net revenues, SG&A expenses increased to 27.8% in the third quarter of 2006 from 25.1% in the third quarter of 2005.

The Company did not have any outstanding debt during the 2006 third quarter and, as a result, did not incur any interest expense related to debt during the period. The Company did however, recognize approximately $15,000 of expense related to the amortization of fees related to the New Credit Facility (see "THE CREDIT FACILITY" below). Interest expense for the third quarter of 2005 was $302,000.

Comparison of Operating Results for the nine-month periods ended September 30, 2006 and 2005.

For the nine months ended September 30, 2006, the Company earned net income of $17.0 million, or $0.88 per diluted share, on net revenues of $115.2 million, an increase from net income of $16.1 million, or $0.85 per diluted share, on net revenues of $104.9 million during the nine months ended September 30, 2005. Income from operations for the 2006 nine-month period totaled $26.0 million, compared to $25.6 million for the same period in 2005. Net revenues increased 9.8%, and net income increased 5.6% when compared to the nine-month period ended September 30, 2005.

Casino revenues for the first nine months of 2006 totaled $77.6 million, a 10.4% increase from $70.3 million for the first nine months of 2005, reflecting increases in all gaming revenue areas. Casino operating expenses amounted to 32.8% of casino revenues for the nine months ended September 30, 2006, compared to 33.7% for the same period in 2005, primarily due to reduced complimentary expense and reduced direct operating costs as a percentage of casino revenues, partially offset by a slight increase in payroll and benefit costs as a percentage of casino revenues.

Food and beverage revenues totaled $30.8 million for the nine months ended September 30, 2006, an increase of 7.7% from the $28.6 million for the nine months ended September 30, 2005, due to an approximate 2.1% increase in the number of covers served combined with a 6.2% increase in the average revenue per cover. Food and beverage operating expenses decreased to 47.6% of food and beverage revenues during the 2006 nine-month period, when compared to 49.1% for the same period in 2005. The improvement is due to higher average revenue per cover, reduced costs of sales, reduced payroll and benefit costs and reduced direct operating costs as a percentage of food and beverage revenues.

Hotel revenues for the first nine months of 2006 increased 10.2% to $20.6 million from $18.7 million for the first nine months of 2005, primarily due to increased ADR. Hotel revenues for the first nine months of 2006 and 2005 also include a $3 per occupied room energy surcharge. The Atlantis experienced an increase in the ADR during the 2006 nine-month period to $71.20, compared to $65.27 for the same period in 2005. The occupancy rate increased slightly to 95.4% for the nine-month period in 2006, from 94.5% for the same period in 2005. Hotel operating expenses in the first nine months of 2006 were 30.7% of hotel revenues, an improvement when compared to 31.4% for the same period in 2005. The improved margin was due to the increased ADR and reduced payroll and benefit costs as a percentage of hotel revenues, partially offset by a slight increase in direct operating costs as a percentage of hotel revenue.

Promotional allowances increased to $17.7 million in the first nine months of 2006 compared to $16.2 million in the same period of 2005. The increase is attributable to continued efforts to generate additional revenues. However, promotional allowances as a percentage of gross revenues remained flat at 13.3% during the nine months ended September 30, 2006 and 2005, respectively.

Other revenues were $3.8 million for the nine months ended September 30, 2006, an 8.6% increase from $3.5 million in the same period in 2005.

Depreciation and amortization expense was $6.4 million in the first nine months of 2006, an increase of 1.6% compared to $6.3 million in the same period last year. This depreciation expense primarily relates to property and equipment acquired in the ordinary course of business as part of the Company’s ongoing capital expenditures to replace old and obsolete equipment with newer, more current equipment.

Selling, general and administrative expenses increased 24.5% to $35.1 million in the first nine months of 2006, compared to $28.2 million in the first nine months of 2005, primarily as a result of expenses related to stock options under the requirements of SFAS 123R, increased marketing and promotional expenditures, increased bad debt expense, increased energy costs and increased legal and accounting expenses. Included in the $6.9 million increase in SG&A expense was approximately $1.4 million from recurring stock option expense and an additional approximate $1.2 million related to the accelerated vesting of stock options from the departure of a former executive officer. As a percentage of net revenue, SG&A expenses increased to 30.4% in the 2006 nine-month period from 26.9% in the same period in 2005.

Interest expense for the first nine months of 2006 totaled $75,000, a decrease of 91.6%, compared to $891,000 for the same period one year earlier. The decrease reflects the Company's reduction in debt outstanding (see "THE CREDIT FACILITY" below).

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our daily hotel and casino activities with net cash provided by operating activities.

For the nine months ended September 30, 2006, net cash provided by operating activities totaled $25.3 million, an increase of 3.6% compared to the same period last year. Net cash used in investing activities totaled $4.2 million and $5.1 million in the nine months ended September 30, 2006 and 2005, respectively. During the first nine months of 2006 and 2005, net cash used in investing activities was used primarily in the purchase of property and equipment and continued property renovations and upgrades. Net cash used in financing activities totaled $5.3 million for the first nine months of 2006 compared to $20.2 million for the same period last year. Net cash used in financing activities was primarily for debt reduction in both periods. During the first nine months of 2006, the Company paid off its $8.1 million December 31, 2005 bank debt balance. As a result, at September 30, 2006, the Company increased its cash balance to $28.7 million compared to $10.9 million at September 30, 2005, and $12.9 million at December 31, 2005. As a result of paying off our debt, we began investing our surplus cash in stable, short-term investments, such as certificates of deposit. These investments may be subject to market risk.

The Company has a reducing revolving credit facility with a group of banks (see "THE CREDIT FACILITY" below). At September 30, 2006, the Company had no balance outstanding on the New Credit Facility (as defined below). At September 30, 2006, we had $24 million available to be drawn down under the New Credit Facility should we require such funds.

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is shared between the Atlantis and a shopping center directly adjacent to the Atlantis. The shopping center is controlled by our controlling stockholders (the "Shopping Center"). As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for three five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $75,000 for its leased driveway space at the Shopping Center during the three months ended September 30, 2006.

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

On January 1, 2006, we adopted the provisions of SFAS 123R requiring the measurement and recognition of all share-based compensation under the fair value method. We implemented SFAS 123R using the modified prospective transition method.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the provisions of SFAS No. 157 to determine its impact on our future financial statements.

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

Other factors that may impact current and future results are set forth herein and in our quarterly reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006 and our annual report on Form 10-K for the year ended December 31, 2005.

COMMITMENTS AND CONTINGENCIES

Contractual cash obligations for the Company as of September 30, 2006 over the next five years are as follows:

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Long-Term Debt	$ -	$ -	$ -	$ -	$ -
Operating Leases (1)	4,810,000	370,000	740,000	740,000	2,960,000
Purchase Obligations (2)	1,993,000	1,993,000	-	-	-
Total Contractual Cash Obligations	$6,803,000	$2,363,000	$740,000	$740,000	$2,960,000

(1) Operating leases include $370,000 per year in lease and common expense payments to the shopping center adjacent to the Atlantis (see “OFF BALANCE SHEET ARRANGEMENTS”).

(2) Our open purchase order commitments total approximately $2.0 million. Of the total purchase order commitments, approximately $1.8 million are cancelable by the Company upon providing a 30-day notice.

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

THE CREDIT FACILITY

In 1997 we entered into an $80 million reducing revolving term loan credit facility with a consortium of banks that was to expire on June 30, 2004 (the "Original Credit Facility").

On February 20, 2004, the Original Credit Facility was refinanced (the "New Credit Facility") for $50 million, which included a $46 million payoff of the unpaid balance of the Original Credit Facility. The amount of the New Credit Facility, which is also a reducing revolving facility, could have been increased by up to $30 million on a one-time basis, if requested by us before the second anniversary of the closing date of the New Credit Facility. We did not make this request, and, therefore, the $30 million increase is currently not available to us. At our option, borrowings under the New Credit Facility will accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by us will include a margin added to either the Base Rate or to LIBOR that is tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin can vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and 2.50 percent above LIBOR (under the Original Credit Facility, this margin varied between 0.00 percent and 2.00 percent above the Base Rate, and between 1.50 percent and 3.50 percent above LIBOR). At September 30, 2006, the Company had no Base Rate loans outstanding and had no LIBOR loans outstanding. At September 30, 2006, we had $24 million available to be drawn down under the New Credit Facility.

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

As of September 30, 2006, our Leverage Ratio had been equal to or less than one-to-one for the third consecutive quarter. Per the New Credit Facility, if we achieve a Leverage Ratio equal to or less than one-to-one for two consecutive quarters, our scheduled reduction for the next consecutive fiscal quarter is waived. Management has assumed that we will maintain a leverage ratio equal to or less than one-to-one for the remaining term of the New Credit Facility and, therefore, no principal reductions would be due on any new amounts the Company may borrow on the New Credit Facility until the New Credit Facility matures in 2009.

We paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the term of the New Credit Facility using the straight-line method.

SHORT-TERM DEBT

At September 30, 2006, we had no short-term debt outstanding.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of September 30, 2006, that are subject to market risks. In the second quarter of 2006, we began investing excess cash in stable, short-term investments qualifying as cash equivalents with original maturities of 30 days or less, such as certificates of deposit, which may be subject to market risk; however, we do not believe such market risks to be material.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, (the "Evaluation Date"), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We also evaluated changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This evaluation was carried out under the supervision, and with the participation, of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there have been no significant changes in internal controls or in other factors that have materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. Because the design of a control system is based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

ITEM 1A. RISK FACTORS

Our business prospects are subject to various risks and uncertainties that impact our business. You should carefully consider the following discussion of risks, and the other information provided in this quarterly report on Form 10-Q. Other risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. Furthermore, additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business.

ITEM 6. EXHIBITS

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

Date: November 8, 2006

By: /s/ RONALD ROWAN
------------------------------------
Ronald Rowan,
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit               Page
Number     Description            Number
______  _________________________________________________  _______

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

I, John Farahi, certify that:

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

Date: November 8, 2006

/S/ JOHN FARAHI
John Farahi
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald Rowan, certify that:

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

Date: November 8, 2006

/S/ RONALD ROWAN
Ronald Rowan
Chief Financial Officer

EXHIBIT 32.1

MONARCH CASINO & RESORT, INC.
CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 8, 2006

/S/ JOHN FARAHI
John Farahi
Chief Executive Officer

EXHIBIT 32.2

MONARCH CASINO & RESORT, INC.
CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald Rowan, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 8, 2006

/S/ RONALD ROWAN
Ronald Rowan
Chief Financial Officer