Form 10-K
period 2006-12-31
MONARCH CASINO & RESORT INC
filed 2007-03-16
CIK 907242

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

3800 S. Virginia Street
Reno, Nevada	89502
(Address of Principal Executive Offices)	(ZIP Code)

1175 W. Moana Lane, Suite 200, Reno, Nevada 89509
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Registrant's telephone number, including area code: (775) 335-4600

___________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated Filer [X] Non-accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2006, based on the closing price as reported on The Nasdaq Stock Market (SM) of $28.12 per share, was approximately $389,199,753.

As of March 5, 2007, Registrant had 19,072,634 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 2007 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

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

PART I

ITEM 1. BUSINESS

Monarch Casino & Resort, Inc. (the "Company" or "we"), through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. ("Golden Road"), owns and operates the tropically-themed Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the "Atlantis"). Unless otherwise indicated, "Monarch" or the "Company" refers to Monarch Casino & Resort, Inc. and its Golden Road subsidiary. Monarch was incorporated in 1993 under Nevada law for the purpose of acquiring all of the stock of Golden Road. The principal asset of Monarch is the stock of Golden Road, which holds all of the assets of the Atlantis. Our principal executive offices are located at 3800 S. Virginia Street; Reno, Nevada 89502; telephone (775) 335-4600.

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

THE ATLANTIS CASINO RESORT SPA

Through our Golden Road subsidiary, we own and operate the tropically-themed Atlantis Casino Resort Spa, which is located approximately three miles south of downtown in the generally more affluent and rapidly growing south area of Reno, Nevada. The Atlantis features approximately 51,000 square feet of casino space interspersed with waterfalls, giant artificial palm trees, thatched-roof huts, and other tropical decor; a hotel and a motor lodge with 975 guest rooms; nine food outlets; an enclosed year-round pool with waterfall; an outdoor pool; a health spa; two retail outlets offering clothing and traditional gift shop merchandise; a full service salon for men and women; an 8,000 square-foot family entertainment center; and approximately 25,000 square feet of banquet, convention and meeting room space.

The Reno-Sparks Convention Center is located across the street from the Atlantis, the only hotel-casino within easy walking distance. The Reno-Sparks Convention Center offers approximately 570,000 square feet of exhibition, meeting room, ballroom, and lobby space.

ATLANTIS CASINO

The Atlantis Casino offers approximately 1,450 slot and video poker machines; approximately 38 table games, including blackjack, craps, roulette and others; a sports book (which is operated by an unaffiliated party pursuant to a lease arrangement); Keno; and a poker room.

The following table summarizes the components of our casino revenues for the periods shown:

	Years ended December 31,
	2006	2005	2004
Slot & video poker	81.9%	81.7%	79.7%
Table games	15.1%	15.5%	17.5%
Keno, poker room and sports book rent	3.0%	2.8%	2.8%

The Atlantis offers what we believe are higher than average payout rates on slot machines relative to other northern Nevada casinos and has adopted liberal rules for its blackjack games, including the use of single decks of cards at some tables. We seek to attract high-end players through high quality amenities and services and by extension of gaming credit after a careful credit history evaluation.

HOTEL AND MOTOR LODGE

The Atlantis includes three contiguous high-rise hotel towers with 826 rooms and suites, and a low-rise motor lodge with another 149 rooms, for a total of 975 guest rooms. The first of the three hotel towers, which was completed in April 1991, contains 160 rooms and suites in 13 stories. The 19-story second hotel tower was completed in September 1994 and underwent a $3.8 million complete interior renovation that was completed in March 2004. As part of the renovation, certain suites were expanded and, as a result, five regular hotel rooms were eliminated. The second hotel tower now contains 278 rooms and suites. The third tower was completed in June 1999 and contains 388 rooms and suites in 28 stories. The rooms on the top seven floors in this newest tower are nearly 20% larger than the standard guest rooms and offer key card elevator access, upscale accommodations and a private concierge service.

The Atlantis hotel rooms feature upbeat, colorful interior decorations and furnishings consistent with the Atlantis' tropical theme, as well as nine-foot ceilings (most standard hotel rooms have eight-foot ceilings), which create an open and spacious feel. The newest hotel tower features a four-story waterfall with an adjacent year-round swimming pool in a climate controlled, five-story glass enclosure, which shares an outdoor third floor pool deck with a seasonal outdoor swimming pool and year round whirlpool. A full service salon (the "Salon at Atlantis") overlooks the third floor sundeck and outdoor seasonal swimming pool and offers salon-grade products and treatments for hair, nails, skincare and body services for both men and women. A health spa is located adjacent to the swimming areas. The hotel also features glass elevators rising the full 19 and 28 stories, respectively, of the two taller hotel towers, providing panoramic views of the Reno area and the Sierra Nevada mountain range separating Nevada from California.

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

The average occupancy rate and average daily room rate at the Atlantis for the following periods were:
	Years ended December 31,
	2006	2005	2004
Occupancy rate	93.30%	93.00%	93.60%
Average daily room rate	$69.87	$63.24	$64.16

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

RESTAURANTS AND DINING

The Atlantis has seven restaurants, one snack bar and one gourmet coffee bar, as described below.

•
The 600-seat Toucan Charlie's Buffet & Grill, which offers a wide variety of standard hot food selections, salads and seafood, specialty substations featuring made-to-order items such as Mongolian barbecue, fresh Southwest and Asian specialties, meats roasted in wood-fired rotisserie ovens, two salad stations, and a wide variety of freshly made desserts.

•	The 135-seat, aquatic-themed Atlantis Seafood Steakhouse gourmet restaurant.
•	The 200-seat, upscale MonteVigna Italian Ristorante࿸, featuring a centrally located wine cellar.
•	The Oyster Bar restaurant in the Sky Terrace offering fresh seafood, soups and bisques made to order.
•
The Sushi Bar, also in the Sky Terrace, offering a variety of fresh raw and cooked sushi specialties, including all-you-can-eat lunch and dinner selections. Combined, the Oyster Bar and Sushi Bar can accommodate up to 139 guests.

•	The 178-seat 24-hour Purple Parrot coffee shop.
•	The 122-seat Cafe΄ Alfresco restaurant serving pizzas prepared in a wood-fired, brick oven and a variety of gelato deserts.
•	A gourmet coffee bar, offering specialty coffee drinks, pastries and desserts made fresh daily in the Atlantis bakery.
•	A snack bar and soda fountain serving ice cream and arcade-style refreshments.

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

ATLANTIS IMPROVEMENTS

We have continuously invested in upgrading the Atlantis. Our capital expenditures at the Atlantis were $5.8 million in 2006, $6.1 million in 2005 and $9.7 million in 2004. A summary of capital expenditures for the last three years is as follows (in millions):

	Years ended December 31,
	2006	2005	2004
Cash acquisitions of property and equipment	$5.8	$6.1	$9.1
Financed purchases of property and equipment	-	-	0.6
Total capital expenditures	$5.8	$6.1	$9.7

During 2006, capital expenditures primarily consisted of acquisition of gaming and computer equipment, the installation of a casino high-definition video display system, renovation of our Java Coast Gourmet Coffee and pastry bar, initial design and planning expenditures associated with our Atlantis expansion and ongoing property public area renovations and upgrades. During 2005, capital expenditures primarily consisted of the replacement of and upgrade to our ventilation and cooling system, acquisition of gaming and computer systems equipment, and continued renovations to the facility. During 2004, capital expenditures consisted primarily of renovations to our second tower hotel rooms and suites, the installation of a new slot player tracking system, $1.35 million in leased driveway improvements and continued acquisitions of and upgrades to gaming equipment.

In 2004, we constructed a driveway that is being shared between the Atlantis and the adjacent Sierra Marketplace Shopping Center (the "Shopping Center") that is owned and controlled by affiliates of our chief executive officer and our president. A new traffic signal was erected at mid-block on South Virginia Street, serving the new driveway. As part of this project, we are leasing a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the consumer price index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for 3 five-year terms, and at the end of the extension period, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. We use the leased space for pedestrian and vehicle access to the Atlantis, and we have use of a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The project was completed, the driveway was put into use and we began paying rent on September 30, 2004 (see Part III - ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 22, 2007). The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time (see “Property and Equipment” in Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies”). We remain committed to implementing renovations and upgrades and will consider all capital expenditure projects proposed by our executive officers and key employees.

CURRENT EXPANSION

We expect to begin construction in the second quarter of 2007 on the next expansion phase of the Atlantis. New space to be added to the first floor casino level, the second and third floors and the basement level will total approximately 116,000 square feet. Once complete, the existing casino floor will be expanded by over 10,000 square feet, or approximately 20%. The first floor plans include a redesigned, updated and expanded race and sports book of approximately 4,000 square feet and an enlarged poker room. The plans also include a New York-style deli restaurant. The second floor expansion will create additional ballroom and convention space of approximately 27,000 square feet, doubling our existing facilities. The spa and fitness center will be remodeled and expanded to create an ultra-modern spa and fitness center facility. We also plan to add a pedestrian skywalk over Peckham Street that will connect the Reno-Sparks Convention Center directly to the Atlantis. Construction is expected to take approximately twelve months and is expected to be funded entirely out of existing cash on hand plus cash flow from operations. Excluding the cost of the skywalk, the expansion is estimated to cost approximately $50 million. Final design plans, and the resultant cost estimate, of the skywalk have not been completed.

ADDITIONAL EXPANSION POTENTIAL

LAND CURRENTLY OWNED: Our expansion potential at the current site is twofold. First, we could further expand our existing hotel and casino, thereby giving us more hotel rooms, amenities and more room for additional slot machines. Second, we could expand by developing the 16-acre parcel that we own across the street from the Atlantis. This site is connected to the Atlantis by the Sky Terrace and is currently used for parking and special events related to the Atlantis. Our 16-acre parcel meets all current Reno zoning requirements in the event we decide to build another resort casino or entertainment facility.

EFFORTS TO ACQUIRE ADDITIONAL LAND: On May 3, 2006, Monarch notified Ben Farahi, in his capacity as the manager of Maxum, LLC, the general partner of Biggest Little Investment L.P. (“BLI”), that the board of directors of Monarch wished to commence negotiations for purchasing the 18.95 acre shopping center property (the “Shopping Center”) owned by BLI located adjacent to the Atlantis. On July 26, 2006, Monarch submitted a formal offer, formulated and delivered by a committee comprised of the Company’s independent directors (the “Committee”), to purchase the Shopping Center. On October 16, 2006, the Committee received a letter from counsel to BLI advising the Company that BLI, through its general partner, Maxum, L.L.C., had “decided that such offer is not in the best interest of the Partnership’s limited partners and, therefore, will not be entering into negotiations with Monarch.” The Board of Directors continues to consider expansion alternatives.

Collectively, John Farahi, Bob Farahi and Ben Farahi, beneficially own a controlling interest in BLI through their beneficial ownership interest in Western Real Estate Investments, LLC.

MARKETING STRATEGY

Our revenues and operating income are principally dependent on the level of gaming activity at the Atlantis casino. Our predominant marketing goal is to utilize all of the Atlantis facilities to generate additional casino play. Our secondary goal is to maximize revenues from our hotel, restaurants, cocktail lounges, convention and meeting rooms and other amenities.

Our marketing efforts are directed toward three broad consumer groups: Reno area residents, leisure travelers and conventioneers. We believe the Atlantis' location outside the downtown area, near the airport and across the street from the Reno-Sparks Convention Center makes the facility appealing to all three groups.

RENO AREA RESIDENTS: The Atlantis' proximity to rapidly growing, generally more affluent, south Reno residential areas provides a significant source of middle to upper-middle income gaming customers. We market to Reno area residents (referred to from time to time as "Locals") on the basis of the Atlantis location and accessibility, convenient surface parking, gaming values, ambiance, friendly, efficient service, and quality and relative value of food and beverage offerings, entertainment and promotions.

We believe local gaming customers prefer slot and video poker machines to table games, and prefer video poker machines to reel-spinning (or electronically simulated reel-spinning) slot machines. Accordingly, the Atlantis provides a diverse selection of video poker machines. Moreover, we believe that Reno area residents seek out and frequent casinos with higher payout rates on slot and video poker machines and more liberal rules on table games relative to other northern Nevada casinos. We believe the Atlantis offers higher than average payout rates on slot machines and we have adopted liberal rules for blackjack games, including the use of single decks of cards at some tables. We also utilize a frequent player club called "Club Paradise" to encourage Locals' repeat play at our casino. Members of Club Paradise earn points for their casino play that can be redeemed for complimentary products and services offered by the Atlantis.

LEISURE TRAVELERS: Reno is a popular gaming and vacation destination that enjoys direct freeway access to nearly all major northern California population centers and non-stop air service from most large cities in the western United States and many mid-west and southern population centers such as Chicago, Dallas and Atlanta. The principal segments of Reno's leisure traveler market are independent travelers, package tour and travel customers and high-end players. We attempt to maximize our gaming revenues and hotel occupancy through a balanced marketing approach that addresses each market segment.

Independent travelers make reservations directly with hotels of their choice or through independent travel agents. We believe this market segment is largely comprised of individuals who drive and, to a lesser extent, fly to Reno primarily northern California and the Pacific Northwest. We strive to attract the middle to upper-middle income strata of this consumer segment through advertising and direct marketing in select regions. This segment represents a significant portion of the Atlantis' customers, especially those visiting on weekends.

The package tour and travel segment consists of visitors who utilize travel packages offered by wholesale operators. We market to this segment through relationships with select wholesalers, primarily to generate customer visits and supplement mid-week occupancy.

We welcome direct on-line reservations on the Atlantis' website www.atlantiscasino.com and are also featured on major package tour and travel websites.

We market to high-end players selectively through direct sales. We utilize complimentary rooms, food and beverage, special events and the extension of gaming credit to attract high-end players.

CONVENTIONEERS: Convention business, like package tour and travel, generates mid-week customer visits and supplements occupancy during lower-demand periods. Conventioneers also typically pay higher average room rates than non-conventioneers. We selectively seek convention and meeting groups that we believe will materially enhance the Atlantis' occupancy and daily room rates, as well as those we believe will be more likely to utilize our gaming products. As the only hotel-casino within easy walking distance of the Reno-Sparks Convention Center, the Atlantis is, in our view, uniquely positioned to capitalize on this expanding segment. We believe the Reno-Sparks Convention Center has created, and we expect will continue to create, additional customer traffic for the Atlantis from a market segment that is presently underserved in the Reno area. As described in the “CURRENT EXPANSION” section above, we plan to add a pedestrian skywalk over Peckham Street that will connect the Reno-Sparks Convention Center directly to the Atlantis.

We market to all customer segments, including conventioneers, on the basis of the location, quality and ambiance of the Atlantis facility, gaming values, friendly, efficient service, and the quality and relative value of its rooms, food and beverage offerings, entertainment and promotions.

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

COMPETITION

Competition in the Reno area gaming market is intense. Based on information obtained from the December 31, 2006 Gaming Revenue Report published by the Nevada State Gaming Control Board, there are approximately 13 casinos in the Reno area which generate more than $12.0 million each in annual gaming revenues.

We believe that the Atlantis' competition for Locals comes primarily from other large-scale casinos located outside of downtown Reno that offer amenities that appeal to middle to upper-middle income customers, and secondarily with those casinos located in downtown Reno that offer similar amenities. We compete for Locals primarily on the basis of the desirability of our location, the quality and ambiance of the Atlantis facility, friendly, efficient service, the quality and relative value of its food and beverage offerings, entertainment offerings, promotions and gaming values. We believe the Atlantis' proximity to residential areas in south Reno and its abundant surface parking provide us an advantage over the casinos located in downtown Reno in attracting Locals.

Station Casinos, Inc., a casino operator operating primarily in the Las Vegas market and catering mainly to Locals (“Station”), has acquired three sites in the Reno area and has announced plans to build two casinos, one of which will be located within one mile of our Atlantis Casino Resort Spa. Station is the dominant Locals casino operator in the Las Vegas market. Should Station proceed with its plans, Station will create additional competition for us in the Locals, conventioneer and tour and travel markets and could have a material adverse impact on our business. We also believe, however, that Station’s plans could contribute to the synergies of concentration for casino properties in the Reno area near the Atlantis which could draw gaming patrons away from downtown Reno and that properties in this area, including the Atlantis, could benefit.

We believe that the Atlantis' primary competition for leisure travelers comes from other large-scale casinos, including those located in downtown Reno and those located away from downtown Reno, that offer amenities that appeal to middle to upper-middle income customers. We compete for leisure travelers on the basis of the desirability of our location, the quality and ambiance of the Atlantis facility, friendly, efficient service, the quality and relative value of its rooms and food and beverage offerings, entertainment offerings, promotions and gaming values. We believe that our location away from downtown Reno is appealing to many customers who prefer to avoid the more congested downtown area; however, the Atlantis' location is a disadvantage in that it does not afford us the ability to generate walk-in traffic (except with respect to persons attending events at the Convention Center), which is a significant source of customers for some casinos located in downtown Reno.

We believe that the Atlantis' primary competition for conventioneers comes from other large-scale hotel casinos in the Reno area that actively target the convention market segment, and secondarily from other cities on the U.S. West Coast with large convention facilities and substantial hotel capacity, including Las Vegas. We compete for conventioneers based on the desirability of our location, the quality and ambiance of the Atlantis facility, meeting and banquet rooms designed to appeal to conventions and groups, friendly, efficient service, and the quality and relative value of its rooms and food and beverage offerings. We believe that the Atlantis' proximity to the Reno-Sparks Convention Center affords us a distinct competitive advantage in attracting conventioneers.

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

The constitutional amendment approved by California voters in 1999 allowing the expansion of Indian casinos in California has had an adverse impact on casino revenues in Nevada in general, and many analysts have continued to predict the impact will be more significant on the Reno-Lake Tahoe market. The extent of this continued impact is difficult to predict, but we believe that the impact on us will continue to be mitigated to some extent by the revenue generated from the Reno area residents and our proximity to the Reno-Sparks Convention Center. However, if other Reno area casinos continue to suffer business losses due to increased pressure from California Indian casinos, they may intensify their marketing efforts to Reno-area residents as well. However, we believe our numerous amenities, such as a wide array of restaurants, a video arcade, banquet facilities and surface parking are a key factor in our ability to attract Locals which competitor facilities will not easily be able to match without major capital expenditures.

Certain experienced Nevada gaming operators have agreements to build and manage Indian casino facilities near San Francisco, one of Reno's key feeder markets. Once these facilities receive all the required permits and are built, they could provide an alternative to Reno area casinos, especially during certain winter periods when auto travel through the Sierra Nevada mountain passes is hampered. One major facility near Sacramento has been operating since June 2003 and has been very successful, adversely impacting many hotel casinos in Reno.

We also believe that the legalization of unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' feeder markets, such as San Francisco or Sacramento, could have a material adverse impact on our business.

In June 2004, five California Indian tribes signed compacts with the state of California that allow the tribes to increase the number of slot machines beyond the previous limit of 2,000-per-tribe limit in exchange for higher fees from each of the five tribes. The State of California hopes to execute similar compacts with more Indian tribes.

REGULATION AND LICENSING

The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, referred to as the Nevada Act, and various local regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, and the Reno City Council, referred to collectively as the Nevada Gaming Authorities.

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things:

•	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;
•	the establishment and maintenance of responsible accounting practices and procedures;
•
the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	the prevention of cheating and fraudulent practices; and
•	providing a source of state and local revenues through taxation and licensing fees.

Changes in such laws, regulations and procedures could have an adverse effect on our gaming operations.

Golden Road, our subsidiary which operates the Atlantis, is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. We are registered by the Nevada Gaming Commission as a publicly traded , or Registered Corporation. As such, we are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information that the Nevada Gaming Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Golden Road without first obtaining licenses and approvals from the Nevada Gaming Authorities. Golden Road and Monarch have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Golden Road or Monarch in order to determine whether that individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and key employees of Golden Road must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in gaming activities of Golden Road may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. Applicants for licensing or a finding of suitability must pay all costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities also have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Golden Road or us, the companies involved would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require that we terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

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

The Nevada Gaming Act requires any person who acquires more than 5% of Monarch’s voting securities to report the acquisition to the Nevada Gaming Commission. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor is not deemed to hold voting securities for investment purposes unless they were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action that the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by stockholders;
•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and
•	such other activities as the Nevada Gaming Commission may determine to be consistent with such investment intent.

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

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the Nevada State Gaming Control Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:

•	pay that person any dividend or interest upon voting securities,
•	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person,
•	pay remuneration in any form to that person for services rendered or otherwise, or
•	fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

The Nevada Gaming Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Gaming Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals if, without the prior approval of the Nevada Gaming Commission, it:

•	pays to the unsuitable person any dividend, interest, or any distribution;
•	recognizes any voting right by such unsuitable person in connection with such securities;
•	pays the unsuitable person remuneration in any form; or
•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

We are required to maintain a current stock ledger in Nevada, and the Nevada Gaming Authorities may examine the ledger at any time. If any securities are held in trust by an agent or a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Gaming Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

We may not make a public offering of our securities without the prior approval of the Nevada Gaming Commission if the securities or proceeds there from are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for purposes of constructing, acquiring or financing gaming facilities. Any approval, if granted, does not constitute a finding, recommendation or approval by the Nevada Gaming Commission or the Nevada Gaming Control Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;
•	preserve the beneficial aspects of conducting business in the corporate form; and
•	promote a neutral environment for the orderly governance of corporate affairs.

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

Licensee fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon either:

•	a percentage of the gross revenues received;
•	the number of gaming devices operated; or
•	the number of table games operated.

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

EMPLOYEES

As of February 19, 2007, we had approximately 1,900 employees. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

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

THE GAMING INDUSTRY IS HIGHLY COMPETITIVE AND INCREASED COMPETITION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE OPERATIONS

The gaming industry is highly competitive. As competitive pressures from California Native American casinos increase, other Reno area casinos may intensify their targeting of the Reno area resident market, which is one of our key markets. Increased competitive pressures in the local market could adversely impact our ability to continue to attract local residents to the Atlantis or require us to use more expensive and therefore less profitable promotions to compete more efficiently.

Several Native American casinos have opened in Northern California since passage of the 1999 constitutional amendment. Certain experienced Nevada gaming operators manage Indian casino facilities near Sacramento, one of Reno's key feeder markets. One major facility near Sacramento has been operating since June 2003 and has been very successful, adversely impacting many hotel casinos in Reno. Central and Northern California gaming facilities could provide an alternative to Reno area casinos, especially during certain winter periods when auto travel through the Sierra Nevada mountain passes is hampered. This loss of California drive-in customers could adversely affect our operations.

We also believe that the legalization of unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key non-Reno marketing areas, such as San Francisco or Sacramento, could have a material adverse impact on our business.

In June 2004, five California Indian tribes signed compacts with the state that allow the tribes to increase the number of slot machines beyond the previous 2,000-per-tribe limit in exchange for higher fees from each of the five tribes. The State of California has expressed interest in executing similar compacts with more Indian tribes. The resulting increase in the number of slot machines permitted in California Native American Casinos could further adversely impact Reno area casino operations and our operations.

Other states are also considering legislation that would enable the development and operation of casinos or casino-like operations.

In addition, Native American gaming facilities in California and other jurisdictions in some instances operate under regulatory requirements, less stringent than those imposed on Nevada licensed casinos, which could provide them a competitive advantage in our markets. Moreover, increases in the popularity of, and competition from, Internet and other account wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could have a material adverse effect on our business, financial condition, operating results and prospects.

OUR LOCALS BUSINESS MAY BE ADVERSELY IMPACTED BY THE ENTRY OF STATION CASINOS IN THE RENO MARKET

Station Casinos, Inc., a casino operator operating primarily in the Las Vegas market and catering mainly to Locals (“Station”), has acquired three sites in the Reno area and has announced plans to build two casinos, one of which will be located within one mile of our Atlantis Casino Resort Spa. Station is the dominant Locals casino operator in the Las Vegas market. Should Station proceed with its plans, Station will create additional competition for us in the Locals, conventioneer and tour and travel markets and could have a material adverse impact on our business.

CONSTRUCTION RELATED DISRUPTIONS TO OUR BUSINESS COULD IMPACT OUR BUSINESS OPERATIONS THROUGHOUT THE REMAINDER OF 2007 AND IN THE FIRST HALF OF 2008

As discussed above in “Item 1. Business—Current Expansion,” we intend to commence construction on a $50 million expansion to certain areas of the Atlantis in the second quarter of 2007. The expected construction period of twelve months will continue into the second quarter of 2008. During the construction period, there could be disruptions to our operations from different construction activities on the property. In addition, the presence of construction activity on our property may make it more inconvenient for our patrons to access certain locations at the Atlantis, and certain patrons may elect to patronize other Reno area casinos rather than deal with any construction-related inconveniences. As a result, our business and our results of operations may be adversely impacted during the remainder of 2007 and in the first half of 2008.

COST OVERRUNS AND DELAYS ON EXPANSION PROJECTS COULD ADVERSELY AFFECT OUR BUSINESS

We expect to begin construction in the second quarter of 2007 on the next expansion phase of the Atlantis. A variety of factors outside our control, such as weather and difficulties in obtaining permits or other regulatory approvals, as well as the performance by third party contractors, may result in increased costs or delays in construction. Cost overruns or delays in completing a project could have an adverse effect on our results of operations and cash flows.

OUR BUSINESS MAY BE ADVERSELY IMPACTED IF THE RENO ECONOMY DECLINES

We heavily market to and rely upon business from Reno area residents. In recent years, Reno has enjoyed robust business growth and has attracted a number of technology, product distribution and marketing companies. These businesses have created jobs and helped fuel residential development, including the southwest Reno metropolitan area near the Atlantis. Should there be adverse changes in the business and employment conditions in Reno, our Locals business could be adversely impacted.

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

OUR BUSINESS MAY BE ADVERSELY IMPACTED IF WE ARE UNABLE TO ADEQUATELY STAFF OUR OPERATIONS

The robust business growth Reno has enjoyed in recent years has increased the competition for employees. The new and growing businesses in the area have created job opportunities that at times have exceeded the area’s supply of qualified employees. The unemployment rate in the Reno area has been significantly lower than the national average over the last several years and this trend is expected to continue. If we are unable to attract and retain qualified employees, or if competition for employees results in materially increased wages, our ability to maintain and grow our business could be adversely impacted.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY WEAKENED ECONOMIC CONDITIONS IN CALIFORNIA AND THE PACIFIC NORTHWEST

Because California and the Pacific Northwest are significant markets for our leisure traveler and conventioneer customers, our business may be adversely impacted in the event of weakened economic conditions in those geographical markets.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY DOMESTIC AND INTERNATIONAL EVENTS

The terrorist attacks that took place in the United States on September 11, 2001, were unprecedented events that created economic and business uncertainties, especially for the travel and tourism industry. The potential for future terrorist attacks, the national and international responses, and other acts of war or hostility, including the ongoing conflict in Iraq, have created economic and political uncertainties that could materially adversely affect our business, results of operations and financial condition in ways we cannot predict.

AN OUTBREAK OF HIGHLY INFECTIOUS DISEASE COULD ADVERSELY AFFECT THE NUMBER OF VISITORS TO OUR FACILITIES AND DISRUPT OUR OPERATIONS, RESULTING IN A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS

There have been recent fears concerning the spread of an “avian flu” and cruise ships have reported other highly infectious virus outbreaks. Potential future outbreaks of avian flu or other highly infectious diseases may adversely affect the number of visitors to our property and our business and prospects. Furthermore, an outbreak might disrupt our ability to adequately staff our business and could generally disrupt our operations. If any of our customers or employees is suspected of having contracted certain highly contagious diseases, we may be required to quarantine these customers or employees or the affected areas of our facilities and temporarily suspend part or all of our operations at affected facilities. Any new outbreak of such a highly infectious disease could have a material adverse effect on our financial condition, results of operations and cash flows.

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
We currently do not have material assets or operations other than the Atlantis. As a result, we are entirely dependent upon the Atlantis property for all of our cash flow until we develop other properties.

OUR ABILITY TO INCREASE REVENUES IS LIMITED UNTIL MATERIAL EXPANSION OF OUR OPERATIONS OCCURS

We are solely dependent on our single operation, the Atlantis. Our ability to materially increase revenues and other operating results is limited by capacity constraints at the Atlantis. While an expansion is currently underway, our ability to produce material increases in revenues is relatively limited, unless we complete a material expansion of the Atlantis, open or acquire another hotel-casino, or acquire or combine with another hotel-casino company.

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

OUR INSURANCE COVERAGE MAY NOT BE ADEQUATE TO COVER ALL POSSIBLE LOSSES THAT OUR PROPERTY COULD SUFFER. IN ADDITION, OUR INSURANCE COSTS MAY INCREASE AND WE MAY NOT BE ABLE TO OBTAIN THE SAME INSURANCE COVERAGE IN THE FUTURE

Although we have general property insurance covering damage caused by a casualty loss (such as fire and natural disasters), each such policy has certain exclusions. In addition, our property insurance is in an amount that may be less than the expected replacement cost of rebuilding the complex if there was a total loss. Our level of insurance coverage may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, might not be covered at all under our policies. Therefore, certain acts could expose us to heavy, uninsured losses.

In addition, although we currently have insurance coverage for occurrences of terrorist acts and for certain losses that could result from these acts, our terrorism coverage is subject to the same risks and deficiencies as those described above for our general property coverage. The lack of sufficient insurance for these types of acts could expose us to heavy losses in the event that any damages occur, directly or indirectly, as a result of terrorist attacks or otherwise, which could have a significant negative impact on our operations.

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

Our debt instruments and other material agreements require us to maintain a certain minimum level of insurance. Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements, which would have a material adverse effect on our financial condition, results of operations or cash flows.

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

IF WE LOSE OUR KEY PERSONNEL, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED

We depend on the continued performances of John Farahi and Bob Farahi, our Chief Executive Officer and our President, respectively, and their management team. If we lose the services of the Farahi brothers, or our other senior Atlantis management personnel, and cannot replace such persons in a timely manner, our business could be materially adversely affected.

ADVERSE WINTER WEATHER CONDITIONS IN THE SIERRA NEVADA MOUNTAINS AND RENO-LAKE TAHOE AREA COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Adverse winter weather conditions, particularly snowfall, can deter our customers from traveling or make it difficult for them to drive to the Atlantis. Adverse winter weather would most significantly affect our drive-in customers from northern California and the Pacific Northwest. If the Reno area itself were to experience prolonged adverse winter weather conditions, our results of operations and financial condition could also be materially adversely affected.

CLAIMS HAVE BEEN BROUGHT AGAINST US AND OUR SUBSIDIARY IN VARIOUS LEGAL PROCEEDINGS, AND ADDITIONAL LEGAL AND TAX CLAIMS ARISE FROM TIME TO TIME

It is possible that our cash flows and results of operations could be affected by the resolution of legal and other claims. We believe that the ultimate disposition of current matters will not have a material impact on our financial condition or results of operations. Please see the further discussion under “Legal Proceedings” in Item 3 of this Form 10-K.

ENERGY PRICE INCREASES MAY ADVERSELY AFFECT OUR COST OF OPERATIONS AND OUR REVENUES

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

CHANGES IN REGULATIONS ON LAND USE REQUIREMENTS COULD ADVERSELY IMPACT OUR BUSINESS

A change in regulations on land use requirements with regard to development of new hotel casinos in the proximity of the Atlantis could have an adverse impact on our business, results of operations, and financial condition. A relaxation in such regulations could make it easier for competitors to enter our immediate market. A tightening of such regulations could adversely impact our future expansions opportunities.

OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY HIGH-END PLAYERS' WINNINGS

Although not the major focus of our marketing efforts, we have selectively targeted high-end players since opening our newest tower in 1999. Should one or more of these high-end players win large sums in our casino, or should a material amount of credit extended to such players not be repaid, our results of operations could be adversely impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the SEC staff at the time of filing this Form
10-K.

ITEM 2. PROPERTIES

Our properties consist of:

(a) An approximate 13-acre site in Reno, Nevada on which the Atlantis is situated, including the hotel towers, casino, restaurant facilities and surrounding parking.

(b) An approximately 16-acre site, adjacent to the Atlantis and connected to the Atlantis by the Sky Terrace, which includes approximately 11 acres of paved parking used for customer, employee and valet parking. The remainder of the site is undeveloped. This site is compliant with all casino zoning requirements and is suitable and available for future expansion of the Atlantis facilities, parking, or complementary resort casino and/or entertainment amenities. We have not determined the ultimate use of this site.

(c) Leased land consisting of 37,368 square-feet next door to the Atlantis serving as a driveway entrance to the Atlantis.

ITEM 3. LEGAL PROCEEDINGS

As previously disclosed, litigation was filed against Monarch on January 27, 2006, by Kerzner International Limited (“ Kerzner ") owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada. The case number assigned to the matter is 3:06-cv-00232-ECR (RAM). The complaint seeks declaratory judgment prohibiting Monarch from using the name "Atlantis" in connection with offering casino services other than at Monarch's Atlantis Casino Resort Spa located in Reno, Nevada, and particularly prohibiting Monarch from using the "Atlantis" name in connection with offering casino services in Las Vegas, Nevada; injunctive relief enforcing the same; unspecified compensatory and punitive damages; and other relief. Monarch believes Kerzner's claims to be entirely without merit and is defending vigorously against the suit. Further, Monarch has filed a counterclaim against Kerzner seeking to enforce the license agreement granting Monarch the exclusive right to use the Atlantis name in association with lodging throughout the state of Nevada; to cancel Kerzner's registration of the Atlantis mark for casino services on the basis that the mark was fraudulently obtained by Kerzner; and to obtain declaratory relief on these issues. Litigation is in the discovery phase.

We are party to other claims that arise in the normal course of business. Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock trades on The NASDAQ Stock Market under the symbol MCRI. The following table sets forth the high and low bid prices of our common stock, as reported by The NASDAQ Stock Market, during the periods indicated. Prices prior to March 31, 2005, are adjusted to reflect a 2-for-1 stock split effective on such date.

	2006		2005
	High	Low	High	Low
First quarter	$29.85	$22.44	$21.72	$18.95
Second quarter	$32.97	$25.14	$24.98	$16.56
Third quarter	$28.50	$17.50	$26.32	$14.82
Fourth quarter	$25.74	$19.45	$22.94	$15.50

As of March 5, 2007, there were approximately 87 holders of record of our common stock, and approximately 1,571 beneficial stockholders.

We have never paid dividends. We presently intend to retain earnings and use free cash flow to finance our operating activities, for maintenance and for expansion capital expenditures. We do not anticipate declaring cash dividends in the foreseeable future. Our bank loan agreement also contains provisions that require the achievement of certain financial ratios before we can pay or declare dividends to our stockholders. See Item 8, "FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Note 5."

Securities Authorized for Issuance Under Equity Compensation Plans. See Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management.

(b) Not applicable.

(c) On March 10, 2003, the Company announced a plan to repurchase up to 500,000 shares (adjusted for the 2 for 1 stock split effective March 31, 2005), or 2.6%, of the Company’s common stock in open market transactions (the “First Plan”). During 2003, the Company purchased 360,000 shares (adjusted for the 2 for 1 stock split mentioned above) pursuant to the First Plan and made no subsequent purchases. On September 28, 2006, the Company’s Board of Directors terminated the First Plan and authorized a second stock repurchase plan (the “Second Plan”).

Under the Second Plan, the Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company’s common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. The Second Plan does not obligate the Company to acquire any particular amount of common stock and the plan may be suspended at any time at the Company’s discretion. As of December 31, 2006, the Company made no purchases pursuant to the Second Plan.

 ITEM 6. SELECTED FINANCIAL DATA

Years ended December 31,
Amounts in thousands, except per share amounts
2006			2005		2004		2003		2002
OPERATING RESULTS
Casino revenues	$ 103,333		$ 94,501		$ 84,132		$ 74,956		$ 70,773
Other revenues	72,329		67,165		65,545		59,741		57,641
Gross revenues	175,662		161,666		149,677		134,697		128,414
Promotional allowances	(23,693)		(21,881)		(20,220)		(18,746)		(17,376)
Net revenues	151,969		139,785		129,457		115,951		111,038
Income from operations	33,492	(F1)	33,069	(F2)	26,274	(F3)	17,209	(F4)	17,196	(F5)
Income before income tax	33,860		32,056		24,689		14,572		13,033
Net income	$ 22,080		$ 21,035		$ 16,526		$ 9,606		$ 8,603

INCOME PER SHARE OF COMMON STOCK (F6)
Net income per share
Basic	$ 1.16		$ 1.12		$ 0.88		$ 0.51		$ 0.46
Diluted	$ 1.15		$ 1.10		$ 0.88		$ 0.51		$ 0.45
Weighted average number of common shares and potential common shares outstanding
Basic	18,990		18,849		18,756		18,759		18,916
Diluted	19,275		19,094		18,815		18,825		19,042

OTHER DATA
Depreciation and amortization	$ 8,559		$ 8,379		$ 9,628		$ 10,797		$ 10,320
Other income (expense)	$ 368		$ (1,013)		$ (1,584)		$ (2,638)		$ (3,934)
Capital expenditures (F7)	$ 5,795		$ 6,113		$ 9,710		$ 8,406		$ 6,534

BALANCE SHEET DATA
Total assets	$138,381		$117,670		$118,339		$115,877		$117,480
Current maturities of long-term debt	$ -		$ -		$ -		$ 6,060		$ 8,279
Long-term debt, less current maturities	$ -		$ 8,100		$ 32,400		$ 41,125		$ 52,000
Stockholders' equity (F8)	$115,646		$ 87,559		$ 65,763		$ 48,723		$ 40,301

 Footnotes to Selected Financial Data:
(F1) 2006 includes a $55 thousand loss on disposal of fixed assets
(F2) 2005 includes a $42 thousand gain on disposal of fixed assets.
(F3) 2004 includes a $173 thousand loss on disposal of fixed assets.
(F4) 2003 includes a $133 thousand gain on disposal of fixed assets.
(F5) 2002 includes a $35 thousand gain on disposal of fixed assets
(F6) Per share data and shares outstanding prior to 2005 are adjusted to reflect a 2-for-1 stock split effective March 31, 2005.
(F7) Includes amounts financed with debt or capitalized lease obligations.
(F8) We paid no dividends during the five year period ended December 31, 2006.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

Monarch Casino & Resort, Inc., through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. ("Golden Road"), owns and operates the tropically-themed Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the "Atlantis"). Monarch was incorporated in 1993 under Nevada law for the purpose of acquiring all of the stock of Golden Road. The principal asset of Monarch is the stock of Golden Road, which holds all of the assets of the Atlantis.

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

Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.

OPERATING RESULTS SUMMARY

During 2006, we exceeded all previously reported Company annual casino revenues, net revenues, net income and earnings per share.

Amounts in millions, except per share amounts				Percentage
				Increase / (Decrease)
2006		2005	2004	06 vs 05	05 vs 04
Casino revenues	$103.3	$ 94.5	$ 84.1	9.3%	12.3%
Food and beverage revenues	41.0	38.6	37.3	6.2%	3.3%
Hotel revenues	26.4	23.9	24.3	10.5%	(1.7)%
Other revenues	4.9	4.7	3.9	4.3%	20.5%
Net revenues	152.0	139.8	129.5	8.7%	8.0%
Sales, general and admin exp	46.3	38.1	35.0	21.5%	8.9%
Income from operations	33.5	33.1	26.3	1.2%	25.9%

Net income	22.1	21.0	16.5	5.2%	27.3%

Earnings per share - diluted	1.15	1.10	0.88	4.5%	25.0%

Operating margin	22.0%	23.7%	20.3%	(1.7) pts	3.4 pts

We attribute our improved results to our experienced management team, the superb location of the Atlantis in the more affluent and growing south part of Reno, the quality of our product that drives repeat business, our ability to attract leisure travelers, and our steadily declining interest expense resulting from overall reductions in our outstanding debt.

In 2006, our income from operations increased 1.2% over 2005, while our net income and earnings per diluted share increased 5.2% and 4.5%, respectively. Significant factors that affected our 2006 results are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the Liquidity and Capital Resources section.

•	Net revenues in 2006 increased 8.7% over 2005 due to increases in our casino, food and beverage, hotel and other revenue segments, which increased 9.3%, 6.2%, 10.5% and 4.3%, respectively, over 2005.

•
Effective January 1, 2006, we began recognizing expense related to the issuance of stock options in accordance with SFAS 123R. For the year, we recorded $3.3 million of stock options expense (pre-tax), $3.1 million of which was reported as sales, general and administrative expense with the balance reported as operating expense in the appropriate revenue center expense line consistent with the assignment of the respective employee receiving the stock options benefit. No similar expense is reflected in the financial statements for periods prior to 2006. Of the $3.3 million of stock option expense recorded in 2006, $1.2 million related to a one-time, non-cash charge related to early vesting of stock options for the company’s former Co-Chairman and Chief Financial Officer who resigned in the second quarter of 2006.

•
Sales, general and administrative expenses increased 21.5% over 2005 primarily driven by the stock option expense described above, increased marketing and promotional expenses, higher energy and utilities expense, higher professional fees and higher bad debt expense.

•
We paid off all of our bank related debt in the first quarter of 2006 and began investing available cash in short-term, interest bearing instruments. As a result, interest expense declined in 2006 compared to 2005 by $915,000 while interest income increased by $466,000 over that same period.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain the Atlantis in order to present a fresh product to our guests and to maintain high quality standards.

Capital expenditures at the Atlantis (including non-cash capital expenditures) totaled approximately $5.8 million, $6.1 million and $9.7 million in 2006, 2005, and 2004, respectively. During 2006, capital expenditures primarily consisted of acquisition of gaming and computer equipment, the installation of a casino high-definition video display system, renovation of our Java Coast Gourmet Coffee and pastry bar, initial design and planning expenditures associated with our Atlantis expansion and ongoing property public area renovations and upgrades. During 2005, capital expenditures consisted primarily of the replacement of and upgrade to our ventilation and cooling system, acquisition of gaming and computer systems equipment, and continued renovations to the facility. During 2004, capital expenditures consisted primarily of renovations to our second tower hotel rooms and suites, the installation of a new slot player tracking system, $1.35 million in leased driveway improvements and continued acquisitions of and upgrades to gaming equipment.

In 2004, a driveway was constructed that is being shared between the Atlantis and the adjacent Sierra Marketplace Shopping Center that is owned and controlled by affiliates of our principal stockholders (the "Shopping Center"). As part of this project, we are leasing a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000 subject to increase every 60 months based on the consumer price index. We are also using part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for 3 five-year terms, and at the end of the extension period, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI appraisal. We use the leased space for pedestrian and vehicle access to the Atlantis and we have use of a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. This project was completed, the driveway was put into use and we began paying rent on September 30, 2004 (see Part III - ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 22, 2007). The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time (see “Property and Equipment” in Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies”).

Future cash needed to finance ongoing capital expenditures is expected to be available from cash on-hand and operating cash flow, the Credit Facility (see Item 8, "FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Note 5.") and, if necessary, additional borrowings.

We expect to begin construction in the second quarter of 2007 on the next expansion phase of the Atlantis. New space to be added to the first floor casino level, the second and third floors and the basement level will total approximately 116,000 square feet. Once complete, the existing casino floor will be expanded by over 10,000 square feet, or approximately 20%. The first floor plans include a redesigned, updated and expanded race and sports book of approximately 4,000 square feet and an enlarged poker room. The plans also include a New York-style deli restaurant. The second floor expansion will create additional ballroom and convention space of approximately 27,000 square feet, doubling our existing facilities. The spa and fitness center will be remodeled and expanded to create an ultra-modern spa and fitness center facility. We are currently in negotiations to add a pedestrian skywalk over Peckham Street that will connect the Reno-Sparks Convention Center directly to the Atlantis. Upon completion of an agreement, construction is expected to take approximately twelve months and is expected to be funded entirely out of existing cash on hand plus cash flow from operations. Excluding the cost of the skywalk, the expansion is estimated to cost approximately $50 million. Final design plans, and the resultant cost estimate, of the skywalk have not been completed.

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

Land improvements       15-40 years
Buildings          30-40 years
Building improvements      15-40 years
Furniture            5-10 years
Equipment          5-20 years

Expenditures for maintenance and repairs are expensed as incurred; expenditures for material asset improvements are generally capitalized. We periodically evaluate our fixed and other long-term assets for impairment to ensure that they are appropriately valued.

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

Stockholder Guarantee Fees

All of our bank debt was personally guaranteed by our three largest stockholders since the inception of our original loan agreement on December 29, 1997. Effective January 1, 2001, until February 20, 2004, we compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount. There were no stockholder guarantee fees during the twelve months ended December 31, 2006 and 2005. For the twelve months ended December 31, 2004, we recorded interest expense of approximately $136,000 related to these guarantee fees. The individuals who guaranteed the Original Credit Facility were not required to do so for the New Credit Facility (as defined below).

RESULTS OF OPERATIONS

2006 Compared with 2005

For the year ended December 31, 2006, we earned net income of $22.1 million, or $1.15 per diluted share, on net revenues of $152.0 million, compared to net income of $21.0 million, or $1.10 per diluted share, on net revenues of $139.8 million for the year ended December 31, 2005. Net revenue for 2006 is the highest in Company history. Income from operations totaled $33.5 million for 2006, a 1.2% increase when compared to $33.1 million for 2005. Net income for the year 2006 represents a record high for our Company. We believe the Atlantis continued to benefit in 2006 from the rapid growth occurring in the residential and commercial areas south of the Atlantis in Reno, from the increasing popularity of the Atlantis with visitors to the Reno area and from our commitment to ongoing property upgrades and renovations.

Casino revenues totaled $103.3 million in 2006, up 9.3% from $94.5 million in 2005, driven by increases in slot, table games, poker and Keno win. Revenue from slot and video poker machines ("slot machines") increased approximately 9.6% in 2006 compared to 2005. We believe that increased slot machine play was due to continued effective marketing and continuous upgrade of facilities and equipment. Table game win increased approximately 6.2% in 2006 compared to 2005 due to a higher win percentage partially offset by a decrease in drop. Keno and poker room revenues combined increased approximately 21.7% in 2006 over 2005. Keno write increased approximately 15.1% in 2006 compared to 2005 while poker revenue increased approximately 32.6% compared to 2005 due to continued effective marketing. Casino operating expenses were 33.0% of casino revenues in 2006, a slight improvement from 33.9% in 2005.

Food and beverage revenues increased 6.2% to $41.0 million in 2006 from $38.6 million in 2005, primarily due to a 5.6% increase in average revenue per cover. Food and beverage operating expenses decreased to 47.6% of food and beverage revenues in 2006 compared to 48.7% in 2005, due to increased revenue per cover partially offset by a slight increase in cost of sales per cover and higher operating expenses.

Hotel revenues totaled $26.4 million in 2006, an increase of 10.5% from $23.9 million in 2005. The increase reflects an increase in both the average daily room rate (“ADR”) and occupancy rate during the twelve month period of 2006 compared to the same period in 2005. The Atlantis' ADR was $69.87 in 2006, compared to $63.24 in 2005. The average occupancy rate at the Atlantis was 93.3% in 2006 compared to 93.0% in 2005. Hotel operating expenses decreased slightly to 31.7% of hotel revenues in 2006, compared to 32.2% in 2005. This decrease in operating expenses as a percentage of hotel revenues resulted primarily from the revenue impact of the increased ADR partially offset by increased direct hotel operating expenses.

Promotional allowances increased to $23.7 million in 2006 compared to $21.9 million in 2005. As a percentage of gross revenue, both 2006 and 2005 represent 13.5%. The dollar increase is attributable to continued efforts to generate additional revenues and reflects efforts to ensure that promotional costs are directed toward gaming guests.

Other revenues increased 4.3% in 2006 to $4.9 million from $4.7 million in 2005. The overall increase was primarily driven by a 10.5% increase in gift and sundries retail shops revenue. Other operating expenses were 29.7% of other revenues in 2006, an increase from 28.6% in 2005.

Selling, general and administrative ("SG&A") expenses totaled $46.3 million, or 30.5% of net revenues, in 2006 compared to $38.1 million, or 27.2% of net revenues, in 2005 for a year over year increase of $8.2 million or 21.5%. Effective January 1, 2006, we began recognizing expense related to the issuance of stock options in accordance with SFAS 123R. For the year, we recorded $3.3 million of stock option expense (pre-tax), $3.1 million of which was reported as SG&A expense with the balance reported as operating expense in the appropriate revenue center expense line consistent with the assignment of the respective employee receiving the stock options benefit. No similar expense is reflected in the financial statements for periods prior to 2006. Of the $3.3 million of stock option expense recorded in 2006, $1.2 million related to a one-time, non-cash charge related to early vesting of stock options for the Company’s former Co-Chairman and Chief Financial Officer who resigned in the second quarter of 2006. In addition to stock option expense, significant drivers of this increase in SG&A were increased marketing and promotional expense, higher energy and utilities expense, higher professional fees and higher bad debt expense.

Depreciation and amortization expense was $8.6 million in 2006, an increase of 2.4% compared to $8.4 million in 2005.

Interest expense for 2006 totaled $98,000 compared to $1,013,000 in 2005, a decrease of $915,000, as a result of the repayment of all of our bank related debt in the first quarter of 2006. In that same quarter, we began investing surplus cash in short-term, interest bearing instruments which drove an increase in interest income in 2006 compared to 2005 of $466,000.

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

Casino revenues totaled $94.5 million in 2005, up 12.3% from $84.1 million in 2004, driven by increases in slot, poker and Keno win, partially offset by flat revenues in table game win. Revenue from slot and video poker machines ("slot machines") increased approximately 15.2% in 2005 compared to 2004. We believe that increased slot machine play was due to continued effective marketing and continuous upgrade of facilities and equipment. Table game win decreased approximately 0.2% in 2005 compared to 2004 due to a slightly lower win percentage partially offset by an increase in drop. Keno and poker room revenues combined increased approximately 9.6% in 2005 over 2004. Keno write increased approximately 7.7% in 2005 compared to 2004 while poker revenue increased approximately 10.1% compared to 2004 due to continued effective marketing. Casino operating expenses were 33.9% of casino revenues in 2005, an improvement from 36.3% in 2004. The improved casino margin in 2005 over 2004 was due to improved win percentages, reduced payroll and benefit costs, reduced complimentary costs and reduced direct operating costs as a percentage of casino revenue resulting in more efficient operations.

Food and beverage revenues increased 3.3% to $38.6 million in 2005 from $37.3 million in 2004, primarily due to a 7.1% increase in average revenue per cover, partially offset by a ---4.1% decrease in the number of covers served. Food and beverage operating expenses decreased to 48.7% of food and beverage revenues in 2005 compared to 50.5% in 2004, due to increased revenue per cover, a slight decrease in cost of sales and more efficient operations.

Hotel revenues totaled $23.9 million in 2005, a decrease of 1.7% from $24.3 million in 2004. The decrease reflects a decrease in both the average daily room rate (“ADR”) and occupancy rate during the twelve month period of 2005 compared to the same period in 2004. Year 2005 revenues also included a $3.00 per occupied room energy surcharge that was also assessed during 2004. The Atlantis' ADR was $63.24 in 2005, compared to $64.16 in 2004. The average occupancy rate at the Atlantis was 93.0% in 2005 compared to 93.6% in 2004. Hotel operating expenses decreased slightly to 32.2% of hotel revenues in 2005, compared to 32.3% in 2004. The decreases in ADR and occupancy in 2005 were due to fewer conventions at the adjacent Reno-Sparks Convention Center and the fact that Reno did not host a major bowling tournament in 2005. Conventions typically draw higher room rates. This decrease in operating expenses as a percentage of hotel revenues resulted primarily from reduced direct departmental expenses as a percentage of hotel revenue, partially offset by an increase in payroll and benefit costs as a percentage of hotel revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our daily hotel and casino activities with net cash provided by operating activities. For the years 2006, 2005 and 2004, net cash provided by operating activities totaled $35.2 million, $31.0 million and $25.7 million, respectively. During each of the three years, net cash provided by operating activities was sufficient to fund our day-to-day operating expenses.

Net cash used in investing activities, which consisted of acquisitions of property and equipment, totaled $5.8 million, $6.1 million and $9.1 million in 2006, 2005 and 2004, respectively. Total capital expenditures, including amounts financed, were $5.8 million, $6.1 million and $9.7 million in 2006, 2005 and 2004, respectively.

Net cash used in financing activities, principally related to our ongoing paydown on our outstanding debt, totaled $5.4 million in 2006, $23.9 million in 2005 and $14.5 million in 2004.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of December 31, 2006 and the next five years and thereafter are as follows:

	Payments Due by Period
		less than	1 to 3	4 to 5	more than
	Total	1 year	years	years	5 years
Long-Term Debt	$ -	$ -	$ -	$ -	$ -
Operating Leases(1)	4,717,000	370,000	740,000	740,000	2,867,000
Purchase Obligations(2)	2,054,000	2,054,000	-	-	-
Total Contractual Cash Obligations	$6,771,000	$2,424,000	$740,000	$740,000	$2,867,000

(1) Operating leases include $370,000 per year in lease and common expense payments to the shopping center adjacent to the Atlantis (see Capital Spending and Development).

(2) Our open purchase order commitments total approximately $2.1 million. Of the total purchase order commitments, approximately $1.8 million are cancelable by the Company upon providing a 30-day notice.

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

Under the Second Plan, the Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company’s common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. The Second Plan does not obligate the Company to acquire any particular amount of common stock and the plan may be suspended at any time at the Company’s discretion. As of December 31, 2006, the Company made no purchases pursuant to the Second Plan.

We expect to begin construction in the second quarter of 2007 on the next expansion phase of the Atlantis. New space to be added to the first floor casino level, the second and third floors and the basement level will total approximately 116,000 square feet. Once complete, the existing casino floor will be expanded by over 10,000 square feet, or approximately 20%. The first floor plans include a redesigned, updated and expanded race and sports book of approximately 4,000 square feet and an enlarged poker room. The plans also include a New York-style deli restaurant. The second floor expansion will create additional ballroom and convention space of approximately 27,000 square feet, doubling our existing facilities. The spa and fitness center will be remodeled and expanded to create an ultra-modern spa and fitness center facility. We are currently in negotiations to add a pedestrian skywalk over Peckham Street that will connect the Reno-Sparks Convention Center directly to the Atlantis. Upon completion of an agreement, construction is expected to take approximately twelve months and is expected to be funded entirely out of existing cash on hand plus cash flow from operations. Excluding the cost of the skywalk, the expansion is estimated to cost approximately $50 million. Final design plans, and the resultant cost estimate, of the skywalk have not been completed.

We believe that our existing cash balances, cash flow from operations, equipment financing, and borrowings available under the New Credit Facility will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure requirements; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

THE CREDIT FACILITY

Until February 20, 2004, we had a reducing revolving term loan credit facility with a consortium of banks that was to expire on June 30, 2004, and in the original amount of $80 million but that had been reduced to $46 million at payoff (the "Original Credit Facility").

On February 20, 2004, the Original Credit Facility was refinanced (the "New Credit Facility") for $50 million, which included the $46 million payoff of the unpaid balance of the Original Credit Facility. At our option, borrowings under the New Credit Facility will accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by us will include a margin added to either the Base Rate or to LIBOR that is tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin can vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and 2.50 percent above LIBOR (under the Original Credit Facility, this margin varied between 0.00 percent and 2.00 percent above the Base Rate, and between 1.50 percent and 3.50 percent above LIBOR). At December 31, 2006, we had no borrowings under the New Credit Facility; however, our leverage ratio was such that the pricing for borrowings would have been the Base Rate plus 0.25 percent or LIBOR plus 1.50 percent.

Subject to our February 2007 decision to reduce the total borrowing availability to $5 million as described below, we may utilize proceeds from the New Credit Facility for working capital needs, general corporate purposes and for ongoing capital expenditure requirements at the Atlantis.

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

The New Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of our assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments. The New Credit Facility also contains covenants requiring us to maintain certain financial ratios and contains provisions that restrict cash transfers between Monarch and its affiliates. The New Credit Facility also contains provisions requiring the achievement of certain financial ratios before we can repurchase our common stock. We do not consider the covenants to restrict our operations.

The maturity date of the New Credit Facility is February 23, 2009. Beginning June 30, 2004, the maximum principal available under the Credit Facility was to be reduced over five years by an aggregate of $30.875 million in equal increments of $1.625 million per quarter with the remaining balance due at the maturity date. We may prepay borrowings under the New Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid under the New Credit Facility may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available. At December 31, 2006, our available borrowings were $24.0 million. Effective February 2007, in consideration of our cash balance, cash expected to be generated from operations and to avoid agency and commitment fees, we elected to permanently reduce the available borrowings to $5 million. We may permanently reduce the maximum principal available under the New Credit Facility at any time so long as the amount of such reduction is at least $500,000 and a multiple of $50,000.

We paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the term of the New Credit Facility using the straight-line method.

STOCKHOLDER GUARANTEE FEES

From December 29, 1997 until February 20, 2004, all of our bank debt was personally guaranteed by our three largest stockholders. Effective January 1, 2001 and until February 20, 2004, we compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt. We did not pay any stockholder guarantee fees for the twelve months ended December 31, 2006 or 2005. For the twelve months ended December 31, 2004, we recorded interest expense of approximately $136,000 for these guarantee fees. The individuals who guaranteed our bank debt were not required to guarantee the New Credit Facility, and, as a result, we will no longer incur these expenses.

SHORT-TERM DEBT

At December 31, 2006, we had no slot purchase contracts or other short-term debt outstanding.

STATEMENT ON FORWARD LOOKING INFORMATION

Certain information included herein contains statements that may be considered forward-looking, such as statements relating to projections of future results of operations or financial condition, expectations for our casino, and expectations of the continued availability of capital resources. Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of our operations may vary materially from any forward-looking statement made by us or on our behalf. Forward-looking statements should not be regarded as representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein are subject to include, but are not limited to, those set forth above in the heading “ITEM 1A. Risk Factors.”

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS 156, Accounting for Servicing of Financial Assets - an Amendment of SFAS 140. This Statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. Adoption of this SFAS is required as of January 1, 2007. The Company does not expect that the adoption of SFAS 156 will have a significant impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adoption FIN 48 will be recorded in retained earnings. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS 157 to determine its impact, if any, on the Company’s financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of December 31, 2006 that are subject to market risk.

As of December 31, 2006 we had no outstanding debt subject to market risk; however, we had variable interest rate debt in the amount of approximately $8.1 million as of December 31, 2005 and $32.4 million as of December 31, 2004, which was subject to market risk.

A one percent increase in interest rates would have resulted in an increase in interest expense of approximately $186,000 in 2005 and $397,000 in 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monarch Casino & Resort, Inc.:

We have audited the accompanying consolidated balance sheets of Monarch Casino and Resort, Inc. and Subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monarch Casino & Resort, Inc.:

We have audited management’s assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Monarch Casino & Resort, Inc. and Subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of the Company and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 9, 2007

MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2006	2005	2004
Revenues
Casino	$103,332,559	$94,501,028	$ 84,131,876
Food and beverage	41,037,321	38,564,365	37,333,977
Hotel	26,412,755	23,909,915	24,318,082
Other	4,878,840	4,690,105	3,892,669
Gross revenues	175,661,475	161,665,413	149,676,604
Less promotional allowances	(23,692,521)	(21,880,793)	(20,219,714)
Net revenues	151,968,954	139,784,620	129,456,890
Operating expenses
Casino	34,134,518	31,990,758	30,513,391
Food and beverage	19,533,532	18,795,268	18,859,211
Hotel	8,383,382	7,696,576	7,858,616
Other	1,450,100	1,340,556	1,344,163
Selling, general and administrative	46,309,938	38,073,313	34,979,998
Gaming development costs	106,477	439,984	-
Depreciation and amortization	8,559,374	8,379,033	9,627,870
Total operating expenses	118,477,321	106,715,488	103,183,249
Income from operations	33,491,633	33,069,132	26,273,641
Other income (expense)
Stockholder guarantee fee expense	-	-	(136,164)
Interest income	466,050	257	-
Interest expense	(97,722)	(1,013,377)	(1,448,125)
Total other income (expense)	368,328	(1,013,120)	(1,584,289)
Income before income taxes	33,859,961	32,056,012	24,689,352
Provision for income taxes	11,779,590	11,020,552	8,162,912
Net income	$ 22,080,371	$21,035,460	$ 16,526,440
Earnings per share of common stock
Net income
Basic	$ 1.16	$ 1.12	$ 0.88
Diluted	$ 1.15	$ 1.10	$ 0.88
Weighted average number of
common shares and potential
common shares outstanding:
Basic	18,990,331	18,848,532	18,756,450
Diluted	19,274,847	19,093,777	18,814,686

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets
Cash	$36,985,187	$12,886,494
Receivables, net	3,268,970	3,559,602
Federal income tax refund receivable	-	286,760
Inventories	1,471,667	1,456,453
Prepaid expenses	2,833,126	2,401,619
Deferred income taxes	965,025	1,326,224
Total current assets	45,523,975	21,917,152
Property and equipment
Land	10,339,530	10,339,530
Land improvements	3,166,107	3,166,107
Buildings	78,955,538	78,955,538
Building improvements	10,435,062	10,398,814
Furniture & equipment	72,708,061	67,393,755
Leasehold improvements	1,346,965	1,346,965
	176,951,263	171,600,709
Less accumulated depreciation and amortization	(84,325,578)	(76,117,346)
Net property and equipment	92,625,685	95,483,363
Other assets, net	231,247	269,524
Total assets	$138,380,907	$117,670,039

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
Current liabilities	2006	2005
Accounts payable	$ 8,590,669	$ 7,335,630
Accrued expenses	9,878,851	8,722,221
Federal income taxes payable	16,457	-
Total current liabilities	18,485,977	16,057,851
Long-term debt, less current maturities	-	8,100,000
Deferred income taxes	4,248,614	5,953,193
Stockholders' equity
Preferred stock, $.01 par value, 10,000,000
shares authorized; none issued	-	-
Common stock, $.01 par value, 30,000,000
shares authorized; 19,072,550 shares issued;
19,065,968 outstanding at 12/31/06
18,879,310 outstanding at 12/31/05	190,726	190,726
Additional paid-in capital	23,205,045	17,882,827
Treasury stock, 6,582 shares at 12/31/06
193,240 shares at 12/31/05, at cost	(24,145)	(708,877)
Retained earnings	92,274,690	70,194,319
Total stockholders' equity	115,646,316	87,558,995
Total liabilities and stockholder's equity	$138,380,907	$117,670,039

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2004	18,680,656	$190,726	$ 17,337,272	$32,632,419	$(1,437,614)	$ 48,722,803
Exercise of stock options	131,792		30,637		483,462	514,099
Net income				16,526,440		16,526,440
Balance, December 31, 2004	18,812,448	190,726	17,367,909	49,158,859	(954,152)	65,763,342
Exercise of stock options, including	66,862		514,918		245,275	760,193
related tax benefit
Net income				21,035,460		21,035,460
Balance, December 31, 2005	18,879,310	190,726	17,882,827	70,194,319	(708,877)	87,558,995
Exercise of stock options, including	186,658		1,528,757		684,732	2,213,489
related tax benefit
Share based compensation expense			3,793,461			3,793,461
Net income				22,080,371		22,080,371
Balance, December 31, 2006	19,065,968	$190,726	$ 23,205,045	$92,274,690	$ (24,145)	$ 115,646,316

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$ 22,080,371	$ 21,035,460	$ 16,526,440
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	8,559,374	8,379,033	9,627,870
Amortization of deferred loan costs	38,277	137,096	173,708
Share based compensation	3,273,708	-	-
Provision for bad debts	903,426	550,512	394,065
Loss (gain) on disposal of assets	55,115	(41,636)	172,893
Deferred income taxes	(1,343,380)	(766,817)	1,081,656
Changes in assets and liabilities
Receivables, net	(326,034)	(943,183)	(272,331)
Inventories	(15,214)	(3,756)	(206,728)
Prepaid expenses	(431,507)	(55,377)	(111,469)
Other assets	-	-	(452,065)
Accounts payable	1,255,038	1,587,855	(2,660,112)
Accrued expenses	1,156,630	1,134,254	1,459,395
Federal income taxes payable	16,457	-	-
Net cash provided by operating activities	35,222,261	31,013,441	25,733,322
Cash flows from investing activities:
Proceeds from sale of assets	38,280	41,636	38,954
Acquisition of property and equipment	(5,795,089)	(6,113,220)	(9,149,964)
Net cash used in investing activities	(5,756,809)	(6,071,584)	(9,111,010)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,213,489	429,859	265,747
Deferred tax asset write-off	(203,067)	-	-
Tax benefit of stock option exercise	722,819	-	-
Proceeds from long-term borrowings	-	3,000,000	49,460,304
Principal payments on long-term debt	(8,100,000)	(27,300,000)	(64,244,895)
Net cash used in financing activities	(5,366,759)	(23,870,141)	(14,518,844)
Net increase in cash	24,098,693	1,071,716	2,103,468
Cash at beginning of year	12,886,494	11,814,778	9,711,310
Cash at end of year	$ 36,985,187	$ 12,886,494	$ 11,814,778
Supplemental disclosure of cash flow information:
Cash paid for interest.	$ 66,659	$ 973,314	$ 1,420,230
Cash paid for income taxes	$ 12,300,000	$ 11,250,000	$ 6,570,000
Supplemental schedule of non-cash investing and financing activities:
The Company financed the purchase of property and
equipment in the following amounts	$ -	$ -	$ 560,304

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Monarch Casino & Resort, Inc. ("Monarch"), a Nevada corporation, was incorporated in 1993. Monarch's wholly-owned subsidiary, Golden Road Motor Inn, Inc. ("Golden Road"), operates the Atlantis Casino Resort Spa (the "Atlantis"), a hotel/casino facility in Reno, Nevada. Unless stated otherwise, the "Company" refers collectively to Monarch and its Golden Road subsidiary.

The consolidated financial statements include the accounts of Monarch and Golden Road. Intercompany balances and transactions are eliminated.

On March 16, 2005, the Company declared a 2 for 1 stock split effective March 31, 2005. As a result of the split, 9,536,275 additional shares were issued. Stockholders’ equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying the par value of the additional shares arising from the split from additional paid-in capital to common stock. All references in the financial statements and notes thereto to the number of shares and per share amounts reflect the stock split.

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

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money. Interest capitalization is ceased when the project is substantially complete. The Company did not record capitalized interest during the years ended December 31, 2006, 2005 and 2004.

Stockholder Guarantee Fees

All of the Company's bank debt was personally guaranteed by the Company's three largest stockholders since the inception of our original loan agreement on December 29, 1997. Effective January 1, 2001, until February 20, 2004, the Company compensated the guarantors at the rate of 2% per annum of the quarterly average outstanding bank debt amount. For the year ended December 31, 2004 the Company recorded interest expense of approximately $136,000 for these guarantee fees. The individuals who guaranteed our Original Credit Facility were not required to do so for the New Credit Facility (as defined in NOTE 5. - LONG-TERM DEBT). Therefore, the Company no longer incurs such guarantee fee expenses.

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

Promotional Allowances

Our frequent player program, Club Paradise, allows members, through the frequency of their play at our casino, to earn and accumulate points which may be redeemed for a variety of goods and services at our Atlantis Casino Resort Spa. Points may be applied toward room stays at our hotel, food and beverage consumption at any of our food outlets, gift shop items as well as goods and services at our spa and beauty salon. Points earned may also be applied toward off-property events such as concerts, shows and sporting events. Points may not be redeemed for cash.

Awards under our frequent player program are recognized as promotional expenses at the time of redemption.

The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:

	Years ended December 31,
	2006	2005	2004
Food and beverage	$11,706,382	$11,363,365	$10,393,036
Hotel	2,004,909	1,820,435	1,692,539
Other	504,945	436,430	402,496
	$14,216,236	$13,620,230	$12,488,071

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense, which is included in selling, general & administrative expense, was $3,533,057, $3,321,653 and $3,455,130 for 2006, 2005 and 2004, respectively.

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

Stock Based Compensation

The Company maintains three stock option plans, which are described more fully in Note 7. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its plans. For the years ended December 31, 2005 and 2004, no stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Effective January 1, 2006, the Company adopted the fair value recognitions provisions of FASB Statement 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the year ended January 31, 2006 are $3.3 million and $2.2 lower, respectively, than if it had continued to account for share based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 would have been $1.28 and $1.26, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $1.16 and $1.15, respectively.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $722,819 excess tax benefit for the year ended December 31, 2006 classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans in all periods presented. If the Company had elected to recognize compensation cost on the fair market value at the grant dates for awards under the stock option plans, consistent with the method prescribed by Statement 123, net income and income per share for the years ended December 31, 2005 and 2004 would have been changed to the pro forma amounts indicated below:

	Year ended December 31,
	2005	2004
Net income, as reported	$21,035,460	$16,526,440
Stock based employee compensation expensed determined under the fair value based method for all awards, net of related tax effects	(1,113,398)	(45,264)
Pro forma net income	$19,922,062	$16,481,176

Basic earnings per share
As reported	$ 1.12	$ 0.88
Pro forma	$ 1.06	$ 0.88

Diluted earnings per share
As reported	$ 1.10	$ 0.88
Pro forma	$ 1.04	$ 0.88

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	Years ended December 31,
	2006		2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Net income
Basic	18,990	$ 1.16	18,849	$ 1.12	18,756	$ 0.88
Effect of dilutive stock options	285	(0.01)	245	(0.02)	59	-
Diluted	19,275	$ 1.15	19,094	$ 1.10	18,815	$ 0.88

The following options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and their inclusion would be antidilutive:

	Years ended December 31,
	2006	2005	2004
Options to purchase shares of common stock (in thousands)	122	35	812
Exercise prices	$25.89-$28.25	$19.98-$21.46	$11.69-$17.20
Expiration dates (mo./yr.)	5/16-6/16	4/15-11/15	10/14-11/14

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of bank deposits and trade receivables. The Company maintains its cash in bank, and certificates of deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The Company believes it is not exposed to any significant credit risk on cash and accounts receivable.

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

Certain experienced Nevada gaming operators have agreements to build and manage Indian casino facilities near San Francisco, one of Reno's key feeder markets. One major facility near Sacramento has been operating since June 2003 and has been very successful, adversely impacting many hotel casinos in Reno. Once these facilities receive all the required permits and are built, they could provide an alternative to Reno area casinos, especially during certain winter periods when auto travel through the Sierra Nevada mountain passes is hampered.

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

A change in regulations on land use requirements with regard to development of new hotel casinos in the proximity of the Atlantis could have an adverse impact on our business, results of operations, and financial condition. Also see other factors described in ITEM 1A. RISK FACTORS in the Company’s filing on form 10-K.

Impact of Recently Issued Accounting Standards

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS 156, Accounting for Servicing of Financial Assets - an Amendment of SFAS 140. This Statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. Adoption of this SFAS is required as of January 1, 2007. The Company does not expect that the adoption of SFAS 156 will have a significant impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adoption FIN 48 will be recorded in retained earnings. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS 157 to determine its impact, if any, on the Company’s financial position and results of operations.

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
	December 31,
	2006	2005
Casino	$ 3,338,227	$ 3,390,539
Hotel	1,019,019	749,578
Other	165,021	501,232
	4,522,267	4,641,349
Less allowance for doubtful accounts	(1,253,297)	(1,081,747)
	$ 3,268,970	$ 3,559,602

    The Company recorded bad debt expense of $903,426, $550,512 and $394,065 in 2006, 2005 and 2004, respectively.

NOTE 3. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2006	2005
Accrued salaries, wages and related benefits	$4,714,956	$4,365,618
Progressive slot machine and other gaming accruals	2,539,657	2,286,389
Accrued gaming taxes	660,478	527,996
Accrued interest	25,534	32,749
Other accrued liabilities	1,938,226	1,509,469
	$9,878,851	$8,722,221

NOTE 4. LEASE COMMITMENTS

The Company leases certain furniture and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance, and certain other operating costs of the leased property. The leases on most of the properties contain renewal provisions.

In 2004, a driveway was constructed that is being shared between the Atlantis and the adjacent Sierra Marketplace Shopping Center that is owned and controlled by affiliates of the Company's principal stockholders (the "Shopping Center"). A new traffic signal was erected at mid-block on South Virginia Street, serving the new driveway. As part of this project, the Company is leasing a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company is also using part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension period, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI appraisal. The Company uses the leased space for pedestrian and vehicle access to the Atlantis, and the Company has use of a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The project was completed, the driveway was put into use and the Company began paying rent on September 30, 2004. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time.

The Company accounts for its rental expense using the straight-line method over the original lease term. Rental increases based on the change in the CPI are contingent and accounted for prospectively.

Following is a summary of future minimum payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2006:

Operating Leases
Year ending December 31,
2007	$ 370,000
2008	370,000
2009	370,000
2010	370,000
2011	370,000
Thereafter	2,867,000
Total minimum lease payments	$4,717,000

Rental expense for operating leases amounted to $9,085, $79,383 and $175,596 in 2006, 2005 and 2004, respectively, as reported in selling, general and administrative expenses in the statements of income.

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following:

December 31,
	2006	2005
Amounts outstanding under bank reducing revolving credit facility (the "New Credit Facility"), collateralized by substantially all property and equipment of Golden Road and guaranteed by Monarch, with floating interest rates tied to a base rate approximately equal to the prime rate or LIBOR (at the Company's option) plus a margin which fluctuates according to the Company's ratio of funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The weighted average interest rate was approximately 6.09% at December 31, 2005 (see “The Credit Facility” below	$ -	$ 8,100,000
Less current maturities	-	-
	$ -	$ 8,100,000

THE CREDIT FACILITY

Until February 20, 2004, the Company had a reducing revolving term loan credit facility with a consortium of banks that was to expire on June 30, 2004, and in the original amount of $80 million but that had been reduced to $46 million at payoff (the "Original Credit Facility").

On February 20, 2004, the Original Credit Facility was refinanced (the "New Credit Facility") for $50 million, which included the $46 million payoff of the unpaid balance of the Original Credit Facility. At the Company’s option, borrowings under the New Credit Facility accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest paid by the Company will include a margin added to either the Base Rate or to LIBOR that is tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin can vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and 2.50 percent above LIBOR (under the Original Credit Facility, this margin varied between 0.00 percent and 2.00 percent above the Base Rate, and between 1.50 percent and 3.50 percent above LIBOR). At December 31, 2006, the Company had no borrowings under the New Credit Facility; however, its leverage ratio was such that the pricing for borrowings would have been the Base Rate plus 0.25 percent or LIBOR plus 1.50 percent.

Subject to the Company’s February 2007 decision to reduce the total borrowings available to $5 million as described below, the Company may utilize proceeds from the New Credit Facility for working capital needs, general corporate purposes and for ongoing capital expenditure requirements at the Atlantis.

The New Credit Facility is secured by liens on substantially all of the real and personal property of the Atlantis, and is guaranteed by Monarch. The Original Credit Facility was guaranteed individually by certain controlling stockholders of the Company. These individuals were not required to provide any personal guarantees for the New Credit Facility and, therefore, going forward, the Company will no longer incur guarantee fee expenses.

The New Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of Company assets and covenants restricting the Company’s ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments. The New Credit Facility also contains covenants requiring the Company to maintain certain financial ratios and contains provisions that restrict cash transfers between Monarch and its affiliates. The New Credit Facility also contains provisions requiring the achievement of certain financial ratios before the Company can repurchase its common stock. Management does not consider the covenants to restrict operations.

The maturity date of the New Credit Facility is February 23, 2009. Beginning June 30, 2004, the maximum principal available under the Credit Facility was to be reduced over five years by an aggregate of $30.875 million in equal increments of $1.625 million per quarter with the remaining balance due at the maturity date. The Company may prepay borrowings under the New Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid under the New Credit Facility may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available. At December 31, 2006, available borrowings under the New Credit Facility were $24.0 million. Effective February 2007, in consideration of the Company’s cash balance, cash expected to be generated from operations and to avoid agency and commitment fees, the Company elected to permanently reduce the available borrowings to $5 million. The Company may permanently reduce the maximum principal available under the New Credit Facility at any time so long as the amount of such reduction is at least $500,000 and a multiple of $50,000. The Company paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the term of the New Credit Facility using the straight-line method.

NOTE 6. INCOME TAXES

Income tax provision (benefit) from continuing operations consists of the following:

	Years ended December 31,
	2006	2005	2004
Current provision	$13,157,285	$11,834,750	$7,081,256
Deferred provision (benefit)	(1,377,695)	(814,198)	1,081,656
	$11,779,590	$11,020,552	$8,162,912

Income tax benefits were recognized through stockholders’ equity of $519,751, $330,333 and $248,353 during the years of 2006, 2005 and 2004, respectively, as compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.

The difference between the Company's provision for federal income taxes as presented in the accompanying Consolidated Statements of Income, and the provision for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings.

	Years ended December 31,
	2006	2005	2004
Income tax at the statutory rate	35.0%	35.0%	35.0%
Non-deductible expenses and other	-	-	(1.1)%
Tax credits	(0.2)%	(0.6)%	(0.8)%
	34.8%	34.4%	33.1%

The components of the deferred income tax assets and liabilities at December 31, 2006 and 2005, as presented in the Consolidated Balance Sheets, are as follows:

	2006	2005
DEFERRED TAX ASSETS
Share based compensation	$ 659,231	$ -
Compensation and benefits	393,087	412,354
Bad debt reserves	438,654	378,611
Accrued gaming liabilities	353,360	341,435
Accrued interest	8,937	11,462
Accrued other	199,499	182,362
Deferred income tax asset	$ 2,052,768	$ 1,326,224
DEFERRED TAX LIABILITIES
Impairment of assets	$ (72,260)	$ (72,260)
Depreciation	(4,749,378)	(5,390,693)
Land basis	(285,706)	(285,706)
Real estate taxes	(229,013)	(204,534)
Deferred income tax liability	$(5,336,357)	$(5,953,193)
NET DEFERRED INCOME TAX LIABILITY	$(3,283,589)	$(4,626,969)

NOTE 7. BENEFIT PLANS

Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than statutory limits. For years earlier than 2007, the Company contributed twenty five cents for each dollar contributed by a participant, with a maximum contribution of 4% of a participant's compensation. Effective January 1, 2007, the Company increased its contribution to fifty cents for each dollar contributed by a participant. The Company's matching contributions were approximately $59,774, $46,504, and $44,947, and in 2006, 2005 and 2004, respectively.

NOTE 8. SHARE-BASED COMPENSATION

The Company’s three stock option plans, consisting of the Directors' Stock Option Plan, the Executive Long-term Incentive Plan, and the Employee Stock Option Plan (the "Plans"), which collectively provide for the granting of options to purchase up to 2,250,000 common shares. The exercise price of stock options granted under the Plans is established by the respective plan committees, but the exercise price may not be less than the market price of the Company's common stock on the date the option is granted. The Company stock options typically vest on a graded schedule, typically in equal, one-third increments, although the respective stock option committees have the discretion to impose different vesting periods or modify existing vesting periods. Options expire ten years from the grant date. By their amended terms, the Plans will expire in June 2013 after which no options may be granted.

A summary of the current year stock option activity as of and for the twelve months ended December 31, 2006 is presented below:

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	1,117,558	$13.25	-	-
Granted	330,299	23.75	-	-
Exercised	(186,658)	11.89	-	-
Forfeited	(140,000)	13.91	-	-
Expired	-	-	-	-
Outstanding at end of period	1,121,199	$16.49	8.5 yrs.	$8,283,614
Exercisable at end of period	346,869	$10.85	6.4 yrs.	$3,839,591

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the year and changes during the year ended December 31, 2006, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2006	883,993	$13.27
Granted	330,299	23.75
Vested	(299,962)	12.92
Forfeited	(140,000)	13.91
Nonvested at December 31, 2006	774,330	$18.14

Expense Measurement and Recognition

On January 1, 2006, the Company adopted the provisions of SFAS 123R requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method. Accordingly, for the year ended December 31, 2006, the Company recognized share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, the Company accounted for share-based awards under the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, but applied APB No. 25 and related interpretations in accounting for the Plans, which resulted in pro-forma compensation expense only for stock option awards. Prior period financial statements have not been adjusted to reflect fair value share-based compensation expense under SFAS 123R. See additional discussion at NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. With the adoption of SFAS 123R, we changed our method of expense attribution for fair value share-based compensation from the straight-line approach to the accelerated approach for all awards granted. The Company anticipates the accelerated method will provide a more meaningful measure of costs incurred and be most representative of the economic reality associated with unvested stock options outstanding. Unrecognized costs related to all share-based awards outstanding at December 31, 2006 totaled approximately $4.5 million and is expected to be recognized over a weighted average period of 1.58 years.

The Company uses historical data and projections to estimate expected employee, executive and director behaviors related to option exercises and forfeitures.

The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Option valuation assumptions for options granted during each year were as follows:

	Years ended December 31,
	2006	2005	2004

Expected volatility	38.0%	46.7%	45.5%
Expected dividends	-	-	-
Expected life (in years)
Directors’ Plan	2.5	6.2	4.7
Executive Plan	6.9	9.0	9.0
Employee Plan	2.9	5.5	5.0
Weighted average risk free rate	4.6%	4.0%	3.8%

Weighted average grant date fair value per share of options granted	$ 10.64	$ 9.19	$ 5.26

Total intrinsic value of options exercised	$2,238,390	$1,081,274	$2,457,211

Cash received for all stock option exercises	$2,213,489	$ 429,859	$ 265,747
Tax benefit realized for tax return deductions	$ 519,752	$ 330,333	$ 248,353

The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. In 2006, the Company determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility.

Reported stock based compensation expense was classified as follows:

For the year ended December 31, 2006
Casino	$ 59,685
Food & beverage	51,673
Hotel	47,233
Selling, general & administrative	3,115,117
Total stock-based compensation,
before taxes	3,273,708
Tax benefit	(1,145,797)
Total stock-based compensation,
net of tax	$ 2,127,911

NOTE 9. COMMITMENTS AND CONTINGENCIES

Self Insurance - The Company is self-insured for health care claims for eligible active employees. Benefit plan administrators assist the Company in determining its liability for self-insured claims, and such claims are not discounted. The Company is also self-insured for workers’ compensation. Both plans limit the Company's maximum liability under stop-loss agreements with insurance companies. The maximum liability for health care claims under the stop-loss agreement is $85,000 per claim. The maximum liability for workers’ compensation under the stop-loss agreement is $500,000 per claim.

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

Under the Second Plan, the Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company’s common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. The Second Plan does not obligate the Company to acquire any particular amount of common stock and the plan may be suspended at any time at the Company’s discretion. As of December 31, 2006, the Company made no purchases pursuant to the Second Plan.

As previously disclosed, litigation was filed against Monarch on January 27, 2006, by Kerzner International Limited (“ Kerzner ") owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada. The case number assigned to the matter is 3:06-cv-00232-ECR (RAM). The complaint seeks declaratory judgment prohibiting Monarch from using the name "Atlantis" in connection with offering casino services other than at Monarch's Atlantis Casino Resort Spa located in Reno, Nevada, and particularly prohibiting Monarch from using the "Atlantis" name in connection with offering casino services in Las Vegas, Nevada; injunctive relief enforcing the same; unspecified compensatory and punitive damages; and other relief. Monarch believes Kerzner's claims to be entirely without merit and is defending vigorously against the suit. Further, Monarch has filed a counterclaim against Kerzner seeking to enforce the license agreement granting Monarch the exclusive right to use the Atlantis name in association with lodging throughout the state of Nevada; to cancel Kerzner's registration of the Atlantis mark for casino services on the basis that the mark was fraudulently obtained by Kerzner; and to obtain declaratory relief on these issues. Litigation is in the discovery phase.

The Company expects to begin construction in the second quarter of 2007 on the next expansion phase of the Atlantis. New space to be added to the first floor casino level, the second and third floors and the basement level will total approximately 116,000 square feet. Once complete, the existing casino floor will be expanded by over 10,000 square feet, or approximately 20%. The first floor plans include a redesigned, updated and expanded race and sports book of approximately 4,000 square feet and an enlarged poker room. The plans also include a New York-style deli restaurant. The second floor expansion will create additional ballroom and convention space of approximately 27,000 square feet, doubling the existing facilities. The spa and fitness center will be remodeled and expanded to create an ultra-modern spa and fitness center facility. The Company is currently in negotiations to add a pedestrian skywalk over Peckham Street that will connect the Reno-Sparks Convention Center directly to the Atlantis. Upon completion of an agreement, construction is expected to take approximately twelve months and is expected to be funded entirely out of existing cash on hand plus cash flow from operations. Excluding the cost of the skywalk, the expansion is estimated to cost approximately $50 million. Final design plans, and the resultant cost estimate, of the skywalk have not been completed.

The Company is a defendant in various pending legal proceedings. In the opinion of management, all pending claims in such litigation will not, in the aggregate, have a material adverse effect on the Company's financial position, cash flows or results of operations.

NOTE 10. RELATED PARTY TRANSACTIONS

On July 26, 2006, the Company submitted a formal offer to Biggest Little Investments, L.P. (“BLI”), formulated and delivered by a committee comprised of the Company’s independent directors (the “Committee”), to purchase the 18.95 acre shopping center (the “Shopping Center”) adjacent to the Atlantis Casino Resort Spa. On October 16, 2006, the Committee received a letter from counsel to BLI advising the Company that BLI, through its general partner, Maxum, L.L.C., had “decided that such offer is not in the best interest of the Partnership’s limited partners and, therefore, will not be entering into negotiations with Monarch.” The Board of Directors continues to consider expansion alternatives.

John Farahi, Bob Farahi and Ben Farahi, beneficially own a controlling interest in BLI through their beneficial ownership interest in Western Real Estate Investments, LLC. John Farahi is Co-Chairman of the Board, Chief Executive Officer, Chief Operating Officer and a Director of Monarch. Bob Farahi is Co-Chairman of the Board, President, Interim Treasurer, Interim Secretary and a Director of Monarch. Ben Farahi formerly was the Co-Chairman of the Board, Secretary, Treasurer, Chief Financial Officer and a Director of Monarch. Monarch’s board of directors accepted Ben Farahi’s resignation from these positions on May 23, 2006.

The Company currently rents various spaces totaling approximately 13,000 square feet in the Shopping Center which it uses as office and storage space and paid rent of approximately $95,520 plus common area expenses in 2006. The Company paid rent of approximately $85,730 and $67,200 plus common area expenses in 2005 and 2004, respectively.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The Company paid approximately $300,000 plus common area charges in 2006 and $300,000 and $75,800 plus common area charges in 2005 and 2004, respectively, for its leased driveway space at the Shopping Center.

The Company is currently leasing sign space from the Shopping Center. The lease took effect in March 2005 for a monthly cost of $1. The lease was renewed for another year with a monthly lease of $1,000 effective January 1, 2006. The Company paid $12,000 for the twelve months ended December 31, 2006 and did not make any payments during 2005.

On September 23, 2003, the Company entered into an option agreement with an affiliate of its principal stockholders to purchase property in South Reno for development of a new hotel casino. Through the property owner, the Company filed an application with the City of Reno for both master plan and zoning changes for 13 acres of the property. On January 20, 2005, the City of Reno Planning Commission approved the application for zoning change on the property; the Reno City Council would next have to approve the application. On April 13, 2005, the Reno City Council rejected the application for master plan and zoning change. As a result of the City Council’s decision, the Company expensed in 2005 a charge of approximately $289,000 in gaming development costs related to the potential new hotel casino. The option agreement was set to expire on September 15, 2005 and the Company’s Board of Directors voted to let the agreement expire on such date without exercising the option to purchase.

The Company is currently leasing billboard advertising space from affiliates of its principal stockholders for a total cost of $42,000 in 2006, $31,500 in 2005 and $53,000 in 2004.

The Company is currently renting office and storage space from a company affiliated with Monarch’s principal stockholders and paid rent of approximately $26,000 in 2006, $28,000 in 2005 and $27,900 in 2004. Effective December 2006, Monarch’s principal stockholders sold this building and the Company continues to rent space from the new owner who is not a related party to Monarch.

NOTE 11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$35,605,134	$37,622,776	$41,748,378	$36,992,666	$151,968,954
Operating expenses	28,253,119	30,334,617	30,547,067	29,342,518	118,477,321
Income from operations	7,352,016	7,288,159	11,201,310	7,650,148	33,491,633
Net income	4,768,098	4,822,232	7,371,041	5,119,000	22,080,371
Income per share of common stock
Basic	$ 0.25	$ 0.25	$ 0.39	$ 0.27	$ 1.16
Diluted	$ 0.25	$ 0.25	$ 0.38	$ 0.27	$ 1.15

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$31,562,702	$34,982,387	$38,347,892	$34,891,896	$139,784,877
Operating expenses	25,373,622	26,746,318	27,197,049	27,398,499	106,715,488
Income from operations	6,189,080	8,236,069	11,150,843	7,493,397	33,069,389
Net income	3,853,706	5,194,106	7,087,214	4,900,434	21,035,460
Income per share of common stock
Basic	$ 0.20	$ 0.28	$ 0.38	$ 0.26	$ 1.12
Diluted	$ 0.20	$ 0.27	$ 0.37	$ 0.26	$ 1.10

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 22, 2007.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 22, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Following is information related to the Company’s equity compensation.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (F1)	1,121,199	$16.49	575,383

Equity compensation plans not approved by security holders	-	-	-
Total	1,121,199	$16.49	575,383

(F1) Includes the 1993 Directors’ Stock Option Plan, 1993 Employee Stock Option Plan and 1993 Executive Long-Term Incentive Plan, as amended.

Additional information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 22, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 22, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 22, 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

Included in Part II of this report:

a) Report of Independent Registered Public Accounting Firm

b) Consolidated Statements of Income for the years ended December 31, 2006,
2005 and 2004.

c) Consolidated Balance Sheets at December 31, 2006, and 2005.

  d) Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2006, 2005 and 2004.

e) Consolidated Statements of Cash Flows for the years ended December 31,
2006, 2005 and 2004.

  f) Notes to Consolidated Financial Statements.

(a) 2. Financial Statements Schedules

Schedule II. - VALUATION AND QUALIFYING ACCOUNTS
Year ended December 31,	Balance at beginning of year	Charged to costs and expenses	Deductions (F1)	Other	Balance at end of year
2004
Allowance for doubtful accounts	$1,030,618	$394,065	($624,000)	$ -	$ 800,683
2005
Allowance for doubtful accounts	$ 800,683	$550,512	($269,448)	$ -	$1,081,747
2006
Allowance for doubtful accounts	$1,081,747	$903,426	($731,876)	$ -	$1,253,297

(F1) The Company reviews receivables monthly and, accordingly, adjusts the allowance for doubtful accounts monthly. The Company records write-offs annually. The amount charged to Costs and Expenses reflects the bad debt expense recorded in the consolidated statements of income, while the amount recorded for Deductions reflects the adjustment to actual allowance for doubtful accounts reserve at the end of the period.

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

   4.02  Amended and Restated Monarch Casino & Resort, Inc. 1993 Directors' Stock Option Plan is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-022088) for the fiscal year ended December 31, 1998, Item 14(c), Exhibit 4.02.

4.03
Amended and Restated Monarch Casino & Resort, Inc. 1993 Executive Long-Term Incentive Plan is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended
         December 31, 1997, Item 14(c), Exhibit 4.03.

4.04
Amended and Restated Monarch Casino & Resort, Inc. 1993 Employee Stock Option Plan is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1997, Item 14(c), Exhibit 4.04.

        4.05  Second Amendment to Monarch Casino & Resort, Inc. 1993 Directors’ Stock Option Plan is incorporated herein by reference to the Company's Proxy Statement (SEC File 0-22088) in relation to the Company’s 2003 Annual Meeting of Stockholders Exhibit A-1.

        4.06  Second Amendment to Monarch Casino & Resort, Inc. 1993 Employee Stock Option Plan is incorporated herein by reference to the Company's Proxy Statement (SEC File 0-22088) in relation to the Company’s 2003 Annual Meeting of Stockholders Exhibit A-2.

        4.07  Second Amendment to Monarch Casino & Resort, Inc. 1993 Executive Long-Term Incentive Plan is incorporated herein by reference to the Company's Proxy Statement (SEC File 0-22088) in relation to the Company’s 2003 Annual Meeting of Stockholders Exhibit A-3.

        4.08  Third Amendment to Monarch Casino & Resort, Inc. 1993 Employee Stock Option Plan.

        4.09  Third Amendment to Monarch Casino & Resort, Inc. 1993 Executive Long-Term Incentive Plan.

        10.01  Non-standardized 401(k) Plan Adoption Agreement between Monarch Casino & Resort, Inc. and Smith Barney Shearson dated November 7, 1995 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 10.21.

        10.02  Trademark Agreement between Golden Road Motor Inn, Inc. and Atlantis Lodge, Inc., dated February 3, 1996 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 10.23.

     10.03 Credit Agreement, dated as of February 20, 2004, among Golden Road MotorInn, Inc. as Borrower, Monarch Casino & Resort, Inc., as Guarantor, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders and Swingline Lender is incorporated herein by reference to the Company's Form 8-K report (SEC File 0-22088) dated March 8, 2004, Exhibit 99.1.

        10.04  Lease Agreement and Option to Purchase dated as of January 29, 2004, between Golden Road Motor Inn, Inc. as Lessee and Biggest Little Investments, L.P. as Lessor is incorporated herein by reference to the Company's Form 10-K (SEC File 0-22088) dated March 11, 2004, Exhibit 10.18.

    10.05 First Amendment, dated as of February 8, 2007, to the Credit Agreement, dated as of February 20, 2004, among Golden Road Motor Inn, Inc. as Borrower, Monarch Casino & Resort, Inc., as Guarantor, the Lenders as
                       defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders and Swingline Lender.

        21.01  Amended and Restated List of Subsidiaries of Monarch Casino & Resort, Inc. incorporated herein by reference to the Company’s Form 10-K (SEC file 0-22088) dated March 14, 2006.

           23.1  Consent of Independent Registered Public Accounting Firm.

           31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: March 14, 2007    By: /s/ RONALD ROWAN
                  Ronald Rowan, Chief Financial Officer
 and Treasurer (Principal Financial
 Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature        Title                    Date

/S/ JOHN FARAHI     Co-Chairman of the Board of Directors     March 14, 2007
John Farahi      Chief Executive Officer (Principal
                                                    Executive Officer) and Director

/S/ BOB FARAHI       Co-Chairman of the Board of Directors,      March 14, 2007
Bob Farahi       President, and Director

/S/ RONALD ROWAN      Treasurer and Chief Financial Officer       March 14, 2007
Ronald Rowan    (Principal Financial Officer and
      Principal Accounting Officer)

/S/ CHARLES W. SCHARER Director         March 14, 2007
Charles W. Scharer

/S/ CRAIG. F. SULLIVAN Director         March 14, 2007
Craig F. Sullivan

/S/ RONALD R. ZIDECK Director         March 14, 2007
Ronald R. Zideck

EXHIBIT 10.05

FIRST AMENDMENT, DATED AS OF February 8, 2007, TO THE CREDIT AGREEMENT, DATAED AS OF FEBRUARY 20, 2004, AMONG GOLDEN ROAD MOTOR INN, INC. AS BORROWER, MONARCH CASINO & RESORT, INC., AS GUARANTOR, THE LENDERS AS DEFINED THEREIN, AND WELLS FARGO BANK AS ADMINISTRATIVE AND COLLATERAL AGENT FOR THE LENDERS AND SWINGLINE LENDER.

FIRST AMENDMENT TO
CREDIT AGREEMENT

THIS FIRST AMENDMENT TO CREDIT AGREEMENT ("First Amendment") is made and entered into as of the 8th day of February, 2007, by and among GOLDEN ROAD MOTOR INN, INC., a Nevada corporation (the "Borrower") and MONARCH CASINO & RESORT, INC., a Nevada corporation ("Guarantor"), each financial institution whose name is set forth on the signature pages of this First Amendment (each individually a "Lender" and collectively the "Lenders"), WELLS FARGO BANK, National Association, as the swingline lender (herein in such capacity, together with its successors and assigns, the "Swingline Lender"), and WELLS FARGO BANK, National Association, as the issuer of letters of credit (in such capacity, together with its successors and assigns, the "L/C Issuer"), WELLS FARGO BANK, National Association, as administrative and collateral agent for the Lenders, Swingline Lender and L/C Issuer (herein, in such capacity, called the "Agent Bank" and, together with the Lenders, Swingline Lender and L/C Issuer, collectively referred to as the "Banks").

R_E_C_I_T_A_L_S:

WHEREAS:

A.  Borrower, Guarantor and Banks entered into a Credit Agreement dated as of February 20, 2004 (the "Existing Credit Agreement") for the purpose of establishing a revolving line of credit in the initial principal amount of Fifty Million Dollars ($50,000,000.00), including a subfacility for the funding of swingline advances up to the maximum aggregate amount of Two Million Five Hundred Thousand Dollars ($2,500,000.00) at any time outstanding and a subfacility for the issuance of letters of credit up to the maximum aggregate amount of Two Million Five Hundred Thousand Dollars ($2,500,000.00).

B.  For the purpose of this First Amendment, all capitalized words and terms not otherwise defined herein shall have the respective meanings and be construed herein as provided in Section 1.01 of the Existing Credit Agreement and any reference to a provision of the Existing Credit Agreement shall be deemed to incorporate that provision as a part hereof, in the same manner and with the same effect as if the same were fully set forth herein.

C.  Borrower desires to amend the Existing Credit Agreement for the following purposes:

(i) Decreasing the Aggregate Commitment from its present level of Twenty-Four Million Dollars ($24,000,000.00) to Five Million Dollars ($5,000,000.00);

(ii) Restating the Aggregate Commitment Reduction Schedule and deleting the requirement to make any Scheduled Reductions prior to the Maturity Date;

(iii) Restating the definition of Applicable Margin;

(iv) Restating the requirements set forth in subsections 5.08(e) and (f); and

(v) Removing and terminating the Syndication Interests of each of the Lenders, other than Wells Fargo Bank, National Association ("WFB") and restating the Schedule of Lenders' Proportions in Credit Facility as of the First Amendment Effective Date for the purpose of showing WFB as the holder of one hundred percent (100%) of the Syndication Interests in the Credit Facility.

D.  Subject to the terms, provisions and conditions hereinafter set forth, Lenders have agreed to the amendments, revisions and modifications set forth in this First Amendment.

NOW, THEREFORE, in consideration of the foregoing and other good and valuable considerations, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree to the amendments and modifications to the Existing Credit Agreement as specifically hereinafter provided as follows:

1.  Definitions. As of the First Amendment Effective Date, Section 1.01 of the Existing Credit Agreement entitled "Definitions" shall be and is hereby amended to include the following definitions. Those terms which are currently defined by Section 1.01 of the Existing Credit Agreement and which are also defined below shall be superseded and restated by the applicable definition set forth below:

"Aggregate Commitment" shall mean, as of the First Amendment Effective Date, reference to the aggregate amount committed by Lender for advance to or on behalf of the Borrower as Borrowings under the Credit Facility up to the maximum principal amount of Five Million Dollars ($5,000,000.00), as may be reduced from time to time by (i) Voluntary Permanent Reductions and/or (ii) Mandatory Commitment Reductions.

"Aggregate Commitment Reduction Schedule" shall mean the Aggregate Commitment Reduction Schedule marked "Schedule 2.01(c)", affixed to the First Amendment and by this reference incorporated herein and made a part hereof, which revised Schedule 2.01(c) shall fully supersede and restate Schedule 2.01(c) attached to the Existing Credit Agreement.

"Applicable Margin" means for any Base Rate Loan or LIBOR Loan, the applicable percentage amount to be added to the Base Rate or LIBO Rate, as the case may be, on and after the First Amendment Effective Date and continuing on each Rate Adjustment Date until Bank Facility Termination, the margin rates as set forth in Table One below in each instance based on the Leverage Ratio calculated with regard to the Borrower as of each Fiscal Quarter end, commencing with the Fiscal Quarter ending December 31, 2006, together with the immediately preceding three (3) Fiscal Quarters on a four (4) Fiscal Quarter basis:

	TABLE ONE		TABLE TWO
Leverage Ratio	Base Rate Margin	LIBO Rate Margin	Commitment Percentage
Greater than or equal to 2.25 to 1.00	0.75%	1.75%	0.350%
Greater than or equal to 1.50 to 1.00 but less than 2.25 to 1.00	0.50%	1.50%	0.300%
Greater than or equal to 0.75 to 1.0 but less than 1.50 to 1.00	0.25%	1.25%	0.250%
Less than 0.75 to 1.00	0.00%	1.00%	0.200%

"Credit Agreement" shall mean the Existing Credit Agreement as amended by the First Amendment, together with all Schedules, Exhibits and other attachments thereto, as it may be further amended, modified, extended, renewed or restated from time to time.

"Existing Credit Agreement" shall have the meaning set forth in Recital Paragraph A of the First Amendment.

"First Amendment" shall have the meaning set forth in the Preamble of the First Amendment to Credit Agreement.

"First Amendment Effective Date" shall mean the date upon which each of the conditions precedent set forth in Paragraph 6 of the First Amendment has been fully satisfied.

"Schedule of Lenders' Proportions in Credit Facility" shall mean, as of the First Amendment Effective Date, the Schedule of Lenders' Proportions in Credit Facility, a copy of which is marked "Schedule 2.01(a)", affixed to the First Amendment and by this reference incorporated herein and made a part hereof, setting forth the respective Syndication Interest and maximum amount to be funded under the Credit Facility by Lender, as the same may be amended, modified or restated from time to time in connection with an Assignment and Assumption Agreement, which revised Schedule 2.01(a) shall fully restate and supersede Schedule 2.01(a) attached to the Existing Credit Agreement.

2.  Commitment Decrease. From and after the First Amendment Effective Date, the Aggregate Commitment shall be and is hereby reduced to Five Million Dollars ($5,000,000.00).

3.  Restatement of Section 2.01(a). As of the First Amendment Effective Date, Section 2.01(a) of the Existing Credit Agreement shall be and is hereby fully amended and restated in its entirety as follows:

"a. Subject to the conditions and upon the terms hereinafter set forth and in accordance with the terms and provisions of the Revolving Credit Note, on and after the Closing Date Lenders severally agree in the proportions set forth on the Schedule of Lenders' Proportions in Credit Facility to lend and advance Borrowings to Borrower, up to the Aggregate Commitment in the amount of Five Million Dollars ($5,000,000.00), in such amounts as Borrower may request by Notice of Borrowing duly executed by an Authorized Officer and delivered to Agent Bank from time to time as provided in Section 2.03. All outstanding principal and accrued and unpaid interest shall be fully paid on the Maturity Date."

4.  On and after the First Amendment Effective Date:

The definitions of "Aggregate Commitment", "Aggregate Commitment Reduction Schedule", "Applicable Margin" and "Schedule of Lenders' Proportions in Credit Facility" shall be deemed fully amended and restated by the definitions set forth in the First Amendment;

The definition of "Scheduled Reductions" shall be and is hereby deleted in its entirety from the Credit Agreement;

Section 2.01(e) entitled "Commitment Increase" and Section 2.01(f) entitled "Waiver of Scheduled Reductions" shall be and are hereby deleted in their entirety; and

WFB shall be the sole Lender under the Credit Agreement and the Syndication Interests held by each of the Lenders party hereto, other than WFB, shall be deemed terminated in all respects.

5.  Restatement of Subsections 5.08(e) and (f). As of the First Amendment Effective Date, Subsections 5.08(e) and (f) of the Existing Credit Agreement shall be and are hereby fully amended and restated in their entirety as follows:

"e. As soon as practicable, and in any event no later than March 1 of each Fiscal Year, projections by Fiscal Quarter for that Fiscal Year, including projected balance sheet, statement of operations and statement of cash flow of Borrower and projected consolidated and consolidating balance sheets and statements of operations and cash flows, of the Borrower, all in reasonable detail;

f. As soon as practicable, and in any event no later than March 1 of each Fiscal Year, a Capital Expenditure budget by Borrower for the Hotel/Casino Facility for that Fiscal Year, all in reasonable detail;".

6.  Conditions Precedent to First Amendment Effective Date. The occurrence of the First Amendment Effective Date is subject to Agent Bank having received the following documents and payments, in each case in a form and substance reasonably satisfactory to Agent Bank, and the occurrence of each other condition precedent set forth below on or before February 13, 2007:

Due execution by Borrower and Banks of seven (7) duplicate originals of this First Amendment;

Payment by Borrower to Agent Bank for the account of the Lenders of any unpaid Commitment Fees which are owing as of the First Amendment Effective Date;

Reimbursement to Agent Bank by Borrower for all reasonable fees and out-of-pocket expenses incurred by Agent Bank in connection with the First Amendment, but not limited to, reasonable attorneys' fees of Henderson & Morgan, LLC and all other like expenses remaining unpaid as of the First Amendment Effective Date; and

Such other documents, instruments or conditions as may be reasonably required by Agent Bank.

7.  Representations of Borrower. Borrower hereby represents to the Banks, which representations shall survive the First Amendment Effective Date and be deemed incorporated into Article IV of the Credit Agreement, that:

The representations and warranties contained in Article IV of the Existing Credit Agreement and contained in each of the other Loan Documents (other than representations and warranties which expressly speak only as of a different date, which shall be true and correct in all material respects as of such date) are true and correct on and as of the First Amendment Effective Date in all material respects as though such representations and warranties had been made on and as of the First Amendment Effective Date, except to the extent that such representations and warranties are not true and correct as a result of a change which is permitted by the Credit Agreement or by any other Loan Document or which has been otherwise consented to by Agent Bank or, where applicable, the Requisite Lenders;

Since the date of the most recent financial statements referred to in Section 5.08 of the Existing Credit Agreement, no Material Adverse Change has occurred and no event or circumstance which could reasonably be expected to result in a Material Adverse Change has occurred;

No event has occurred and is continuing which constitutes a Default or Event of Default under the terms of the Credit Agreement; and

The execution, delivery and performance of this First Amendment has been duly authorized by all necessary action of Borrower and this First Amendment constitutes the valid, binding and enforceable obligation of Borrower.

8.  Consent to First Amendment and Affirmation and Ratification of Guaranty. Guarantor joins in the execution of this First Amendment for the purpose of evidencing its consent to the terms, covenants, provisions and conditions herein contained for the purpose of ratifying and affirming its obligations under the Guaranty for the guaranty of the full and prompt payment and performance of all Indebtedness and Obligations under the Credit Facility, as modified and amended under this First Amendment.

9.  Incorporation by Reference. This First Amendment shall be and is hereby incorporated in and forms a part of the Existing Credit Agreement.

10.  Governing Law. This First Amendment to Credit Agreement shall be governed by the internal laws of the State of Nevada without reference to conflicts of laws principles.

11.  Counterparts. This First Amendment may be executed in any number of separate counterparts with the same effect as if the signatures hereto and hereby were upon the same instrument. All such counterparts shall together constitute one and the same document.

12.  Continuance of Terms and Provisions. All of the terms and provisions of the Credit Agreement shall remain unchanged except as specifically modified herein.

13.  Replacement Schedule Attached. The following additional and replacement Schedules and Exhibits are attached hereto and incorporated herein and made a part of the Credit Agreement as follows:

Schedule 2.01(a) - Schedule of Lenders' Proportions in Credit Facility as of First Amendment Effective Date

Schedule 2.01(c) - Aggregate Commitment Reduction Schedule

IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to Credit Agreement to be executed as of the day and year first above written.

BORROWER:

GOLDEN ROAD MOTOR INN, INC.,
a Nevada corporation

By /s/ John Farahi

Name: John Farahi

Title CEO

MCRI:

MONARCH CASINO & RESORT, INC.,
a Nevada corporation

By /s/ John Farahi

Name John Farahi

Title CEO

BANKS:

WELLS FARGO BANK,
National Association,
Agent Bank, Lender and Swingline Lender

By /s/ Steven Buntin
Steven Buntin,
Senior Vice President

U.S. BANK NATIONAL ASSOCIATION

By /s/ Nicholas Butler
Nicholas Butler,
Vice President

COMERICA WEST INCORPORATED

By /s/ Fatima Arshad
Fatima Arshad
Corporate Banking Representative

THE CIT GROUP/EQUIPMENT FINANCING, INC.

By /s/ Katie J. Saunders
Name Katie J. Saunders
Title Vice President

BANK OF AMERICA, N.A.

By /s/ Peter J. Vitale
Name Peter J. Vitale
Title Senior Vice President

BANK OF THE WEST

By /s/John Hyche
Name John Hyche
Title Senior Vice President

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement (Form S-8 Nos. 333-85412, 333-85418, and 333-85420) pertaining to the Directors’ Stock Option Plan, Executive Long-Term Stock Incentive Plan, and Employee Stock Option Plan, respectively, of Monarch Casino & Resort, Inc. of our reports dated March 9, 2007, with respect to the consolidated financial statements and schedule of Monarch Casino & Resort, Monarch Casino & Resort, Inc. management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Monarch Casino & Resort, included in the Annual Report (Form 10-K) for the year ended December 31, 2006.

/s/ Ernst & Young LLP

Las Vegas, NV
March 13, 2007

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: March 14, 2007

By: /s/ Ronald Rowan
Ronald Rowan
Chief Financial Officer and Treasurer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: March 14, 2007

By: /s/ John Farahi
John Farahi
Chief Executive Officer

EXHIBIT 32.1

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Monarch Casino & Resort, Inc., (the "Company") for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald Rowan, Chief Financial Officer and Treasurer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

 /S/ RONALD ROWAN
Chief Financial Officer and Treasurer
March 14, 2007

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Monarch Casino & Resort, Inc., (the "Company") for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
March 14, 2007