Form 10-Q
period 2007-03-31
MONARCH CASINO & RESORT INC
filed 2007-05-10
CIK 907242

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer ☐  Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	19,090,568 shares
Class	Outstanding at May 3, 2007

TABLE OF CONTENTS

Page Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Statements of Income for the
  three months ended March 31, 2007 and 2006 (unaudited)                 4

  Condensed Consolidated Balance Sheets at
  March 31, 2007 (unaudited) and December 31, 2006                  5

  Condensed Consolidated Statements of Cash Flows for the
   three months ended March 31, 2007 and 2006 (unaudited)                 6

  Notes to Condensed Consolidated Financial Statements (unaudited)             7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk           20

Item 4. Controls and Procedures              20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                  21

Item 1A. Risk Factors                 21

Item 6. Exhibits                   22

  Signatures                       22

  Exhibit 31.1 Certification of John Farahi pursuant to Section 302 of the
  Sarbanes-Oxley Act of 2002                     23

  Exhibit 31.2 Certification of Ronald Rowan pursuant to Section 302 of the
  Sarbanes-Oxley Act of 2002                     24

  Exhibit 32.1 Certification of John Farahi pursuant to
  Section 906 of the Sarbanes-Oxley Act of 2002                 25

  Exhibit 32.2 Certification of Ronald Rowan pursuant to
  Section 906 of the Sarbanes-Oxley Act of 2002                 26

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Monarch Casino & Resort, Inc.
Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,
	2007	2006
	(UNAUDITED)	(UNAUDITED)
Revenues
Casino	$25,298,272	$24,124,047
Food and beverage	10,504,215	9,744,817
Hotel	6,827,967	6,033,935
Other	1,188,623	1,090,050
Gross revenues	43,819,077	40,992,849
Less promotional allowances	(6,037,486)	(5,387,714)
Net revenues	37,781,591	35,605,135
Operating expenses
Casino	8,469,337	8,012,162
Food and beverage	4,968,717	4,790,771
Hotel	2,143,340	2,103,723
Other	363,620	314,454
Selling, general and administrative	11,530,773	10,841,486
Gaming development costs	30	43,765
Depreciation and amortization	2,075,446	2,146,758
Total operating expenses	29,551,263	28,253,119
Income from operations
	8,230,328	7,352,016

Other income (expense)
Interest income	343,884	526
Interest expense	(149,100)	(59,444)
Total other income (expense)	194,784	(58,918)
Income before income taxes	8,425,112	7,293,098
Provision for income taxes		(2,525,000)
	(2,930,000)
Net income	$ 5,495,112	$ 4,768,098

Earnings per share of common stock
Net income
Basic	$ 0.29	$ 0.25
Diluted	$ 0.28	$ 0.25

Weighted average number of common shares and potential common shares outstanding
Basic	19,070,472	18,885,595
Diluted	19,323,646	19,252,277

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Monarch Casino & Resort, Inc.
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2007	2006
ASSETS	(UNAUDITED)
Current assets
Cash and cash equivalents	$ 44,191,405	$ 36,985,187
Receivables, net	3,182,040	3,268,970
Inventories	1,409,531	1,471,667
Prepaid expenses	3,017,152	2,833,126
Deferred income taxes	1,139,985	965,025
Total current assets	52,940,113	45,523,975
Property and equipment
Land	10,339,530	10,339,530
Land improvements	3,166,107	3,166,107
Buildings	78,955,538	78,955,538
Building improvements	10,435,062	10,435,062
Furniture and equipment	74,936,335	72,708,061
Leasehold improvements	1,346,965	1,346,965
	179,179,537	176,951,263
Less accumulated depreciation and amortization	(86,401,024)	(84,325,578)
Net property and equipment	92,778,513	92,625,685
Other assets, net	89,648	231,247
Total assets	$145,808,274	$138,380,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 8,051,155	$ 8,590,669
Accrued expenses	8,562,964	9,878,851
Federal income taxes payable	3,187,051	16,457
Total current liabilities	19,801,170	18,485,977
Deferred income taxes	4,047,614	4,248,614
Total Liabilities	23,848,784	22,734,591
Stockholders' equity
Preferred stock, $.01 par value, 10,000,000	-	-
shares authorized; none issued
Common stock, $.01 par value, 30,000,000 shares
authorized; 19,086,434 shares issued;
19,086,434 outstanding at 3/31/07
19,065,968 outstanding at 12/31/06	190,864	190,726
Additional paid-in capital	23,998,824	23,205,045
Treasury stock, 0 shares at 3/31/07
6,582 shares at 12/31/06, at cost	-	(24,145)
Retained earnings	97,769,802	92,274,690
Total stockholders' equity	121,959,490	115,646,316
Total liabilities and stockholder's equity	$145,808,274	$138,380,907

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Monarch Casino & Resort, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2007	2006
	(UNAUDITED)	(UNAUDITED)
Cash flows from operating activities:
Net income	$ 5,495,112	$ 4,768,098
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	2,075,446	2,146,758
Amortization of deferred loan costs	148,838	-
Share-based compensation	499,884	548,366
Provision for bad debts	(83,662)	279,849
(Gain) loss on disposal of assets	(470)	54,685
Deferred income taxes	(375,959)	(397,928)
Changes in assets and liabilities:
Receivables	170,591	475,176
Inventories	62,136	(1,616)
Prepaid expenses	(184,026)	(135,681)
Other assets	(7,239)	-
Accounts payable	(539,514)	(573,832)
Accrued expenses	(1,315,889)	(1,131,613)
Federal income taxes payable	3,170,594	2,548,783
Net cash provided by operating activities	9,115,842	8,581,045

Cash flows from investing activities:
Proceeds from sale of assets	470	2,916
Acquisition of property and equipment	(2,228,274)	(1,615,815)
Net cash used in investing activities	(2,227,804)	(1,612,899)

Cash flows from financing activities:
Proceeds from exercise of stock options	230,738	168,138
Tax benefit of stock option exercise	87,442	87,385
Principal payments on long-term debt	-	(8,100,000)
Net cash provided by (used in) financing activities	318,180	(7,844,477)
Net increase (decrease) in cash	7,206,218	(876,331)
Cash and cash equivalents at beginning of period	36,985,187	12,886,494
Cash and cash equivalents at end of period	$ 44,191,405	$ 12,010,163

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 263	$ 66,659
Cash paid for income taxes	$ 47,923	$ -

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

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

Interim Financial Statements:

  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Use of Estimates:

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

Self-insurance Reserves:

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

Inventories:

  Inventories, consisting primarily of food, beverages, and retail merchandise, are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property and Equipment:

  Property and equipment are stated at cost, less accumulated depreciation and amortization. Since inception, property and equipment have been depreciated principally on a straight line basis over the estimated service lives as follows:

Land improvements: 15-40 years
Buildings: 30-40 years
Building improvements: 15-40 years
Furniture: 5-10 years
Equipment: 5-20 years

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

For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assts to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model.

Casino Revenues:

  Casino revenues represent the net win from gaming activity, which is the difference between wins and losses. Additionally, net win is reduced by a provision for anticipated payouts on slot participation fees, progressive jackpots and any pre-arranged marker discounts.

Promotional Allowances:

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

Income Taxes:

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

Allowance for Doubtful Accounts:

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

Stock Based Compensation:

  On January 1, 2006, the Company adopted the provisions of SFAS 123R requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method.

Concentrations of Credit Risk:

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

Certain Risks and Uncertainties:

  A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Company's operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that gave Indian tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment. Several Native American casinos have opened in Northern California since passage of the constitutional amendment. A large Native American casino facility opened in the Sacramento area, one of our primary feeder markets, in June of 2003. Other new Native American casinos are under construction in the northern California market, as well as other markets the Company currently serves, that could have an impact on the Company's financial position and results of operations. The California Legislature is currently considering ratifying compacts with primarily Southern California located Native American casinos that would result in an approximate 50% increase in the total number of Native American operated slot machines in the State of California by July 2007.

  In addition, the Company relies on non-conventioneer visitors partially comprised of individuals flying into the Reno area. The threat of terrorist attacks could have an adverse effect on the Company's revenues from this segment. The terrorist attacks that took place in the United States on September 11, 2001, were unprecedented events that created economic and business uncertainties, especially for the travel and tourism industry. The potential for future terrorist attacks, the national and international responses, and other acts of war or hostility including the ongoing situation in Iraq, have created economic and political uncertainties that could materially adversely affect our business, results of operations, and financial condition in ways we cannot predict.

  A change in regulations on land use requirements with regard to development of new hotel casinos in the proximity of the Atlantis could have an adverse impact on our business, results of operations, and financial condition.

  The Company also markets to Reno-area residents. A major casino-hotel operator that successfully focuses on local resident business in Las Vegas announced plans to develop hotel-casino properties in Reno. The competition for this market segment is likely to increase and could impact the Company’s business.

NOTE 2. STOCK-BASED COMPENSATION

The Company’s three stock option plans, consisting of the Directors' Stock Option Plan, the Executive Long-term Incentive Plan, and the Employee Stock Option Plan (the "Plans"), collectively provide for the granting of options to purchase up to 2,250,000 common shares. The exercise price of stock options granted under the Plans is established by the respective plan committees, but the exercise price may not be less than the market price of the Company's common stock on the date the option is granted. The Company stock options typically vest on a graded schedule, typically in equal, one-third increments, although the respective stock option committees have the discretion to impose different vesting periods or modify existing vesting periods. Options expire ten years from the grant date. By their amended terms, the Plans will expire in June 2013 after which no options may be granted.

A summary of the current year stock option activity as of and for the three months ended March 31, 2007 is presented below:

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	1,121,199	$16.49	-	-
Granted	3,330	25.53	-	-
Exercised	(20,466)	11.27	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	1,104,063	$16.54	8.3 yrs.	$8,079,512
Exercisable at end of period	339,733	$10.91	6.2 yrs.	$3,745,193

A summary of the status of the Company’s nonvested shares as of March 31, 2007, and the three months ended March 31, 2007, is presented below:
Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2007	774,330	$18.14
Granted	3,330	7.70
Vested	(13,330)	12.07
Forfeited	-	-
Nonvested at March 31, 2007	764,330	$18.21

Expense Measurement and Recognition:

On January 1, 2006, the Company adopted the provisions of SFAS 123R requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method. Accordingly, for the three months ended March 31, 2007 and 2006, respectively, the Company recognized share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, the Company accounted for share-based awards under the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, but applied APB No. 25 and related interpretations in accounting for the Plans, which resulted in pro-forma compensation expense only for stock option awards. Prior period financial statements have not been adjusted to reflect fair value share-based compensation expense under SFAS 123R. With the adoption of SFAS 123R, the Company changed its method of expense attribution for fair value share-based compensation from the straight-line approach to the accelerated approach for all awards granted. The Company anticipates the accelerated method will provide a more meaningful measure of costs incurred and be most representative of the economic reality associated with unvested stock options outstanding. Unrecognized costs related to all share-based awards outstanding at March 31, 2007 totaled approximately $3.8 million and is expected to be recognized over a weighted average period of 1.34 years.

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
	Three Months Ended March 31,
	2007	2006

Expected volatility	36.9%	44.5%
Expected dividends	-	-
Expected life (in years)
Directors’ Plan	2.5	2.5
Executive Plan	4.5	9.0
Employee Plan	3.0	4.1
Weighted average risk free rate	4.7%	4.3%

Weighted average grant date fair value per share of options granted	$ 7.70	$ 10.52

Total intrinsic value of options exercised	$257,991	$249,640

The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. Upon implementation of SFAS 123R, the Company determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility.

Reported stock based compensation expense was classified as follows:

	Three months ended
	March 31,
	2007	2006
Casino	$ 14,689	$ 21,561
Food and beverage	11,619	20,167
Hotel	8,906	17,230
Selling, general and administrative	464,670	489,408
Total stock-based compensation	499,884	548,366
Tax benefit	(174,959)	(191,928)
Total stock-based compensation, net of tax	$ 324,925	$ 356,438

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

	Three Months Ended March 31,
	2007		2006
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	19,070	$0.29	18,886	$ 0.25
Effect of dilutive stock options	254	(0.01)	366	-
Diluted	19,324	$0.28	19,252	$ 0.25

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

  The Company’s January 1, 2007 adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, did not affect our financial position. The Company is not subject to foreign or state income tax. The Company files a federal tax return only. As of the date of adoption, tax years 2003 through 2006 were subject to examination by the Internal Revenue Service. As of March 31, 2007, the statute of limitation for the 2003 tax year has closed. The Company’s accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of the provision for income taxes.

NOTE 5. RELATED PARTY TRANSACTIONS

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

John Farahi, Bob Farahi and Ben Farahi, beneficially own a controlling interest in BLI through their beneficial ownership interest in Western Real Estate Investments, LLC . John Farahi is Co-Chairman of the Board, Chief Executive Officer, Chief Operating Officer and a Director of Monarch. Bob Farahi is Co-Chairman of the Board, President, Interim Treasurer, Interim Secretary and a Director of Monarch. Ben Farahi formerly was the Co-Chairman of the Board, Secretary, Treasurer, Chief Financial Officer and a Director of Monarch. Monarch’s board of directors accepted Ben Farahi’s resignation from these positions on May 23, 2006.

The Company currently rents various spaces totaling approximately 13,000 square feet in the Shopping Center which it uses as office and storage space and paid rent of approximately $29,700 plus common area expenses for the three months ended March 31, 2007 and approximately $23,600 plus common area expenses for the three months ended March 31, 2006.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for three five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $75,000 plus common area maintenance charges for its leased driveway space at the Shopping Center during each of the three months ended March 31, 2007 and 2006.

The Company is currently leasing sign space from the Shopping Center. The lease took effect in March 2005 for a monthly cost of $1. The lease was renewed for another year for a monthly lease of $1,000 effective January 1, 2006. The Company paid $3,000 for the leased sign at the Shopping Center for each of the three months ended March 31, 2007 and 2006.

The Company is currently leasing billboard advertising space from affiliates of its controlling stockholders and paid nothing for the three months ended March 31, 2007, and $17,500 for the three months ended March 31, 2006.

Until December 2006, the Company rented office and storage space from a company affiliated with Monarch’s principal stockholders and expensed zero and $7,000 for these spaces for each of the three months ended March 31, 2007 and 2006. Effective December 2006, Monarch’s principal stockholders sold this building and the Company continues to rent space from the new owner who is not a related party to Monarch.

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

  Our sole operating asset, the Atlantis, is a hotel/casino resort located in Reno, Nevada. Our business strategy is to maximize the Atlantis' revenues, operating income and cash flow primarily through our casino, our food and beverage operations and our hotel operations. We derive our revenues by appealing to middle to upper-middle income Reno residents, tourists and conventioneers, emphasizing slot machine play in our casino. We capitalize on the Atlantis' location for locals, tour and travel visitors and conventioneers by offering exceptional service, value and an appealing theme to our guests. Our hands-on management style focuses on customer service and cost efficiencies.

  Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.

OPERATING RESULTS SUMMARY

  During the first quarter of 2007, we exceeded all previously reported Company first quarter casino revenues, hotel revenues, net revenues, net income and earnings per share.

Amounts in millions, except per share amounts

	Three Months		Percentage
	Ended March 31,		Increase/(Decrease)
	2007	2006	07 vs 06
Casino revenues	$25.3	$24.1	5.0
Food and beverage revenues	10.5	9.7	8.2
Hotel revenues	6.8	6.0	13.3
Other revenues	1.2	1.1	9.1
Net revenues	37.8	35.6	6.2
Sales, general and admin exp	11.5	10.8	6.5
Income from operations	8.2	7.4	10.8

Net Income	5.5	4.8	14.6

Earnings per share - diluted	0.28	0.25	12.0

Operating margin	21.8%	20.6%	5.8

  Some significant items that affected our first quarter results in 2007 are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the Liquidity and Capital Resources section.

•
Increases in all our revenue centers including 5.0% in our casino, 8.2% in our food and beverage, 13.3% in our hotel and 9.1% in our other revenue centers, led to an increase of 6.9% in our gross revenues. This increase, partially offset by an increase in promotional allowances as a percentage of gross revenues, led to a 6.2% increase in our net revenues.

•
Our selling, general and administrative (“SG&A”) expenses increased 6.5%, primarily due to increased marketing and promotional expenditures, increased legal expense and increased payroll and benefit costs, partially offset by lower bad debt expense.

•	Income from operations increased 10.8% and operating margin increased 1.2 points primarily as a result of the increases in revenue.

CAPITAL SPENDING AND DEVELOPMENT

  Capital expenditures at the Atlantis totaled approximately $2.2 and $1.6 million during the first three months of 2007 and 2006, respectively. During the three months ended March 31, 2007, our capital expenditures consisted primarily of acquisitions of gaming equipment and the preliminary engineering and design costs associated with the next expansion phase of the Atlantis expected to commence in the second quarter of 2007. During last year's first three months, capital expenditures consisted primarily of acquisitions of gaming and computer equipment, the installation of a casino High Definition video display system, and ongoing property public area renovations and upgrades.

  Future cash needed to finance ongoing maintenance capital spending is expected to be made available from our current cash balance, operating cash flow, the Credit Facility (see "THE CREDIT FACILITY" below) and, if necessary, additional borrowings.

STATEMENT ON FORWARD-LOOKING INFORMATION

  When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, development activities, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to complete, acquisitions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development activities, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statement to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2007 and 2006

  For the three-month period ended March 31, 2007, our net income was $5.5 million, or $0.28 per diluted share, on net revenues of $37.8 million, an increase from net income of $4.8 million, or $0.25 per diluted share, on net revenues of $35.6 million for the three months ended March 31, 2006. Income from operations for the three months ended March 31, 2007 totaled $8.2 million, a 10.8% increase when compared to $7.4 million for the same period in 2006. Both net revenues and net income for the first quarter of 2007 represent new first quarter records for the Company. Net revenues increased 6.2%, and net income increased 14.6% when compared to last year's first quarter.

  Casino revenues totaled $25.3 million in the first quarter of 2007, a 5.0% increase from $24.1 million in the first quarter of 2006, which was primarily due to increases in slot, table games, poker and Keno revenues. Casino operating expenses amounted to 33.5% of casino revenues in the first quarter of 2007, compared to 33.2% in the first quarter of 2006, with the slight increase due primarily to increase payroll and benefit expenses, direct operating costs, and complimentaries as a percentage of casino revenues.

  Food and beverage revenues totaled $10.5 million in the first quarter of 2007, an 8.2% increase from $9.7 million in the first quarter of 2006, due primarily to a 5.5% increase in the number of food covers served combined with an increase in the average revenue per food cover of 3.5%. Food and beverage operating expenses amounted to 47.3% during the first quarter of 2007 as compared to 49.2% for the first quarter of 2006. This improvement was primarily the result of the increase in the average revenue per food cover partially offset by higher payroll and benefit expenses and commodity price increases.

  Hotel revenues were $6.8 million for the first quarter of 2007, an increase of 13.3% from the $6.0 million reported in the 2006 first quarter. This increase was the result of increases in both the average daily room rate (“ADR”) and hotel occupancy. Both first quarters' 2007 and 2006 revenues also included a $3 per occupied room energy surcharge. During the first quarter of 2007, the Atlantis experienced a 95.5% occupancy rate, as compared to 91.9% during the same period in 2006. The Atlantis' ADR was $71.89 in the first quarter of 2007 compared to $64.68 in the first quarter of 2006. Hotel operating expenses as a percent of hotel revenues decreased to 31.4% in the 2007 first quarter, compared to 34.9% in the 2006 first quarter. The improved margin is primarily due to the increased ADR and more efficient operations resulting in reduced payroll and benefit expenses and reduced direct operating costs as a percentage of hotel revenues.

  Promotional allowances increased to $6.0 million in the first quarter of 2007 compared to $5.4 million in the first quarter of 2006. The dollar increase is attributable to continued promotional efforts to generate additional revenues. Promotional allowances as a percentage of gross revenues increased to 13.8% during the first quarter of 2007 from 13.1% in the first quarter of 2006.

  Other revenues increased slightly to $1.2 million in the 2007 first quarter compared from $1.1 million in the first quarter of 2006.

  Depreciation and amortization expense was $2.1 million in both the first quarter of 2007 and in the first quarter of 2006.

  SG&A expenses amounted to $11.5 million in the first quarter of 2007, a 6.5% increase from $10.8 million in the first quarter of 2006. The increase was primarily a result of increased marketing and promotional expenditures, increased legal expense and increased payroll and benefit costs, partially offset by lower bad debt expense. As a percentage of net revenues, SG&A expenses remained relatively flat at 30.5% for the first quarter of 2007 as compared to 30.4% in the first quarter of 2006.

Interest income increased to $344,000 for the first quarter of 2007 from $526 for the first quarter of 2006. This increase was driven by a greater balance of interest bearing cash and cash equivalents at March 31, 2007 as compared to March 31, 2006. During the first quarter of 2006, we paid off the $8.1 million December 31, 2005 bank debt balance and began investing our surplus cash in stable, short-term investments, such as certificates of deposit. Our cash and cash equivalents balance increased throughout the subsequent quarters such that we had cash and cash equivalents of $44.2 million at March 31, 2007 as compared to $12.0 million at March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

  We have historically funded our daily hotel and casino activities with net cash provided by operating activities.

  For the three months ended March 31, 2007, net cash provided by operating activities totaled $9.1 million, an increase of 6.2% compared to the same period last year. Net cash used in investing activities totaled $2.2 million and $1.6 million in the three months ended March 31, 2007 and 2006, respectively. During the first three months of 2007 and 2006, net cash used in investing activities was used primarily in the purchase of property and equipment and continued property renovations and upgrades. Net cash provided by financing activities totaled $318,000 for the first three months of 2007 compared to $7.8 million net cash used by financing activities for the same period in 2006. Net cash used in financing activities for the first three months of 2006 was primarily for debt reduction. During the first three months of 2006, we paid off the $8.1 million December 31, 2005 bank debt balance and began investing our surplus cash in stable, short-term investments, such as certificates of deposit. These investments may be subject to market risk. At March 31, 2007, the Company had a cash balance of $44.2 million compared to $37.0 million at December 31, 2006.

  The Company has a reducing revolving credit facility (see "THE CREDIT FACILITY" below). At March 31, 2007, the Company had no balance outstanding on the Credit Facility (as defined below) and had $5 million available to be drawn under the Credit Facility.

OFF BALANCE SHEET ARRANGEMENTS

  A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis. The Shopping Center is controlled by our controlling stockholders. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for three five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $75,000 in lease payments for its leased driveway space at the Shopping Center during the three months ended March 31, 2007.

Critical Accounting Policies

  A description of our critical accounting policies and estimates can be found in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”). For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2006 Form 10-K filed on March 14, 2007.

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

 In June 2004, five California Indian tribes signed compacts with the state that allow the tribes to increase the number of slot machines beyond the previous 2,000-per-tribe limit in exchange for higher fees from each of the five tribes. The California Legislature is currently considering ratifying compacts with primarily Southern California located Native American casinos that would result in an approximate 50% increase in the total number of Native American operated slot machines in the State of California by July 2007. The State of California hopes to sign similar compacts with more Indian tribes.

  Other factors that may impact current and future results are set forth in detail in Part II - Item 1A “Risk Factors” of this Form 10-Q and in Item 1A “Risk Factors” of the 2006 Form 10-K.

COMMITMENTS AND CONTINGENCIES

  Our contractual cash obligations as of March 31, 2007 and the next five years and thereafter are as follow:

Contractual Cash	Payments Due by Period
Obligations		less than	1 to 3	4 to 5	more than
	Total	1 year	years	years	5 years
Long-Term Debt	$ -	$ -	$ -	$ -	$ -
Operating Leases (1)	4,625,000	370,000	740,000	740,000	2,775,000
Purchase Obligations (2)	2,594,000	2,594,000	-	-	-
Total Contractual Cash Obligations	$7,219,000	$2,964,000	$740,000	$740,000	$2,775,000

(1) Operating leases include $370,000 per year in lease and common expense payments to the shopping center adjacent to the Atlantis (see Note 5. Related Party Transactions, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

(2) Our open purchase order commitments total approximately $2.6 million. Of the total purchase order commitments, approximately $2.0 million are cancelable by the Company upon providing a 30-day notice.

On March 10, 2003, we announced a plan to repurchase up to 500,000 shares (adjusted for the 2 for 1 stock split effective March 31, 2005), or 2.6%, of our Company’s common stock in open market transactions (the “First Plan”). During 2003, we purchased 360,000 shares (adjusted for the 2 for 1 stock split mentioned above) pursuant to the First Plan and made no subsequent purchases. On September 28, 2006, our Board of Directors terminated the First Plan and authorized a second stock repurchase plan (the “Second Plan”).

Under the Second Plan, the Board of Directors authorized a program to repurchase up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. The Second Plan does not obligate us to acquire any particular amount of common stock and the plan may be suspended at any time at our discretion. As of March 31, 2007, we made no purchases pursuant to the Second Plan.

We expect to begin construction in the second quarter of 2007 on the next expansion phase of the Atlantis. New space to be added to the first floor casino level, the second and third floors and the basement level will total approximately 116,000 square feet. Once complete, the existing casino floor will be expanded by over 10,000 square feet, or approximately 20%. The first floor plans include a redesigned, updated and expanded race and sports book of approximately 4,000 square feet and an enlarged poker room. The plans also include a New York-style deli restaurant. The second floor expansion will create additional ballroom and convention space of approximately 27,000 square feet, doubling our existing facilities. The spa and fitness center will be remodeled and expanded to create an ultra-modern spa and fitness center facility. We are working with the Reno-Sparks Convention Authority to design and build a pedestrian skywalk over Peckham Street that will connect the Reno-Sparks Convention Center (RSCVA) directly to the Atlantis. Upon completion of agreement on design plans with the RSCVA, construction is expected to take approximately twelve months and is expected to be funded entirely out of existing cash on hand plus cash flow from operations. Excluding the cost of the skywalk, the expansion is estimated to cost approximately $50 million. Final design plans, and the resultant cost estimate, of the skywalk have not been completed.

We believe that our existing cash balances, cash flow from operations, equipment financing, and borrowings available under the Credit Facility will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure requirements; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

THE CREDIT FACILITY

On February 20, 2004, a previous credit facility was refinanced (the "Credit Facility") for $50 million. At our option, borrowings under the Credit Facility will accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest includes a margin added to either the Base Rate or to LIBOR that is tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin would vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and 2.50 percent above LIBOR. In February 2007, this margin was further reduced to 0.00 percent and 0.75 percent above the Base Rate and between 1.00 percent and 1.75 percent above LIBOR. At March 31, 2007, we had no borrowings under the Credit Facility; however, our leverage ratio was such that the pricing for borrowings would have been the Base Rate plus 0.00 percent or LIBOR plus 1.00 percent.

Subject to our February 2007 decision to reduce the total borrowing availability to $5 million as described below, we may utilize proceeds from the Credit Facility for working capital needs, general corporate purposes and for ongoing capital expenditure requirements at the Atlantis.

The Credit Facility is secured by liens on substantially all of the real and personal property of the Atlantis, and is guaranteed by Monarch.

The Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of our assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments. The Credit Facility also contains covenants requiring us to maintain certain financial ratios and contains provisions that restrict cash transfers between Monarch and its affiliates. The Credit Facility also contains provisions requiring the achievement of certain financial ratios before we can repurchase our common stock. We do not consider the covenants to restrict our operations.

The maturity date of the Credit Facility is February 23, 2009. Beginning June 30, 2004, the maximum principal available under the Credit Facility was to be reduced over five years by an aggregate of $30.875 million in equal increments of $1.625 million per quarter with the remaining balance due at the maturity date. We may prepay borrowings under the Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid under the Credit Facility may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available. At December 31, 2006, our available borrowings were $24.0 million. Effective February 2007, in consideration of our cash balance, cash expected to be generated from operations and to avoid agency and commitment fees, we elected to permanently reduce the available borrowings to $5 million. We may permanently reduce the maximum principal available under the Credit Facility at any time so long as the amount of such reduction is at least $500,000 and a multiple of $50,000.

We paid various one-time fees and other loan costs upon the closing of the refinancing of the Credit Facility that will be amortized over the term of the Credit Facility using the straight-line method.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of March 31, 2007, that are subject to market risks.

  A one-point increase in interest rates would have had no impact on interest expense in the first quarter of 2007.

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

  Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of March 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria. No changes were made to our internal control over financial reporting (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

  Our business prospects are subject to various risks and uncertainties that impact our business. You should carefully consider the following discussion of risks, and the other information provided in this quarterly report on Form 10-Q. The risks described below are not the only ones facing us. Other risk factors are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Furthermore, additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business.

WE HAVE THE ABILITY TO ISSUE ADDITIONAL EQUITY SECURITIES, WHICH WOULD LEAD TO DILUTION OF OUR ISSUED AND OUTSTANDING COMMON STOCK

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

WE DO NOT INTEND TO PAY CASH DIVIDENDS. AS A RESULT, STOCKHOLDERS WILL BENEFIT FROM AN INVESTMENT IN OUR COMMON STOCK ONLY IF IT APPRECIATES IN VALUE

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: May 9, 2007 By: /s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)

EXHIBIT 31.1 - CERTIFICATION OF JOHN FARAHI PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: May 9, 2007
By: /s/ John Farahi
John Farahi, Chief Executive Officer

EXHIBIT 31.2 - CERTIFICATION OF RONALD ROWAN PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: May 9, 2007
By: /s/ Ronald Rowan
Ronald Rowan, Chief Financial Officer

EXHIBIT 32.1 - CERTIFICATION OF JOHN FARAHI PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 9, 2007

By: /s/ JOHN FARAHI
John Farahi, Chief Executive Officer

EXHIBIT 32.2 - CERTIFICATION OF RONALD ROWAN PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald Rowan, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 9, 2007

By: /s/ Ronald Rowan
Ronald Rowan,Chief Financial Officer