Form 10-Q
period 2007-06-30
MONARCH CASINO & RESORT INC
filed 2007-08-08
CIK 907242

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer ☐  Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	19,096,300 shares
Class	Outstanding at August 7, 2007

29

TABLE OF CONTENTS

Page Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income for the
three and six months ended June 30, 2007 and 2006 (unaudited)             4

Condensed Consolidated Balance Sheets at
June 30, 2007 (unaudited) and December 31, 2006           5

Condensed Consolidated Statements of Cash Flows for the
six months ended June 30, 2007 and 2006 (unaudited)              6

Notes to Condensed Consolidated Financial Statements (unaudited)   7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations       14

Item 3. Quantitative and Qualitative Disclosures About Market Risk   22

Item 4. Controls and Procedures        22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings        23

Item 1A. Risk Factors         23

Item 4. Submission of Matters to a Vote of Security Holders    24

Item 6. Exhibits          24

Signatures         25

Exhibit 31.1 Certification of John Farahi pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002       26

Exhibit 31.2 Certification of Ronald Rowan pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002       27

Exhibit 32.1 Certification of John Farahi pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002     28

Exhibit 32.2 Certification of Ronald Rowan pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002     29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Monarch Casino & Resort, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Casino	$29,277,718	$25,780,512	$54,575,990	$49,904,559
Food and beverage	10,568,173	10,135,342	21,072,388	19,880,159
Hotel	7,027,156	6,445,709	13,855,123	12,479,644
Other	1,285,828	1,304,549	2,474,451	2,394,599
Gross revenues	48,158,875	43,666,112	91,977,952	84,658,961
Less promotional allowances	(6,597,555)	(6,043,336)	(12,635,041)	(11,431,050)
Net revenues	41,561,320	37,622,776	79,342,911	73,227,911

Operating expenses
Casino	9,268,084	8,479,719	17,737,421	16,491,881
Food and beverage	4,866,969	4,700,015	9,835,686	9,490,786
Hotel	2,111,765	2,002,146	4,255,105	4,105,869
Other	377,437	417,830	741,057	732,284
Selling, general and administrative	12,792,008	12,590,426	24,322,811	23,475,677
Depreciation and amortization	2,064,970	2,144,481	4,140,416	4,291,239
Total operating expenses	31,481,233	30,334,617	61,032,496	58,587,736
Income from operations	10,080,087	7,288,159	18,310,415	14,640,175
Other income (expense)
Interest income	473,537	35,975	817,421	36,501
Interest expense	(3,174)	-	(152,274)	(59,444)
Total other income (expense)	470,363	35,975	665,147	(22,943)

Income before income taxes	10,550,450	7,360,109	18,975,562	14,617,232
Provision for income taxes	(3,650,000)	(2,501,902)	(6,580,000)	(5,026,902)
Net income	$6,900,450	$4,822,232	$12,395,562	$9,590,330

Earnings per share of common stock
Net income
Basic	$0.36	$0.25	$0.65	$0.51
Diluted	$0.36	$0.25	$0.64	$0.50

Weighted average number of common shares and potential common shares outstanding
Basic	19,091,756	18,950,687	19,081,173	18,918,321
Diluted	19,366,442	19,282,501	19,345,213	19,268,889

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Monarch Casino & Resort, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$51,416,738	$36,985,187
Receivables, net	3,625,668	3,268,970
Inventories	1,494,922	1,471,667
Prepaid expenses	3,007,904	2,833,126
Deferred income taxes	1,340,232	965,025
Total current assets	60,885,464	45,523,975
Property and equipment
Land	10,339,530	10,339,530
Land improvements	3,166,107	3,166,107
Buildings	78,955,538	78,955,538
Building improvements	10,435,062	10,435,062
Furniture and equipment	71,637,884	72,708,061
Leasehold improvements	1,346,965	1,346,965
	175,881,086	176,951,263
Less accumulated depreciation and amortization	(88,263,060)	(84,325,578)
	87,618,026	92,625,685
Construction in progress	6,131,220	-
Net property and equipment	93,749,246	92,625,685
Other assets, net	87,235	231,247
Total assets	$154,721,945	$138,380,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,617,963	$8,590,669
Construction payable	1,767,610	-
Accrued expenses	9,938,770	9,878,851
Federal income taxes payable	947,056	16,457
Total current liabilities	21,271,399	18,485,977
Deferred income taxes	3,883,614	4,248,614
Total Liabilities	25,155,013	22,734,591
Stockholders' equity
Preferred stock, $.01 par value, 10,000,000	-	-
shares authorized; none issued
Common stock, $.01 par value, 30,000,000 shares
authorized; 19,094,900 shares issued;
19,094,900 outstanding at 6/30/07
19,065,968 outstanding at 12/31/06	190,949	190,726
Additional paid-in capital	24,705,731	23,205,045
Treasury stock, 0 shares at 6/30/07
6,582 shares at 12/31/06, at cost	-	(24,145)
Retained earnings	104,670,252	92,274,690
Total stockholders' equity	129,566,932	115,646,316
Total liabilities and stockholder's equity	$154,721,945	$138,380,907

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Monarch Casino & Resort, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$12,395,562	$9,590,330
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	4,140,416	4,291,239
Amortization of deferred loan costs	148,838	-
Share-based compensation	1,072,018	2,260,100
Provision for bad debts	22,786	541,602
(Gain) loss on disposal of assets	(5,770)	40,896
Deferred income taxes	(740,206)	(780,660)
Changes in operating assets and liabilities:
Receivables	(379,484)	(295,743)
Inventories	(23,254)	(10,883)
Prepaid expenses	(174,778)	(218,942)
Other assets	(4,826)	-
Accounts payable	1,794,905	(1,980,650)
Accrued expenses	59,915	360,553
Federal income taxes payable	930,599	-
Net cash provided by operating activities	19,236,721	13,797,842

Cash flows from investing activities:
Proceeds from sale of assets	5,770	16,705
Acquisition of property and equipment	(5,263,977)	(3,128,923)
Net cash used in investing activities	(5,258,207)	(3,112,218)

Cash flows from financing activities:
Proceeds from exercise of stock options	311,353	2,027,381
Tax benefit of stock option exercise	141,684	587,053
Principal payments on long-term debt	-	(8,100,000)
Net cash provided by (used in) financing activities	453,037	(5,485,566)
Net increase in cash	14,431,551	5,200,058
Cash and cash equivalents at beginning of period	36,985,187	12,886,494
Cash and cash equivalents at end of period	$51,416,738	$18,086,552

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,437	$66,659
Cash paid for income taxes	$6,247,923	$5,200,000

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

Interim Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Self-insurance Reserves:

The Company reviews self-insurance reserves at least quarterly. The amount of reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reviewing reports prepared by third party plan administrators for any significant unpaid claims. The reserve is accrued at an amount needed to pay both reported and unreported claims as of the balance sheet dates, which management believes are adequate.

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

For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model.

Casino Revenues:

Casino revenues represent the net win from gaming activity, which is the difference between wins and losses. Additionally, net win is reduced by a provision for anticipated payouts on slot participation fees, progressive jackpots and any pre-arranged marker discounts.

Promotional Allowances:

The Company’s frequent player program, Club Paradise, allows members, through the frequency of their play at the casino, to earn and accumulate point values, which may be redeemed for a variety of goods and services at the Atlantis Casino Resort. Point values may be applied toward room stays at the hotel, food and beverage consumption at any of the food outlets, gift shop items as well as goods and services at the spa and beauty salon. Point values earned may also be applied toward off-property events such as concerts, shows and sporting events. Point values may not be redeemed for cash.

Awards under the Company’s frequent player program are recognized as promotional expenses at the time of redemption.

The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The cost associated with complimentary food, beverage, rooms and merchandise redeemed under the program is recorded in casino costs and expenses.

Income Taxes:

Income taxes are recorded in accordance with the liability method specified by SFAS No. 109 "Accounting for Income Taxes." Under the asset and liability approach for financial accounting and reporting for income taxes, the following basic principles are applied in accounting for income taxes at the date of the financial statements: a current liability or asset is recognized for the estimated taxes payable or refundable on taxes for the current year; a deferred income tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; the measurement of current and deferred tax liabilities and assets is based on the provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated; and the measurement of deferred income taxes is reduced, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.

Allowance for Doubtful Accounts:

The Company extends short-term credit to its gaming customers. Such credit is non-interest bearing and due on demand. In addition, the Company also has receivables due from hotel guests, which are primarily secured with a credit card at the time a customer checks in. An allowance for doubtful accounts is set up for all Company receivables based upon the Company’s historical collection and write-off experience, unless situations warrant a specific identification of a necessary reserve related to certain receivables. The Company charges off its uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables approximates fair value due to the short-term nature of the receivables.

Stock Based Compensation:

On January 1, 2006, the Company adopted the provisions of SFAS 123R requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method.

Concentrations of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of bank deposits and trade receivables. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The Company believes it is not exposed to any significant credit risk on cash and accounts receivable.

Certain Risks and Uncertainties:

A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Company's operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that gave Indian tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment. Several Native American casinos have opened in Northern California since passage of the constitutional amendment. A large Native American casino facility opened in the Sacramento area, one of the Company’s primary feeder markets, in June of 2003. Other new Native American casinos are under construction in the northern California market, as well as other markets the Company currently serves, that could have an impact on the Company's financial position and results of operations. The State of California has approved compacts with primarily Southern California located Native American tribes that increases the total number of Native American operated slot machines in the State of California by 17,000 from the previous limit of 8,000. Opponents to the compacts are petitioning for a referendum that would overturn the compacts. Unless overturned, the compacts will take effect on January 1, 2008.

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

NOTE 2. STOCK-BASED COMPENSATION

The Company’s three stock option plans, consisting of the Directors' Stock Option Plan, the Executive Long-term Incentive Plan, and the Employee Stock Option Plan (the "Plans"), collectively provide for the granting of options to purchase up to 3,250,000 common shares. The exercise price of stock options granted under the Plans is established by the respective plan committees, but the exercise price may not be less than the market price of the Company's common stock on the date the option is granted. The Company’s stock options typically vest on a graded schedule, typically in equal, one-third increments, although the respective stock option committees have the discretion to impose different vesting periods or modify existing vesting periods. Options expire ten years from the grant date. By their amended terms, the Plans will expire in June 2013 after which no options may be granted.

A summary of the current year stock option activity as of and for the six months ended June 30, 2007 is presented below:

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	1,121,199	$16.49	-	-
Granted	59,963	25.78	-	-
Exercised	(28,932)	10.76	-	-
Forfeited	(15,000)	17.19	-	-
Expired	-	-	-	-
Outstanding at end of period	1,137,230	$17.12	8.1 yrs.	$11,067,680
Exercisable at end of period	334,597	$12.85	7.0 yrs.	$ 4,683,591

A summary of the status of the Company’s nonvested shares as of June 30, 2007, and for the six months ended June 30, 2007, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2007	774,330	$18.14
Granted	59,963	7.66
Vested	(16,660)	4.54
Forfeited	(15,000)	6.88
Nonvested at June 30, 2007	802,633	$ 8.86

Expense Measurement and Recognition:

On January 1, 2006, the Company adopted the provisions of SFAS 123R requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method. Accordingly, for the six months ended June 30, 2007 and 2006, the Company recognized share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, the Company accounted for share-based awards under the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, but applied APB No. 25 and related interpretations in accounting for the Plans, which resulted in pro-forma compensation expense only for stock option awards. Prior period financial statements have not been adjusted to reflect fair value share-based compensation expense under SFAS 123R. With the adoption of SFAS 123R, the Company changed its method of expense attribution for fair value share-based compensation from the straight-line approach to the accelerated approach for all awards granted. The Company anticipates the accelerated method will provide a more meaningful measure of costs incurred and be most representative of the economic reality associated with unvested stock options outstanding. Unrecognized costs related to all share-based awards outstanding at June 30, 2007 is approximately $3.8 million and is expected to be recognized over a weighted average period of 1.66 years.

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

	Three Months Ended June 30,
	2007	2006
Expected volatility	37.8%	40.1%
Expected dividends	-	-
Expected life (in years)
Directors’ Plan	2.5	2.5
Executive Plan	8.3	8.4
Employee Plan	3.1	3.4
Weighted average risk free rate	4.5%	4.8%
Weighted average grant date fair value per share of options granted	$ 7.66	$ 13.18
Total intrinsic value of options exercised	$465,471	$2,579,890

The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. Upon implementation of SFAS 123R, the Company determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility.

Reported stock based compensation expense was classified as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Casino	$ 21,285	$ 11,207	$ 35,974	$ 29,778
Food and beverage	11,972	12,858	23,591	33,025
Hotel	9,152	12,462	18,058	29,692
Selling, general and administrative	529,725	1,675,208	994,395	2,167,605
Total stock-based compensation, before taxes	572,134	1,711,735	1,072,018	2,260,101
Tax benefit	(200,247)	(599,107)	(375,206)	(791,035)
Total stock-based compensation, net of tax	$ 371,887	$ 1,112,628	$ 696,812	$1,469,066

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

	Three Months Ended June 30,
	2007		2006
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	19,092	$0.36	18,951	$0.25
Effect of dilutive stock options	274	-	332	-
Diluted	19,366	$0.36	19,283	$0.25

	Six Months Ended June 30,
	2007		2006
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	19,081	$0.65	18,918	$0.51
Effect of dilutive stock options	264	(0.01)	351	(0.01)
Diluted	19,345	$0.64	19,269	$0.50

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

The January 1, 2007 adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, did not affect our financial position. The Company is not subject to foreign or state income tax. The Company files a federal tax return only. As of the date of adoption, tax years 2003 through 2006 were subject to examination by the Internal Revenue Service. As of June 30, 2007, the statute of limitation for the 2003 tax year has closed. The Company’s accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of the provision for income taxes.

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

John Farahi, Bob Farahi and Ben Farahi, beneficially own a controlling interest in BLI through their beneficial ownership interest in Western Real Estate Investments, LLC. John Farahi is Co-Chairman of the Board, Chief Executive Officer, Chief Operating Officer and a Director of Monarch. Bob Farahi is Co-Chairman of the Board, President, Secretary and a Director of Monarch. Ben Farahi formerly was the Co-Chairman of the Board, Secretary, Treasurer, Chief Financial Officer and a Director of Monarch. Monarch’s board of directors accepted Ben Farahi’s resignation from these positions on May 23, 2006.

The Company currently rents various spaces in the Shopping Center which it uses as office and storage space and paid rent of approximately $31,700 and $61,400 plus common area expenses for the three and six months ended June 30, 2007, respectively, and approximately $22,400 and $46,000 plus common area expenses for the three and six months ended June 30, 2006, respectively.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for three five-year terms, and, at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $75,000 plus common area maintenance charges for its leased driveway space at the Shopping Center during each of the three months ended June 30, 2007 and 2006.

The Company is currently leasing sign space from the Shopping Center. The lease took effect in March 2005 for a monthly cost of $1. The lease was renewed for another year for a monthly lease of $1,000 effective January 1, 2006, and subsequently renewed on June 15, 2007 for a monthly lease of $1,060. The Company paid $3,060 and $6,060 for the leased sign at the Shopping Center for the three and six months ended June 30, 2007, respectively, and paid $3,000 and $6,000 for the three and six months ended June 30, 2006, respectively.

The Company is currently leasing billboard advertising space from affiliates of its controlling stockholders and paid $21,000 for each of the three and six months ended June 30, 2007, and paid $3,500 and $21,000 for the three and six months ended June 30, 2006, respectively.

Until December 2006, the Company rented office and storage space from a company affiliated with Monarch’s principal stockholders. The Company expensed $7,000 and $14,000 for the three and six months ended June 30, 2006, respectively. Effective December 2006, Monarch’s principal stockholders sold this building and, through April 15, 2007, the Company continued to rent space from the new owner who is not a related party to Monarch.

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

Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.

OPERATING RESULTS SUMMARY

During the second quarter of 2007, we exceeded all previously reported Company second quarter casino revenues, hotel revenues, food and beverage revenues, net revenues, net income and earnings per share.

Amounts in millions, except per share amounts

	Three Months
	Ended June 30,		Percentage
	2007	2006	Increase
Casino revenues	$29.3	$25.8	13.6
Food and beverage revenues	10.6	10.1	5.0
Hotel revenues	7.0	6.4	9.4
Other revenues	1.3	1.3	-
Net revenues	41.6	37.6	10.6
Sales, general and admin exp	12.8	12.6	1.6
Income from operations	10.1	7.3	38.4

Net Income	6.9	4.8	43.8

Earnings per share - diluted	0.36	0.25	44.0

Operating margin	24.3%	19.4%	4.9 pts.

	Six Months
	Ended June 30,		Percentage
	2007	2006	Increase
Casino revenues	$54.6	$49.9	9.4
Food and beverage revenues	21.1	19.9	6.0
Hotel revenues	13.9	12.5	11.2
Other revenues	2.5	2.4	4.2
Net revenues	79.3	73.3	8.2
Sales, general and admin exp	24.3	23.5	3.4
Income from operations	18.3	14.6	25.3

Net Income	12.4	9.6	29.2

Earnings per share - diluted	0.64	0.50	28.0

Operating margin	23.1%	20.0%	3.1 pts.

Some significant items that affected our second quarter results in 2007 are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the Liquidity and Capital Resources section.

•
Increases of 13.6%, 5.0% and 9.4% in our casino, food and beverage and hotel revenues, respectively, partially offset by a 1.4% decrease in other revenues, led to an increase of 10.3% in our gross revenues. This increase, partially offset by a 9.2% increase in promotional allowances, led to a 10.5% increase in our net revenues.

•	Margins in each of our revenue centers improved over the same period in 2006.

•
Our selling, general and administrative (“SG&A”) expenses increased by 1.6%, primarily due to increased legal expense and payroll and benefit costs, partially offset by lower marketing and bad debt expenses, as well as lower stock option expense as a result of the second quarter 2006 one-time expense of approximately $1.2 million related to the accelerated vesting of stock options of a former company executive that we did not incur in 2007. Excluding this one-time expense, SG&A would have increased 12.6%.

CAPITAL SPENDING AND DEVELOPMENT

Capital expenditures at the Atlantis totaled approximately $5.3 and $3.1 million during the first six months of 2007 and 2006, respectively. During the six months ended June 30, 2007, our capital expenditures consisted primarily of construction costs associated with the current expansion phase of the Atlantis that commenced in June 2007, and the acquisition of gaming equipment to upgrade and replace existing gaming equipment. During the first six months of 2006, capital expenditures consisted primarily of acquisitions of gaming and computer equipment, the installation of a casino High Definition video display system, initial design and planning expenditures associated with our Atlantis expansion and ongoing property public area renovations and upgrades.

Future cash needed to finance ongoing maintenance capital spending is expected to be made available from our current cash balance, operating cash flow, the Credit Facility (see "THE CREDIT FACILITY" below) and, if necessary, additional borrowings.

STATEMENT ON FORWARD-LOOKING INFORMATION

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, development activities, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to compete, acquisitions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development activities, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statement to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2007 and 2006

For the three-month period ended June 30, 2007, our net income was $6.9 million, or $0.36 per diluted share, on net revenues of $41.6 million, an increase from net income of $4.8 million, or $0.25 per diluted share, on net revenues of $37.6 million for the three months ended June 30, 2006. Income from operations for the three months ended June 30, 2007 totaled $10.1 million, a 38.3% increase when compared to $7.3 million for the same period in 2006. Both net revenues and net income for the second quarter of 2007 represent new second quarter records for the Company. Net revenues increased 10.5%, and net income increased 43.1% when compared to last year's second quarter.

Casino revenues totaled $29.3 million in the second quarter of 2007, a 13.6% increase from $25.8 million in the second quarter of 2006, which was primarily due to increases in slot, table games, poker and keno revenues. Casino operating expenses amounted to 31.7% of casino revenues in the second quarter of 2007, compared to 32.9% in the second quarter of 2006; the improvement was due primarily to strong increased casino revenue partially offset by increased payroll and benefit expenses and direct operating costs.

Food and beverage revenues totaled $10.6 million in the second quarter of 2007, a 5.0% increase from $10.1 million in the second quarter of 2006, due primarily to a 4.4% increase in average revenue per food cover.  Food and beverage operating expenses amounted to 46.1% of food and beverage revenues during the second quarter of 2007 as compared to 46.4% for the second quarter of 2006. This improvement was primarily the result of the increase in the average revenue per food cover partially offset by higher payroll and benefit expenses.

Hotel revenues were $7.0 million for the second quarter of 2007, an increase of 9.0% from the $6.4 million reported in the 2006 second quarter. This increase was the result of increases in both the average daily room rate (“ADR”) and hotel occupancy. Both second quarters' 2007 and 2006 revenues also included a $3 per occupied room energy surcharge. During the second quarter of 2007, the Atlantis experienced a 97.0% occupancy rate, as compared to 94.5% during the same period in 2006. The Atlantis' ADR was $72.47 in the second quarter of 2007 compared to $67.23 in the second quarter of 2006. Hotel operating expenses as a percent of hotel revenues decreased to 30.1% in the 2007 second quarter, compared to 31.1% in the 2006 second quarter. The improved margin is primarily due to the increases in occupancy and ADR which were partially offset by higher payroll and benefit expenses and higher direct operating costs.

Promotional allowances increased to $6.6 million in the second quarter of 2007 compared to $6.0 million in the second quarter of 2006. The increase is attributable to continued promotional efforts to generate additional revenues. Promotional allowances as a percentage of gross revenues decreased slightly to 13.7% during the second quarter of 2007 from 13.8% in the second quarter of 2006.

Other revenues remained flat at $1.3 million in the 2007 second quarter as compared to the second quarter of 2006.

Depreciation and amortization expense was $2.1 million in both the second quarter of 2007 and the second quarter of 2006.

SG&A expenses amounted to $12.8 million in the second quarter of 2007, a 1.6% increase from $12.6 million in the second quarter of 2006. The increase was primarily due to increased legal expense and increased payroll and benefit costs, partially offset by lower marketing and bad debt expenses, as well as lower stock option expense as a result of the one-time expense of approximately $1.2 million related to the accelerated vesting of stock options of a former company executive during the second quarter of 2006 that we did not incur in 2007. Excluding this one-time expense, SG&A would have increased 12.6%. SG&A expenses as a percentage of net revenues improved to 30.8% for the second quarter of 2007 as compared to 33.5% in the second quarter of 2006.

Net interest income increased to $470,000 for the second quarter of 2007 from $36,000 for the second quarter of 2006. This increase was driven by a greater balance of interest bearing cash and cash equivalents at June 30, 2007 as compared to June 30, 2006. During the second quarter of 2006, we paid off the $8.1 million December 31, 2005 bank debt balance and began investing our surplus cash in stable, short-term investments. Our cash and cash equivalents balance increased throughout the subsequent quarters such that we had cash and cash equivalents of $51.4 million at June 30, 2007 as compared to $18.1 million at June 30, 2006.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2007 and 2006.

For the six months ended June 30, 2007, our net income was $12.4 million, or $0.64 per diluted share, on net revenues of $79.3 million, an increase from net income of $9.6 million, or $0.50 per diluted share, on net revenues of $73.2 million during the six months ended June 30, 2006. Income from operations for the 2007 six-month period totaled $18.3 million, compared to $14.6 million for the same period in 2006. Net revenues increased 8.4%, and net income increased 29.3% when compared to the six-month period ended June 30, 2006.

Casino revenues for the first six months of 2007 totaled $54.6 million, a 9.4% increase from $49.9 million for the first six months of 2006. Casino operating expenses amounted to 32.5% of casino revenues for the six months ended June 30, 2007, compared to 33.0% for the same period in 2006, primarily due to the increased casino revenue partially offset by increased payroll and benefit expenses, direct departmental expenses and complimentary expense.

Food and beverage revenues totaled $21.1 million for the six months ended June 30, 2007, an increase of 6.0% from the $19.9 million for the six months ended June 30, 2006, due to an approximate 2.4% increase in the number of covers served combined with a 3.9% increase in the average revenue per cover. Food and beverage operating expenses amounted to 46.7% of food and beverage revenues during the 2007 six-month period, a decrease when compared to 47.7% for the same period in 2006. The improvement is due to the increase in food covers served and the average revenue per cover, partially offset by increases in payroll and benefit costs and direct departmental costs.

Hotel revenues for the first six months of 2007 increased 11.0% to $13.9 million from $12.5 million for the first six months of 2006, primarily due to increases in the occupancy and ADR at the Atlantis. Hotel revenues for the entire first six months of 2007 and 2006 also include a $3 per occupied room energy surcharge. The Atlantis experienced an increase in the ADR during the 2007 six-month period to $72.23, compared to $65.98 for the same period in 2006. The occupancy rate increased to 96.3% for the six-month period in 2007, from 93.2% for the same period in 2006. Hotel operating expenses in the first six months of 2007 were 30.7% of hotel revenues, an improvement when compared to 32.9% for the same period in 2006. The improved margin was due to the increased occupancy and ADR, reduced operating expenses and reduced payroll and benefit costs as a percentage of hotel revenues.

Promotional allowances increased to $12.6 million in the first six months of 2007 compared to $11.4 million in the same period of 2006. The increase is attributable to continued efforts to generate additional revenues. Promotional allowances as a percentage of gross revenues increased slightly to 13.7% for the first six months of 2007 compared to 13.5% for the same period in 2006.

Other revenues were $2.5 million for the six months ended June 30, 2007, a 3.3% increase from $2.4 million in the same period in 2006.

Depreciation and amortization expense was $4.1 million in the first six months of 2007, a decrease of 3.5% compared to $4.3 million in the same period last year. This decrease is primarily attributable to assets that became fully depreciated during the period.

SG&A expenses increased 3.6% to $24.3 million in the first six months of 2007, compared to $23.5 million in the first six months of 2006, primarily as a result of increased payroll and benefit costs, increased legal expense and increased marketing expense all partially offset by decreased bad debt expense and the elimination of the one-time expense of approximately $1.2 million related to the accelerated vesting of stock options of a former company executive during the second quarter of 2006. As a percentage of net revenue, SG&A expenses decreased to 30.7% in the 2007 six-month period from 32.1% in the same period in 2006.

Net interest income for the first six months of 2007 totaled $665,000, compared to net interest expense of $23,000 for the same period one year earlier. The difference reflects our reduction in debt outstanding (see "THE CREDIT FACILITY" below) and the increase in interest bearing cash and cash equivalents during the first six months of 2007 as compared to same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our daily hotel and casino activities with net cash provided by operating activities.

For the six months ended June 30, 2007, net cash provided by operating activities totaled $19.2 million, an increase of 39.4% compared to the same period last year. Net cash used in investing activities totaled $5.3 million and $3.1 million in the six months ended June 30, 2007 and 2006, respectively. During the first six months of 2007, net cash used in investing activities consisted primarily of construction costs associated with the current expansion phase of the Atlantis that commenced in June 2007, and the acquisition of gaming equipment to upgrade and replace existing gaming equipment. During the first six months of 2006, net cash used in investing activities was used primarily in the purchase of property and equipment and continued property renovations and upgrades. Net cash provided by financing activities totaled $453,037 for the first six months of 2007 compared to $5.5 million net cash used in financing activities for the same period in 2006. Net cash provided by financing activities for the first six months of 2007 was due to proceeds from the exercise of stock options and the tax benefits associated with such stock option exercises. During the first six months of 2006, we paid off the $8.1 million December 31, 2005 bank debt balance and began investing our surplus cash in stable, short-term investments, such as certificates of deposit. At June 30, 2007, we had a cash balance of $51.4 million compared to $37.0 million at December 31, 2006.

We have a reducing revolving credit facility (see "THE CREDIT FACILITY" below). At June 30, 2007, we had no balance outstanding on the Credit Facility (as defined below) and had $5 million available to be drawn under the Credit Facility.

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis. The Shopping Center is controlled by an entity whose owners include our controlling stockholders. As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $150,000 in lease payments for the leased driveway space at the Shopping Center during the six months ended June 30, 2007.

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

We also believe that unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key non-Reno marketing areas, such as San Francisco or Sacramento, could have a material adverse effect on its business.

In June 2004, five California Indian tribes signed compacts with the state that allow the tribes to increase the number of slot machines beyond the previous 2,000-per-tribe limit in exchange for higher fees from each of the five tribes. The State of California has approved compacts with primarily Southern California located Native American tribes that increases the total number of Native American operated slot machines in the State of California by 17,000 from the previous limit of 8,000. Opponents to the compacts are currently petitioning for a referendum that would overturn the compacts. Unless overturned, the compacts will take effect on January 1, 2008.

Other factors that may impact current and future results are set forth in detail in Part II - Item 1A “Risk Factors” of this Form 10-Q and in Item 1A “Risk Factors” of the 2006 Form 10-K.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of June 30, 2007 and the next five years and thereafter are as follow:
	Payments Due by Period
		Less Than	1 to 3	4 to 5	More Than
	Total	1 Year	Years	Years	5 Years
Operating leases (1)	$ 4,532,000	$ 370,000	$740,000	$740,000	$2,682,000
Purchase obligations (2)	34,592,000	34,592,000	-	-	-
Total contractual cash obligations	$39,124,000	$34,962,000	$740,000	$740,000	$2,682,000

(1) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis (see Note 5. Related Party Transactions, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

(2) Our open purchase order and construction commitments total approximately $34.6 million. Of the total purchase order and construction commitments, approximately $2.0 million are cancelable by us upon providing a 30-day notice.

On September 28, 2006, our Board of Directors authorized a new stock repurchase plan (the “Repurchase Plan”).

Under the Repurchase Plan, our Board of Directors authorized a program to repurchase up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. The Repurchase Plan does not obligate us to acquire any particular amount of common stock and the plan may be suspended at any time at our discretion. As of June 30, 2007, we have made no purchases pursuant to the Repurchase Plan.

We began construction in the second quarter of 2007 on the next expansion phase of the Atlantis. New space to be added to the first floor casino level, the second and third floors and the basement level will total approximately 116,000 square feet. Once complete, the existing casino floor will be expanded by over 10,000 square feet, or approximately 20%. The first floor plans include a redesigned, updated and expanded race and sports book of approximately 4,000 square feet and an enlarged poker room. The plans also include a New York-style deli restaurant. The second floor expansion will create additional ballroom and convention space of approximately 27,000 square feet, doubling our existing facilities. The spa and fitness center will be remodeled and expanded to create an ultra-modern spa and fitness center facility. We are working with the Reno-Sparks Convention and Visitors’ Authority to design and build a pedestrian skywalk over Peckham Lane that will connect the Reno-Sparks Convention Center (RSCVA) directly to the Atlantis. Upon completion of, and agreement on, design plans with the RSCVA, construction is expected to take approximately twelve months and is expected to be funded entirely out of existing cash on hand plus cash flow from operations. Excluding the cost of the skywalk, the expansion is estimated to cost approximately $50 million. Final design plans, and the resultant cost estimate, of the skywalk have not been completed.

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

THE CREDIT FACILITY

On February 20, 2004, a previous credit facility was refinanced (the "Credit Facility") for $50 million. At our option, borrowings under the Credit Facility would accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest included a margin added to either the Base Rate or to LIBOR tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin would vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and 2.50 percent above LIBOR. In February 2007, this margin was further reduced to 0.00 percent and 0.75 percent above the Base Rate and between 1.00 percent and 1.75 percent above LIBOR. At June 30, 2007, we had no borrowings under the Credit Facility; however, our leverage ratio was such that the pricing for borrowings would have been the Base Rate plus 0.00 percent or LIBOR plus 1.00 percent.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of June 30, 2007, that are subject to market risks.

A one-point increase in interest rates would have had no impact on interest expense in the second quarter of 2007.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of June 30, 2007, the Company’s internal control over financial reporting is effective based on those criteria. No changes were made to our internal control over financial reporting (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2007, our Annual Meeting of Stockholders was held. The following directors were re-elected to two-year terms and the votes received were as follows:

Director	Votes Received	Votes Withheld
Bob Farahi	9,087,385	5,253,394
Ronald R. Zideck	13,801,779	539,000

Abstentions are effectively treated as votes withheld. The following directors were not up for election, but their terms continue until the 2008 Annual Meeting of Stockholders: John Farahi, Craig F. Sullivan and Charles W. Scharer.

In addition, two other proposals were approved by a vote of the majority of stockholders that increased the number of shares issuable under each of the Company’s Employee Stock Option Plan and Executive Long-Term Incentive Plan. The results of the vote were as follows:

Proposal	Votes in Favor of Proposal	Votes Against Proposal
Increase the number of shares issuable under the Company’s Employee Stock Option Plan from 1.0 million shares to 1.5 million shares	11,511,613	950,616
Increase the number of shares issuable under the Company’s Executive Long-Term Incentive Plan from 1.0 million shares to 1.5 million shares	10,834,006	1,639,418

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No  Description
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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: August 8, 2007   By: /s/ RONALD ROWAN
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

Date: August 8, 2007
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

Date: August 8, 2007
By: /s/ Ronald Rowan
Ronald Rowan, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF JOHN FARAHI PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 8, 2007

By: /s/ JOHN FARAHI
John Farahi, Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF RONALD ROWAN PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald Rowan, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 8, 2007

By: /s/ Ronald Rowan
Ronald Rowan, Chief Financial Officer