Form 10-Q
period 2007-09-30
MONARCH CASINO & RESORT INC
filed 2007-11-08
CIK 907242

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

14

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	19,089,686 shares
Class	Outstanding at November 7, 2007

14

14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Monarch Casino & Resort, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Casino	$29,936,988	$27,716,814	$84,512,978	$77,621,373
Food and beverage	11,011,808	10,889,609	32,084,196	30,769,768
Hotel	8,002,564	8,101,167	21,857,687	20,580,811
Other	1,229,521	1,254,264	3,703,972	3,648,862
Gross revenues	50,180,881	47,961,854	142,158,833	132,620,814
Less promotional allowances	(6,557,585)	(6,213,477)	(19,192,626)	(17,644,527)
Net revenues	43,623,296	41,748,377	122,966,207	114,976,287

Operating expenses
Casino	9,232,990	8,991,885	26,970,411	25,483,766
Food and beverage	5,381,681	5,143,751	15,217,367	14,634,537
Hotel	2,161,564	2,206,631	6,416,669	6,312,500
Other	386,056	384,033	1,127,113	1,116,317
Selling, general and administrative	12,731,275	11,681,175	37,054,086	35,156,852
Depreciation and amortization	1,982,184	2,139,592	6,122,600	6,430,831
Total operating expenses	31,875,750	30,547,067	92,908,246	89,134,803
Income from operations	11,747,546	11,201,310	30,057,961	25,841,484
Other income (expense)
Interest income	568,462	154,230	1,385,883	190,732
Interest expense	-	(15,401)	(152,274)	(74,845)
Total other income (expense)	568,462	138,829	1,233,609	115,887

Income before income taxes	12,316,008	11,340,139	31,291,570	25,957,371
Provision for income taxes	(4,280,000)	(3,969,098)	(10,860,000)	(8,996,000)
Net income	$8,036,008	$7,371,041	$20,431,570	$16,961,371

Earnings per share of common stock
Net income
Basic	$0.42	$0.39	$1.07	$0.89
Diluted	$0.41	$0.38	$1.06	$0.88

Weighted average number of common shares and potential common shares outstanding
Basic	19,079,062	19,058,896	19,080,347	18,965,694
Diluted	19,366,043	19,245,639	19,352,064	19,263,869

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

14

Monarch Casino & Resort, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$52,949,354	$36,985,187
Receivables, net	4,590,222	3,268,970
Inventories	1,478,542	1,471,667
Prepaid expenses	3,572,182	2,833,126
Deferred income taxes	1,547,144	965,025
Total current assets	64,137,444	45,523,975
Property and equipment
Land	10,339,530	10,339,530
Land improvements	3,166,107	3,166,107
Buildings	78,955,538	78,955,538
Building improvements	10,435,062	10,435,062
Furniture and equipment	71,746,192	72,708,061
Leasehold improvements	1,346,965	1,346,965
	175,989,394	176,951,263
Less accumulated depreciation and amortization	(90,245,245)	(84,325,578)
	85,744,149	92,625,685
Construction in progress	10,968,149	-
Net property and equipment	96,712,298	92,625,685
Other assets, net	84,822	231,247
Total assets	$160,934,564	$138,380,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,053,256	$8,590,669
Construction payable	1,525,987	-
Accrued expenses	8,770,601	9,878,851
Federal income taxes payable	1,371,747	16,457
Total current liabilities	19,721,591	18,485,977
Deferred income taxes	3,708,614	4,248,614
Total Liabilities	23,430,205	22,734,591
Commitments and contingencies Stockholders' equity
Preferred stock, $.01 par value, 10,000,000	-	-
shares authorized; none issued
Common stock, $.01 par value, 30,000,000 shares
authorized; 19,096,300 shares issued;
19,067,518 outstanding at 9/30/07
19,065,968 outstanding at 12/31/06	190,963	190,726
Additional paid-in capital	25,285,175	23,205,045
Treasury stock, 28,782 shares at 9/30/07
6,582 shares at 12/31/06, at cost	(678,039)	(24,145)
Retained earnings	112,706,260	92,274,690
Total stockholders' equity	137,504,359	115,646,316
Total liabilities and stockholder's equity	$160,934,564	$138,380,907

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

14

Monarch Casino & Resort, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 20,431,570	$ 16,961,371
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	6,122,600	6,430,831
Amortization of deferred loan costs	148,838	15,402
Share-based compensation	1,663,197	2,748,635
Provision for bad debts	242,126	937,762
(Gain) loss on disposal of assets	(6,969)	49,259
Deferred income taxes	(1,122,118)	(1,142,819)
Changes in operating assets and liabilities:
Receivables	(1,563,378)	(561,759)
Inventories	(6,875)	(33,180)
Prepaid expenses	(739,056)	(653,236)
Other assets	(2,413)	-
Accounts payable	(537,412)	(252,968)
Accrued expenses	(1,108,250)	(523,191)
Federal income taxes payable	1,355,290	1,338,218
Net cash provided by operating activities	24,877,150	25,314,325

Cash flows from investing activities:
Proceeds from sale of assets	6,969	38,280
Change in construction payable	1,525,987	-
Acquisition of property and equipment	(10,209,214)	(4,235,862)
Net cash used in investing activities	(8,676,258)	(4,197,582)

Cash flows from financing activities:
Proceeds from exercise of stock options	340,682	2,141,262
Tax benefit of stock option exercise	178,904	613,841
Principal payments on long-term debt	-	(8,100,000)
Purchase of treasury stock	(756,311)	-
Net cash used in financing activities	(236,725)	(5,344,897)
Net increase in cash	15,964,167	15,771,846
Cash and cash equivalents at beginning of period	36,985,187	12,886,494
Cash and cash equivalents at end of period	$ 52,949,354	$ 28,658,340

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,437	$ 66,659
Cash paid for income taxes	$ 10,447,923	$ 7,900,000

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

14

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

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Certain Risks and Uncertainties:

A significant portion of the Company's revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Company's operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that gave Indian tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment. Several Native American casinos have opened in Northern California since passage of the constitutional amendment. A large Native American casino facility opened in the Sacramento area, one of the Company’s primary feeder markets, in June of 2003. Other new Native American casinos are under construction in the northern California market, as well as other markets the Company currently serves, that could have an impact on the Company's financial position and results of operations. The State of California has approved compacts with primarily Southern California located Native American tribes that increases the total number of Native American operated slot machines in the State of California. Opponents to the compacts are working on a referendum to overturn the new gaming compacts to be voted on at the February 5 presidential primaries. Certain tribes in favor of the compacts have sued to block the February referendum, claiming that signatures obtained by opponents were not gathered within the required time frame.

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

A summary of the current year stock option activity as of and for the nine months ended September 30, 2007 is presented below:

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	1,121,199	$16.49	-	-
Granted	59,963	25.78	-	-
Exercised	(33,662)	10.12	-	-
Forfeited	(20,000)	18.53	-	-
Expired	-	-	-	-
Outstanding at end of period	1,127,500	$17.14	7.9 yrs.	$12,753,150
Exercisable at end of period	329,867	$12.95	7.2 yrs.	$ 5,114,026

14

A summary of the status of the Company’s nonvested shares as of September 30, 2007, and for the nine months ended September 30, 2007, is presented below:
Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2007	774,330	$18.14
Granted	59,963	7.66
Vested	(16,660)	4.54
Forfeited	(20,000)	7.45
Nonvested at September 30, 2007	797,633	$ 8.83

Expense Measurement and Recognition:

On January 1, 2006, the Company adopted the provisions of SFAS 123R requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method. Accordingly, for the nine months ended September 30, 2007 and 2006, the Company recognized share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, the Company accounted for share-based awards under the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, but applied APB No. 25 and related interpretations in accounting for the Plans, which resulted in pro-forma compensation expense only for stock option awards. Prior period financial statements have not been adjusted to reflect fair value share-based compensation expense under SFAS 123R. With the adoption of SFAS 123R, the Company changed its method of expense attribution for fair value share-based compensation from the straight-line approach to the accelerated approach for all awards granted. The Company anticipates the accelerated method will provide a more meaningful measure of costs incurred and be most representative of the economic reality associated with unvested stock options outstanding. Unrecognized costs related to all share-based awards outstanding at September 30, 2007 is approximately $3.2 million and is expected to be recognized over a weighted average period of 1.36 years.

The Company uses historical data and projections to estimate expected employee, executive and director behaviors related to option exercises and forfeitures.

The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Option valuation assumptions for options granted during the third quarter of 2006 were as follows (there were no option grants during the third quarter of 2007):

	Three Months Ended September 30,
	2007	2006
Expected volatility	-	45.5%
Expected dividends	-	-
Expected life (in years)
Directors’ Plan	-	2.5
Executive Plan	-	8.4
Employee Plan	-	3.2
Weighted average risk free rate	-	5.1%
Weighted average grant date fair value per share of options granted	-	$ 6.59
Total intrinsic value of options exercised	$105,239	$ 28,286

The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. Upon implementation of SFAS 123R, the Company determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility.

Reported stock based compensation expense was classified as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Casino	$ 17,865	$ 7,775	$ 53,839	$ 37,553
Food and beverage	14,424	7,579	38,015	39,894
Hotel	9,676	7,404	27,734	36,742
Selling, general and administrative	549,214	465,778	1,543,609	2,634,447
Total stock-based compensation, before taxes	591,179	488,535	1,663,197	2,748,636
Tax benefit	(206,913)	(170,987)	(582,119)	(962,022)
Total stock-based compensation, net of tax	$ 384,266	$ 317,548	$ 1,081,078	$1,786,614

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

	Three Months Ended September 30,
	2007		2006
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	19,079	$0.42	19,059	$0.39
Effect of dilutive stock options	287	(0.01)	187	(0.01)
Diluted	19,366	$0.41	19,246	$0.38

	Nine Months Ended September 30,
	2007		2006
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	19,080	$1.07	18,966	$0.89
Effect of dilutive stock options	272	(0.01)	298	(0.01)
Diluted	19,352	$1.06	19,264	$0.88

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.

14

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

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement 115” that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are evaluating our options provided for under this statement and their potential impact on its financial statements when implemented. SFAS 159 is being reviewed in conjunction with the requirements of SFAS 157 discussed below.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value for both assets and liabilities through a fair value hierarchy and expands disclosure requirements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating SFAS 157 and have not yet determined the impact adoption will have on the consolidated financial statements.

NOTE 5. RELATED PARTY TRANSACTIONS

 On July 26, 2006, the Company submitted a formal offer to Biggest Little Investments, L.P. (“BLI”), formulated and delivered by a committee comprised of the Company’s independent directors (the “Committee”), to purchase the 18.95-acre shopping center (the “Shopping Center”) adjacent to the Atlantis Casino Resort Spa. On October 16, 2006, the Committee received a letter from counsel to BLI advising the Company that BLI, through its general partner, Maxum, L.L.C., had “decided that such offer is not in the best interest of the Partnership’s limited partners and, therefore, will not be entering into negotiations with Monarch.” The Board of Directors continues to consider expansion alternatives.

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

The Company currently rents various spaces in the Shopping Center which it uses as office, storage and parking lot space and paid rent of approximately $101,200 and $162,600 plus common area expenses for the three and nine months ended September 30, 2007, respectively, and approximately $21,800 and $67,800 plus common area expenses for the three and nine months ended September 30, 2006, respectively.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for three five-year terms, and, at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $75,000 plus common area maintenance charges for its leased driveway space at the Shopping Center during each of the three months ended September 30, 2007 and 2006.

The Company is currently leasing sign space from the Shopping Center. The lease took effect in March 2005 for a monthly cost of $1. The lease was renewed for another year for a monthly lease of $1,000 effective January 1, 2006, and subsequently renewed on June 15, 2007 for a monthly lease of $1,060. The Company paid $3,180 and $9,240 for the leased sign at the Shopping Center for the three and nine months ended September 30, 2007, respectively, and paid $3,000 and $9,000 for the three and nine months ended September 30, 2006, respectively.

The Company is currently leasing billboard advertising space from affiliates of its controlling stockholders and paid $17,500 and $38,500 for the three and nine months ended September 30, 2007, respectively. The Company paid $0 and $21,000 for the three and nine months ended September 30, 2006, respectively.

Until December 2006, the Company rented office and storage space from a company affiliated with Monarch’s principal stockholders. The Company expensed $7,000 and $21,000 for the three and nine months ended September 30, 2006, respectively. Effective December 2006, Monarch’s principal stockholders sold this building and, through April 15, 2007, the Company continued to rent space from the new owner who is not a related party to Monarch.

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

Our sole operating asset, the Atlantis, is a hotel/casino resort located in Reno, Nevada. Our business strategy is to maximize the Atlantis' revenues, operating income and cash flow primarily through our casino, our food and beverage operations and our hotel operations. We derive our revenues by appealing to tourists, conventioneers and middle to upper-middle income Reno residents, emphasizing slot machine play in our casino. We capitalize on the Atlantis' location for locals, tour and travel visitors and conventioneers by offering exceptional service, value and an appealing theme to our guests. Our hands-on management style focuses on customer service and cost efficiencies.

Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.

OPERATING RESULTS SUMMARY

During the three months ended September 30, 2007, we exceeded all previously reported Company third quarter casino revenues, food and beverage revenues, net revenues, net income and earnings per share.

Amounts in millions, except per share amounts

	Three Months
	Ended September 30,		Percentage
	2007	2006	Increase/(Decrease)
Casino revenues	$29.9	$27.7	7.9
Food and beverage revenues	11.0	10.9	0.9
Hotel revenues	8.0	8.1	(1.2)
Other revenues	1.2	1.3	(7.7)
Net revenues	43.6	41.7	4.6
Sales, general and admin exp	12.7	11.7	8.5
Income from operations	11.7	11.2	4.5

Net Income	8.0	7.4	8.1

Earnings per share - diluted	0.41	0.38	7.9

Operating margin	26.9%	26.8%	0.1 pts.

	Nine Months
	Ended September 30,		Percentage
	2007	2006	Increase
Casino revenues	$84.5	$77.6	8.9
Food and beverage revenues	32.1	30.8	4.2
Hotel revenues	21.9	20.6	6.3
Other revenues	3.7	3.6	2.8
Net revenues	123.0	115.0	7.0
Sales, general and admin exp	37.1	35.2	5.4
Income from operations	30.1	25.8	16.7

Net Income	20.4	17.0	20.0

Earnings per share - diluted	1.06	0.88	20.5

Operating margin	24.4%	22.5%	1.9 pts.

Some significant items that affected our third quarter results in 2007 are listed below. These items are discussed in greater detail elsewhere in our discussion of operating results and in the Liquidity and Capital Resources section.

•
Increases of 7.9% and 0.9% in our casino and food and beverage revenues, respectively, partially offset by decreases of 1.2% and 7.7% in our hotel and other revenues, led to an increase of 4.6% in net revenues.

•	Our operating margin remained relatively unchanged as compared to the same period last year.

•	Our selling, general and administrative (“SG&A”) expenses increased by 8.5%, primarily due to increased legal expense, payroll and benefit costs and marketing costs.

•	Net interest income increased approximately $430,000 as compared to the third quarter of 2006.

CAPITAL SPENDING AND DEVELOPMENT

Capital expenditures at the Atlantis totaled approximately $10.2 and $4.2 million during the first nine months of 2007 and 2006, respectively. During the nine months ended September 30, 2007, our capital expenditures consisted primarily of construction costs associated with the current expansion phase of the Atlantis that commenced in June 2007, and the acquisition of gaming equipment to upgrade and replace existing gaming equipment. During the first nine months of 2006, capital expenditures consisted primarily of acquisitions of gaming and computer equipment, the installation of a casino high-definition video display system, renovation of our Java Coast Gourmet Coffee and pastry bar, initial design and planning expenditures associated with the Atlantis expansion, renovations and upgrades.

Future cash needed to finance ongoing maintenance capital spending is expected to be made available from our current cash balance, operating cash flow, the Credit Facility (see "THE CREDIT FACILITY" below) and, if necessary, additional borrowings.

STATEMENT ON FORWARD-LOOKING INFORMATION

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, development activities, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to compete, acquisitions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our expansion, development activities, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statement to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2007 and 2006

For the three months ended September 30, 2007, our net income was $8.0 million, or $0.41 per diluted share, on net revenues of $43.6 million, an increase from net income of $7.4 million, or $0.38 per diluted share, on net revenues of $41.7 million for the three months ended September 30, 2006. Income from operations for the three months ended September 30, 2007 totaled $11.7 million, a 4.5% increase when compared to $11.2 million for the same period in 2006. Both net revenues and net income for the third quarter of 2007 represent new third quarter records for the Company. Net revenues increased 4.6%, and net income increased 8.1% when compared to last year's third quarter.

Casino revenues totaled $29.9 million in the third quarter of 2007, a 7.9% increase from $27.7 million in the third quarter of 2006, which was primarily due to increases in slot revenues. Casino operating expenses amounted to 30.8% of casino revenues in the third quarter of 2007, compared to 32.4% in the third quarter of 2006; the improvement was due primarily to strong increased casino revenue partially offset by increased payroll and benefit expenses and complimentary expenses.

Food and beverage revenues totaled $11.0 million in the third quarter of 2007, a 0.9% increase from $10.9 million in the third quarter of 2006, due primarily to a 5.6% increase in the average revenue per food cover partially offset by a 4.2% decrease in the number of covers served.  Food and beverage operating expenses amounted to 48.9% of food and beverage revenues during the third quarter of 2007 as compared to 47.2% for the third quarter of 2006. This increase was primarily the result of higher payroll and benefit expenses and other direct departmental expenses.

Hotel revenues were $8.0 million for the third quarter of 2007, a decrease of 1.2% from the $8.1 million reported in the 2006 third quarter. This decrease was the result of lower hotel occupancy partially offset by an increase in the average daily room rate (“ADR”). Both 2007 and 2006 third quarter revenues included a $3 per occupied room energy surcharge. During the third quarter of 2007, the Atlantis experienced a 97.9% occupancy rate, as compared to 99.9% during the same period in 2006. The Atlantis' ADR was $81.11 in the third quarter of 2007 compared to $80.79 in the third quarter of 2006. Hotel operating expenses as a percent of hotel revenues remained relatively unchanged at 27.0% in the 2007 third quarter as compared to 27.2% in the 2006 third quarter.

Promotional allowances increased to $6.6 million in the third quarter of 2007 compared to $6.2 million in the third quarter of 2006. The increase is attributable to continued promotional efforts to generate additional revenues. Promotional allowances as a percentage of gross revenues remained relatively constant at 13.1% during the third quarter of 2007 as compared to 13.0% in the third quarter of 2006.

Other revenues decreased slightly to $1.2 million in the 2007 third quarter as compared to $1.3 million in the third quarter of 2006.

Depreciation and amortization expense was $2.0 million in the third quarter of 2007 as compared to $2.1 million in the third quarter of 2006. This depreciation expense primarily relates to property and equipment acquired in the ordinary course of business as part of the Company’s ongoing capital expenditures to replace old and obsolete equipment with newer, more current equipment.

SG&A expenses amounted to $12.7 million in the third quarter of 2007, an 8.5% increase from $11.7 million in the third quarter of 2006. The increase was primarily due to increased payroll and benefit expenses, increased legal, accounting and rental expenses as well as increased marketing expenses. These increases were partially offset by lower bad debt expense.  As a percentage of net revenue, SG&A expenses increased to 29.2% in the third quarter of 2007 from 28.0% in the same period in 2006.

Net interest income increased to $568,000 for the third quarter of 2007 from $139,000 for the third quarter of 2006. This increase was driven by a greater balance of interest bearing cash and cash equivalents at September 30, 2007 as compared to September 30, 2006. During the second quarter of 2006, we paid off the $8.1 million December 31, 2005 bank debt balance and began investing our surplus cash in stable, short-term investments. Our cash and cash equivalents balance increased throughout the subsequent quarters such that we had cash and cash equivalents of $52.9 million at September 30, 2007 as compared to $28.7 million at September 30, 2006.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2007 and 2006.

For the nine months ended September 30, 2007, our net income was $20.4 million, or $1.06 per diluted share, on net revenues of $123.0 million, an increase from net income of $17.0 million, or $0.88 per diluted share, on net revenues of $115.0 million during the nine months ended September 30, 2006. Income from operations for the 2007 nine-month period totaled $30.1 million, compared to $25.8 million for the same period in 2006. Net revenues increased 7.0%, and net income increased 20.0% when compared to the nine-month period ended September 30, 2006.

Casino revenues for the nine months ended September 30, 2007 totaled $84.5 million, an 8.9% increase from $77.6 million for the nine months ended September 30, 2006. Casino operating expenses amounted to 31.9% of casino revenues for the nine months ended September 30, 2007, compared to 32.8% for the same period in 2006, primarily due to the increased casino revenue partially offset by increased payroll and benefit expenses and other direct departmental expenses.

Food and beverage revenues totaled $32.1 million for the nine months ended September 30, 2007, an increase of 4.2% from the $30.8 million for the nine months ended September 30, 2006, due to an approximate 4.6% increase in the average revenue per cover while the number of covers served remained virtually unchanged. Food and beverage operating expenses amounted to 47.4% of food and beverage revenues during the 2007 nine-month period, relatively unchanged when compared to 47.6% for the same period in 2006.

Hotel revenues for the nine months ended September 30, 2007 increased 6.3% to $21.9 million from $20.6 million for the nine months ended September 30, 2006, primarily due to increases in the occupancy and ADR at the Atlantis. Hotel revenues for the nine months of 2007 and 2006 include a $3 per occupied room energy surcharge. The Atlantis experienced an increase in the ADR during the 2007 nine-month period to $75.20, compared to $71.20 for the same period in 2006. The occupancy rate increased to 96.8% for the nine-month period in 2007, from 95.4% for the same period in 2006. Hotel operating expenses in the first nine months of 2007 were 29.4% of hotel revenues, an improvement when compared to 30.7% for the same period in 2006. The improved margin was due to the increased occupancy and ADR, which were partially offset by increased payroll and benefit costs.

Promotional allowances increased to $19.2 million in the first nine months of 2007 compared to $17.6 million in the same period of 2006. The increase is attributable to continued efforts to generate additional revenues through promotional efforts. Promotional allowances as a percentage of gross revenues increased slightly to 13.5% for the first nine months of 2007 compared to 13.3% for the same period in 2006.

Other revenues were $3.7 million for the nine months ended September 30, 2007, a 2.8% increase from $3.6 million in the same period in 2006.

Depreciation and amortization expense was $6.1 million in the first nine months of 2007, a decrease of 4.8% compared to $6.4 million in the same period last year. This decrease is primarily attributable to assets that became fully depreciated during the period.

SG&A expenses increased 5.4% to $37.1 million in the first nine months of 2007, compared to $35.2 million in the first nine months of 2006, primarily as a result of increased payroll and benefit costs, increased legal, and increased marketing expense all partially offset by decreased bad debt expense and the elimination of the one-time expense of approximately $1.2 million related to the accelerated vesting of stock options of a former company executive during the second quarter of 2006. As a percentage of net revenue, SG&A expenses decreased to 30.1% in the 2007 nine-month period from 30.6% in the same period in 2006.

Net interest income for the first nine months of 2007 totaled $1.2 million, compared to net interest income of $116,000 for the same period one year earlier. The difference reflects our reduction in debt outstanding (see "THE CREDIT FACILITY" below) and the increase in interest bearing cash and cash equivalents during the first nine months of 2007 as compared to same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our daily hotel and casino activities with net cash provided by operating activities.

For the nine months ended September 30, 2007, net cash provided by operating activities totaled $24.9 million, a decrease of 1.7% compared to the same period last year. Net cash used in investing activities totaled $8.7 million and $4.2 million in the nine months ended September 30, 2007 and 2006, respectively. During the first nine months of 2007, net cash used in investing activities consisted primarily of construction costs associated with the current expansion phase of the Atlantis that commenced in June 2007, and the acquisition of property and equipment. During the first nine months of 2006, net cash used in investing activities was used primarily in the purchase of property and equipment and continued property renovations and upgrades. Net cash used in financing activities totaled $236,725for the first nine months of 2007 compared to $5.3 million for the same period in 2006. Net cash used in financing activities for the first nine months of 2007 was due to our purchase of Monarch common stock pursuant to the Repurchase Plan (see below) partially offset by proceeds from the exercise of stock options and the tax benefits associated with such stock option exercises. During the first nine months of 2006, we paid off the $8.1 million December 31, 2005 bank debt balance and began investing our surplus cash in stable, short-term investments, such as certificates of deposit. At September 30, 2007, we had a cash balance of $52.9 million compared to $37.0 million at December 31, 2006.

We have a reducing revolving credit facility (see "THE CREDIT FACILITY" below). At September 30, 2007, we had no balance outstanding on the Credit Facility (as defined below) and had $5 million available to be drawn under the Credit Facility.

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis. The Shopping Center is controlled by an entity whose owners include our controlling stockholders. As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $225,000 in lease payments for the leased driveway space at the Shopping Center during the nine months ended September 30, 2007.

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

14

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

We also believe that unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key non-Reno marketing areas, such as San Francisco or Sacramento, could have a material adverse effect on our business.

In June 2004, five California Indian tribes signed compacts with the state that allow the tribes to increase the number of slot machines beyond the previous 2,000-per-tribe limit in exchange for higher fees from each of the five tribes. The State of California has approved compacts with primarily Southern California located Native American tribes that increases the total number of Native American operated slot machines in the State of California. Opponents to the compacts are working on a referendum to overturn the new gaming compacts to be voted on at the February 5 presidential primaries. Certain tribes in favor of the compacts have sued to block the February referendum, claiming that signatures obtained by opponents were not gathered within the required time frame.

The economy in Reno and our feeder markets, like many other areas around the country, are experiencing the effects of several negative macroeconomic trends, including higher fuel prices, home mortgage defaults, higher mortgage interest rates and declining residential real estate values. These negative trends could adversely impact discretionary incomes of our target customers which, in turn could adversely impact our business. Management continues to monitor these trends and intends, as appropriate, to adopt operating strategies to attempt to mitigate the effects of such adverse conditions. We can make no assurances that such strategies will be effective.

Other factors that may impact current and future results are set forth in detail in Part II - Item 1A “Risk Factors” of this Form 10-Q and in Item 1A “Risk Factors” of the 2006 Form 10-K.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of September 30, 2007 and the next five years and thereafter are as follow:
	Payments Due by Period
		Less Than	1 to 3	4 to 5	More Than
	Total	1 Year	Years	Years	5 Years
Operating leases (1)	$ 4,440,000	$ 370,000	$740,000	$740,000	$2,590,000
Purchase obligations (2)	31,416,000	31,416,000	-	-	-
Total contractual cash obligations	$35,856,000	$31,786,000	$740,000	$740,000	$2,590,000

(1) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis (see Note 5. Related Party Transactions, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

(2) Our open purchase order and construction commitments total approximately $31.4 million. Of the total purchase order and construction commitments, approximately $2.0 million are cancelable by us upon providing a 30-day notice.

On September 28, 2006, our Board of Directors authorized a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, our Board of Directors authorized a program to repurchase up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. The Repurchase Plan does not obligate us to acquire any particular amount of common stock and the plan may be suspended at any time at our discretion. In August 2007, we acquired 32,112 shares pursuant to the Repurchase Plan at an average price of $23.55 per share. No other shares have been purchased pursuant to the Repurchase Plan.

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

THE CREDIT FACILITY

On February 20, 2004, a previous credit facility was refinanced (the "Credit Facility") for $50 million. At our option, borrowings under the Credit Facility would accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest included a margin added to either the Base Rate or to LIBOR tied to our ratio of funded debt to EBITDA (the "Leverage Ratio"). Depending on our Leverage Ratio, this margin would vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and 2.50 percent above LIBOR. In February 2007, this margin was further reduced to 0.00 percent and 0.75 percent above the Base Rate and between 1.00 percent and 1.75 percent above LIBOR. At September 30, 2007, we had no borrowings under the Credit Facility; however, our leverage ratio was such that the pricing for borrowings would have been the Base Rate plus 0.00 percent or LIBOR plus 1.00 percent.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of September 30, 2007, that are subject to market risks.

A one-point increase in interest rates would have had no impact on interest expense in the third quarter of 2007.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of September 30, 2007, the Company’s internal control over financial reporting is effective based on those criteria. No changes were made to our internal control over financial reporting (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: November 8, 2007   By: /s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)

14

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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: November 8, 2007
By: /s/ John Farahi
John Farahi, Chief Executive Officer

14

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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: November 8, 2007
By: /s/ Ronald Rowan
Ronald Rowan, Chief Financial Officer

14

EXHIBIT 32.1

CERTIFICATION OF JOHN FARAHI PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Farahi, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 8, 2007

By: /s/ JOHN FARAHI
John Farahi, Chief Executive Officer

14

EXHIBIT 32.2

CERTIFICATION OF RONALD ROWAN PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Monarch Casino & Resort, Inc. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald Rowan, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 8, 2007

By: /s/ Ronald Rowan
Ronald Rowan, Chief Financial Officer