Form 10-K
period 2007-12-31
MONARCH CASINO & RESORT INC
filed 2008-03-17
CIK 907242

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated Filer [X]  Non-accelerated Filer [ ]  Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ]  NO [X]

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2007, based on the closing price as reported on The Nasdaq Stock Market (SM) of $26.85 per share, was approximately $383,215,793.

As of March 4, 2008, Registrant had 18,377,788 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Proxy Statement for Registrant's 2008 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

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

THE ATLANTIS CASINO RESORT SPA

Through Golden Road, we own and operate the tropically-themed Atlantis Casino Resort Spa, which is located approximately three miles south of downtown in the generally more affluent and rapidly growing south area of Reno, Nevada.  The Atlantis features approximately 51,000 square feet of casino space interspersed with waterfalls, giant artificial palm trees, thatched-roof huts, and other tropical decor; a hotel and a motor lodge with 969 guest rooms; nine food outlets; an enclosed year-round pool with waterfall; an outdoor pool; a health spa; two retail outlets offering clothing and traditional gift shop merchandise; a full service salon for men and women; an 8,000 square-foot family entertainment center; and approximately 25,000 square feet of banquet, convention and meeting room space.

In June 2007, we announced the groundbreaking on an expansion project with completion expected in the second quarter of 2008.  New space will be added to the first floor casino level, the second and third floors and the basement level totaling approximately 116,000 square feet.  The existing casino floor will be expanded by over 10,000 square feet, or approximately 20%.  The first floor casino plans include a redesigned, updated and expanded race and sports book of approximately 4,000 square feet and an enlarged poker room.   The expansion will also include a New York-style deli restaurant.  The second floor expansion will create additional ballroom and convention space of approximately 27,000 square feet, doubling the existing facilities.  The spa and fitness center will be remodeled and expanded to create an ultra-modern spa and fitness center facility.  We also plan to add a pedestrian skywalk over Peckham Lane that will connect the Reno-Sparks Convention Center directly to the Atlantis.  Construction of the skywalk is expected to be completed in the fourth quarter of 2008.  The expansion is estimated to cost approximately $50 million, and the Atlantis Convention Center Skybridge project is estimated to cost an additional $12.5 million.  Through December 31, 2007, the Company has paid approximately $17.2 million of the estimated expansion and skybridge cost.

    The Reno-Sparks Convention Center is located across the street from the Atlantis, the only hotel-casino within easy walking distance. The Reno-Sparks Convention Center offers approximately 570,000 square feet of exhibition, meeting room, ballroom, and lobby space.

ATLANTIS CASINO

The Atlantis Casino offers approximately 1,450 slot and video poker machines; approximately 38 table games, including blackjack, craps, roulette and others; a sports book (which is operated by a third party pursuant to a lease arrangement); Keno; and a poker room.

In January 2008, we filed an application with the Nevada Gaming Commission to be licensed to operate the race and sports book at the Atlantis, currently operated by a third party tenant.  We anticipate a decision on this application in the second quarter of 2008.

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

HOTEL AND MOTOR LODGE

The Atlantis includes three contiguous high-rise hotel towers with 820 rooms and suites, and a low-rise motor lodge with another 149 rooms, for a total of 969 guest rooms. The first of the three hotel towers, which was completed in April 1991, contains 160 rooms and suites in 13 stories. The 19-story second hotel tower was completed in September 1994 and contains 278 rooms and suites. The third tower was completed in June 1999 and contains 382 rooms and suites in 28 stories. The rooms on the top seven floors in the third tower are nearly 20% larger than the standard guest rooms and offer key card elevator access, upscale accommodations and a private concierge service.

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

The average occupancy rate and average daily room rate at the Atlantis for the following periods were:
	Years ended December 31,
	2007	2006	2005
Occupancy rate	93.80%	93.30%	93.00%
Average daily room rate	$74.04	$69.87	$63.24

  We continually monitor and adjust hotel room rates based upon demand and other competitive factors. Our average daily room rate has also been impacted by rooms sold at discounted rates to select wholesale operators for tour and travel packages.

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

•	The 135-seat, aquatic-themed Atlantis Seafood Steakhouse gourmet restaurant.
•	The 200-seat, upscale MonteVigna Italian Ristorante, featuring a centrally located wine cellar.
•	The Oyster Bar restaurant in the Sky Terrace offering fresh seafood, soups and bisques made to order.
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

Operations at the Atlantis are conducted 24 hours a day, every day of the year. The Atlantis' business is seasonal in nature, with higher revenues during the summer months and lower revenues during the winter months.

ATLANTIS IMPROVEMENTS

 We have continuously invested in upgrading the Atlantis.  Our capital expenditures at the Atlantis were $17.3 million in 2007, $5.8 million in 2006 and $6.1 million in 2005.

During 2007, capital expenditures primarily consisted of construction costs associated with the current expansion phase of the Atlantis that commenced in June 2007, and the acquisition of gaming equipment to upgrade and replace existing gaming equipment. During 2006, capital expenditures primarily consisted of acquisition of gaming and computer equipment, the installation of a casino high-definition video display system, renovation of our Java Coast Gourmet Coffee and pastry bar, initial design and planning expenditures associated with our Atlantis expansion and ongoing public area renovations and upgrades.  During 2005, capital expenditures primarily consisted of the replacement of and upgrade to our ventilation and cooling system, acquisition of gaming and computer systems equipment, and continued renovations to the facility.

ADDITIONAL EXPANSION POTENTIAL

LAND CURRENTLY OWNED: Our expansion potential at the current site is twofold.  First, we could further expand our existing hotel and casino, thereby giving us more hotel rooms, amenities and more room for additional casino space. Second, we could expand by developing the 16-acre parcel that we own across the street from the Atlantis. This site is connected to the Atlantis by the Sky Terrace and is currently used for parking and special events related to the Atlantis.  Our 16-acre parcel meets all current Reno zoning requirements in the event we decide to build another resort casino or entertainment facility.

EFFORTS TO ACQUIRE ADDITIONAL LAND: On May 3, 2006, Monarch notified Ben Farahi, in his capacity as the manager of Maxum, LLC, the general partner of Biggest Little Investment L.P. (“BLI”), that the board of directors of Monarch wished to commence negotiations for purchasing the 18.95 acre shopping center property (the “Shopping Center”) owned by BLI located adjacent to the Atlantis.  On July 26, 2006, Monarch submitted a formal offer, formulated and delivered by a committee comprised of the Company’s independent directors (the “Committee”), to purchase the Shopping Center.  On October 16, 2006, the Committee received a letter from counsel to BLI advising the Company that BLI, through its general partner, Maxum, L.L.C., had “decided that such offer is not in the best interest of the Partnership’s limited partners and, therefore, will not be entering into negotiations with Monarch.”  The Board of Directors continues to consider expansion alternatives.  While there have been subsequent communications between BLI and us from time to time regarding our interest in the Shopping Center, nothing has resulted.

Collectively, John Farahi, Bob Farahi and Ben Farahi, beneficially own a controlling interest in BLI through their beneficial ownership interest in Western Real Estate Investments, LLC.

MARKETING STRATEGY

The Reno/Tahoe region is a major gaming and leisure destination with gaming revenues of approximately $1 billion.

Our revenues and operating income are principally dependent on the level of gaming activity at the Atlantis casino.  Our predominant marketing goal is to utilize all of the Atlantis facilities to generate additional casino play.  Our secondary goal is to maximize revenues from our hotel, food and beverage, cocktail lounges, convention and meeting rooms, retail and other amenities.

Our marketing efforts are directed toward three broad consumer groups:  leisure travelers, conventioneers and northern Nevada residents.   We believe the Atlantis' location outside of downtown Reno, near the airport, near major freeway arteries and across the street from the Reno-Sparks Convention Center makes the facility appealing to all three groups.

LEISURE TRAVELERS: The Reno/Tahoe region is a popular gaming and vacation destination that enjoys convenient air service from cities throughout the United States.  The principal segments of Reno's leisure traveler market are independent travelers, package tour and travel guests, guests we reach through the world-wide-web and high-end players.  We attempt to maximize our gaming revenues and hotel occupancy through a balanced marketing approach that addresses each market segment.

Independent travelers make reservations directly with hotels of their choice or through independent travel agents.  We strive to attract the middle to upper-middle income strata of this consumer segment through advertising and direct marketing.  This segment represents a large portion of the Atlantis' guests.

The package tour and travel segment consists of visitors who utilize travel packages offered by wholesale operators.  We market to this segment through relationships with select wholesalers, primarily to generate guest visits and supplement mid-week occupancy.

We welcome domestic and international reservations on the Atlantis' website www.atlantiscasino.com and are featured on major package tour and travel websites.

We market to high-end players selectively through direct sales.  We utilize complimentary rooms, food and beverage, special events and the extension of gaming credit to attract, and maintain patronage from, high-end players.

CONVENTIONEERS: Convention business, like package tour and travel business, supplements occupancy during lower-demand periods.  Conventioneers also typically pay higher average room rates than non-conventioneers.  We selectively seek convention and meeting groups that we believe will materially enhance the Atlantis' occupancy and daily room rates, as well as those we believe will be more likely to utilize our gaming products.  As the only hotel-casino within easy walking distance of the Reno-Sparks Convention Center, the Atlantis is, in our view, uniquely positioned to capitalize on this expanding segment.  We believe the Reno-Sparks Convention Center has created, and we expect will continue to create, additional guest traffic for the Atlantis within this market segment that is presently underserved in the Reno area.  As described in the “THE ATLANTIS CASINO RESORT SPA” section above, an enclosed pedestrian skywalk over Peckham Lane that will connect the Atlantis directly into the Reno-Sparks Convention Center facilities is presently under construction

We market to all guest segments, including conventioneers, on the basis of the location, quality and ambiance of the Atlantis facility, gaming values, friendly, efficient service, and the quality and relative value of Atlantis rooms, food and beverage offerings, entertainment and promotions.

Our frequent player club, "Club Paradise," allows our guests to be eligible to receive rewards and privileges based on the amount of their play, while allowing us to track their play through a computerized system. We use this information to determine appropriate levels of complimentary awards, and for guiding our direct marketing efforts. We believe that Club Paradise significantly enhances our ability to build guest loyalty and generate repeat guest visits.

NORTHERN NEVADA RESIDENTS:  We market to northern Nevada residents (referred to from time to time as "Locals") on the basis of the Atlantis’ location and accessibility, convenient surface parking, gaming values, ambiance, friendly, efficient service, and quality and relative value of food and beverage offerings, entertainment and promotions.

COMPETITION

Competition in the Reno area gaming market is intense.  Based on information obtained from the December 31, 2007 Gaming Revenue Report published by the Nevada State Gaming Control Board, there are approximately 13 casinos in the Reno area which generate more than $12.0 million each in annual gaming revenues.

We believe that the Atlantis' primary competition for leisure travelers comes from other large-scale casinos that offer amenities that appeal to middle to upper-middle income guests.  We compete for leisure travelers on the basis of the desirability of our location, the quality and ambiance of the Atlantis facility, friendly, efficient service, the quality and relative value of its rooms and food and beverage offerings, entertainment offerings, promotions and gaming values. We believe that our location away from downtown Reno is appealing to newer and more affluent guests.

We believe that the Atlantis' primary competition for conventioneers comes from other large-scale hotel casinos in the Reno area that actively target the convention market segment, and from other cities in the western United States with large convention facilities and substantial hotel capacity, including Las Vegas.  We compete for conventioneers based on the desirability of our location, the quality and ambiance of the Atlantis facility, meeting and banquet rooms designed to appeal to conventions and groups, friendly, efficient service, and the quality and relative value of its rooms and food and beverage offerings.  We believe that the Atlantis' proximity to the Reno-Sparks Convention Center affords us a distinct competitive advantage in attracting conventioneers.

We believe that the Atlantis' competition for northern Nevada residents comes primarily from other large-scale casinos located outside of downtown Reno that offer amenities that appeal to middle to upper-middle income guests, and secondarily with those casinos located in downtown Reno that offer similar amenities.  We compete for northern Nevada residents primarily on the basis of the desirability of our location, the quality and ambiance of the Atlantis facility, friendly, efficient service, the quality and relative value of our food and beverage offerings, entertainment offerings, promotions and gaming values.  We believe the Atlantis' proximity to residential areas in south Reno and its abundant surface parking provide us an advantage over the casinos located in downtown Reno in attracting Locals.

Station Casinos, Inc., a casino operator operating primarily in the Las Vegas market, has acquired several parcels in the Reno area and has announced plans to build two casinos, one of which will be located within one mile of our Atlantis Casino Resort Spa.  Station is a dominant casino operator catering to tourists and local residents in the Las Vegas market.  Should Station proceed with its plans to build one or more facilities in Reno, Station will create additional competition for us and could have a material adverse impact on our business. We also believe, however, that Station’s plans could create a “mini strip” concentration of casinos near the Atlantis which could draw gaming patrons away from the downtown Reno casinos to properties in this “mini strip” area.

The Atlantis also competes for gaming guests with hotel casino operations located in other parts of Nevada, especially Las Vegas and Lake Tahoe, and with hotel casinos, Indian casinos, and riverboat casinos located elsewhere throughout the United States and the world.  We believe that the Atlantis also competes to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, and other forms of legalized gaming, particularly in northern California and the Pacific Northwest.

The constitutional amendment approved by California voters in 2000 allowing the expansion of Indian casinos in California has had an adverse impact on casino revenues in Nevada in general, and many analysts have continued to predict the impact will be more significant on the Reno-Lake Tahoe market.  The extent of this continued impact is difficult to predict, but we believe that the impact on us will continue to be mitigated to some extent by the revenue generated from the Reno area residents and our proximity to the Reno-Sparks Convention Center.  However, if other Reno area casinos continue to suffer business losses due to increased pressure from California Indian casinos, they may intensify their marketing efforts to Reno-area residents as well. However, we believe our numerous amenities, such as a wide array of restaurants, a video arcade, banquet facilities and surface parking are key advantages in our ability to attract Locals that competitor facilities cannot easily match without major capital expenditures.

Certain experienced Nevada gaming operators have agreements to build and manage Indian casino facilities near San Francisco, one of Reno's key feeder markets. Once these facilities receive all the required permits and are built, they could provide an alternative for drive market guests to Reno area casinos, especially during certain winter periods when auto travel through the Sierra Nevada mountain passes is hampered. One major facility near Sacramento has been operating since June 2003 and has been very successful, adversely impacting many hotel casinos in Reno.

We also believe that the legalization of unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' feeder markets, such as San Francisco or Sacramento, could have a material adverse impact on our business.

In June 2004, five California Indian tribes signed compacts with the state that allow the tribes to increase the number of slot machines beyond the previous 2,000-per-tribe limit in exchange for higher fees from each of the five tribes.  In February 2008, the voters of the State of California approved compacts with four tribes located in Southern California that increases the limit of Native American operated slot machines in the State of California.

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

Golden Road, our subsidiary which operates the Atlantis, is required to be licensed by the Nevada Gaming Authorities.  The gaming license requires the periodic payment of fees and taxes and is not transferable.  We are registered by the Nevada Gaming Commission as a publicly traded, or Registered Corporation.  As such, we are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information that the Nevada Gaming Commission may require.  No person may become a stockholder of, or receive any percentage of profits from, Golden Road without first obtaining licenses and approvals from the Nevada Gaming Authorities.  Golden Road and Monarch have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the Nevada State Gaming Control Board may be found unsuitable.  The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner.  Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense.  We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:

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

In January 2008, we filed an application with the Nevada Gaming Commission to be licensed to operate the race and sports book at the Atlantis, currently operated by a third party tenant.  We anticipate a decision on this application in the second quarter of 2008.

EMPLOYEES

 As of February 14, 2008, we had approximately 1,850 employees.  None of our employees are covered by collective bargaining agreements.  We believe that our relationship with our employees is good.

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

RECENT INSTABILITY IN THE FINANCIAL MARKETS MAY HAVE AN IMPACT ON OUR BUSINESS

        Recently, the residential real estate market in Reno and the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, and precipitating more generalized credit market dislocations and a significant contraction in available liquidity globally. These factors, combined with rising oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have increased. Further declines in real estate values in Reno and the U.S. or elsewhere and continuing credit and liquidity concerns could have an adverse affect on our results of operations.

CONSTRUCTION RELATED DISRUPTIONS TO OUR BUSINESS COULD IMPACT OUR BUSINESS OPERATIONS

As discussed above in “Item 1. Business - The Atlantis Casino Resort Spa” we commenced construction on an expansion project to the Atlantis in the second quarter of 2007. The expected construction period of twelve months will continue into the second quarter of 2008.  During the construction period, there could be disruption to our operations from various construction activities.  In addition, the construction activity may make it inconvenient for our patrons to access certain locations and amenities at the Atlantis which may in turn cause certain patrons to patronize other Reno area casinos rather than deal with construction-related inconveniences.  As a result, our business and our results of operations may be adversely impacted so long as we are experiencing construction related operational disruption.

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

Several Native American casinos have opened in Northern California since passage of the 2000 constitutional amendment. Certain experienced Nevada gaming operators manage Indian casino facilities near Sacramento, one of Reno's key feeder markets.  One major facility near Sacramento has been operating since June 2003 and has been very successful, adversely impacting many hotel casinos in Reno. Central and Northern California gaming facilities could provide an alternative to Reno area casinos, especially during certain winter periods when auto travel through the Sierra Nevada mountain passes is hampered. This loss of California drive-in guests could adversely affect our operations.

We also believe that the legalization of unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key non-Reno marketing areas, such as San Francisco or Sacramento, could have a material adverse impact on our business.

In June 2004, five California Indian tribes signed compacts with the state that allow the tribes to increase the number of slot machines beyond the previous 2,000-per-tribe limit in exchange for higher fees from each of the five tribes.  In February 2008, the voters of the State of California approved compacts with four tribes located in Southern California that increase the limit of Native American operated slot machines in the State of California.

Other states are also considering legislation that would enable the development and operation of casinos or casino-like operations.

In addition, Native American gaming facilities in California and other jurisdictions in some instances operate under regulatory requirements less stringent than those imposed on Nevada licensed casinos, which could provide them a competitive advantage in our markets.  Moreover, increases in the popularity of, and competition from, Internet and other account wagering gaming services, which allow their guests to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could have a material adverse effect on our business, financial condition, operating results and prospects.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY THE ENTRY OF STATION CASINOS IN THE RENO MARKET

Station Casinos, Inc., a casino operator operating primarily in the Las Vegas market and catering mainly to Las Vegas area residents, has acquired several parcels in the Reno area and has announced plans to build two casinos, one of which will be located within one mile of our Atlantis Casino Resort Spa. Station Casinos is the dominant casino operator catering to local residents in the Las Vegas market. Should Station Casinos proceed with its plans, it will create additional competition for us in the Reno area resident, conventioneer and tour and travel markets and could have a material adverse impact on our business.

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

OUR BUSINESS MAY BE ADVERSELY IMPACTED IF THE RENO ECONOMY DECLINES

We market to and rely upon business from Reno area residents.  In recent years, Reno has enjoyed robust business growth and has attracted a number of technology, product distribution and marketing companies.  These businesses have created jobs and helped fuel residential development, including the southwest Reno metropolitan area near the Atlantis.  Should there be adverse changes in the business and employment conditions in Reno, our business could be adversely impacted.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY EXPANDED NATIVE AMERICAN GAMING OPERATIONS IN CALIFORNIA AND THE PACIFIC NORTHWEST

A large source of leisure traveler guests is California and the Pacific Northwest, including a large number who drive to Reno from the San Francisco and Sacramento metropolitan areas.  Several large-scale Native American-owned casino facilities have commenced operations in that state, some of which are located close to our key markets. The increased competition from these facilities could have a material adverse impact on our business.

OUR BUSINESS MAY BE ADVERSELY IMPACTED IF WE ARE UNABLE TO ADEQUATELY STAFF OUR OPERATIONS

The robust business growth Reno has enjoyed in recent years has increased the competition for employees.  The new and growing businesses in the area have created job opportunities that at times have exceeded the area’s supply of qualified employees.  The unemployment rate in the Reno area has been significantly lower than the national average over the last several years.  If we are unable to attract and retain qualified employees, or if competition for employees results in materially increased wages, our ability to maintain and grow our business could be adversely impacted.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY WEAKENED ECONOMIC CONDITIONS IN CALIFORNIA AND THE PACIFIC NORTHWEST

Because California and the Pacific Northwest are significant markets for our leisure traveler and conventioneer guests, our business may be adversely impacted in the event of weakened economic conditions in those geographical markets.

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

There have been recent fears concerning the spread of an “avian flu” and cruise ships have reported other highly infectious virus outbreaks. Potential future outbreaks of highly infectious diseases may adversely affect the number of visitors to our property and our business and prospects. Furthermore, an outbreak might disrupt our ability to adequately staff our business and could generally disrupt our operations. If any of our guests or employees is suspected of having contracted certain highly contagious diseases, we may be required to quarantine these customrs or employees or the affected areas of our facilities and temporarily suspend part or all of our operations at affected facilities. Any new outbreak of such a highly infectious disease could have a material adverse effect on our financial condition, results of operations and cash flows.

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

IF THE STATE OF NEVADA OR THE CITY OF RENO INCREASES GAMING TAXES AND FEES, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED

State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes.  If the State of Nevada or the City of Reno were to increase gaming taxes and fees, our results of operations could be adversely affected.  There are several gaming tax increase proposals currently circulating in Nevada.  These proposals would take the form of voter referendum.  If successfully implemented, such an increase would have a material adverse effect on our financial condition, results of operations or cash flows.

IF WE LOSE OUR KEY PERSONNEL, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED

We depend on the continued performances of John Farahi and Bob Farahi, our Chief Executive Officer and our President, respectively, and their management team.  If we lose the services of the Farahi brothers, or other senior Atlantis management personnel, and cannot replace such persons in a timely manner, our business could be materially adversely affected.

ADVERSE WINTER WEATHER CONDITIONS IN THE SIERRA NEVADA MOUNTAINS AND RENO-LAKE TAHOE AREA COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Adverse winter weather conditions, particularly snowfall, can prevent customers from traveling or make it difficult for them to drive to the Atlantis.  Adverse winter weather would most significantly affect our drive-in customers from northern California and the Pacific Northwest.  If the Reno area itself were to experience prolonged adverse winter weather conditions, our results of operations and financial condition could also be materially adversely affected.

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

CHANGES IN REGULATIONS ON LAND USE REQUIREMENTS COULD ADVERSELY IMPACT OUR BUSINESS

A change in regulations on land use requirements with regard to development of new hotel casinos in the proximity of the Atlantis could have an adverse impact on our business, results of operations, and financial condition.  A relaxation in such regulations could make it easier for competitors to enter our immediate market.  A tightening of such regulations could adversely impact our future expansion opportunities.

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

(c)  An approximate 2.6-acre site across Virginia Street from the Atlantis which is expected to be utilized as administrative offices (“the Administrative Site”) for Atlantis staff.

(d)  Leased land consisting of 37,368 square-feet next door to the Atlantis serving as a driveway entrance to the Atlantis.

(e) Leased land consisting of approximately 2.3 acres adjacent to the Administrative Site utilized for storage and administrative offices.

Our credit facility is secured by liens on all of our real property.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Our common stock trades on The NASDAQ Stock Market under the symbol MCRI. The following table sets forth the high and low bid prices of our common stock, as reported by The NASDAQ Stock Market, during the periods indicated.

	2007		2006
	High	Low	High	Low
First quarter	$27.32	$23.18	$29.85	$22.44
Second quarter	$28.93	$24.59	$32.97	$25.14
Third quarter	$31.20	$22.00	$28.50	$17.50
Fourth quarter	$31.39	$23.50	$25.74	$19.45

As of March 5, 2008, there were approximately 87 holders of record of our common stock, and approximately 2,819 beneficial stockholders.

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

STOCK PERFORMANCE GRAPH

The following chart reflects the cumulative total return (change in stock price plus reinvested dividends) of a $100 investment in the Company’s Common Stock from the five-year period from January 1, 2002 through December 31, 2007, in comparison to the Standard & Poor’s 500 Composite Stock Index and an industry peer group index. The comparisons are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

[Missing Graphic Reference]

Peer Group Companies: The companies included in the peer group are as follows: Ameristar Casinos, Inc; Boyd Gaming Corp.; Harrahs Entertainment, Inc.; Isle of Capri Casinos, Inc.; Las Vegas Sands Corp.; MGM Mirage; Nevada Gold & Casinos, Inc.; Penn National Gaming, Inc.; Pinnacle Entertainment, Inc.; Riviera Holdings Corp.; Station Casinos, Inc. and Wynn Resorts, Ltd.

(b)  Not applicable.

(c)  On September 28, 2006, the Company’s Board of Directors authorized a stock repurchase plan that superseded an older plan adopted in 2003 (the “Repurchase Plan”).  Under the Repurchase Plan, the Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company’s common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors.  The Repurchase Plan does not obligate the Company to acquire any particular amount of common stock and the plan may be suspended at any time at the Company’s discretion.

The following table summarizes the repurchases made during the three month period ended December 31, 2007.  All repurchases were made in the open market.

				(c)	(d)
				Total number of	Maximum number of
	(a)		(b)	shares purchased as	shares that may yet
	Total number of		Average price	part of publicly	be purchased under
Period	shares purchased		paid per share	announced plans	the plans
October 1, 2007 through October 31, 2007	-		-	-	-
November 1, 2007 through November 30, 2007	-		-	-	-
December 3, 2007 through December 31, 2007	523,396	(1)	$25.03	523,396	444,492

(1) All shares were purchased pursuant to the Repurchase Plan discussed above.

      ITEM 6. SELECTED FINANCIAL DATA

Years ended December 31,
Amounts in thousands, except per share amounts
2007			2006		2005		2004		2003
OPERATING RESULTS
Casino revenues	$ 110,259		$ 103,333		$ 94,501		$ 84,132		$ 74,956
Other revenues	75,117		72,329		67,165		65,545		59,741
Gross revenues	185,376		175,662		161,666		149,677		134,697
Promotional allowances	(25,519)		(23,693)		(21,881)		(20,220)		(18,746)
Net revenues	159,856		151,969		139,785		129,457		115,951
Income from operations	35,688	(F1)	33,492	(F2)	33,069	(F3)	26,274	(F4)	17,209	(F5)
Income before income tax	37,464		33,860		32,056		24,689		14,572
Net income	$ 24,480		$ 22,080		$ 21,035		$ 16,526		$ 9,606

INCOME PER SHARE OF COMMON STOCK (F6)
Net income per share
Basic	$ 1.28		$ 1.16		$ 1.12		$ 0.88		$ 0.51
Diluted	$ 1.27		$ 1.15		$ 1.10		$ 0.88		$ 0.51
Weighted average number of common shares and potential common shares outstanding
Basic	19,058		18,990		18,849		18,756		18,759
Diluted	19,329		19,275		19,094		18,815		18,825

OTHER DATA
Depreciation and amortization	$ 8,138		$ 8,559		$ 8,379		$ 9,628		$ 10,797
Other income (expense)	$ 1,776		$ 368		$ (1,013)		$ (1,584)		$ (2,638)
Capital expenditures (F7)	$ 17,287		$ 5,795		$ 6,113		$ 9,710		$ 8,406

BALANCE SHEET DATA
Total assets	$154,286		$138,381		$117,670		$118,339		$115,877
Current maturities of long-term debt	$ -		$ -		$ -		$ -		$ 6,060
Long-term debt, less current maturities	$ -		$ -		$ 8,100		$ 32,400		$ 41,125
Stockholders' equity (F8)	$129,419		$115,646		$ 87,559		$ 65,763		$ 48,723

   Footnotes to Selected Financial Data:
   (F1) 2007 includes a $7 thousand gain on disposal of fixed assets
   (F2) 2006 includes a $55 thousand loss on disposal of fixed assets
   (F3) 2005 includes a $42 thousand gain on disposal of fixed assets.
   (F4) 2004 includes a $173 thousand loss on disposal of fixed assets.
   (F5) 2003 includes a $133 thousand gain on disposal of fixed assets.
   (F6) Per share data and shares outstanding prior to 2005 are adjusted to reflect a 2-for-1 stock split effective March 31, 2005.
   (F7) Includes amounts financed with debt or capitalized lease obligations.
   (F8) We paid no dividends during the five year period ended December 31, 2007.

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

Our sole operating asset, the Atlantis, is a hotel/casino resort located in Reno, Nevada.  Our business strategy is to maximize the Atlantis' revenues, operating income and cash flow primarily through our casino, our food and beverage operations and our hotel operations.  We capitalize on the Atlantis' location for tour and travel visitors, conventioneers and Locals by offering exceptional service, value and an appealing theme to our guests.  Our hands-on management style focuses on customer service and cost efficiencies.

Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.

OPERATING RESULTS SUMMARY

During 2007, we exceeded all previously reported Company annual casino revenues, food and beverage revenues, hotel revenues, net revenues, net income and earnings per share.

Amounts in millions, except per share amounts				Percentage
				Increase / (Decrease)
	2007	2006	2005	07 vs 06	06 vs 05
Casino revenues	$110.3	$103.3	$ 94.5	6.8%	9.3%
Food and beverage revenues	42.4	41.0	38.6	3.4%	6.2%
Hotel revenues	27.9	26.4	23.9	5.7%	10.5%
Other revenues	4.9	4.9	4.7	-	4.3%
Net revenues	159.9	152.0	139.8	5.2%	8.7%
Sales, general and admin exp	50.0	46.3	38.1	8.0%	21.5%
Income from operations	35.7	33.5	33.1	6.6%	1.2%

Net income	24.5	22.1	21.0	10.9%	5.2%

Earnings per share - diluted	1.27	1.15	1.10	10.4%	4.5%

Operating margin	22.3%	22.0%	23.7%	0.3 pts	(1.7) pts

We attribute our improved results to our experienced management team, the superb location of the Atlantis in the more affluent and growing south part of Reno, the quality of our product that drives repeat business, and our ability to attract leisure travelers.

In 2007, our income from operations increased 6.6% over 2006, while our net income and earnings per diluted share increased 10.9% and 10.4%, respectively.  Significant factors that affected our 2007 results are listed below.  These items are discussed in greater detail elsewhere in our discussion of operating results and in the Liquidity and Capital Resources section.

•	Net revenues in 2007 increased 5.2% over 2006 due to increases in our casino, food and beverage and hotel revenue segments, which increased 6.8%, 3.4% and 5.7%, respectively, over 2006.

•	Sales, general and administrative expenses increased 8.0% over 2006 primarily driven by:

o	higher legal expense principally related to the ongoing Kerzner litigation (see ITEM 3. LEGAL PROCEEDINGS above)
o
higher marketing and promotional expense primarily related to our efforts to mitigate the negative effects of disruption our guests experienced related to construction of our expansion project (see additional discussion below under Capital Spending and Development), aggressive marketing programs by our nearest competitor to promote the grand opening of its major expansion project and negative macroeconomic trends experienced in the Reno, our feeder markets and the nation as a whole

o
higher payroll and benefits expense primarily related to increased headcount related to our expansion project (see additional discussion below under Capital Spending and Development), higher health care benefits expense and an increase in the minimum wage

o
all partially offset by the impact of a $1.2 million non-cash charge in the second quarter of 2006, which did not recur in 2007, related to early vesting of stock options for the Company’s former Co-Chairman and Chief Financial Officer who resigned in 2006.

•
Departmental expenses related to casino, food and beverage and other revenue segments increased in 2007 over 2006 by 5.3%, 3.8% and 2.4%, respectively, primarily driven by an overall increase in commodity and supply costs combined with an increase in the minimum wage.  Expenses for the hotel segment remained flat in 2007 as compared to 2006.  Margins for the casino and hotel segments improved, while margins for food and beverage and other decreased in 2007 as compared to 2006.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain the Atlantis facility in order to present a fresh, high quality product to our guests.

Capital expenditures at the Atlantis (including non-cash capital expenditures) totaled approximately $17.3 million, $5.8 million and $6.1 million in 2007, 2006 and 2005, respectively. During 2007 capital expenditures at the Atlantis consisted of construction costs associated with the current expansion phase of the Atlantis that commenced in June 2007, and the acquisition of gaming equipment to upgrade and replace existing gaming equipment. During 2006, capital expenditures primarily consisted of acquisition of gaming and computer equipment, the installation of a casino high-definition video display system, renovation of our Java Coast Gourmet Coffee and pastry bar, initial design and planning expenditures associated with our Atlantis expansion and ongoing property public area renovations and upgrades.  During 2005, capital expenditures consisted primarily of the replacement of and upgrade to our ventilation and cooling system, acquisition of gaming and computer systems equipment, and continued renovations to the facility.

Future cash needed to finance ongoing capital expenditures is expected to be available from cash on-hand and operating cash flow, the Credit Facility (see Item 8, "FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Note 5.") and, if necessary, additional borrowings.

In June 2007, we announced the groundbreaking on an expansion project with completion expected in the second quarter of 2008.  New space will be added to the first floor casino level, the second and third floors and the basement level totaling approximately 116,000 square feet.  The existing casino floor will be expanded by over 10,000 square feet, or approximately 20%.   The first floor casino plans include a redesigned, updated and expanded race and sports book of approximately 4,000 square feet and an enlarged poker room.   The expansion will also include a New York-style deli restaurant.  The second floor expansion will create additional ballroom and convention space of approximately 27,000 square feet, doubling the existing facilities.  The spa and fitness center will be remodeled and expanded to create an ultra-modern spa and fitness center facility.  We also plan to add a pedestrian skywalk over Peckham Lane that will connect the Reno-Sparks Convention Center directly to the Atlantis.  Construction of the skywalk is expected to be completed in the fourth quarter of 2008.  The expansion is estimated to cost approximately $50 million, and the Atlantis Convention Center Skybridge project is estimated to cost an additional $12.5 million.  Through December 31, 2007, the Company has paid approximately $17.2 million of the estimated expansion and skybridge cost.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with principles generally accepted in the United States.  Certain of our policies, including the estimated lives assigned to our assets, the determination of bad debt reserves, self insurance reserves, concentration of credit risk, and the calculation of income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on historical experience, terms of existing contracts, observations of trends in the industry, information provided by customers and information available from other outside sources, as appropriate.  There can be no assurance that actual results will not differ from our estimates.  To provide an understanding of the methodologies applied, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the Notes to Consolidated Financial Statements.

The consolidated financial statements include the accounts of Monarch and Golden Road. Intercompany balances and transactions are eliminated.

Self-insurance Reserves

The Company reviews self-insurance reserves at least quarterly. The reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reports prepared by the third party plan administrator for any significant unpaid claims.  The reserve is an amount estimated to pay both reported and unreported claims as of the balance sheet date, which management believes are adequate.

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

The Company also applies the requirements of Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which prescribes minimum recognition thresholds a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Implementation has resulted in no material impact on the Company’s financial position or results of operations.

RESULTS OF OPERATIONS

2007 Compared with 2006

For the year ended December 31, 2007, we earned net income of $24.5 million, or $1.27 per diluted share, on net revenues of $159.9 million, compared to net income of $22.1 million, or $1.15 per diluted share, on net revenues of $152.0 million for the year ended December 31, 2006.  Net revenue for 2007 is the highest in Company history.  Income from operations totaled $35.7 million for 2007, a 6.6% increase when compared to $33.5 million for 2006. Net income for the year 2007 represents a record high for our Company. We believe that for much of 2007, the Atlantis continued to benefit from the increasing popularity of the Atlantis with visitors to the Reno area, from our commitment to ongoing property upgrades and renovations and from the rapid growth occurring in the residential and commercial areas south of the Atlantis in Reno.

Casino revenues totaled $110.3 million in 2007, up 6.8% from $103.3 million in 2006, driven by increases in slot, table games, poker and Keno win.  Revenue from slot and video poker machines ("slot machines") increased approximately 7.3% in 2007 compared to 2006. We believe that increased slot machine play was due to continued effective marketing and continuous upgrade of facilities and equipment. Table game win increased approximately 2.4% in 2007 compared to 2006. Keno and poker room revenues combined increased approximately 11.0% in 2007 over 2006 due to continued effective marketing and the quality of the product and service offering at the Atlantis. Casino operating expenses were 32.6% of casino revenues in 2007, a slight improvement from 33.0% in 2006.

Food and beverage revenues increased 3.4% to $42.4 million in 2007 from $41.0 million in 2006, primarily due to a 3.5% increase in average revenue per cover. Food and beverage operating expenses as a percentage of food and beverage revenue increased slightly to 47.9% in 2007 from to 47.6% in 2006.

Hotel revenues totaled $27.9 million in 2007, an increase of 5.7% from $26.4 million in 2006. The increase reflects an increase in both the average daily room rate (“ADR”) and occupancy rate during the twelve month period of 2007 compared to the same period in 2006.  The Atlantis' ADR was $74.04 in 2007, compared to $69.87 in 2006.  The average occupancy rate at the Atlantis was 93.8% in 2007 compared to 93.3% in 2006.  Hotel operating expenses decreased slightly to 30.0% of hotel revenues in 2007, compared to 31.7% in 2006.  This decrease in operating expenses as a percentage of hotel revenues resulted primarily from the revenue impact of the increased ADR partially offset by increased direct hotel operating expenses.

Promotional allowances increased to $25.5 million in 2007 compared to $23.7 million in 2006.  As a percentage of gross revenue, the amount in 2007 increased slightly to 13.8% as compared to 13.5% for 2006.  The dollar increase is attributable to continued efforts to generate additional revenues and reflects efforts to ensure that promotional costs are directed toward gaming guests.

Other revenues in 2007 remained flat at $4.9 million when compared to 2006.  Other operating expenses were 30.5% of other revenues in 2007, an increase from 29.7% in 2006.

Selling, general and administrative ("SG&A") expenses totaled $50.0 million, or 31.3% of net revenues, in 2007 compared to $46.3 million, or 30.5% of net revenues, in 2006 for a year over year increase of $3.7 million or 8.0%.  The primary drivers of this increase are: i) higher legal expense related to the ongoing Kerzner litigation (see ITEM 3. LEGAL PROCEEDINGS above); ii) higher marketing and promotional expense primarily related to our efforts to mitigate the negative effects of disruption our guests experienced related to construction of our expansion project (see additional discussion below under Capital Spending and Development), aggressive marketing programs by our nearest competitor to promote the grand opening of its major expansion project and negative macroeconomic trends experienced in the Reno, our feeder markets and the nation as a whole and iii) higher payroll and benefits expense primarily related to increased headcount related to our expansion project (see additional discussion below under Capital Spending and Development), higher health care benefits expense and an increase in the minimum wage all partially offset by the impact of a $1.2 million non-cash charge in the second quarter of 2006, which did not recur in 2007, related to early vesting of stock options for the Company’s former Co-Chairman and Chief Financial Officer who resigned in 2006.

Depreciation and amortization expense was $8.1 million in 2007, a decrease of 5.8% compared to $8.6 million in 2006.

Interest expense, reflecting amortization of various one-time fees and other loan costs required to open our credit facility (see THE CREDIT FACILITY below), totaled $152,000 in 2007 as compared to $98,000 in 2006.  Interest income derived from investment of surplus cash in short-term, interest bearing instruments was $1.9 million in 2007 compared to $466,000 in 2006.  This increase was driven primarily by higher average surplus cash invested in 2007 as compared to 2006.

2006 Compared with 2005

For the year ended December 31, 2006, we earned net income of $22.1 million, or $1.15 per diluted share, on net revenues of $152.0 million, compared to net income of $21.0 million, or $1.10 per diluted share, on net revenues of $139.8 million for the year ended December 31, 2005.  Net revenue for 2006 represented the highest in Company history before being topped by 2007 results.  Income from operations totaled $33.5 million for 2006, a 1.2% increase when compared to $33.1 million for 2005. Net income for the year 2006 also represented a record high for our Company before reporting the 2007 results. We believe the Atlantis continued to benefit in 2006 from increasing popularity of the Atlantis with visitors to the Reno area, from our commitment to ongoing property upgrades and renovations and from the rapid growth occurring in the residential and commercial areas south of the Atlantis in Reno.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our daily hotel and casino activities with net cash provided by operating activities.  For the years 2007, 2006 and 2005, net cash provided by operating activities totaled $30.1 million, $35.2 million and $31.0 million, respectively.  During each of the three years, net cash provided by operating activities was sufficient to fund our day-to-day operating expenses.

Net cash used in investing activities, which consisted of acquisitions of property and equipment, totaled $15.3 million, $5.8 million and $6.1 million in 2007, 2006 and 2005, respectively.  Total capital expenditures, including amounts financed, were $17.3 million, $5.8 million and $6.1 million in 2007, 2006 and 2005, respectively.

Net cash used in financing activities totaled $13.0 million in 2007, $5.4 million in 2006 and $23.9 million in 2005. Cash used in financing activities was principally related to our treasury stock purchases in 2007, and to the paydown of our outstanding debt in 2006 and 2005.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of December 31, 2007 and the next five years and thereafter are as follows:

Contractual Cash	Payments Due by Period
Obligations		less than	1 to 3	4 to 5	more than
	Total	1 year	years	years	5 years
Operating Leases(1)	$4,834,000	$613,000	$983,000	$740,000	$2,498,000
Purchase Obligations(2)	35,645,000	35,645,000	-	-	-
Total Contractual Cash Obligations	$40,479,000	$36,258,000	$983,000	$740,000	$2,498,000

 (1) Operating leases include $370,000 per year in lease and common expense payments to the shopping center adjacent to the Atlantis (see Capital Spending and Development) and $243,000 per year in lease payments to Triple J (see Note 10 to the Consolidated Financial Statements).

(2) Our open purchase order commitments total approximately $35.6 million.  Of the total purchase order commitments, approximately $2.1 million are cancelable by the Company upon providing a 30-day notice.

On September 28, 2006, the Board of Directors authorized a stock repurchase plan that superseded an older plan adopted in 2003 (the “Repurchase Plan”).  Under the Repurchase Plan, the Board of Directors authorized a program to repurchase up to 1,000,000 shares of the company’s common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors.  The Repurchase Plan does not obligate us to acquire any particular amount of common stock and the plan may be suspended at any time at our discretion.  On March 11, 2008, the Board of Directors authorized a new repurchase plan to repurchase up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors.   The Company had purchased the full 1,000,000 shares under the Repurchase Plan.

In June 2007, we announced the groundbreaking on an expansion project with completion expected in the second quarter of 2008.  New space will be added to the first floor casino level, the second and third floors and the basement level totaling approximately 116,000 square feet.  The existing casino floor will be expanded by over 10,000 square feet, or approximately 20%.   The first floor casino plans include a redesigned, updated and expanded race and sports book of approximately 4,000 square feet and an enlarged poker room.   The expansion will also include a New York-style deli restaurant.  The second floor expansion will create additional ballroom and convention space of approximately 27,000 square feet, doubling the existing facilities.  The spa and fitness center will be remodeled and expanded to create an ultra-modern spa and fitness center facility.  We also plan to add a pedestrian skywalk over Peckham Lane that will connect the Reno-Sparks Convention Center directly to the Atlantis.  Construction of the skywalk is expected to be completed in the fourth quarter of 2008.  The expansion is estimated to cost approximately $50 million, and the Atlantis Convention Center Skybridge project is estimated to cost an additional $12.5 million.  Through December 31, 2007, the Company has paid approximately $17.2 million of the estimated expansion and skybridge cost.

We believe that our existing cash balances, cash flow from operations, equipment financing, and borrowings available under the New Credit Facility will provide us with sufficient resources to fund our operations, meet our debt obligations and fulfill our capital expenditure requirements; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control.  If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

THE CREDIT FACILITY

Until February 20, 2004, we had a reducing revolving term loan credit facility with a consortium of banks that was to expire on June 30, 2004, (the "Original Credit Facility").  On February 20, 2004, the Original Credit Facility was refinanced (the "New Credit Facility") for $50 million, which included the $46 million payoff of the unpaid balance of the Original Credit Facility.  At December 31, 2007 and 2006, we had no borrowings under the New Credit Facility; however, our leverage ratio was such that the pricing for borrowings would have been the Base Rate plus 0.00 percent or LIBOR plus 1.00 percent.

Effective February 2007, in consideration of our cash balance, cash expected to be generated from operations and to avoid agency and commitment fees, we elected to permanently reduce the available borrowings to $5 million.  We may permanently reduce the maximum principal available under the New Credit Facility at any time so long as the amount of such reduction is at least $500,000 and a multiple of $50,000.  In the future we may utilize borrowings from the New Credit Facility for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.

Borrowings under the New Credit Facility would be secured by liens on substantially all of the real and personal property of the Atlantis and is guaranteed by Monarch.

The New Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments.  The New Credit Facility also contains covenants requiring that we maintain certain financial ratios and contains provisions that restrict cash transfers between Monarch and our affiliates.  The New Credit Facility also contains provisions requiring the achievement of certain financial ratios before we can repurchase our common stock. We do not consider the covenants to restrict operations.

The maturity date of any borrowings under the New Credit Facility is February 23, 2009.  We may prepay borrowings under the New Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period).  Amounts prepaid under the New Credit Facility may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

We paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the term of the New Credit Facility using the straight-line method.

SHORT-TERM DEBT

At December 31, 2007, we had no slot purchase contracts or other short-term debt outstanding.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 as of January 1, 2007, as required.  FIN 48 requires that the cumulative effect of adoption be recorded in retained earnings.  Implementation resulted in no cumulative effect for the Company nor any material impact on the Company’s financial position or results of operations.

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

                In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

                In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

                In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of December 31, 2007 that are subject to market risk.  As of December 31, 2007 and 2006, we had no outstanding debt subject to market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monarch Casino & Resort, Inc.:

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statements schedule listed in the index at Item 15(a). These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Casino & Resort, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Las Vegas, Nevada
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of Monarch Casino and Resort, Inc.:

We have audited Monarch Casino and Resort, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of Monarch Casino and Resort, Inc. and Subsidiaries and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Las Vegas, Nevada
March 12, 2008

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2007	2006	2005
Revenues
Casino	$110,259,104	$103,332,559	$94,501,028
Food and beverage	42,364,225	41,037,321	38,564,365
Hotel	27,885,858	26,412,755	23,909,915
Other	4,866,536	4,878,840	4,690,105
Gross revenues	185,375,723	175,661,475	161,665,413
Less promotional allowances	(25,519,352)	(23,692,521)	(21,880,793)
Net revenues	159,856,371	151,968,954	139,784,620
Operating expenses
Casino	35,927,672	34,134,518	31,990,758
Food and beverage	20,283,267	19,533,532	18,795,268
Hotel	8,357,541	8,383,382	7,696,576
Other	1,485,550	1,450,100	1,340,556
Selling, general and administrative	49,966,276	46,309,938	38,073,313
Gaming development costs	10,477	106,477	439,984
Depreciation and amortization	8,137,886	8,559,374	8,379,033
Total operating expenses	124,168,669	118,477,321	106,715,488
Income from operations	35,687,702	33,491,633	33,069,132
Other income (expense)
Interest income	1,928,450	466,050	257
Interest expense	(152,274)	(97,722)	(1,013,377)
Total other income (expense)	1,776,176	368,328	(1,013,120)
Income before income taxes	37,463,878	33,859,961	32,056,012
Provision for income taxes	12,983,660	11,779,590	11,020,552
Net income	$24,480,218	$22,080,371	$21,035,460
Earnings per share of common stock
Net income
Basic	$1.28	$1.16	$1.12
Diluted	$1.27	$1.15	$1.10
Weighted average number of
common shares and potential
common shares outstanding:
Basic	19,057,583	18,990,331	18,848,532
Diluted	19,329,131	19,274,847	19,093,777

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets
Cash	$38,835,820	$36,985,187
Receivables, net	4,134,099	3,268,970
Federal income tax refund receivable	998,123	-
Inventories	1,496,046	1,471,667
Prepaid expenses	3,144,374	2,833,126
Deferred income taxes	1,084,284	965,025
Total current assets	49,692,746	45,523,975
Property and equipment
Land	10,339,530	10,339,530
Land improvements	3,166,107	3,166,107
Buildings	78,955,538	78,955,538
Building improvements	10,435,062	10,435,062
Furniture and equipment	72,511,165	72,708,061
Leasehold improvements	1,346,965	1,346,965
	176,754,367	176,951,263
Less accumulated depreciation and amortization	(92,215,149)	(84,325,578)
	84,539,218	92,625,685
Construction in progress	17,236,062	-
Net property and equipment	101,775,280	92,625,685
Other assets, net	2,817,842	231,247
Total assets	$154,285,868	$138,380,907

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
Current liabilities	2007	2006
Accounts payable	10,840,318	8,590,669
Construction accounts payable	1,971,022	-
Accrued expenses	9,230,157	9,878,851
Federal income taxes payable	-	16,457
Total current liabilities	22,041,497	18,485,977

Deferred income taxes	2,825,433	4,248,614
Total liabilities	24,866,930	22,734,591
Stockholders' equity
Preferred stock, $.01 par value, 10,000,000
shares authorized; none issued	-	-
Common stock, $.01 par value, 30,000,000
shares authorized; 19,096,300 shares issued;
18,566,540 outstanding at 12/31/07 and
19,065,968 outstanding at 12/31/06	190,963	190,726
Additional paid-in capital	25,741,972	23,205,045
Treasury stock, 529,760 shares at 12/31/07 and
6,582 shares at 12/31/06, at cost	(13,268,905)	(24,145)
Retained earnings	116,754,908	92,274,690
Total stockholders' equity	129,418,938	115,646,316
Total liabilities and stockholder's equity	$154,285,868	$138,380,907

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2005	18,812,448	$190,726	$17,367,909	$49,158,859	$(954,152)	$65,763,342
Exercise of stock options, including	66,862	-	514,918	-	245,275	760,193
related tax benefit
Net income	-	-	-	21,035,460	-	21,035,460
Balance, December 31, 2005	18,879,310	190,726	17,882,827	70,194,319	(708,877)	87,558,995
Exercise of stock options, including	186,658	-	1,528,757	-	684,732	2,213,489
related tax benefit
Share based compensation expense	-	-	3,793,461	-	-	3,793,461
Net income	-	-	-	22,080,371	-	22,080,371
Balance, December 31, 2006	19,065,968	190,726	23,205,045	92,274,690	(24,145)	115,646,316
Exercise of stock options, including
related tax benefit	56,080	237	(26,887)	-	629,286	602,636
Purchase of treasury stock	(555,508)	-	-	-	(13,874,046)	(13,874,046)
Share based compensation expense	-	-	2,563,814	-	-	2,563,814
Net income	-	-	-	24,480,218	-	24,480,218
Balance, December 31, 2007	18,566,540	$190,963	$25,741,972	$116,754,908	$(13,268,905)	$129,418,938

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
                MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$ 24,480,218	$ 22,080,371	$ 21,035,460
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	8,137,886	8,559,374	8,379,033
Amortization of deferred loan costs	148,838	38,277	137,096
Share based compensation	2,271,057	3,273,708	-
Provision for bad debts	554,891	903,426	550,512
(Gain) loss on disposal of assets	(6,969)	55,115	(41,636)
Deferred income taxes	(1,542,439)	(1,343,380)	(766,817)
Changes in operating assets and liabilities
Receivables, net	(2,418,143)	(326,034)	(943,183)
Inventories	(24,379)	(15,214)	(3,756)
Prepaid expenses	(311,248)	(431,507)	(55,377)
Other assets	(2,735,433)	-	-
Accounts payable	2,249,649	1,255,038	1,587,855
Accrued expenses	(648,694)	1,156,630	1,134,254
Federal income taxes payable	(16,457)	16,457	-
Net cash provided by operating activities	30,138,777	35,222,261	31,013,441
Cash flows from investing activities:
Proceeds from sale of assets	6,969	38,280	41,636
Change in construction payable	1,971,022	-	-
Acquisition of property and equipment	(17,287,483)	(5,795,089)	(6,113,220)
Net cash used in investing activities	(15,309,492)	(5,756,809)	(6,071,584)
Cash flows from financing activities:
Proceeds from exercise of stock options	602,636	2,213,489	429,859
Deferred tax asset write-off	-	(203,067)	-
Tax benefit of stock option exercise	292,757	722,819	-
Proceeds from long-term borrowings	-	-	3,000,000
Principal payments on long-term debt	-	(8,100,000)	(27,300,000)
Purchase of treasury stock	(13,874,045)	-	-
Net cash used in financing activities	(12,978,652)	(5,366,759)	(23,870,141)
Net increase in cash	1,850,633	24,098,693	1,071,716
Cash and cash equivalents at beginning of year	36,985,187	12,886,494	11,814,778
Cash and cash equivalents at end of year	$ 38,835,820	$ 36,985,187	$ 12,886,494
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,437	$ 66,659	$ 973,314
Cash paid for income taxes	$ 15,247,923	$ 12,300,000	$ 11,250,000

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

Self-insurance Reserves

The Company reviews self-insurance reserves at least quarterly. The reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reports prepared by the third party plan administrator for any significant unpaid claims.  The reserve is accrued at an amount that approximates amounts needed to pay both reported and unreported claims as of the balance sheet date, which management believes are adequate.

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects.  When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money.  Interest capitalization is ceased when the project is substantially complete.  The Company did not record capitalized interest during the years ended December 31, 2007, 2006 and 2005.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, as well as investments purchased with an original maturity of 90 days or less.

Inventories

Inventories, consisting primarily of food, beverages, and retail merchandise, are stated at the lower of cost or market.  Cost is determined on a first-in, first-out basis.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Property and equipment is depreciated principally on a straight line basis over the estimated service lives as follows:

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

The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances.  The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:

	Years ended December 31,
	2007	2006	2005
Food and beverage	$12,735,942	$11,706,382	$11,363,365
Hotel	2,143,988	2,004,909	1,820,435
Other	460,099	504,945	436,430
	$15,340,029	$14,216,236	$13,620,230

Advertising Costs

All advertising costs are expensed as incurred.  Advertising expense, which is included in selling, general and administrative expense, was $3,657,712, $3,533,057 and $3,321,653 for 2007, 2006 and 2005, respectively.

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

The Company also applies the requirements of FIN 48 which prescribes minimum recognition thresholds a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Implementation has resulted in no material impact on the Company’s financial position or results of operations.

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

Stock Based Compensation

The Company maintains three stock option plans, which are described more fully in Note 8.  Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its plans.  For the year ended December 31, 2005, no stock-based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost recognized in the years ended December 31, 2007 and 2006 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes for the years ended December 31, 2007 and 2006 is $2.3 million and $3.3 million lower, and net income for the years ended December 31, 2007 and 2006 is $1.5 million and $2.2 million lower, respectively, than if it had continued to account for share based compensation under APB 25.  Basic and diluted earnings per share would have been $1.36 and $1.34, respectively, for the year ended December 31, 2007 and would have been $1.28 and $1.26, respectively for the year ended December 31, 2006, respectively, if the Company had not adopted Statement 123(R).

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  The $292,757 and $722,819 excess tax benefits for the years ended December 31, 2007 and 2006 classified as financing cash inflows would have been classified as operating cash inflows if the Company had not adopted Statement 123(R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans in all periods presented.  If the Company had elected to recognize compensation cost on the fair market value at the grant dates for awards under the stock option plans, consistent with the method prescribed by Statement 123, net income and income per share for the year ended December 31, 2005 would have been changed to the pro forma amounts indicated below:

December 31, 2005
Net income, as reported	$21,035,460
Stock based employee compensation expensed determined under the fair value based method for all awards, net of related tax effects	(1,113,398)
Pro forma net income	$19,922,062

Basic earnings per share
As reported	$1.12
Pro forma	$1.06

Diluted earnings per share
As reported	$1.10
Pro forma	$1.04

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	Years ended December 31,
	2007		2006		2005
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Net income
Basic	19,058	$1.28	18,990	$1.16	18,849	$1.12
Effect of dilutive stock options	271	(0.01)	285	(0.01)	245	(0.02)
Diluted	19,329	$1.27	19,275	$1.15	19,094	$1.10

The following options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and their inclusion would be antidilutive:

	Years ended December 31,
	2007	2006	2005
Options to purchase shares of common stock (in thousands)	232	122	35
Exercise prices	$27.39-$30.07	$25.89-$28.25	$19.98-$21.46
Expiration dates (mo./yr.)	5/16-10/17	5/16-6/16	4/15-11/15

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of bank deposits, short term investments of surplus cash and trade receivables.  The Company maintains its surplus cash in bank accounts and money market mutual funds which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base.  The Company believes it is not exposed to any significant credit risk on cash and accounts receivable.

Impact of Recently Issued Accounting Standards

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

                In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

                In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

                In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
	December 31,
	2007	2006
Casino	$4,135,884	$3,338,227
Hotel	665,079	1,019,019
Other	751,255	165,021
	5,552,218	4,522,267
Less allowance for doubtful accounts	(1,418,119)	(1,253,297)
	$4,134,099	$3,268,970

The Company recorded bad debt expense of $554,891, $903,426 and $550,512 in 2007, 2006 and 2005, respectively.

NOTE 3.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2007	2006
Accrued salaries, wages
and related benefits	$4,022,526	$4,714,956
Progressive slot machine
and other gaming accruals	2,785,054	2,539,657
Accrued gaming taxes	374,754	660,478
Accrued interest	25,534	25,534
Other accrued liabilities	2,022,289	1,938,226
	$9,230,157	$9,878,851

NOTE 4.  LEASE COMMITMENTS

In 2004, a driveway was constructed that is being shared between the Atlantis and the adjacent Sierra Marketplace Shopping Center that is owned and controlled by affiliates of the Company's principal stockholders (the "Shopping Center"). A traffic signal was erected at mid-block on South Virginia Street, serving the driveway.  As part of this project, the Company is leasing a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index.  The Company is also using part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI appraisal. The Company uses the leased driveway space for pedestrian and vehicle access to the Atlantis, and the Company has use of a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The project was completed, the driveway was put into use and the Company began paying rent on September 30, 2004. The cost of the driveway is being depreciated over the initial 15-year lease term; some components of the driveway are being depreciated over a shorter period of time.

On December 24, 2007, the Company entered into a lease with Triple “J” Plus, LLC (Triple J) for the use of a facility on 2.3 acres of land (jointly “the Property”) across Virginia Street from the Atlantis that the Company plans to utilize for administrative office and storage space for Atlantis staff . The managing partner of Triple J is a first-cousin of John and Bob Farahi, the Company’s Chief Executive Officer and President, respectively.  The term of the lease is two years requiring monthly rental payments of $20,256.  Commensurate with execution of the lease, the Company entered into an agreement that provides the Company with a purchase option on the Property at the expiration of the lease period while also providing Triple J with a put option to cause the Company to purchase the Property during the lease period.  The purchase price of the Property has been established by a third party appraisal company.  Lastly, as a condition of the lease and purchase option, the Company entered into a promissory note (the Note) with Triple J whereby the Company advanced a $2.7 million loan to Triple J.  The Note requires interest only payments at 5.25% and matures on the earlier of i) the date the Company acquires the Property or ii) January 1, 2010.  At December 31, 2007, the fair value of the loan approximated book value.

The Company accounts for its rental expense using the straight-line method over the original lease term.  Rental increases based on the change in the CPI are contingent and accounted for prospectively.

Following is a summary of future minimum payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2007:

Operating Leases
Year ending December 31,
2008	$613,000
2009	613,000
2010	370,000
2011	370,000
2012	370,000
Thereafter	2,498,000
Total minimum lease payments	$4,834,000

Rental expense for operating leases amounted to $0, $9,085 and $79,383 in 2007, 2006 and 2005, respectively, as reported in selling, general and administrative expenses in the statements of income.

NOTE 5.  LONG-TERM DEBT

THE CREDIT FACILITY

Until February 20, 2004, the Company had a reducing revolving term loan credit facility with a consortium of banks that was to expire on June 30, 2004, (the "Original Credit Facility").  On February 20, 2004, the Original Credit Facility was refinanced (the "New Credit Facility") for $50 million, which included the $46 million payoff of the unpaid balance of the Original Credit Facility.  At December 31, 2007 and 2006, the Company had no borrowings under the New Credit Facility; however, its leverage ratio was such that the pricing for borrowings would have been the Base Rate plus 0.00 percent or LIBOR plus 1.00 percent.

Effective February 2007, in consideration of the Company’s cash balance, cash expected to be generated from operations and to avoid agency and commitment fees, the Company elected to permanently reduce the available borrowings to $5 million.  The Company may permanently reduce the maximum principal available under the New Credit Facility at any time so long as the amount of such reduction is at least $500,000 and a multiple of $50,000.  The Company in the future may utilize borrowings from the New Credit Facility for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.

Borrowings under the New Credit Facility would be secured by liens on substantially all of the real and personal property of the Atlantis and is guaranteed by Monarch.

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

The maturity date of any borrowings under the New Credit Facility is February 23, 2009.  The Company may prepay borrowings under the New Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period).  Amounts prepaid under the New Credit Facility may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

The Company paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the term of the New Credit Facility using the straight-line method.

NOTE 6.  INCOME TAXES

Income tax provision (benefit) from continuing operations consists of the following:

	Years ended December 31,
	2007	2006	2005
Current provision	$14,494,634	$13,157,285	$11,834,750
Deferred provision (benefit)	(1,510,974)	(1,377,695)	(814,198)
	$12,983,660	$11,779,590	$11,020,552

Income tax benefits were recognized through stockholders’ equity of $292,757, $519,751 and $330,333 during the years of 2007, 2006 and 2005, respectively, as compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.

The difference between the Company's provision for federal income taxes as presented in the accompanying Consolidated Statements of Income, and the provision for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings.

	Years ended December 31,
	2007	2006	2005
Income tax at the statutory rate	35.00%	35.00%	35.00%
Non-deductible expenses and other	-	-	-
Tax credits	-0.30%	-0.20%	-0.60%
	34.70%	34.80%	34.40%

The components of the deferred income tax assets and liabilities at December 31, 2007 and 2006, as presented in the Consolidated Balance Sheets, are as follows:

	2007	2006
DEFERRED TAX ASSETS
Share based compensation	$1,375,644	$659,231
Compensation and benefits	337,275	393,087
Bad debt reserves	496,342	438,654
Accrued gaming liabilities	489,910	353,360
Accrued interest	8,937	8,937
Accrued other	216,455	199,499
Deferred income tax asset	$2,924,563	$2,052,768
DEFERRED TAX LIABILITIES
Impairment of assets	$(72,260)	$(72,260)
Depreciation	(4,059,567)	(4,749,378)
Land basis	(285,706)	(285,706)
Real estate taxes	(248,179)	(229,013)
Deferred income tax liability	$(4,665,712)	$(5,336,357)
NET DEFERRED INCOME TAX LIABILITY	$(1,741,149)	$(3,283,589)

The January 1, 2007 adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, did not affect the Company’s financial position.  The Company is required to file a federal tax return only.  As of December 31, 2007, tax years 2004 through 2007 were subject to examination by the Internal Revenue Service.  The Company’s accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of the provision for income taxes.  The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease through the twelve month period ending December 31, 2008.

NOTE 7.  BENEFIT PLANS

Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than statutory limits.  For years earlier than 2007, the Company contributed twenty five cents for each dollar contributed by a participant, with a maximum contribution of 4% of a participant's compensation.  Effective January 1, 2007, the Company increased its contribution to fifty cents for each dollar contributed by a participant.  The Company's matching contributions were approximately $238,510, $59,774 and $46,504 in 2007, 2006 and 2005, respectively.

NOTE 8. SHARE-BASED COMPENSATION

The Company’s three stock option plans, consisting of the Directors' Stock Option Plan, the Executive Long-term Incentive Plan and the Employee Stock Option Plan (the "Plans"), which collectively provide for the granting of options to purchase up to 3,250,000 common shares. The exercise price of stock options granted under the Plans is established by the respective plan committees, but the exercise price may not be less than the market price of the Company's common stock on the date the option is granted. The Company stock options typically vest on a graded schedule, typically in equal, one-third increments, although the respective stock option committees have the discretion to impose different vesting periods or modify existing vesting periods. Options expire ten years from the grant date. By their amended terms, the Plans will expire in June 2013 after which no options may be granted.

A summary of the current year stock option activity as of and for the twelve months ended December 31, 2007 is presented below:

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	1,121,199	$16.49	-	-
Granted	260,307	28.20	-	-
Exercised	(56,080)	10.75	-	-
Forfeited	(30,000)	19.51	-	-
Expired	-	-	-	-
Outstanding at end of period	1,295,426	$19.04	8.0 yrs.	$6,551,603
Exercisable at end of period	512,750	$13.12	7.0 yrs.	$5,621,279

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the year and changes during the year ended December 31, 2007, is presented below:
Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2007	774,330	$18.14
Granted	260,307	11.24
Vested	(221,961)	6.23
Forfeited	(30,000)	8.44
Nonvested at December 31, 2007	782,676	$10.43

Expense Measurement and Recognition:

On January 1, 2006, the Company adopted the provisions of SFAS 123R requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method.  Accordingly, for the years ended December 31, 2007 and 2006, the Company recognized share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, the Company accounted for share-based awards under the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, but applied APB No. 25 and related interpretations in accounting for the Plans, which resulted in pro-forma compensation expense only for stock option awards. Prior period financial statements have not been adjusted to reflect fair value share-based compensation expense under SFAS 123R.  See additional discussion at  NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  With the adoption of SFAS 123R, we changed our method of expense attribution for fair value share-based compensation from the straight-line approach to the accelerated approach for all awards granted. The Company anticipates the accelerated method will provide a more meaningful measure of costs incurred and be most representative of the economic reality associated with unvested stock options outstanding. Unrecognized costs related to all share-based awards outstanding at December 31, 2007 totaled approximately $5.0 million and is expected to be recognized over a weighted average period of 1.48 years.

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

	Years ended December 31,
	2007	2006	2005

Expected volatility	50.3%	38.0%	46.7%
Expected dividends	-	-	-
Expected life (in years)
Directors’ Plan	2.5	2.5	6.2
Executive Plan	4.5	6.9	9.0
Employee Plan	3.1	2.9	5.5
Weighted average risk free rate	4.1%	4.6%	4.0%

Weighted average grant date fair value per share of options granted	$11.24	$10.64	$9.19

Total intrinsic value of options exercised	$747,770	$2,238,390	$1,081,274

Cash received for all stock option exercises	$602,636	$2,213,489	$429,859
Tax benefit realized for tax return deductions	$292,757	$519,752	$330,333

The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. In 2006, the Company determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility.

Reported stock based compensation expense was classified as follows:

	For the years ended December 31,
	2007	2006
Casino	$72,509	$59,685
Food & beverage	53,542	51,673
Hotel	38,071	47,233
Selling, general and administrative	2,106,935	3,115,117
Total stock-based compensation,
before taxes	2,271,057	3,273,708
Tax benefit	(794,870)	(1,145,797)
Total stock-based compensation,
net of tax	$1,476,187	$2,127,911

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

On September 28, 2006, the Company’s Board of Directors authorized a stock repurchase plan that superseded an older plan adopted in 2003 (the “Repurchase Plan”).  Under the Repurchase Plan, the Board of Directors authorized a program to repurchase up to 1,000,000 shares of the Company’s common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors.  The Repurchase Plan does not obligate the Company to acquire any particular amount of common stock and the plan may be suspended at any time at the Company’s discretion.  Through December 31, 2007, the Company purchased 555,508 shares pursuant to the Repurchase Plan.

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

In June 2007, the Company announced the groundbreaking on an expansion project with completion expected in the second quarter of 2008.  New space will be added to the first floor casino level, the second and third floors and the basement level.  The existing casino floor will be expanded.   The first floor casino plans include a redesigned, updated and expanded race and sports book and an enlarged poker room.   The expansion will also include a New York-style deli restaurant.  The second floor expansion will create additional ballroom and convention space doubling the existing facilities.  The spa and fitness center will be remodeled and expanded to create an ultra-modern spa and fitness center facility.  The Company also plans to add a pedestrian skywalk over Peckham Lane that will connect the Reno-Sparks Convention Center directly to the Atlantis.  Construction of the skywalk is expected to be completed in the fourth quarter of 2008.  The expansion is estimated to cost approximately $50 million and the Atlantis Convention Center Skybridge project is estimated to cost an additional $12.5 million.  Through December 31, 2007, the Company has paid approximately $17.2 million of the estimated expansion and skybridge cost.

The Company is a defendant in various pending legal proceedings. In the opinion of management, all pending claims in such litigation will not, in the aggregate, have a material adverse effect on the Company's financial position, cash flows or results of operations.

NOTE 10.  RELATED PARTY TRANSACTIONS

On July 26, 2006, the Company submitted a formal offer to Biggest Little Investments, L.P. (“BLI”), formulated and delivered by a committee comprised of the Company’s independent directors (the “Committee”), to purchase the 18.95-acre shopping center (the “Shopping Center”) adjacent to the Atlantis Casino Resort Spa.  On October 16, 2006, the Committee received a letter from counsel to BLI advising the Company that BLI, through its general partner, Maxum, L.L.C., had “decided that such offer is not in the best interest of the Partnership’s limited partners and, therefore, will not be entering into negotiations with Monarch.”  While there have been subsequent communications between BLI and the Company  from time to time regarding our interest in the Shopping Center, nothing has resulted. The Board of Directors continues to consider expansion alternatives.

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

The Company currently rents various spaces in the Shopping Center which it uses as office, storage space and guest parking and paid rent of approximately $262,700 plus common area expenses in 2007. The Company paid rent of approximately $95,520 and $85,730 plus common area expenses in 2006 and 2005, respectively.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004.  As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased driveway section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The Company paid approximately $300,000 plus common area charges in each of the years 2007, 2006 and 2005 for its leased driveway space at the Shopping Center.

The Company is currently leasing sign space from the Shopping Center. The lease took effect in March 2005 for a monthly cost of $1. The lease was renewed for another year with a monthly lease of $1,000 effective January 1, 2006.  The Company paid $12,420 and $12,000 for the twelve months ended December 31, 2007 and 2006, respectively, and did not make any payments during 2005.

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

The Company is currently leasing billboard advertising space from affiliates of its principal stockholders for a total cost of $49,000 in 2007, $42,000 in 2006 and $31,500 in 2005.

Until December 2006, the Company rented office and storage space from a company affiliated with Monarch’s principal stockholders and paid rent of approximately $26,000 in 2006, $28,000 in 2005 and did not incur any such expense in 2007.  Effective December 2006, Monarch’s principal stockholders sold this building and, through April 15, 2007, the Company continued to rent space from the new owner which is not a related party to Monarch.

On December 24, 2007, the Company entered into a lease with Triple “J” Plus, LLC (Triple J) for the use of a facility on 2.3 acres of land (jointly “the Property”) across Virginia Street from the Atlantis that the Company plans to utilize for administrative staff offices.  The managing partner of Triple J is a first-cousin of John and Bob Farahi, the Company’s Chief Executive Officer and President, respectively.  The term of the lease is two years requiring monthly rental payments of $20,256.  Commensurate with execution of the lease, the Company entered into an agreement that provides the Company with a purchase option on the Property at the expiration of the lease period while also providing Triple J with a put option to cause the Company to purchase the Property during the lease period.  The purchase price of the Property has been established by a third party appraisal company.  Lastly, as a condition of the lease and purchase option, the Company entered into a promissory note (the Note) with Triple J whereby the Company advanced a $2.7 million loan to Triple J.  The Note requires interest only payments at 5.25% and matures on the earlier of i) the date the Company acquires the Property or ii) January 1, 2010.

NOTE 11:  SUBSEQUENT EVENTS

On March 11, 2008, the Board of Directors authorized a new repurchase plan (the "New Repurchase Plan") for up to 1,000,000 shares of the Company’s common stock to be repurchased in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. The New Repurchase Plan does not obligate the Company to acquire any particular amount of common stock and the New Repurchase Plan may be suspended at any time at the Company’s discretion.  The Company had repurchased all authorized Company common stock under the previous Repurchase Plan.

NOTE 12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$37,781,591	$41,561,320	$43,623,296	$36,890,164	$159,856,371
Operating expenses	29,551,263	31,481,233	31,877,887	31,258,286	124,168,669
Income from operations	8,230,328	10,080,087	11,745,409	5,631,878	35,687,702
Net income	5,495,112	6,900,450	8,033,871	4,050,785	24,480,218
Income per share of common stock
Basic	$0.29	$0.36	$0.42	$0.21	$1.28
Diluted	$0.28	$0.36	$0.41	$0.21	$1.27

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$35,605,134	$37,622,776	$41,748,378	$36,992,666	$151,968,954
Operating expenses	28,253,119	30,334,617	30,547,067	29,342,518	118,477,321
Income from operations	7,352,016	7,288,159	11,201,310	7,650,148	33,491,633
Net income	4,768,098	4,822,232	7,371,041	5,119,000	22,080,371
Income per share of common stock
Basic	$0.25	$0.25	$0.39	$0.27	$1.16
Diluted	$0.25	$0.25	$0.38	$0.27	$1.15

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 18, 2008.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 18, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Following is information related to the Company’s equity compensation.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (F1)	1,295,426	$19.04	1,345,076

Equity compensation plans not approved by security holders	-	-	-
Total	1,295,426	$19.04	1,345,076

(F1) Includes the 1993 Directors’ Stock Option Plan, 1993 Employee Stock Option Plan and 1993 Executive Long-Term Incentive Plan, as amended.

Additional information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 18, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 18, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 18, 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

Included in Part II of this report:

a) Report of Independent Registered Public Accounting Firm

b) Consolidated Statements of Income for the years ended December 31, 2007,
    2006 and 2005.

c) Consolidated Balance Sheets at December 31, 2007 and 2006.

           d) Consolidated Statements of Stockholders' Equity for the years ended
               December 31, 2007, 2006 and 2005.

e) Consolidated Statements of Cash Flows for the years ended December 31,
    2007, 2006 and 2005.

           f) Notes to Consolidated Financial Statements.

        2. Financial Statements Schedules

            Schedule II. - VALUATION AND QUALIFYING ACCOUNTS
Year ended December 31,	Balance at beginning of year	Charged to costs and expenses	Deductions (F1)	Other	Balance at end of year
2005
Allowance for doubtful accounts	$800,683	$550,512	$(269,448)	$-	$1,081,747
2006
Allowance for doubtful accounts	$1,081,747	$903,426	$(731,876)	$-	$1,253,297
2007
Allowance for doubtful accounts	$1,253,297	$554,891	$(390,069)	$-	$1,418,119

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

3.05
Amendment to Bylaws of Monarch Casino & Resort, Inc. adopted January 24, 1995 is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-022088) for the fiscal year ended December 31, 2006, Exhibit 3.05.

       4.01                  Specimen Common Stock Certificate for the Common Stock of Monarch Casino & Resort, Inc. is incorporated herein by reference from the Company's Form S-1 registration statement (SEC File 33-4556),  Part , Item 16,
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

4.08
Third Amendment to Monarch Casino & Resort, Inc. 1993 Employee Stock Option Plan is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-022088) for the fiscal year ended December 31, 2006, Exhibit 4.08.

4.09
Third Amendment to Monarch Casino & Resort, Inc. 1993 Executive Long-Term Incentive Plan is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-022088) for the fiscal year ended December 31, 2006, Exhibit 4.09.

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

10.03              Credit Agreement, dated as of February 20, 2004, among Golden Road Motor Inn, Inc. as Borrower, Monarch Casino & Resort, Inc., as Guarantor, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders and Swingline Lender is incorporated herein by reference to the Company's Form 8-K report (SEC File 0-22088) dated March 8, 2004, Exhibit 99.1.

10.04
Lease Agreement and Option to Purchase dated as of January 29, 2004, between Golden Road Motor Inn, Inc. as Lessee and Biggest Little Investments, L.P. as Lessor is incorporated herein by reference to the Company's Form 10-K (SEC File 0-22088) dated March 11, 2004, Exhibit 10.18.

       10.05                  First Amendment, dated as of February 8, 2007, to the Credit Agreement, dated  as of February 20, 2004, among Golden Road Motor Inn, Inc. as Borrower,  Monarch Casino & Resort, Inc., as Guarantor, the Lenders
                          as defined therein,  and Wells Fargo Bank as administrative and collateral Agent for the Lenders and Swingline Lender is incorporated herein by reference to the Company's Form 10-K report (SEC File 0-022088) for the fiscal year ended December 31, 2006, Exhibit 10.05.
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

                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)

Date: March 14, 2008                                           By: /s/ RONALD ROWAN
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

Signature                                           Title                                           Date

/S/ JOHN FARAHI                              Co-Chairman of the Board of Directors                                                                           March 14, 2008
John Farahi	Chief Executive Officer (Principal
                                                               Executive Officer) and Director

/S/ BOB FARAHI                                Co-Chairman of the Board of Directors,                                                                           March 14, 2008
 Bob Farahi                                           President, Secretary and Director

/S/ RONALD ROWAN                       Chief Financial Officer and Treasurer                                                                               March 14, 2008
Ronald Rowan                                     (Principal Financial Officer and
                                                                Principal Accounting Officer)

/S/ CHARLES W. SCHARER              Director                                                                                                                                 March 14, 2008
Charles W. Scharer

/S/ CRAIG. F. SULLIVAN                   Director                                                                                                                                 March 14, 2008
Craig F. Sullivan

/S/ RONALD R. ZIDECK                    Director                                                                                                                                 March 14, 2008
Ronald R. Zideck

EXHIBIT 21.01

LIST OF SUBSIDIARIES OF MONARCH CASINO & RESORT, INC.

Subsidiary	Jurisdiction of Incorporation	Percentage Ownership

Golden Road Motor Inn, Inc., dba Atlantis Casino Resort	Nevada	100%

Golden Town, Inc.	Nevada	100%

High Desert Sunshine, Inc.	Nevada	100%

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement (Form S-8 Nos. 333-144254, 333-144253, 333-144252, 333-85412, 333-85418, and 333-85420) pertaining to the Directors’ Stock Option Plan, Executive Long-Term Stock Incentive Plan, and Employee Stock Option Plan of Monarch Casino & Resort, Inc. of our reports dated March 12, 2008, with respect to the consolidated financial statements and schedule of Monarch Casino & Resort, and the effectiveness of internal control over financial reporting of Monarch Casino & Resort, included in the Annual Report (Form 10-K) for the year ended December 31, 2007.

/s/ Ernst & Young LLP

Las Vegas, NV
March 12, 2008

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald Rowan, Chief Financial Officer of Monarch Casino & Resort, Inc.,
certify that:

1.	I have reviewed this annual report on Form 10-K of Monarch Casino & Resort, Inc. a Nevada Corporation;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: March 14, 2008

By: /s/ Ronald Rowan
Ronald Rowan
Chief Financial Officer and Treasurer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Farahi, Chief Executive Officer of Monarch Casino & Resort, Inc.,
certify that:

1.	I have reviewed this annual report on Form 10-K of Monarch Casino & Resort, Inc. a Nevada Corporation;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: March 14, 2008

By: /s/ John Farahi
John Farahi
Chief Executive Officer

EXHIBIT 32.1

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald Rowan, Chief Financial Officer and Treasurer of Monarch Casino & Resort, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.
The Annual Report on Form 10-K of the Company for the annual period ended December 31, 2007 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /S/ RONALD ROWAN
Chief Financial Officer and Treasurer
March 14, 2008

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John Farahi, Chief Executive Officer of Monarch Casino & Resort, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

3.
The Annual Report on Form 10-K of the Company for the annual period ended December 31, 2007 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

4.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ JOHN FARAHI
John Farahi
Chief Executive Officer
March 14, 2008