Form 10-K/A
period 2007-12-31
MONARCH CASINO & RESORT INC
filed 2008-03-18
CIK 907242

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The registrant filed with the Securities and Exchange Commission (the “SEC”) an Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”) on March 17, 2008. Due to a technical error, the Stock Performance Graph was not included in Part II, Item 5 of the Form 10-K.  The registrant has determined to amend the Form 10-K for the sole purpose of including the Stock Performance Graph. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are being filed or furnished as exhibits to this Amendment No. 1 on Form 10-K/A under Part IV, Item 15 hereof.

No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Form 10-K and our other filings with the SEC.

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

			(c)	(d)
			Total number of	Maximum number of
	(a)	(b)	shares purchased as	shares that may yet
	Total number of	Average price	part of publicly	be purchased under
Period	shares purchased	paid per share	announced plans	the plans
October 1, 2007 through October 31, 2007	-	-	-	-
November 1, 2007 through November 30, 2007	-	-	-	-
December 3, 2007 through December 31, 2007	523,396(1)	$25.03	523,396	444,492

(1) All shares were purchased pursuant to the Repurchase Plan discussed above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

     31.1                      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2                      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MONARCH CASINO & RESORT, INC.
                                               (Registrant)

Date: March 17, 2008                                           By: /s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald Rowan, Chief Financial Officer of Monarch Casino & Resort, Inc.,
certify that:

1.	I have reviewed this annual report on Form 10-K/A of Monarch Casino & Resort, Inc. a Nevada Corporation;

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

Date: March 17, 2008

By: /s/ Ronald Rowan
Ronald Rowan
Chief Financial Officer and Treasurer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Farahi, Chief Executive Officer of Monarch Casino & Resort, Inc.,
certify that:

1.	I have reviewed this annual report on Form 10-K/A of Monarch Casino & Resort, Inc. a Nevada Corporation;

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

Date: March 17, 2008

By: /s/ John Farahi
John Farahi
Chief Executive Officer

EXHIBIT 32.1

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald Rowan, Chief Financial Officer and Treasurer of Monarch Casino & Resort, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.
The Annual Report on Form 10-K/A of the Company for the annual period ended December 31, 2007 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /S/ RONALD ROWAN
Chief Financial Officer and Treasurer
March 17, 2008

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John Farahi, Chief Executive Officer of Monarch Casino & Resort, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

3.
The Annual Report on Form 10-K/A of the Company for the annual period ended December 31, 2007 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

4.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ JOHN FARAHI
John Farahi
Chief Executive Officer
March 17, 2008