Form 10-Q
period 2008-03-31
MONARCH CASINO & RESORT INC
filed 2008-05-12
CIK 907242

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, "accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐           No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	17,714,097 shares
Class	Outstanding at May 5, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Monarch Casino & Resort, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues
Casino	$23,755,950	$25,298,272
Food and beverage	9,761,220	10,504,215
Hotel	5,830,695	6,827,967
Other	1,232,069	1,188,623
Gross revenues	40,579,934	43,819,077
Less promotional allowances	(6,306,541)	(6,037,486)
Net revenues	34,273,393	37,781,591
Operating expenses
Casino	8,746,500	8,469,337
Food and beverage	4,689,365	4,968,717
Hotel	2,105,373	2,143,340
Other	346,654	363,620
Selling, general and administrative	13,104,100	11,530,803
Depreciation and amortization	2,006,557	2,075,446
Total operating expenses	30,998,549	29,551,263

Income from operations	3,274,844	8,230,328

Other income (expense)
Interest income	251,344	343,884
Interest expense	(4,157)	(149,100)
Total other income	247,187	194,784

Income before income taxes	3,522,031	8,425,112

Provision for income taxes	(1,220,000)	(2,930,000)
Net income	$2,302,031	$5,495,112

Earnings per share of common stock
Net income
Basic	$0.13	$0.29
Diluted	$0.12	$0.28

Weighted average number of common shares and potential common shares outstanding
Basic	18,415,836	19,070,472
Diluted	18,545,964	19,323,646

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Monarch Casino & Resort, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$15,738,077	$38,835,820
Receivables, net	3,487,954	4,134,099
Federal income tax refund receivable	280,000	998,123
Inventories	1,411,596	1,496,046
Prepaid expenses	3,054,637	3,144,374
Deferred income taxes	582,407	1,084,284
Total current assets	24,554,671	49,692,746
Property and equipment
Land	12,162,522	10,339,530
Land improvements	3,511,484	3,166,107
Buildings	80,655,538	78,955,538
Building improvements	10,435,062	10,435,062
Furniture and equipment	72,895,692	72,511,165
Leasehold improvements	1,346,965	1,346,965
	181,007,263	176,754,367
Less accumulated depreciation and amortization	(94,139,876)	(92,215,149)
	86,867,387	84,539,218
Construction in progress	31,997,407	17,236,062
Net property and equipment	118,864,794	101,775,280
Other assets, net	2,817,842	2,817,842
Total assets	$146,237,307	$154,285,868

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,617,595	$10,840,318
Construction payable	3,955,053	1,971,022
Accrued expenses	9,460,340	9,230,157
Total current liabilities	23,032,988	22,041,497
Deferred income taxes	2,825,433	2,825,433
Total liabilities	25,858,421	24,866,930
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 17,871,144 outstanding at 3/31/08 18,566,540 OUTSTANDING AT 12/31/07	190,963	190,963
Additional paid-in capital	26,307,043	25,741,972
TREASURY STOCK, 1,225,156 SHARES AT 3/31/08 529,760 shares at 12/31/07, at cost	(25,176,059)	(13,268,905)
Retained earnings	119,056,939	116,754,908
Total stockholders' equity	120,378,886	129,418,938
Total liabilities and stockholder's equity	$146,237,307	$154,285,868

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Monarch Casino & Resort, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,302,031	$5,495,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,006,557	2,075,446
Amortization of deferred loan costs	-	148,838
Share based compensation	565,071	499,884
Provision for bad debts	436,419	(83,662)
Gain on disposal of assets	(8,000)	(470)
Deferred income taxes	501,877	(375,959)
Changes in operating assets and liabilities:
Receivables, net	927,849	170,591
Inventories	84,451	62,136
Prepaid expenses	89,737	(184,026)
Other assets	-	(7,239)
Accounts payable	(1,222,723)	(539,514)
Accrued expenses	230,183	(1,315,889)
Federal income taxes payable	-	3,170,594
Net cash provided by operating activities	5,913,452	9,115,842

Cash flows from investing activities:
Proceeds from sale of assets	8,000	470
Acquisition of property and equipment	(19,096,073)	(2,228,274)
Change in construction payable	1,984,031	-
Net cash used in investing activities	(17,104,042)	(2,227,804)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	230,738
Tax benefit of stock option exercise	-	87,442
Purchase of treasury stock	(11,907,153)	-
Net cash (used in) provided by financing activities	(11,907,153)	318,180
Net (decrease) increase in cash	(23,097,743)	7,206,218
Cash and cash equivalents at beginning of period	38,835,820	36,985,187
Cash and cash equivalents at end of period	$15,738,077	$44,191,405

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,157	$263
Cash paid for income taxes	$-	$47,923

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

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

Allowance for Doubtful Accounts:

The Company extends short-term credit to its gaming customers. Such credit is non-interest bearing and due on demand. In addition, the Company also has receivables due from hotel guests, which are secured primarily with a credit card at the time a customer checks in. An allowance for doubtful accounts is set up for all Company receivables based upon the Company’s historical collection and write-off experience, unless situations warrant a specific identification of a necessary reserve related to certain receivables.  The Company charges off its uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables approximates fair value due to the short-term nature of the receivables.

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

A summary of the current year stock option activity as of and for the three months ended March 31, 2008 is presented below:

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	1,295,426	$19.04	-	-
Granted	49,991	19.15	-	-
Exercised	-	-	-	-
Forfeited	(10,000)	25.12	-	-
Expired	-	-	-	-
Outstanding at end of period	1,335,417	$18.99	7.7 yrs.	$(1,698,010)
Exercisable at end of period	536,077	$12.76	6.4 yrs.	$2,391,189

A summary of the status of the Company’s nonvested shares as of March 31, 2008, and for the three months ended March 31, 2008, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2008	782,676	$10.43
Granted	49,991	7.35
Vested	(23,327)	6.77
Forfeited	(10,000)	9.61
Nonvested at March 31, 2008	799,340	$10.31

Expense Measurement and Recognition:

On January 1, 2006, the Company adopted the provisions of SFAS 123R requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method.  Accordingly, for the three months ended March 31, 2008 and 2007, the Company recognized share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, the Company accounted for share-based awards under the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, but applied APB No. 25 and related interpretations in accounting for the Plans, which resulted in pro-forma compensation expense only for stock option awards.  With the adoption of SFAS 123R, the Company changed its method of expense attribution for fair value share-based compensation from the straight-line approach to the accelerated approach for all awards granted. The Company anticipates the accelerated method will provide a more meaningful measure of costs incurred and be most representative of the economic reality associated with unvested stock options outstanding. Unrecognized costs related to all share-based awards outstanding at March 31, 2008 is approximately $4.6 million and is expected to be recognized over a weighted average period of 1.39 years.

The Company uses historical data and projections to estimate expected employee, executive and director behaviors related to option exercises and forfeitures.

The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate.  Option valuation assumptions for options granted during the first quarter of 2008 were as follows:

	Three Months Ended March 31,
	2008	2007
Expected volatility	52.7%	36.9%
Expected dividends	-	-
Expected life (in years)
Directors’ Plan	-	2.5
Executive Plan	-	4.5
Employee Plan	3.7	3.0
Weighted average risk free rate	2.9%	4.7%
Weighted average grant date fair value per share of options granted	$7.35	$7.70
Total intrinsic value of options exercised	-	$257,991

The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company.  Upon implementation of SFAS 123R, the Company determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility.

Reported stock based compensation expense was classified as follows:

	Three Months Ended
	March 31,
	2008	2007
Casino	$20,480	$14,689
Food and beverage	16,767	11,619
Hotel	10,597	8,906
Selling, general and administrative	517,227	464,670
Total stock-based compensation, before taxes	565,071	499,884
Tax benefit	(197,775)	(174,959)
Total stock-based compensation, net of tax	$367,296	$324,925

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

	Three Months Ended March 31,
	2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	18,416	$0.13	19,070	$0.29
Effect of dilutive stock options	130	(0.01)	254	(0.01)
Diluted	18,546	$0.12	19,324	$0.28

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (“FSP) FAS 157-2, which defers the effective date of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning November 15, 2008, and interim periods within those fiscal years.  We are evaluating SFAS 157 as it relates to nonfinancial assets and have not yet determined the impact the adoption will have on the consolidated financial statements. The adoption of SFAS No. 157 for financial assets did not have a material impact on the Company’s financial position, results of operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt FAS 141 (revised) in the first quarter of 2009.  We cannot determine the impact FAS 141 (revised) will have on our financial position, results of operation or cash flows for future business combinations once adopted.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for and the affect of derivative instruments on the entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS 161 in the first quarter of 2009. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Although there is currently a dispute as to how the units are held, collectively, John Farahi, Bob Farahi and Ben Farahi own a controlling interest in BLI.  John Farahi is Co-Chairman of the Board, Chief Executive Officer, Chief Operating Officer and a Director of Monarch.  Bob Farahi is Co-Chairman of the Board, President, Secretary and a Director of Monarch. Ben Farahi formerly was the Co-Chairman of the Board, Secretary, Treasurer, Chief Financial Officer and a Director of Monarch.  Monarch’s board of directors accepted Ben Farahi’s resignation from these positions on May 23, 2006.

The Company currently rents various spaces in the Shopping Center which it uses as office, storage space and guest parking and paid rent of approximately $100,700 and $29,700 plus common area expenses in during the first three months of 2008 and 2007, respectively.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004.  As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased driveway section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The Company paid approximately $75,000 plus common area charges for each of the three months ended March 31, 2008 and 2007 for its leased driveway space at the Shopping Center.

The Company is currently leasing sign space from the Shopping Center. The lease took effect in March 2005 for a monthly cost of $1. The lease was renewed for another year with a monthly lease of $1,000 effective January 1, 2006.  The Company paid $3,200 and $3,000 for the three months ended March 31, 2008 and 2007, respectively, for the leased sign space.

The Company is currently leasing billboard advertising space from affiliates of its controlling stockholders and paid nothing for the three months ended March 31, 2008, and did not pay anything for the three months ended March 31, 2007.

On December 24, 2007, the Company entered into a lease with Triple “J” Plus, LLC (“Triple J”) for the use of a facility on 2.3 acres of land (jointly the “Property”) across Virginia Street from the Atlantis that the Company plans to utilize for administrative staff offices.  The managing partner of Triple J is a first-cousin of John and Bob Farahi, the Company’s Chief Executive Officer and President, respectively.  The term of the lease is two years requiring monthly rental payments of $20,256.  Commensurate with execution of the lease, the Company entered into an agreement that provides the Company with a purchase option on the Property at the expiration of the lease period while also providing Triple J with a put option to cause the Company to purchase the Property during the lease period.  The purchase price of the Property has been established by a third party appraisal company.  Lastly, as a condition of the lease and purchase option, the Company entered into a promissory note (the “Note”) with Triple J whereby the Company advanced a $2.7 million loan to Triple J.  The Note requires interest only payments at 5.25% and matures on the earlier of i) the date the Company acquires the Property or ii) January 1, 2010.

NOTE 6. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  As of March 31, 2008, the Company had no assets that are required to be measured at fair value on a recurring basis.

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

Our sole operating asset, the Atlantis, is a hotel/casino resort located in Reno, Nevada. Our business strategy is to maximize the Atlantis' revenues, operating income and cash flow primarily through our casino, our food and beverage operations and our hotel operations. We derive our revenues by appealing to tourists, conventioneers and middle to upper-middle income northern Nevada residents, emphasizing slot machine play in our casino. We capitalize on the Atlantis' location for northern Nevada residents, tour and travel visitors and conventioneers by offering exceptional service, value and an appealing theme to our guests. Our hands-on management style focuses on customer service and cost efficiencies.

Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.

OPERATING RESULTS SUMMARY

Below is a summary of our first quarter results for 2008 and 2007:

Amounts in millions, except per share amounts

	Three Months		Percentage
	Ended March 31,		Increase/(Decrease)
	2008	2007	08 vs 07
Casino revenues	$23.8	$25.3	(5.9)
Food and beverage revenues	9.8	10.5	(6.7)
Hotel revenues	5.8	6.8	(14.7)
Other revenues	1.2	1.2	-
Net revenues	34.3	37.8	(9.3)
Sales, general and administrative expense	13.1	11.5	13.9
Income from operations	3.3	8.2	(59.8)

Net Income	2.3	5.5	(58.2)

Earnings per share - diluted	0.12	0.28	(57.1)

Operating margin	9.6%	21.8%	12.2 points

Our results for the three months ended March 31, 2008 reflect the effects of the challenging operating environment that we also experienced in the three month period ended December 31, 2007.  As in many other areas around the country, the economic slowdown in Reno in the fourth quarter of 2007 accelerated in the first quarter of 2008.  Other factors causing negative financial impact that continued from the fourth quarter were disruption from construction related to our on-going $50 million expansion project (see “COMMITMENTS AND CONTINGENCIES” below) and aggressive marketing programs by our competitors. Consistent with the fourth quarter of 2007, we increased marketing and promotional expenditures to attract and retain guests in response to these challenges and we incurred greater bad debt expense.  We also had higher legal expenses associated with the ongoing and previously disclosed Kerzner litigation (see “LEGAL PROCEEDINGS” below).  We anticipate that downward pressure on profits will persist as long as we continue to experience the adverse effects of the negative macroeconomic environment, construction disruption, the aggressive marketing programs of our competitors and the legal defense costs associated with the Kerzner lawsuit.

These factors were the primary drivers of:

•	Decreases of 5.9%, 6.7% and 14.7% in our casino, food and beverage and hotel revenues, respectively, resulting in a net revenue decrease of 9.3%.

•	An increase in sales, general and administrative expense by 13.9%

•	A decrease in our operating margin by 12.2 points or 56%.

CAPITAL SPENDING AND DEVELOPMENT

Capital expenditures at the Atlantis totaled approximately $19.1 and $2.2 million during the first three months of 2008 and 2007, respectively.  During the three months ended March 31, 2008, our capital expenditures consisted primarily of construction costs associated with our ongoing $50 million expansion project and the Atlantis Convention Center Skybridge project (see additional discussion of these projects under “COMMITMENTS AND CONTINGENCIES” below).  Additional capital expenditures during the quarter ended March 31, 2008 were for acquisition of land to be used for administrative offices, acquisition of gaming equipment to upgrade and replace existing equipment and continued renovation and upgrades to the Atlantis facility. During the first three months of 2007, capital expenditures consisted primarily of acquisitions of gaming equipment and the preliminary engineering and design costs associated with the current expansion phase of the Atlantis.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2008 and 2007

For the three months ended March 31, 2008, our net income was $2.3 million, or $0.12 per diluted share, on net revenues of $34.3 million, a decrease from net income of $5.5 million, or $0.28 per diluted share, on net revenues of $37.8 million for the three months ended March 31, 2007. Income from operations for the three months ended March 31, 2008 totaled $3.3 million, a 59.8% decrease when compared to $8.2 million for the same period in 2007.  Net revenues and net income decreased 9.3% and 58.2%, respectively, when compared to last year's first quarter.

Casino revenues totaled $23.8 million in the first quarter of 2008, a 5.9% decrease from $25.3 million in the first quarter of 2007, which was primarily due to decreased slot revenues. Casino operating expenses amounted to 36.8% of casino revenues in the first quarter of 2008, compared to 33.5% in the first quarter of 2007; the increase was due primarily due to the decreased casino revenue.

Food and beverage revenues totaled $9.8 million in the first quarter of 2008, a 6.7% decrease from $10.5 million in the first quarter of 2007, due primarily to a 6.2% increase in the average revenue per food cover partially offset by a 11.5% decrease in the number of covers served.  Food and beverage operating expenses amounted to 48.0% of food and beverage revenues during the first quarter of 2008 as compared to 47.3% for the first quarter of 2007.  This increase was primarily the result of the lower revenue combined with increased food commodity costs.

Hotel revenues were $5.8 million for the first quarter of 2008, a decrease of 14.7% from the $6.8 million reported in the 2007 first quarter.  This decrease was the result of lower hotel occupancy and a decrease in the average daily room rate (“ADR”). Both 2008 and 2007 first quarter revenues included a $3 per occupied room energy surcharge. During the first quarter of 2008, the Atlantis experienced an 85.7% occupancy rate, as compared to 95.5% during the same period in 2007. The Atlantis' ADR was $68.55 in the first quarter of 2008 compared to $71.89 in the first quarter of 2007. Hotel operating expenses as a percent of hotel revenues increased to 36.1% for the first quarter of 2008 from 31.4% for the first quarter of 2007 primarily due to the decreased revenue.

Promotional allowances increased to $6.3 million in the first quarter of 2008 compared to $6.0 million in the first quarter of 2007. The increase is attributable to continued promotional efforts to generate additional revenues. Promotional allowances as a percentage of gross revenues increased to 15.5% during the first quarter of 2008 as compared to 13.8% in the first quarter of 2007.

Other revenues remained flat at $1.2 million in the 2008 first quarter as compared to the first quarter of 2007.

Depreciation and amortization expense was $2.0 million in the first quarter of 2008 as compared to $2.1 million in the first quarter of 2007. This depreciation expense primarily relates to property and equipment acquired in the ordinary course of business as part of the Company’s ongoing capital expenditures to replace old and obsolete equipment with newer, more current equipment.

SG&A expenses amounted to $13.1 million in the first quarter of 2008, a 13.9% increase from $11.5 million in the first quarter of 2007. The increase was primarily due to increased bad debt expense, higher marketing and promotional expense and higher legal expense related to the Kerzner lawsuit (see “LEGAL PROCEEDINGS” discussion below).  As a percentage of net revenue, SG&A expenses increased to 38.2% in the first quarter of 2008 from 30.5% in the same period in 2007.

Net interest income increased to $247,000 for the first quarter of 2008 from $195,000 for the first quarter of 2007.  This increase was driven by a decrease in interest income which was more than offset by a decrease in interest expense.  The decrease in interest income was the result of a lower average balance of interest bearing cash and cash equivalents during the first quarter of 2008 as compared to the same quarter in 2007.  The decrease in interest expense was the result of a charge for deferred loan costs in the first quarter of 2007 that did not recur in 2008.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2008, net cash provided by operating activities totaled $5.9 million, a decrease of 35.2% compared to the same period last year. Net cash used in investing activities totaled $17.1 million and $2.2 million in the three months ended March 31, 2008 and 2007, respectively.  During the first three months of 2008, net cash used in investing activities consisted primarily of construction costs associated with the current expansion phase of the Atlantis that commenced in June 2007, and the acquisition of property and equipment. During the first three months of 2007, net cash used in investing activities was used primarily in the purchase of property and equipment and continued property renovations and upgrades. Net cash used in financing activities totaled $11.9 million for the first three months of 2008 compared to net cash provided by financing activities of $318,180 for the same period in 2007. Net cash used in financing activities for the first three months of 2008 was due to our purchase of Monarch common stock pursuant to the Repurchase Plan (see “COMMITMENTS AND CONTINGENCIES” below). During the first three months of 2007, we received approximately $318,180 in cash form the proceeds of stock option exercises and the related tax benefits. At March 31, 2008, we had a cash and cash equivalents balance of $15.7 million compared to $38.8 million at December 31, 2007.

We have historically funded our daily hotel and casino activities with net cash provided by operating activities. However, to provide the flexibility to execute the share Repurchase Plan (see Commitments and Contingencies section below) should we decide to do so, and to provide for other capital needs should they arise, we entered into an agreement to amend our Credit Facility (see "THE CREDIT FACILITY" below) on April 14, 2008.  The amendment increased the available borrowings under the facility from $5 million to $50 million and extended the maturity date from February 23, 2009 to April 18, 2009.  At March 31, 2008, we had no balance outstanding on the Credit Facility and had $50 million available to be drawn under the Credit Facility.

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis. The Shopping Center is controlled by an entity whose owners include our controlling stockholders. As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $75,000 in lease payments for the leased driveway space at the Shopping Center during the three months ended March 31, 2008.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”). For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2007 Form 10-K filed on March 17, 2008.

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

The economy in Reno and our feeder markets, like many other areas around the country, are experiencing the effects of several negative macroeconomic trends, including higher fuel prices, home mortgage defaults, higher mortgage interest rates and declining residential real estate values.  These negative trends could adversely impact discretionary incomes of our target customers, which, in turn could adversely impact our business.  Management continues to monitor these trends and intends, as appropriate, to adopt operating strategies to attempt to mitigate the effects of such adverse conditions.  We can make no assurances that such strategies will be effective.

As discussed below in “COMMITMENTS AND CONTINGENCIES” we commenced construction on an expansion project to the Atlantis in the second quarter of 2007. The expected construction period of twelve months will continue into the second quarter of 2008 with the exception of the spa facilities, which we expect to open in the third quarter of 2008.  During the construction period, there could be disruption to our operations from various construction activities.  In addition, the construction activity may make it inconvenient for our patrons to access certain locations and amenities at the Atlantis which may in turn cause certain patrons to patronize other Reno area casinos rather than deal with construction-related inconveniences.  As a result, our business and our results of operations may be adversely impacted so long as we are experiencing construction related operational disruption.

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

Other factors that may impact current and future results are set forth in detail in Part II - Item 1A “Risk Factors” of this Form 10-Q and in Item 1A “Risk Factors” of our 2007 Form 10-K.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of March 31, 2008 and the next five years and thereafter are as follow:

	Payments Due by Period
		Less Than	1 to 3	4 to 5	More Than
	Total	1 Year	Years	Years	5 Years
Operating leases (1)	$4,680,000	$613,000	$922,000	$740,000	$2,405,000
Purchase obligations (2)	39,072,000	39,072,000	-	-	-
Total contractual cash obligations	$43,752,000	$39,685,000	$922,000	$740,000	$2,405,000

(1) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis and $243,000 per year in lease payments to Triple J (see Note 5. Related Party Transactions, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

(2) Our open purchase order and construction commitments total approximately $39.1 million.  Of the total purchase order and construction commitments, approximately $2.1 million are cancelable by us upon providing a 30-day notice.

On September 28, 2006, our Board of Directors (our “Board”) authorized a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, our Board authorized a program to repurchase up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors.  The Repurchase Plan does not obligate us to acquire any particular amount of common stock and the plan may be suspended at any time at our discretion.

On March 11, 2008, our Board increased its initial authorization by 1 million shares and on April 22, 2008, the Board increased its authorization a third time by 1 million shares which increased the shares authorized to be repurchased to a total of three million shares.   During the first quarter of 2008, we purchased 695,396 shares of the Company’s common stock pursuant to the Repurchase Plan at a weighted average purchase price of $17.12 per share, which increased the total number of shares purchased pursuant to the Repurchase Plan to 1,250,904 at a weighted average purchase price of $20.61.  As of March 31, 2008, 1,749,096 shares remain under the three million share Repurchase Plan authorization.

We began construction in the second quarter of 2007 on the next expansion phase of the Atlantis (the “Expansion”).  New space to be added to the first floor casino level, the second and third floors and the basement level will total approximately 116,000 square feet. Once complete, the existing casino floor will be expanded by over 10,000 square feet, or approximately 20%.   The first floor plans include a redesigned, updated and expanded race and sports book of approximately 4,000 square feet and an enlarged poker room.  The plans also include a Manhattan deli restaurant.  The second floor expansion will create additional ballroom and convention space of approximately 27,000 square feet, doubling our existing facilities.  The spa and fitness center will be remodeled and expanded to create an ultra-modern spa and fitness center facility.  We expect to open the Expansion late in the second quarter of 2008 with the exception of the spa facilities which we expect to open in the third quarter of 2008.  We have also begun construction of a pedestrian skywalk over Peckham Lane that will connect the Reno-Sparks Convention Center directly to the Atlantis.  Construction of the skywalk is expected to be completed in the fourth quarter of 2008.  The Expansion is estimated to cost approximately $50 million, and the Atlantis Convention Center Skybridge project is estimated to cost an additional $12.5 million.  Through March 31, 2008, the Company has paid approximately $32.0 million of the estimated Expansion and skybridge cost.

We believe that our existing cash balances, cash flow from operations and borrowings available under the Credit Facility will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure requirements; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax.  On April 15, 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court’s decision. The Nevada Supreme Court has yet to rule on that motion. In the event that the Nevada Supreme Court does not reverse its original decision, we believe that we would be entitled to a refund on previously paid use tax on complimentary employee and patron meals, as would other gaming companies with Nevada casinos.  No assurances can be provided as to the outcome of the litigation.  Accordingly, we have not recorded a receivable for a refund for previously paid use tax on complimentary employee and patron meals in the accompanying consolidated balance sheet at March 31, 2008.

THE CREDIT FACILITY

On February 20, 2004, a previous credit facility was refinanced (the "Credit Facility") for $50 million. At our option, borrowings under the Credit Facility would accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest included a margin added to either the Base Rate or to LIBOR tied to our ratio of funded debt to EBITDA (the "Leverage Ratio").  Depending on our Leverage Ratio, this margin would vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and 2.50 percent above LIBOR.  In February 2007, this margin was further reduced to 0.00 percent and 0.75 percent above the Base Rate and between 1.00 percent and 1.75 percent above LIBOR.  At March 31, 2008, we had no borrowings under the Credit Facility; however, our leverage ratio was such that the pricing for borrowings would have been the Base Rate plus 0.00 percent or LIBOR plus 1.00 percent. We paid various one-time fees and other loan costs upon the closing of the refinancing of the Credit Facility that will be amortized over the term of the Credit Facility using the straight-line method.

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

Beginning June 30, 2004, the maximum principal available under the Credit Facility was to be reduced over five years by an aggregate of $30.875 million in equal increments of $1.625 million per quarter with the remaining balance due at the maturity date.  We may prepay borrowings under the Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period).  Amounts prepaid under the Credit Facility may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available.  Effective February 2007, in consideration of our cash balance, cash expected to be generated from operations and to avoid agency and commitment fees, we elected to reduce the available borrowings to $5 million.  We may reduce the maximum principal available under the Credit Facility at any time so long as the amount of such reduction is at least $500,000 and a multiple of $50,000.

On April 14, 2008, we entered into an agreement to amend the Credit Facility.  The amendment increased the available borrowings under the facility from $5 million to $50 million and extended the maturity date from February 23, 2009 to April 18, 2009.  At March 31, 2008, we had no balance outstanding on the Credit Facility and had $50 million available to be drawn under the Credit Facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of March 31, 2008, that are subject to market risks.

ITEM 4. CONTROLS AND PROCEDURES

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

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation was filed against Monarch on January 27, 2006, by Kerzner International Limited (“Kerzner ") owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada.  The case number assigned to the matter is 3:06-cv-00232-ECR (RAM).  The complaint seeks declaratory judgment prohibiting Monarch from using the name "Atlantis" in connection with offering casino services other than at Monarch's Atlantis Casino Resort Spa located in Reno, Nevada, and particularly prohibiting Monarch from using the "Atlantis" name in connection with offering casino services in Las Vegas, Nevada; injunctive relief enforcing the same; unspecified compensatory and punitive damages; and other relief. Monarch believes Kerzner's claims to be entirely without merit and is defending vigorously against the suit. Further, Monarch has filed a counterclaim against Kerzner seeking to enforce the license agreement granting Monarch the exclusive right to use the Atlantis name in association with lodging throughout the state of Nevada; to cancel Kerzner's registration of the Atlantis mark for casino services on the basis that the mark was fraudulently obtained by Kerzner; and to obtain declaratory relief on these issues.  Litigation is in the discovery phase.

We are party to other claims that arise in the normal course of business.  Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.  There were no material changes to those risk factors during the three months ended March 31, 2008.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) As discussed above in “COMMITMENTS AND CONTINGENCIES”, our Board authorized the Repurchase Plan under which we may repurchase up to three million shares of our common stock.  As of March 31, 2008, 1,749,096 shares remain under the three million share Repurchase Plan authorization.

The following table summarizes the repurchases made during the three month period ended March 31, 2008.  All repurchases were made in the open market.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
January 1, 2008 through January 31, 2008	-	-	-	-
February 1, 2008 through February 29, 2008	112,388	$16.95	112,388	332,104
March 1, 2008 through March 31, 2008	583,008	$17.16	583,008	749,096

(1) All shares were purchased pursuant to the Repurchase Plan discussed above.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No	Description
10.1
Second Amendment to Credit Agreement and Amendment to Revolving Credit Note, dated as of April 14, 2008, entered into by and among Golden road Motor Inn, Inc., Monarch Casino & Resort, Inc. and Wells Fargo Bank, National Association is incorporated herein by reference to the Company’s Form 8-K filed April 18, 2008, Exhibit 10.1.

10.2	Letter of Understanding Regarding Terms of Employment between the Company and Ronald Rowan dated May 22, 2006.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of John Farahi, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ronald Rowan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: May 12, 2008	By: /s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)