Form 10-Q
period 2008-06-30
MONARCH CASINO & RESORT INC
filed 2008-08-11
CIK 907242

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File No. 0-22088

MONARCH CASINO & RESORT, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0300760
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3800 S. Virginia St. Reno, Nevada	89502
(Address of Principal Executive Offices)	(ZIP Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

(775)  335-4600
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
Yes ☒                      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,122,048 shares
Class	Outstanding at July 22, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Monarch Casino & Resort, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Casino	$25,672,907	$29,277,718	$49,428,857	$54,575,990
Food and beverage	9,547,395	10,568,173	19,308,615	21,072,388
Hotel	5,545,006	7,027,156	11,375,701	13,855,123
Other	1,185,503	1,285,828	2,417,572	2,474,451
Gross revenues	41,950,811	48,158,875	82,530,745	91,977,952
Less promotional allowances	(6,607,046)	(6,597,555)	(12,913,587)	(12,635,041)
Net revenues	35,343,765	41,561,320	69,617,158	79,342,911
Operating expenses
Casino	9,266,916	9,268,084	18,013,416	17,737,421
Food and beverage	4,606,282	4,866,969	9,295,647	9,835,686
Hotel	1,967,720	2,111,765	4,073,093	4,255,105
Other	312,997	377,437	659,651	741,057
Selling, general and administrative	12,877,513	12,792,008	25,981,613	24,322,811
Depreciation and amortization	1,893,237	2,064,970	3,899,794	4,140,416
Total operating expenses	30,924,665	31,481,233	61,923,214	61,032,496
Income from operations	4,419,100	10,080,087	7,693,944	18,310,415
Other (expense) income
Interest income	46,238	473,537	297,582	817,421
Interest expense	(131,335)	(3,174)	(135,492)	(152,274)
Total other (expense) income	(85,097)	470,363	162,090	665,147
Income before income taxes	4,334,003	10,550,450	7,856,034	18,975,562
Provision for income taxes	(1,531,100)	(3,650,000)	(2,751,100)	(6,580,000)
Net income	$2,802,903	$6,900,450	$5,104,934	$12,395,562

Earnings per share of common stock
Net income
Basic	$0.16	$0.36	$0.29	$0.65
Diluted	$0.16	$0.36	$0.29	$0.64

Weighted average number of common shares and potential common shares outstanding
Basic	17,189,200	19,091,756	17,802,518	19,081,173
Diluted	17,253,109	19,366,442	17,899,384	19,345,213

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Monarch Casino & Resort, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$11,672,748	$38,835,820
Receivables, net	3,679,824	4,134,099
Federal income tax refund receivable	-	998,123
Inventories	1,471,347	1,496,046
Prepaid expenses	3,040,123	3,144,374
Deferred income taxes	582,407	1,084,284
Total current assets	20,446,449	49,692,746
Property and equipment
Land	12,162,522	10,339,530
Land improvements	3,511,484	3,166,107
Buildings	80,655,538	78,955,538
Building improvements	10,435,062	10,435,062
Furniture and equipment	73,328,364	72,511,165
Leasehold improvements	1,346,965	1,346,965
	181,439,935	176,754,367
Less accumulated depreciation and amortization	(96,011,025)	(92,215,149)
	85,428,910	84,539,218
Construction in progress	53,494,393	17,236,062
Net property and equipment	138,923,303	101,775,280
Other assets, net	2,817,842	2,817,842
Total assets	$162,187,594	$154,285,868

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Borrowings under credit facility	$34,000,000	$-
Accounts payable	12,788,488	10,840,318
Construction payable	3,330,226	1,971,022
Accrued expenses	9,193,030	9,230,157
Federal income taxes payable	51,100	-
Total current liabilities	59,362,844	22,041,497
Deferred income taxes	2,825,433	2,825,433
Total Liabilities	62,188,277	24,866,930
Stockholders' equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,122,048 outstanding at 6/30/08 18,566,540 outstanding at 12/31/07	190,963	190,963
Additional paid-in capital	26,891,871	25,741,972
Treasury stock, 2,974,252 shares at 6/30/08 529,760 shares at 12/31/07, at cost	(48,943,359)	(13,268,905)
Retained earnings	121,859,842	116,754,908
Total stockholders' equity	99,999,317	129,418,938
Total liabilities and stockholder's equity	$162,187,594	$154,285,868

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Monarch Casino & Resort, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$5,104,934	$12,395,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,899,794	4,140,416
Amortization of deferred loan costs	-	148,838
Share based compensation	1,149,899	1,072,018
Provision for bad debts	607,721	22,786
Gain on disposal of assets	(10,200)	(5,770)
Deferred income taxes	501,877	(740,206)
Changes in operating assets and liabilities:
Receivables, net	844,677	(379,484)
Inventories	24,700	(23,254)
Prepaid expenses	104,251	(174,778)
Other assets	-	(4,826)
Accounts payable	1,948,170	1,794,905
Accrued expenses	(37,127)	59,915
Federal income taxes payable, net	51,100	930,599
Net cash provided by operating activities	14,189,796	19,236,721

Cash flows from investing activities:
Proceeds from sale of assets	10,200	5,770
Acquisition of property and equipment	(41,047,818)	(5,263,977)
Changes in construction payable	1,359,204	-
Net cash used in investing activities	(39,678,414)	(5,258,207)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	311,353
Tax benefit of stock option exercise	-	141,684
Borrowings under credit facility	34,000,000	-
Purchase of treasury stock	(35,674,454)	-
Net cash (used in) provided by financing activities	(1,674,454)	453,037
Net (decrease) increase in cash	(27,163,072)	14,431,551
Cash and cash equivalents at beginning of period	38,835,820	36,985,187
Cash and cash equivalents at end of period	$11,672,748	$51,416,738

Supplemental disclosure of cash flow information:
Cash paid for interest.	$50,158	$3,437
Cash paid for income taxes	$1,200,000	$6,247,923

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

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included.  Operating results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Use of Estimates:

In preparing these financial statements in conformity with U.S. GAAP , management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the respective periods. Actual results could differ from those estimates.

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

The Company also markets to northern Nevada residents. A major casino-hotel operator that successfully focuses on local resident business in Las Vegas announced plans to develop hotel-casino properties in Reno. The competition for this market segment is likely to increase and could impact the Company’s business.

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

A summary of the current year stock option activity as of and for the six months ended June 30, 2008 is presented below:

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	1,295,426	$19.04	-	-
Granted	74,957	17.15	-	-
Exercised	-	-	-	-
Forfeited	(20,000)	24.04	-	-
Expired	-	-	-	-
Outstanding at end of period	1,350,383	$18.86	7.5 yrs.	$(9,512,414)
Exercisable at end of period	542,750	$10.20	7.0 yrs.	$(782,787)

A summary of the status of the Company’s nonvested shares as of June 30, 2008, and for the six months ended June 30, 2008, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2008	782,676	$10.43
Granted	74,957	6.49
Vested	(30,000)	6.54
Forfeited	(20,000)	24.04
Nonvested at June 30, 2008	807,633	$10.20

Expense Measurement and Recognition:

On January 1, 2006, the Company adopted the provisions of SFAS 123R requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method.  Accordingly, for the six months ended June 30, 2008 and 2007, the Company recognized share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, the Company accounted for share-based awards under the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, but applied APB No. 25 and related interpretations in accounting for the Plans, which resulted in pro-forma compensation expense only for stock option awards. Prior period financial statements have not been adjusted to reflect fair value share-based compensation expense under SFAS 123R.  With the adoption of SFAS 123R, the Company changed its method of expense attribution for fair value share-based compensation from the straight-line approach to the accelerated approach for all awards granted. The Company anticipates the accelerated method will provide a more meaningful measure of costs incurred and be most representative of the economic reality associated with unvested stock options outstanding. Unrecognized costs related to all share-based awards outstanding at June 30, 2008 is approximately $3.9 million and is expected to be recognized over a weighted average period of 1.18 years.

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

	Three Months Ended June 30,
	2008	2007
Expected volatility	55.1%	37.8%
Expected dividends	-	-
Expected life (in years)
Directors’ Plan	2.5	2.5
Executive Plan	4.5	8.3
Employee Plan	3.1	3.1
Weighted average risk free rate	1.9%	4.5%
Weighted average grant date fair value per share of options granted	$4.77	$7.66
Total intrinsic value of options exercised	-	$465,471

The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company.  Upon implementation of SFAS 123R, the Company determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility.

Reported stock based compensation expense was classified as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Casino	$20,490	$21,285	$40,970	$35,974
Food and beverage	18,816	11,972	35,583	23,591
Hotel	9,520	9,152	20,117	18,058
Selling, general and administrative	536,002	529,725	1,053,229	994,395
Total stock-based compensation, before taxes	584,828	572,134	1,149,899	1,072,018
Tax benefit	(204,689)	(200,247)	(402,464)	(375,206)
Total stock-based compensation, net of tax	$380,139	$371,887	$747,435	$696,812

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

	Three Months Ended June 30,
	2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	17,189	$0.16	19,092	$0.36
Effect of dilutive stock options	64	-	274	-
Diluted	17,253	$0.16	19,366	$0.36

	Six Months Ended June 30,
	2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	17,803	$0.29	19,081	$0.65
Effect of dilutive stock options	96	-	264	(0.01)
Diluted	17,899	$0.29	19,345	$0.64

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We are evaluating SFAS 157 as it relates to non-financial assets and have not yet determined the impact the adoption will have on the consolidated financial statements. The adoption of SFAS No. 157 for financial assets did not have a material impact on the Company’s financial position, results of operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt FAS 141 (revised) in the first quarter of 2009.  The adoption of SFAS No. 141 (revised) is prospective and early adoption is not permitted.

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of the provisions of SFAS 162 is not anticipated to materially impact the Company’s financial position, results of operations or cash flows.

NOTE 5. RELATED PARTY TRANSACTIONS

 On July 26, 2006, the Company submitted a formal offer to Biggest Little Investments, L.P. (“BLI”), formulated and delivered by a committee comprised of the Company’s independent directors (the “Committee”), to purchase the 18.95-acre shopping center (the “Shopping Center”) adjacent to the Atlantis Casino Resort Spa.  On October 16, 2006, the Committee received a letter from counsel to BLI advising the Company that BLI, through its general partner, Maxum, L.L.C., had “decided that such offer is not in the best interest of the Partnership’s limited partners and, therefore, will not be entering into negotiations with Monarch.”  While there have been subsequent communications between BLI and the Company from time to time regarding the Company’s interest in the Shopping Center, nothing has resulted. The Board of Directors continues to consider expansion alternatives.

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

The Company currently rents various spaces in the Shopping Center which it uses as office and storage space and paid rent of approximately $67,900 and $168,600 plus common area expenses for the three and six months ended June 30, 2008, respectively, and approximately $31,700 and $61,400 plus common area expenses for the three and six months ended June 30, 2007, respectively.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for three five-year terms, and, at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $75,000 plus common area maintenance charges for its leased driveway space at the Shopping Center during each of the three months ended June 30, 2008 and 2007.

The Company is currently leasing sign space from the Shopping Center. The lease took effect in March 2005 for a monthly cost of $1. The lease was renewed for another year for a monthly lease of $1,000 effective January 1, 2006, and subsequently renewed on June 15, 2007 for a monthly lease of $1,060. The Company paid $3,200 and $6,400 for the leased sign at the Shopping Center for the three and six months ended June 30, 2008, respectively, and paid $3,060 and $6,060 for the three and six months ended June 30, 2007, respectively.

The Company is currently leasing billboard advertising space from affiliates of its controlling stockholders and paid $21,000 for each of the three and six months ended June 30, 2008, and paid $21,000 for the three and six months ended June 30, 2007, respectively.

On December 24, 2007, the Company entered into a lease with Triple “J” Plus, LLC (“Triple J”) for the use of a facility on 2.3 acres of land (jointly the “Property”) across Virginia Street from the Atlantis that the Company currently utilizes for storage.  The managing partner of Triple J is a first-cousin of John and Bob Farahi, the Company’s Chief Executive Officer and President, respectively.  The term of the lease is two years requiring monthly rental payments of $20,256.  Commensurate with execution of the lease, the Company entered into an agreement that provides the Company with a purchase option on the Property at the expiration of the lease period while also providing Triple J with a put option to cause the Company to purchase the Property during the lease period.  The purchase price of the Property has been established by a third party appraisal company.  Lastly, as a condition of the lease and purchase option, the Company entered into a promissory note (the “Note”) with Triple J whereby the Company advanced a $2.7 million loan to Triple J.  The Note requires interest only payments at 5.25% and matures on the earlier of i) the date the Company acquires the Property or ii) January 1, 2010.

NOTE 6. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP , and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  As of June 30, 2008, the Company had no assets that are required to be measured at fair value on a recurring basis.

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

Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.

OPERATING RESULTS SUMMARY

Below is a summary of our second quarter results for 2008 and 2007:

Amounts in millions, except per share amounts

	Three Months
	Ended June 30,		Percentage
	2008	2007	(Decrease)/Increase
Casino revenues	$25.7	$29.3	(12.3)
Food and beverage revenues	9.6	10.6	(9.4)
Hotel revenues	5.6	7.0	(20.0)
Other revenues	1.2	1.3	(7.7)
Net revenues	35.3	41.6	(15.1)
Sales, general and admin expense	12.9	12.8	0.8
Income from operations	4.4	10.1	(56.4)

Net Income	2.8	6.9	(59.4)

Earnings per share - diluted	0.16	0.36	(55.6)

Operating margin	12.5%	24.3%	(11.8	) pts.

	Six Months
	Ended June 30,		Percentage
	2008	2007	(Decrease)/Increase
Casino revenues	$49.4	$54.6	(9.5)
Food and beverage revenues	19.3	21.1	(8.5)
Hotel revenues	11.4	13.9	(18.0)
Other revenues	2.4	2.5	(4.0)
Net revenues	69.6	79.3	(12.2)
Sales, general and admin expense	26.0	24.3	7.0
Income from operations	7.7	18.3	(57.9)

Net Income	5.1	12.4	(58.9)

Earnings per share - diluted	0.29	0.64	(54.7)

Operating margin	11.1%	23.1%	(12.0	) pts.

Our results for the three months ended June 30, 2008 reflect the effects of the challenging operating environment that we also experienced in the three month periods ended December 31, 2007 and March 31, 2008. As in many other areas around the country, the economic slowdown in northern Nevada in the fourth quarter of 2007 accelerated in the first and second quarters of 2008. Other factors causing negative financial impact that continued from the fourth quarter of 2007 were disruption from construction related to our $50 million expansion project (see “COMMITMENTS AND CONTINGENCIES” below) and aggressive marketing programs by our competitors. Consistent with the fourth quarter of 2007 and the first quarter of 2008, we increased marketing and promotional expenditures to attract and retain guests in response to these challenges. We also had higher legal expenses associated with the ongoing and previously disclosed Kerzner litigation (see “LEGAL PROCEEDINGS” below). We anticipate that downward pressure on profits will persist as long as we continue to experience the adverse effects of the negative macroeconomic environment, construction disruption, the aggressive marketing programs of our competitors and the legal defense costs associated with the Kerzner lawsuit.

These factors were the primary drivers of:

•	Decreases of 12.3%, 9.4% and 20.0% in our casino, food and beverage and hotel revenues, respectively, resulting in a net revenue decrease of 15.1%.

•	A decrease in our second quarter 2008 operating margin by 11.8 points or 48.6%.

CAPITAL SPENDING AND DEVELOPMENT

Capital expenditures at the Atlantis totaled approximately $41.1 and $5.3 million during the first six months of 2008 and 2007, respectively.  During the six months ended June 30, 2008, our capital expenditures consisted primarily of construction costs associated with our $50 million expansion project and the Atlantis Convention Center Skybridge project (see additional discussion of these projects under “COMMITMENTS AND CONTINGENCIES” below).  Additional capital expenditures during the six months ended June 30, 2008 were for acquisition of land to be used for administrative offices, acquisition of gaming equipment to upgrade and replace existing equipment and continued renovation and upgrades to the Atlantis facility.  During the six months ended June 30, 2007, our capital expenditures consisted primarily of construction costs associated with the current expansion phase of the Atlantis that commenced in June 2007 and the acquisition of gaming equipment to upgrade and replace existing gaming equipment

Future cash needed to finance ongoing maintenance capital spending is expected to be made available from operating cash flow and the Credit Facility (see "THE CREDIT FACILITY" below) and, if necessary, additional borrowings.

STATEMENT ON FORWARD-LOOKING INFORMATION

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, development activities, legal proceedings and employee matters.  Certain important factors, including but not limited to national, regional and local economic conditions, competition from other gaming operations, factors affecting our ability to compete, acquisitions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements.  Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development activities, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof.  We undertake no obligation to publicly release any revisions to such forward-looking statement to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2008 and 2007

For the three-month period ended June 30, 2008, our net income was $2.8 million, or $0.16 per diluted share, on net revenues of $35.3 million, a decrease from net income of $6.9 million, or $0.36 per diluted share, on net revenues of $41.6 million for the three months ended June 30, 2007. Income from operations for the three months ended June 30, 2008 totaled $4.4 million, a 56.4% decrease when compared to $10.1 million for the same period in 2007.  Net revenues decreased 15.1%, and net income decreased 59.4%, when compared to last year's second quarter.

Casino revenues totaled $25.7 million in the second quarter of 2008, a 12.3% decrease from $29.3 million in the second quarter of 2007, which was primarily due to decreases in slot, table games, poker and keno revenues.  Casino operating expenses amounted to 36.1% of casino revenues in the second quarter of 2008, compared to 31.7% in the second quarter of 2007; the increase was due primarily due to the decreased casino revenue.

Food and beverage revenues totaled $9.6 million in the second quarter of 2008, a 9.4% decrease from $10.6 million in the second quarter of 2007, due primarily to a 15.4% decrease in covers served partially offset by a 6.5% increase in the average revenue per cover.  Food and beverage operating expenses amounted to 48.3% of food and beverage revenues during the second quarter of 2008 as compared to 46.1% for the second quarter of 2007.  This increase was primarily the result of the lower revenue combined with increased food commodity and labor costs.

Hotel revenues were $5.6 million for the second quarter of 2008, a decrease of 20.0% from the $7.0 million reported in the 2007 second quarter.  This decrease was the result of decreases in both the average daily room rate (“ADR”) and hotel occupancy.  Both second quarters' 2008 and 2007 revenues also included a $3 per occupied room energy surcharge. During the second quarter of 2008, the Atlantis experienced an 86.5% occupancy rate, as compared to 97.0% during the same period in 2007. The Atlantis' ADR was $64.08 in the second quarter of 2008 compared to $72.47 in the second quarter of 2007.  Hotel operating expenses as a percent of hotel revenues increased to 35.5% in the 2008 second quarter, compared to 30.1% in the 2007 second quarter. The lower margin is primarily due to the decreases in occupancy and ADR combined with higher payroll and benefit expenses and higher direct operating costs.

Promotional allowances were $6.6 million in both the second quarter of 2008 and the second quarter of 2007.  Promotional allowances as a percentage of gross revenues increased to 15.7% during the second quarter of 2008 from 13.7% in the second quarter of 2007.  This increase was primarily the result of increased promotional and discount programs in response to the challenging economic environment and ongoing competitor promotional and discount programs.

Depreciation and amortization expense was $1.9 million in the second quarter of 2008 as compared to $2.1 million for the second quarter of 2007.  This decrease is primarily attributable to assets that became fully depreciated during the period.

SG&A expense totaled $12.9 million in the second quarter of 2008, a .8% increase from $12.8 million in the second quarter of 2007. The slight increase was primarily due to increased rental expense partially offset by decreased payroll and benefits expense.  SG&A expense as a percentage of net revenues increased to 36.4% for the second quarter of 2008 as compared to 30.8% in the second quarter of 2007.  This increase is the result of the decrease in net revenue.

Through June 30, 2008, we drew $34 million from our $50 million credit facility to pay for share repurchases and to fund ongoing capital projects.  As a result of this borrowing activity, we incurred interest expense of $131 thousand during the quarter, an increase of $128 thousand when compared to the same quarter of the prior year.  We used our invested cash reserves during the quarter to fund the $50 million expansion project and share repurchases resulting in a decrease in interest income from the $474 thousand reported in the second quarter of 2007 to $46 thousand in the current quarter.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2008 and 2007.

For the six months ended June 30, 2008, our net income was $5.1 million, or $0.29 per diluted share, on net revenues of $69.6 million, a decrease from net income of $12.4 million, or $0.64 per diluted share, on net revenues of $79.3 million during the six months ended June 30, 2007. Income from operations for the 2008 six-month period totaled $7.7 million, compared to $18.3 million for the same period in 2007. Net revenues decreased 12.2%, and net income decreased 58.9% when compared to the six-month period ended June 30, 2007.

Casino revenues for the first six months of 2008 totaled $49.4 million, a 9.5% decrease from $54.6 million for the first six months of 2007.  Casino operating expenses amounted to 36.4% of casino revenues for the six months ended June 30, 2008, compared to 32.5% for the same period in 2007, the increase was primarily due to the decreased casino revenue combined with decreased payroll and benefit expenses offset by increased direct departmental expenses.

Food and beverage revenues totaled $19.3 million for the six months ended June 30, 2008, a decrease of 8.5% from the $21.1 million for the six months ended June 30, 2007, due to an approximate 13.5% decrease in the number of covers served partially offset by a 6.2% increase in the average revenue per cover.  Food and beverage operating expenses amounted to 48.1% of food and beverage revenues during the 2008 six-month period, an increase when compared to 46.7% for the same period in 2007.  This increase was primarily the result of the lower revenue combined with increased food commodity and labor costs.

Hotel revenues for the first six months of 2008 decreased 18.0% to $11.4 million from $13.9 million for the first six months of 2007, primarily due to decreases in the occupancy and ADR at the Atlantis.  Hotel revenues for the entire first six months of 2008 and 2007 also include a $3 per occupied room energy surcharge. The Atlantis experienced a decrease in the ADR during the 2008 six-month period to $66.29, compared to $72.23 for the same period in 2007.  The occupancy rate decreased to 86.1% for the six-month period in 2008, from 96.3% for the same period in 2007.  Hotel operating expenses in the first six months of 2008 were 35.8% of hotel revenues, an increase compared to 30.7% for the same period in 2007. The increase was primarily due to the decreased revenues.

Promotional allowances increased to $12.9 million in the first six months of 2008 compared to $12.6 million in the same period of 2007.  Promotional allowances as a percentage of gross revenues increased to 15.6% for the first six months of 2008 compared to 13.7% for the same period in 2007. This increase was primarily the result of increased promotional and discount programs in response to the challenging economic environment and ongoing competitor promotional and discount programs.

Depreciation and amortization expense was $3.9 million in the first six months of 2008, a decrease of 4.9% compared to $4.1 million in the same period last year. This decrease is primarily attributable to assets that became fully depreciated during the period.

SG&A expenses increase 7.0% to $26.0 million in the first six months of 2008, compared to $24.3 million in the first six months of 2007, primarily as a result of increased payroll and benefit costs, increased rental expense and increased bad debt expense.  As a percentage of net revenue, SG&A expenses increased to 37.3% in the 2008 six-month period from 30.7% in the same period in 2007.

Net interest income for the first six months of 2008 totaled $162,000, compared to $665,000 for the same period of the prior year. The difference reflects our reduction in interest bearing cash and cash equivalents, combined with increased debt outstanding (see "THE CREDIT FACILITY" below), during the first six months of 2008 as compared to same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2008, net cash provided by operating activities totaled $14.2 million, a decrease of 26.2% compared to the same period last year. Net cash used in investing activities totaled $39.7 million and $5.3 million in the six months ended June 30, 2008 and 2007, respectively.  During the first six months of 2008, net cash used in investing activities consisted primarily of construction costs associated with the current expansion phase of the Atlantis that commenced in June 2007 and the acquisition of property and equipment. During the first six months of 2007, net cash used in investing activities consisted primarily of construction costs associated with the current expansion of the Atlantis and the acquisition of gaming equipment to upgrade and replace existing gaming equipment. Net cash used in financing activities totaled $1.7 million for the first six months of 2008 compared to net cash provided by financing activities of $453,037 for the same period in 2007. Net cash used in financing activities for the first six months of 2008 was due to our $35.7 million purchase of Monarch common stock pursuant to the Repurchase Plan offset by $34.0 million in credit line draws under the Credit Facility (see “COMMITMENTS AND CONTINGENCIES” below).  Net cash provided by financing activities for the first six months of 2007 was due to proceeds from the exercise of stock options and the tax benefits associated with such stock option exercises.  At June 30, 2008, we had a cash and cash equivalents balance of $11.7 million compared to $38.8 million at December 31, 2007.

We have historically funded our daily hotel and casino activities with net cash provided by operating activities. However, to provide the flexibility to execute the share Repurchase Plan (see Commitments and Contingencies section below) and to provide for other capital needs should they arise, we entered into an agreement to amend our Credit Facility (see "THE CREDIT FACILITY" below) on April 14, 2008.  The amendment increased the available borrowings under the facility from $5 million to $50 million and extended the maturity date from February 23, 2009 to April 18, 2009.  At June 30, 2008, we had $34 million outstanding on the Credit Facility and had $16 million available to be drawn under the Credit Facility.  We plan to amend the Credit Facility to extend its maturity beyond April 18, 2009.  Such an amendment will likely result in the amendment of other material provisions of the Credit Facility, such as the interest rate charged and other material covenants.  In the event that we are not able to come to mutually acceptable terms with the Credit Facility lender, we believe that the strength of our balance sheet, combined with our operating cash flow, will provide the basis for a successful refinancing of the Credit Facility with an alternative lender.  However, there is no assurance that we will be able to reach acceptable terms for a Credit Facility amendment or refinancing.

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis. The Shopping Center is controlled by an entity whose owners include our controlling stockholders. As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $150,000 in lease payments for the leased driveway space at the Shopping Center during the six months ended June 30, 2008.

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

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

The economy in northern Nevada and our feeder markets, like many other areas around the country, are experiencing the effects of several negative macroeconomic trends, including a possible broad economic recession, higher fuel prices, home mortgage defaults, higher mortgage interest rates and declining residential real estate values.  These negative trends could adversely impact discretionary incomes of our target customers, which, in turn could adversely impact our business.  We believe that as recessionary pressures increase or continue for an extended period of time, target customers may further curtail discretionary spending for leisure activities and businesses may reduce spending for conventions and meetings, both of which would adversely impact our business.  Management continues to monitor these trends and intends, as appropriate, to adopt operating strategies to attempt to mitigate the effects of such adverse conditions.  We can make no assurances that such strategies will be effective.

As discussed below in “COMMITMENTS AND CONTINGENCIES” we commenced construction on an expansion project to the Atlantis, and skybridge to the Reno-Sparks Convention Center, in the second quarter of 2007.  While most of the expansion was completed in July 2008, construction of the spa facilities is expected to continue through the third quarter of 2008, construction of the skybridge is expected to continue through the fourth quarter of 2008 and various remodeling of the pre-expansion facilities are expected to continue into the first half of 2009.  During the construction period, there could be disruption to our operations from various construction activities.  In addition, the construction activity may make it inconvenient for our patrons to access certain locations and amenities at the Atlantis which may in turn cause certain patrons to patronize other Reno area casinos rather than deal with construction-related inconveniences.  As a result, our business and our results of operations may be adversely impacted so long as we are experiencing construction related operational disruption.

The constitutional amendment approved by California voters in 1999 allowing the expansion of Indian casinos in California has had an impact on casino revenues in Nevada in general, and many analysts have continued to predict the impact will be more significant on the Reno-Lake Tahoe market.  If other Reno-area casinos continue to suffer business losses due to increased pressure from California Indian casinos, they may intensify their marketing efforts to norther Nevada residents as well.

Higher fuel costs may deter California and other drive-in customers from coming to the Atlantis

We also believe that unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis' key feeder market areas, such as San Francisco or Sacramento, could have a material adverse effect on our business.

Other factors that may impact current and future results are set forth in detail in Part II - Item 1A “Risk Factors” of this Form 10-Q and in Item 1A “Risk Factors” of our 2007 Form 10-K.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of June 30, 2008 and the next five years and thereafter are as follow:

	Payments Due by Period
		Less Than	1 to 3	4 to 5	More Than
	Total	1 Year	Years	Years	5 Years
Operating leases (1)	$4,527,000	$613,000	$862,000	$740,000	$2,312,000
Current maturities of borrowings under credit facility (2)	34,000,000	34,000,000	-	-	-
Purchase obligations (3)	27,003,000	27,003,000	-	-	-
Total contractual cash obligations	$65,530,000	$61,616,000	$862,000	$740,000	$2,312,000

(1) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis and $243,000 per year in lease payments to Triple J (see Note 5. Related Party Transactions, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

(2) The amount represents outstanding draws against the Credit Facility as of June 30, 2008.

(3) Our open purchase order and construction commitments total approximately $27.0 million.  Of the total purchase order and construction commitments, approximately $2.0 million are cancelable by us upon providing a 30-day notice.

On September 28, 2006, our Board of Directors (our “Board”) authorized a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, our Board authorized a program to repurchase up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors.  The Repurchase Plan did not obligate us to acquire any particular amount of common stock.

On March 11, 2008, our Board increased its initial authorization by 1 million shares and on April 22, 2008, the Board increased its authorization a third time by 1 million shares which increased the shares authorized to be repurchased to a total of three million shares.   During the second quarter of 2008, we purchased 1,749,096 shares of the Company’s common stock pursuant to the Repurchase Plan at a weighted average purchase price of $13.59 per share, which increased the total number of shares purchased pursuant to the Repurchase Plan to 3,000,000 at a weighted average purchase price of $16.52 per share.  As of June 30, 2008, the Company had purchased all shares under the three million share Repurchase Plan authorization.

We began construction in the second quarter of 2007 on the next expansion phase of the Atlantis (the “Expansion”).  The Expansion impacts the first floor casino level, the second and third floors and the basement level by adding approximately 116,000 square feet. The project adds over 10,000 square feet to the existing casino, or approximately 20%.   The Expansion includes a redesigned, updated and expanded race and sports book of approximately 4,000 square feet, an enlarged poker room and a Manhattan deli restaurant.  The second floor expansion creates additional ballroom and convention space of approximately 27,000 square feet.  The spa and fitness center will be remodeled and expanded to create an ultra-modern spa and fitness center facility.  We opened the Expansion in July 2008 with the exception of the spa facilities which we expect to open in the fourth quarter of 2008.  We have also begun construction of a pedestrian skywalk over Peckham Lane that will connect the Reno-Sparks Convention Center directly to the Atlantis.  Construction of the skywalk is expected to be completed in the fourth quarter of 2008.  The Expansion is estimated to cost approximately $50 million and the Atlantis Convention Center Skybridge project is estimated to cost an additional $12.5 million.  Through June 30, 2008, the Company paid approximately $53.5 million of the estimated Expansion and skybridge cost.

We believe that our cash flow from operations and borrowings available under the Credit Facility will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure requirements; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court (the “Court”) ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax.  On April 15, 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court’s decision.  On July 17, 2008, the Court denied the petition of the Department of Taxation.  The Governor’s office of the State of Nevada has indicated that it intends to work with the Nevada legislature to change the law to require that such meals are subject to Nevada use tax and to prevent the refund of any use tax paid on complimentary meals prior to the effective date of this new law.  The Company is evaluating the Court’s ruling and pending action by the Governor’s office.  Accordingly, we have not recorded a receivable for a refund for previously paid use tax on complimentary employee and patron meals in the accompanying consolidated balance sheet at  June 30, 2008.

THE CREDIT FACILITY

On February 20, 2004, our previous credit facility was refinanced (the "Credit Facility") for $50 million. At our option, borrowings under the Credit Facility would accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest included a margin added to either the Base Rate or to LIBOR tied to our ratio of funded debt to EBITDA (the "Leverage Ratio").  Depending on our Leverage Ratio, this margin would vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and 2.50 percent above LIBOR.  In February 2007, this margin was further reduced to 0.00 percent and 0.75 percent above the Base Rate and between 1.00 percent and 1.75 percent above LIBOR.  Our leverage ratio during the three months ended June 30, 2008 was such that the pricing for borrowings was the Base Rate plus 0.00 percent or LIBOR plus 1.00 percent.  We selected the LIBOR plus 1.00 option for all of the borrowings during the three months ended June 30, 2008. We paid various one-time fees and other loan costs upon the closing of the refinancing of the Credit Facility that will be amortized over the term of the Credit Facility using the straight-line method.

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

On April 14, 2008, we entered into an agreement to amend the Credit Facility to increase the available borrowings from $5 million to $50 million and to extend the maturity date from February 23, 2009 to April 18, 2009.  At June 30, 2008, $34 million was outstanding on the Credit Facility, and $16 million was available to be drawn under the Credit Facility.  We intend to renegotiate or refinance the Credit Facility to extend its maturity behond April 18, 2009, which will likely result in the amendment of other material provisions of the Credit Facility, such as the interest rate charged and other material covenants.  There is no assurance that we will be able to reach acceptable terms for a Credit Facility amendment or refinancing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of June 30, 2008, that are subject to market risks.

The interest rate on borrowings under our Credit Facility at June 30, 2008 is LIBOR plus 1%.  A one-point increase in interest rates would have had increased interest expense in the second quarter of 2008 by $32,000.

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

Changes in Internal Control over Financial Reporting

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

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.  The following information represents material changes to those risk factors during the six months ended June 30, 2008.

LIMITATIONS OR RESTRICTIONS ON THE CREDIT FACILITY COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR LIQUIDITY

We intend to renegotiate or refinance the Credit Facility to extend its maturity beyond April 18, 2009.  Any such renegotiation or refinancing will likely result in the amendment of other material provisions of the Credit Agreement, such as the interest rate charged an other material covenants.  The Credit Facility is an important component of our liquidity.  Any material restriction on our ability to use the Credit Facility, or the failure to obtain a new credit facility upon the maturity of the existing Credit Facility could adversely impact our operations and future growth options.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) As discussed above in “COMMITMENTS AND CONTINGENCIES”, our Board authorized the Repurchase Plan under which we repurchased three million shares of our common stock.  As of June 30, 2008, no shares remain under the three million share Repurchase Plan authorization.

The following table summarizes the repurchases made during the three month period ended June 30, 2008.  All repurchases were made in the open market.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans
April 1, 2008 through April 30, 2008	60,769	$13.06	60,769	1,688,327
May 1, 2008 through May 31, 2008	951,417	$13.92	951,417	736,910
June 1, 2008 through June 30, 2008	736,910	$13.20	736,910	-

(1) All shares were purchased pursuant to the Repurchase Plan discussed above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 18, 2008, our Annual Meeting of Stockholders was held. The following directors were re-elected to two-year terms and the votes received were as follows:

Director	Votes Received	Votes Withheld
John Farahi	13,024,965	3,993,925
Charles W. Scharer	14,407,843	2,611,047
Craig F. Sullivan	14,407,841	2,611,049

Abstentions are effectively treated as votes withheld. The following directors were not up for election, but their terms continue until the 2009 Annual Meeting of Stockholders: Bob Farahi and Ronald R. Zideck.

ITEM 6. EXHIBITS

Exhibit No	Description
10.1
Second Amendment to Credit Agreement and Amendment to Revolving Credit Note, dated as of April 14, 2008, entered into by and among Golden Road Motor Inn, Inc., Monarch Casino& Resort, Inc. and Wells Fargo Bank, National Association is incorporated herein by reference to the Company’s Form 8-K filed April 18, 2008, Exhibit 10.1.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: August 7, 2008	By: /s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)