Form 10-Q
period 2008-09-30
MONARCH CASINO & RESORT INC
filed 2008-11-10
CIK 907242

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
(Registrant's telephone number, including area code)

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

Large Accelerated Filer ☐                        Accelerated Filer ☒                         Non-Accelerated Filer ☐     Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,122,048 shares
Class	Outstanding at November 4, 2008

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues
Casino	$27,612,822	$29,936,988	$77,041,679	$84,512,978
Food and beverage	10,582,809	11,011,808	29,891,424	32,084,196
Hotel	6,301,547	8,002,564	17,677,248	21,857,687
Other	1,181,343	1,229,521	3,598,915	3,703,972
Gross revenues	45,678,521	50,180,881	128,209,266	142,158,833
Less promotional allowances	(6,891,322)	(6,557,585)	(19,804,909)	(19,192,626)
Net revenues	38,787,199	43,623,296	108,404,357	122,966,207
Operating expenses
Casino	9,991,844	9,232,990	28,005,260	26,970,411
Food and beverage	5,218,032	5,381,681	14,513,679	15,217,367
Hotel	1,983,818	2,161,564	6,056,911	6,416,669
Other	338,847	386,056	998,498	1,127,113
Selling, general and administrative	12,732,367	12,731,275	38,713,980	37,054,086
Depreciation and amortization	2,353,562	1,982,184	6,388,848	6,122,600
Total operating expenses	32,618,470	31,875,750	94,677,176	92,908,246
Income from operations	6,168,729	11,747,546	13,727,181	30,057,961
Other (expense) income
Interest income	36,107	568,462	333,689	1,385,883
Interest expense, net	(82,981)	-	(82,981)	(152,274)
Total other (expense) income	(46,874)	568,462	250,708	1,233,609
Income before income taxes	6,121,855	12,316,008	13,977,889	31,291,570

Provision for income taxes	(2,096,160)	(4,280,000)	(4,847,260)	(10,860,000)

Net income	$4,025,695	$8,036,008	$9,130,629	$20,431,570

Earnings per share of common stock
Net income
Basic	$0.25	$0.42	$0.53	$1.07
Diluted	$0.25	$0.41	$0.53	$1.06

Weighted average number of common shares and potential common shares outstanding
Basic	16,122,048	19,079,062	17,238,273	19,080,347
Diluted	16,141,830	19,366,043	17,314,438	19,352,064

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$10,643,000	$38,835,820
Receivables, net	3,445,614	4,134,099
Federal income tax refund receivable	-	998,123
Inventories	1,591,575	1,496,046
Prepaid expenses	3,544,082	3,144,374
Deferred income taxes	325,221	1,084,284
Total current assets	19,549,492	49,692,746
Property and equipment
Land	12,162,522	10,339,530
Land improvements	3,511,484	3,166,107
Buildings	113,655,538	78,955,538
Building improvements	10,435,062	10,435,062
Furniture and equipment	92,373,657	72,511,165
Leasehold improvements	1,346,965	1,346,965
	233,485,228	176,754,367
Less accumulated depreciation and amortization	(98,500,079)	(92,215,149)
	134,985,149	84,539,218
Construction in progress	15,508,180	17,236,062
Net property and equipment	150,493,329	101,775,280
Other assets, net	2,817,842	2,817,842
Total assets	$172,860,663	$154,285,868

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Borrowings under credit facility	$42,500,000	$-
Accounts payable	11,045,878	10,840,318
Construction payable	2,441,246	1,971,022
Accrued expenses	9,214,424	9,230,157
Federal income taxes payable	190,074	-
Total current liabilities	65,391,622	22,041,497
Deferred income taxes	2,825,433	2,825,433
Total liabilities	68,217,055	24,866,930
Stockholders' equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,122,048 outstanding at 9/30/08, 18,566,540 outstanding at 12/31/07	190,963	190,963
Additional paid-in capital	27,510,467	25,741,972
Treasury stock, 2,974,252 shares at 9/30/08, 529,760 shares at 12/31/07, at cost	(48,943,359)	(13,268,905)
Retained earnings	125,885,537	116,754,908
Total stockholders' equity	104,643,608	129,418,938
Total liability and stockholder's equity	$172,860,663	$154,285,868

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$9,130,629	$20,431,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,388,848	6,122,600
Amortization of deferred loan costs	-	148,838
Share based compensation	1,768,495	1,663,197
Provision for bad debts	818,696	242,126
Gain on disposal of assets	(10,200)	(6,969)
Deferred income taxes	759,063	(1,122,118)
Changes in operating assets and liabilities
Receivables, net	867,912	(1,563,378)
Inventories	(95,529)	(6,875)
Prepaid expenses	(399,708)	(739,056)
Other assets	-	(2,413)
Accounts payable	205,560	(537,412)
Accrued expenses	(15,733)	(1,108,250)
Federal income taxes payable	190,074	1,355,290
Net cash provided by operating activities	19,608,107	24,877,150
Cash flows from investing activities:
Proceeds from sale of assets	10,200	6,969
Acquisition of property and equipment	(55,106,897)	(10,209,214)
Changes in payable construction	470,224	1,525,987

Net cash used in investing activities	(54,626,473)	(8,676,258)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	340,682
Tax benefit of stock option exercise	-	178,904
Borrowings under credit facility	42,500,000	-
Purchase of treasury stock	(35,674,454)	(756,311)

Net cash provided by (used in) financing activities	6,825,546	(236,725)
Net (decrease) increase in cash	(28,192,820)	15,964,167
Cash and cash equivalents at beginning of period	38,835,820	36,985,187
Cash and cash equivalents at end of period	$10,643,000	$52,949,354

Supplemental disclosure of cash flow information:
Cash paid for interest net of $452,019 and $0 capitalized, respectively	$82,981	$3,437
Cash paid for income taxes	$2,900,000	$10,447,923

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

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included.  Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

A summary of the current year stock option activity as of and for the nine months ended September 30, 2008 is presented below:

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	1,295,426	$19.04	-		-
Granted	85,957	16.67	-		-
Exercised	-	-	-		-
Forfeited	(20,000)	24.04	-		-
Expired	-	-	-		-
Outstanding at end of period	1,361,383	$18.81	7.3 yrs.		$(10,088,341)
Exercisable at end of period	542,750	$12.60	5.9 yrs.	$	(1,005,315)

A summary of the status of the Company’s nonvested shares as of September 30, 2008, and for the nine months ended September 30, 2008, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2008	782,676	$10.43
Granted	85,957	6.42
Vested	(30,000)	6.54
Forfeited	(20,000)	9.23
Nonvested at September 30, 2008	818,633	$10.14

Expense Measurement and Recognition:

On January 1, 2006, the Company adopted the provisions of SFAS 123R requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method.  Accordingly, for the nine months ended September 30, 2008 and 2007, the Company recognized share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, the Company accounted for share-based awards under the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, but applied APB No. 25 and related interpretations in accounting for the Plans, which resulted in pro-forma compensation expense only for stock option awards. Prior period financial statements have not been adjusted to reflect fair value share-based compensation expense under SFAS 123R.  With the adoption of SFAS 123R, the Company changed its method of expense attribution for fair value share-based compensation from the straight-line approach to the accelerated approach for all awards granted. The Company anticipates the accelerated method will provide a more meaningful measure of costs incurred and be most representative of the economic reality associated with unvested stock options outstanding. Unrecognized costs related to all share-based awards outstanding at September 30, 2008 is approximately $3.3 million and is expected to be recognized over a weighted average period of 1.28 years.

The Company uses historical data and projections to estimate expected employee, executive and director behaviors related to option exercises and forfeitures.

The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate.  Option valuation assumptions for options granted during the third quarter of 2008 were as follows (there were no option grants during the third quarter of 2007):

	Three Months Ended September 30,
	2008	2007
Expected volatility	65.9%	-
Expected dividends	-	-
Expected life (in years)
Directors’ Plan	2.5	-
Executive Plan	4.5	-
Employee Plan	3.1	-
Weighted average risk free rate	2.9%	-
Weighted average grant date fair value per share of options granted	$5.94	-
Total intrinsic value of options exercised	-	$105,239

The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company.  Upon implementation of SFAS 123R, the Company determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility.

Reported stock based compensation expense was classified as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Casino	$19,550	$17,865	$60,519	$53,839
Food and beverage	19,512	14,424	55,095	38,015
Hotel	5,748	9,676	25,865	27,734
Selling, general and administrative	573,786	549,214	1,627,016	1,543,609
Total stock-based compensation, before taxes	618,596	591,179	1,768,495	1,663,197
Tax benefit	(216,509)	(206,913)	(618,973)	(582,119)
Total stock-based compensation, net of tax	$402,087	$384,266	$1,149,522	$1,081,078

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

	Three Months Ended September 30,
	2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,122	$0.25	19,079	$0.42
Effect of dilutive stock options	20	-	287	(0.01)
Diluted	16,142	$0.25	19,366	$0.41

	Nine Months Ended September 30,
	2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	17,238	$0.53	19,080	$1.07
Effect of dilutive stock options	76	-	272	(0.01)
Diluted	17,314	$0.53	19,352	$1.06

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of SFAS 157 (“FSP FAS 157-2”).  The FSP amends SFAS 157, to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. The Company has not yet determined the effect on the Company’s consolidated financial statements that adoption of SFAS 157 will have for those items within the scope of the FSP.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt FAS 141 (revised) in the first quarter of 2009.  The adoption of SFAS No. 141 (revised) is prospective and early adoption is not permitted.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for and the affect of derivative instruments on the entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS 161 in the first quarter of 2009. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company currently rents various spaces in the Shopping Center which it uses as office, storage and parking lot space and paid rent of approximately $13,100 and $181,700 plus common area expenses for the three and nine months ended September 30, 2008, respectively, and approximately $101,200 and $162,600 plus common area expenses for the three and nine months ended September 30, 2007, respectively.  The Company intends to vacate these spaces by December 31, 2008.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for three five-year terms, and, at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $75,000 plus common area maintenance charges for its leased driveway space at the Shopping Center during each of the three months ended September 30, 2008 and 2007 and paid $225,000 plus common area maintenance for each of the nine months ended September 30, 2008 and 2007.

The Company leased sign space from the Shopping Center until August 1, 2008. The lease took effect in March 2005 for a monthly cost of $1. The lease was renewed for another year for a monthly lease of $1,000 effective January 1, 2006, and subsequently renewed on June 15, 2007 for a monthly lease of $1,060. The Company paid $1,060 and $7,460 for the leased sign at the Shopping Center for the three and nine months ended September 30, 2008, respectively, and paid $3,180 and $9,240 for the three and nine months ended September 30, 2007, respectively.

The Company is currently leasing billboard advertising space from affiliates of its controlling stockholders and paid $7,000 and $28,000 for the three and nine months ended September 30, 2008, respectively. The Company paid $17,500 and $38,500 for the three and nine months ended September 30, 2007, respectively.

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

Unless otherwise indicated, "Monarch," "Company," "we," "our" and "us" refer to Monarch Casino & Resort, Inc. and its Golden Road subsidiary.

OPERATING RESULTS SUMMARY

Below is a summary of our third quarter results for 2008 and 2007:

Amounts in millions, except per share amounts

	Three Months Ended September 30,		Percentage
	2008	2007	Increase/(Decrease)
Casino revenues	$27.6	$29.9	(7.7)
Food and beverage revenues	10.6	11.0	(3.6)
Hotel revenues	6.3	8.0	(21.3)
Other revenues	1.2	1.2	-
Net revenues	38.8	43.6	(11.0)
Sales, general and admin exp	12.7	12.7	-
Income from operations	6.2	11.7	(47.0)
Net Income	4.0	8.0	(50.0)

Earnings per share - diluted	0.25	0.41	(39.0)

Operating margin	15.9%	26.9%	(11.0	) pts.

	Nine Months Ended September30,		Percentage
	2008	2007	Increase/(Decrease)
Casino revenues	$77.0	$84.5	(8.9)
Food and beverage revenues	29.9	32.1	(6.9)
Hotel revenues	17.7	21.9	(19.2)
Other revenues	3.6	3.7	(2.7)
Net revenues	108.4	123.0	(11.9)
Sales, general and admin exp	38.7	37.1	4.3
Income from operations	13.7	30.1	(54.5)
Net Income	9.1	20.4	(55.4)

Earnings per share - diluted	0.53	1.06	(50.0)

Operating margin	12.7%	24.4%	(11.7	) pts.

Our results for the three months ended September 30, 2008 reflect the effects of the challenging operating environment that we have experienced beginning in the three month period ended December 31, 2007.  As in many other areas around the country, the economic downturn in northern Nevada in the fourth quarter of 2007 has deepened through the third quarter of 2008.  Other factors causing negative financial impact that continued from the fourth quarter of 2007 were disruption from construction related to capital projects (see “COMMITMENTS AND CONTINGENCIES” below) and aggressive marketing programs by our competitors.  In response to these challenges, we increased marketing and promotional expenditures to attract and retain guests.  We also continued to incur legal expenses associated with the ongoing and previously disclosed Kerzner litigation (see “LEGAL PROCEEDINGS” below).  We anticipate that downward pressure on profits will persist as long as we continue to experience the adverse effects of the negative macroeconomic environment, construction disruption, the aggressive marketing programs of our competitors and the legal defense costs associated with the Kerzner lawsuit.

These factors were the primary drivers of:

•	Decreases of 7.7%, 3.6% and 21.3% in our casino, food and beverage and hotel revenues, respectively, resulting in a net revenue decrease of 11.0%.

•	A decrease in our third quarter 2008 operating margin by 11.0 points or 40.9%.

CAPITAL SPENDING AND DEVELOPMENT

Capital expenditures at the Atlantis totaled approximately $55.1 and $10.2 million during the first nine months of 2008 and 2007, respectively.  During the nine months ended September 30, 2008, our capital expenditures consisted primarily of construction costs associated with our $50 million expansion project and the Atlantis Convention Center Skybridge project (see additional discussion of these projects under “COMMITMENTS AND CONTINGENCIES” below).  Additional capital expenditures during the nine months ended September 30, 2008 were for acquisition of land to be used for administrative offices, acquisition of gaming equipment to upgrade and replace existing equipment and continued renovation and upgrades to the Atlantis facility.  During the nine months ended September 30, 2007, our capital expenditures consisted primarily of construction costs associated with the current expansion phase of the Atlantis that commenced in June 2007 and the acquisition of gaming equipment to upgrade and replace existing gaming equipment.

Future cash needed to finance ongoing maintenance capital spending is expected to be made available from operating cash flow and the Credit Facility (see "THE CREDIT FACILITY" below) and, if necessary, additional borrowings.

STATEMENT ON FORWARD-LOOKING INFORMATION

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, development activities, legal proceedings and employee matters.  Certain important factors, including but not limited to, deteriorating macroeconomic trends, financial market risks, competition from other gaming operations, factors affecting our ability to compete, acquisitions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements.  Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our expansion, development activities, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof.  We undertake no obligation to publicly release any revisions to such forward-looking statement to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2008 and 2007

For the three months ended September 30, 2008, our net income was $4.0 million, or $0.25 per diluted share, on net revenues of $38.8 million, a decrease from net income of $8.0 million, or $0.41 per diluted share, on net revenues of $43.6 million for the three months ended September 30, 2007.  Income from operations for the three months ended September 30, 2008 totaled $6.2 million when compared to $11.7 million for the same period in 2007.  Net revenues decreased 11.0%, and net income decreased 50.0%, when compared to last year's third quarter.

Casino revenues totaled $27.6 million in the third quarter of 2008, a 7.7% decrease from the $29.9 million reported in the third quarter of 2007, which was primarily due to decreased slot revenue. Casino operating expenses amounted to 36.2% of casino revenues in the third quarter of 2008, compared to 30.8% in the third quarter of 2007.  The increase was due primarily due to the decreased casino revenue combined with increased complimentary expenses.

Food and beverage revenues totaled $10.6 million in the third quarter of 2008, a 3.6% decrease from $11.0 million in the third quarter of 2007, due primarily to a 6.3% decrease in the number of covers served partially offset by a 2.7% increase in the average revenue per cover.  Food and beverage operating expenses amounted to 49.3% of food and beverage revenues during the third quarter of 2008 as compared to 48.9% for the third quarter of 2007.  This increase was primarily the result of increased food commodity and labor costs.

Hotel revenues were $6.3 million for the third quarter of 2008, a decrease of 21.3% from the $8.0 million reported in the 2007 third quarter.  This decrease was the result of lower hotel occupancy combined with a decrease in the average daily room rate (“ADR”). Both 2008 and 2007 third quarter revenues included a $3 per occupied room energy surcharge. During the third quarter of 2008, the Atlantis experienced a 91.6% occupancy rate, as compared to 97.9% during the same period in 2007. The Atlantis' ADR was $68.68 in the third quarter of 2008 compared to $81.11 in the third quarter of 2007. Hotel operating expenses as a percent of hotel revenues increased to 31.5% during the third quarter of 2008 as compared to 27.0% in the 2007 third quarter.  This increase was primarily the result of the decreased hotel revenues.

Promotional allowances increased to $6.9 million in the third quarter of 2008 compared to $6.6 million in the third quarter of 2007. The increase is attributable to continued promotional efforts to generate additional revenues. Promotional allowances as a percentage of gross revenues increased to 15.1% during the third quarter of 2008 as compared to 13.1% during the third quarter of 2007.

Other revenues remained flat at $1.2 million in both the 2008 third quarter and the third quarter of 2007.

Depreciation and amortization expense was $2.4 million in the third quarter of 2008 as compared to $2.0 million in the third quarter of 2007.  The increase in depreciation expense is primarily related to depreciation expense of the portion on the Expansion assets (see “COMMITMENTS AND CONTINGENCIES” below) that opened in July 2008.

SG&A expense remained flat at $12.7 million in both the third quarters of 2008 and 2007.  Increased marketing expense in the third quarter of 2008 was offset primarily by lower payroll and benefit expenses. As a percentage of net revenue, SG&A expenses increased to 32.8% in the third quarter of 2008 from 29.2% in the same period in 2007.

Through September 30, 2008, we drew $42.5 million from our $50 million credit facility to pay for share repurchases and to fund ongoing capital projects.  As a result of this borrowing activity, we incurred interest expense of $83 thousand during the current quarter, as compared to no interest expense for the third quarter of 2007.  We used our invested cash reserves during the first and second quarters of 2008 to fund the $50 million expansion project and share repurchases resulting in a decrease in interest income from the $568 thousand reported in the second quarter of 2007 to $36 thousand in the current quarter.  Current quarter interest income represents interest earned on the Note with Triple J (see NOTE 5. RELATED PARTY TRANSACTIONS  to the Company’s consolidated financial statements).

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2008 and 2007.

For the nine months ended September 30, 2008, our net income was $9.1 million, or $.53 per diluted share, on net revenues of $108.4 million, a decrease from net income of $20.4 million, or $1.06 per diluted share, on net revenues of $123.0 million during the nine months ended September 30, 2007. Income from operations for the 2008 nine-month period totaled $13.7 million, compared to $30.1 million for the same period in 2007. Net revenues decreased 11.9%, and net income decreased 55.4% when compared to the nine-month period ended September 30, 2007.

Casino revenues for the nine months ended September 30, 2008 totaled $77.0 million, an 8.9% decrease from $84.5 million for the nine months ended September 30, 2007.  Casino operating expenses amounted to 36.4% of casino revenues for the nine months ended September 30, 2008, compared to 31.9% for the same period in 2007, primarily due to the decreased casino revenue combined with decreased payroll and benefit expenses offset by increased complimentary expenses.

Food and beverage revenues totaled $29.9 million for the nine months ended September 30, 2008, a decrease of 6.9% from the $32.1 million for the nine months ended September 30, 2007, due to an approximate 11.0% decrease in the number of covers served partially offset by an approximate 4.9% increase in the average revenue per cover. Food and beverage operating expenses amounted to 48.6% of food and beverage revenues during the 2008 nine-month period as compared to 47.4% for the same period in 2007.  This increase was primarily the result of increased food commodity and labor costs.

Hotel revenues for the nine months ended September 30, 2008 decreased 19.2% to $17.7 million from $21.9 million for the nine months ended September 30, 2007, primarily due to decreases in the occupancy and ADR at the Atlantis.  Hotel revenues for the nine months of 2008 and 2007 include a $3 per occupied room energy surcharge. The Atlantis experienced a decrease in the ADR during the 2008 nine-month period to $67.15, compared to $75.20 for the same period in 2007.  The occupancy rate decreased to 87.9% for the nine-month period in 2008, from 96.8% for the same period in 2007.  Hotel operating expenses in the first nine months of 2008 were 34.3% as compared to 29.4% for the same period in 2007.  The increase was primarily due to the decreased revenues.

Promotional allowances increased to $19.8 million in the first nine months of 2008 compared to $19.2 million in the same period of 2007.  The increase is attributable to continued efforts to generate additional revenues through promotional efforts. Promotional allowances as a percentage of gross revenues increased to 15.5% for the first nine months of 2008 compared to 13.5% for the same period in 2007.

Other revenues were $3.6 million for the nine months ended September 30, 2008, a 2.7% decrease from $3.7 million in the same period in 2007.

Depreciation and amortization expense was $6.4 million in the first nine months of 2008, an increase of 4.9% compared to $6.1 million in the same period last year. The increase in depreciation expense is primarily related to depreciation expense on the portion of the Expansion assets (see “COMMITMENTS AND CONTINGENCIES” below) that opened in July 2008.

SG&A expenses increased 4.3% to $38.7 million in the first nine months of 2008, compared to $37.1 million in the first nine months of 2007, primarily as a result of increased marketing and bad debt expense.  As a percentage of net revenue, SG&A expenses increased to 35.7% in the 2008 nine-month period from 30.1% in the same period in 2007.

Net interest income for the first nine months of 2008 totaled $251 thousand compared to $1.2 million for the same period of the prior year. The difference reflects our reduction in interest bearing cash and cash equivalents, combined with increased debt outstanding (see "THE CREDIT FACILITY" below), during the first nine months of 2008 as compared to same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2008, net cash provided by operating activities totaled $19.6 million, a decrease of 21.2% compared to the same period last year. Net cash used in investing activities totaled $54.6 million and $8.7 million in the nine months ended September 30, 2008 and 2007, respectively.  During the first nine months of 2008, net cash used in investing activities consisted primarily of construction costs associated with the current expansion phase of the Atlantis that commenced in June 2007 and the acquisition of property and equipment. During the first nine months of 2008, net cash used in investing activities consisted primarily of construction costs associated with the current expansion of the Atlantis and the acquisition of gaming equipment to upgrade and replace existing gaming equipment. Net cash provided by financing activities totaled $6.8 million for the first nine months of 2008 compared to net cash used in financing activities of $237,000 for the same period in 2007. Net cash used in financing activities for the first nine months of 2008 was due to our $35.7 million purchase of Monarch common stock pursuant to the Repurchase Plan offset by $42.5 million in credit line draws under the Credit Facility (see “COMMITMENTS AND CONTINGENCIES” below).  Net cash provided by financing activities for the first nine months of 2007 was due to proceeds from the exercise of stock options and the tax benefits associated with such stock option exercises.  At September 30, 2008, we had cash and cash equivalents balance of $10.6 million compared to $38.8 million at December 31, 2007.

We have historically funded our daily hotel and casino activities with net cash provided by operating activities. However, to provide the flexibility to execute the share Repurchase Plan, to fund construction costs associated with our $50 million expansion project and the Atlantis Convention Center Skybridge project (see Commitments and Contingencies section below) and to provide for other capital needs should they arise, we entered into an agreement to amend our Credit Facility (see "THE CREDIT FACILITY" below) on April 14, 2008.  The amendment increased the available borrowings under the facility from $5 million to $50 million and extended the maturity date from February 23, 2009 to April 18, 2009.  At September 30, 2008, we had $42.5 million outstanding on the Credit Facility and had $7.5 million available to be drawn under the Credit Facility.  We plan to amend the Credit Facility to extend its maturity beyond April 18, 2009.  Such an amendment will likely result in the amendment of other material provisions of the Credit Facility, such as the interest rate charged and other material covenants.  In the event that we are not able to come to mutually acceptable terms with the Credit Facility lender, we believe that the strength of our balance sheet, combined with our operating cash flow, will provide the basis for a successful refinancing of the Credit Facility with an alternative lender.  However, there is no assurance that we will be able to reach acceptable terms for a Credit Facility amendment or refinancing.  If we are unable to amend or refinance the Credit Facility, we may seek equity or other financing to repay the outstanding principal of the Credit Facility upon its maturity.

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis. The Shopping Center is controlled by an entity whose owners include our controlling stockholders. As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $225,000 in lease payments for the leased driveway space at the Shopping Center during the nine months ended September 30, 2008.

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

As discussed below in “COMMITMENTS AND CONTINGENCIES” we commenced construction on an expansion project to the Atlantis, and Skybridge to the Reno-Sparks Convention Center, in the second quarter of 2007.  While most of the expansion was completed in July 2008, construction of the Skybridge is expected to continue into the fourth quarter of 2008, construction of the spa facilities is expected to continue into the first quarter of 2009 and various remodeling of the pre-expansion facilities are expected to continue into the first half of 2009.  During the construction period, there could be disruption to our operations from various construction activities.  In addition, the construction activity may make it inconvenient for our patrons to access certain locations and amenities at the Atlantis which may in turn cause certain patrons to patronize other Reno area casinos rather than deal with construction-related inconveniences.  As a result, our business and our results of operations may be adversely impacted so long as we are experiencing construction related operational disruption.

The constitutional amendment approved by California voters in 1999 allowing the expansion of Native American casinos in California has had an impact on casino revenues in Nevada in general, and many analysts have continued to predict the impact will be more significant on the Reno-Lake Tahoe market.  If other Reno-area casinos continue to suffer business losses due to increased pressure from California Native American casinos, such casinos may intensify their marketing efforts to northern Nevada residents as well, greatly increasing competitive activities for our local customers.

Higher fuel costs may deter California and other drive-in customers from coming to the Atlantis.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of September 30, 2008 and the next five years and thereafter are as follow:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years

Operating leases (1)	$4,374,000	$613,000	$801,000	$740,000	$2,220,000
Current maturities of borrowings under credit facility (2)	42,500,000	42,500,000	-	-	-
Purchase obligations (3)	16,154,000	16,154,000	-	-	-
Total contractual cash obligations	$63,028,000	$59,267,000	$801,000	$740,000	$2,220,000

(1) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis and $243,000 per year in lease payments to Triple J (see Note 5. Related Party Transactions, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

(2) The amount represents outstanding draws against the Credit Facility as of September 30, 2008.

(3) Our open purchase order and construction commitments total approximately $16.2 million.  Of the total purchase order and construction commitments, approximately $1.9 million are cancelable by us upon providing a 30-day notice.

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

On March 11, 2008, our Board increased its initial authorization by 1 million shares and on April 22, 2008, the Board increased its authorization a third time by 1 million shares which increased the shares authorized to be repurchased to a total of three million shares.  During the first and second quarters of 2008, we purchased 2,444,492 shares of the Company’s common stock pursuant to the Repurchase Plan at a weighted average purchase price of $14.59 per share, which increased the total number of shares purchased pursuant to the Repurchase Plan to 3,000,000 at a weighted average purchase price of $16.52 per share.  As of June 30, 2008, the Company had purchased all shares under the three million share Repurchase Plan authorization.

We began construction in the second quarter of 2007 on the next expansion phase of the Atlantis (the “Expansion”).  The Expansion impacts the first floor casino level, the second and third floors and the basement level by adding approximately 116,000 square feet. The project adds over 10,000 square feet to the existing casino, or approximately 20%.   The Expansion includes a redesigned, updated and expanded race and sports book of approximately 4,000 square feet, an enlarged poker room and a Manhattan deli restaurant.  The second floor expansion creates additional ballroom and convention space of approximately 27,000 square feet.  The spa and fitness center will be remodeled and expanded to create an ultra-modern spa and fitness center facility.  We opened the Expansion in July 2008 with the exception of the spa facilities which we expect to open in the first quarter of 2009.  We have also begun construction of a pedestrian Skybridge over Peckham Lane that will connect the Reno-Sparks Convention Center directly to the Atlantis.  Construction of the Skybridge is expected to be completed in the fourth quarter of 2008.  The Expansion is estimated to cost approximately $50 million and the Atlantis Convention Center Skybridge project is estimated to cost an additional $12.5 million.  We also plan to remodel the pre-expansion portions of the facility at an estimated cost of $10 million.  Through September 30, 2008, the Company paid approximately $60.4 million of the estimated Expansion, skybridge and remodel costs.

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

On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court (the “Court”) ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax.  On April 15, 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court’s decision.  On July 17, 2008, the Court denied the petition of the Department of Taxation.  The Governor’s office of the State of Nevada has indicated that it intends to work with the Nevada legislature to change the law to require that such meals are subject to Nevada use tax and to prevent the refund of any use tax paid on complimentary meals prior to the effective date of this new law.  The Company is evaluating the Court’s ruling and pending action by the Governor’s office.  Accordingly, we have not recorded a receivable for a refund for previously paid use tax on complimentary employee and patron meals in the accompanying consolidated balance sheet at  September 30, 2008.

THE CREDIT FACILITY

On February 20, 2004, our previous credit facility was refinanced for $50 million (the "Credit Facility"). At our option, borrowings under the Credit Facility would accrue interest at a rate designated by the agent bank at its base rate (the "Base Rate") or at the London Interbank Offered Rate ("LIBOR") for one, two, three or six month periods. The rate of interest included a margin added to either the Base Rate or to LIBOR tied to our ratio of funded debt to EBITDA (the "Leverage Ratio").  Depending on our Leverage Ratio, this margin would vary between 0.25 percent and 1.25 percent above the Base Rate, and between 1.50 percent and 2.50 percent above LIBOR.  In February 2007, this margin was further reduced to 0.00 percent and 0.75 percent above the Base Rate and between 1.00 percent and 1.75 percent above LIBOR.  Our leverage ratio during the three months ended September 30, 2008 was such that the pricing for borrowings was the Base Rate plus 0.25 percent or LIBOR plus 1.25 percent.  We selected the LIBOR plus 1.25 option for all of the borrowings during the three months ended September 30, 2008. We paid various one-time fees and other loan costs upon the closing of the refinancing of the Credit Facility that will be amortized over the term of the Credit Facility using the straight-line method.

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

Effective February 2007, in consideration of our cash balance, cash expected to be generated from operations and to avoid agency and commitment fees, we elected to permanently reduce the available borrowings to $5 million.  On April 14, 2008, we entered into an agreement to amend the Credit Facility to increase the available borrowings from $5 million to $50 million and to extend the maturity date from February 23, 2009 to April 18, 2009.  At September 30, 2008, $42.5 million was outstanding on the Credit Facility, and $7.5 million was available to be drawn under the Credit Facility.  We intend to renegotiate or refinance the Credit Facility to extend its maturity beyond April 18, 2009, which will likely result in the amendment of other material provisions of the Credit Facility, such as the interest rate charged and other material covenants.  There is no assurance that we will be able to reach acceptable terms for a Credit Facility amendment or refinancing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of September 30, 2008, that are subject to market risks.

The interest rate on borrowings under our Credit Facility at September 30, 2008 is LIBOR plus 1.25%.  A one-point increase in interest rates would have increased interest cost for the three months ended September 30, 2008 by $37,000.

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

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.  The following information represents material changes to those risk factors during the nine months ended September 30, 2008.

LIMITATIONS OR RESTRICTIONS ON THE CREDIT FACILITY COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR LIQUIDITY

We intend to renegotiate or refinance the Credit Facility to extend its maturity beyond April 18, 2009.  Any such renegotiation or refinancing will likely result in the amendment of other material provisions of the Credit Agreement, such as the interest rate charged and other material covenants.  The Credit Facility is an important component of our liquidity.  Any material restriction on our ability to use the Credit Facility, or the failure to obtain a new credit facility upon the maturity of the existing Credit Facility could adversely impact our operations and future growth options.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: November 7, 2008	By: /s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)