Form 10-K
period 2008-12-31
MONARCH CASINO & RESORT INC
filed 2009-03-16
CIK 907242

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO

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

Registrant’s telephone number, including area code: (775) 335-4600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange
Title of each class	on which registered
None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $0.01 PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated Filer ☒  Non-accelerated Filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2008, based on the closing price as reported on The Nasdaq Stock Market (SM) of $11.80 per share, was approximately $190.2 million.

As of March 4, 2009, Registrant had 16,122,048 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2009 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K WHICH EXPRESS THE “BELIEF”, “ANTICIPATION”, “INTENTION”, “EXPECTATION”, OR “SCHEDULES” AS WELL AS OTHER  STATEMENTS WHICH ARE NOT HISTORICAL FACT, AND STATEMENTS AS TO BUSINESS OPPORTUNITIES, MARKET CONDITIONS, COST ESTIMATIONS AND OPERATING PERFORMANCE INSOFAR AS THEY MAY APPLY PROSPECTIVELY, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED.

PART I

ITEM 1. BUSINESS

Monarch Casino & Resort, Inc. (the “Company” or “we”), through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the tropically-themed Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”). Unless otherwise indicated, “Monarch” or the “Company” refers to Monarch Casino & Resort, Inc. and its Golden Road subsidiary. Monarch was incorporated in 1993 under Nevada law for the purpose of acquiring all of the stock of Golden Road. The principal asset of Monarch is the stock of Golden Road, which holds all of the assets of the Atlantis.  Our principal executive offices are located at 3800 S. Virginia Street; Reno, Nevada 89502; telephone (775) 335-4600.

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

THE ATLANTIS CASINO RESORT SPA

Through Golden Road, we own and operate the tropically-themed Atlantis Casino Resort Spa, which is located approximately three miles south of downtown in the generally more affluent area of Reno, Nevada.  The Atlantis features approximately 61,000 square feet of casino space interspersed with waterfalls, giant artificial palm trees, thatched-roof huts, and other tropical decor; a hotel and a motor lodge with a combined 969 guest rooms; ten food outlets; an enclosed year-round pool with waterfall; an outdoor pool; a health spa; two retail outlets offering clothing and resort gift shop merchandise; a full service salon for men and women; an 8,000 square-foot family entertainment center; and approximately 52,000 square feet of banquet, convention and meeting room space.

In June 2007, we broke ground on an expansion project, several phases of which we completed and opened in the second half of 2008.  New space was added to the first floor casino level, the second and third floors and the basement level totaling approximately 116,000 square feet.  The existing casino floor was expanded by over 10,000 square feet, or approximately 20%.  The first floor casino expansion includes a redesigned, updated and expanded race and sports book of approximately 4,000 square feet and an enlarged poker room.  The expansion also included the new “Manhattan deli”, a New York deli-style restaurant.  The second floor expansion created additional ballroom and convention space of approximately 27,000 square feet, doubling the existing facilities.  We constructed and opened a pedestrian skywalk over Peckham Lane that connects the Reno-Sparks Convention Center directly to the Atlantis.  In January 2009, we opened the final phase of the expansion project, the new Spa Atlantis featuring an atmosphere, amenities and treatments that are unique from any other offering in our market.  Additionally, many of the pre-expansion areas of the Atlantis were remodeled to be consistent with the upgraded look and feel of the new facilities.  The remodeling work will continue into 2009.  The total cost of these capital projects is approximately $73 million.  Through December 31, 2008, the Company had incurred approximately $68 million of that total.

With the opening of the new skywalk the Atlantis became the only hotel-casino to be physically connected to the Reno-Sparks Convention Center.  The Reno-Sparks Convention Center offers approximately 500,000 square feet of leasable exhibition, meeting room, ballroom and lobby space.

ATLANTIS CASINO

The Atlantis Casino offers approximately 1,500 slot and video poker machines; approximately 38 table games, including blackjack, craps, roulette and others; a sports book; Keno and a poker room.

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

HOTEL AND MOTOR LODGE

The Atlantis includes three contiguous high-rise hotel towers with 820 rooms and suites, and a low-rise motor lodge with another 149 rooms, for a total of 969 guest rooms. The first of the three hotel towers contains 160 rooms and suites in 13 stories. The 19-story second hotel tower contains 278 rooms and suites. The third tower contains 382 rooms and suites in 28 stories. The rooms on the top seven floors in the third tower are nearly 20% larger than the standard guest rooms and offer key card elevator access, upscale accommodations and a private concierge service.

The Atlantis hotel rooms feature upbeat, colorful interior decorations and furnishings consistent with the Atlantis’ tropical theme, as well as nine-foot ceilings (most standard hotel rooms have eight-foot ceilings), which create an open and spacious feel. The third hotel tower features a four-story waterfall with an adjacent year-round swimming pool in a climate controlled, five-story glass enclosure, which shares an outdoor third floor pool deck with a seasonal outdoor swimming pool and year round whirlpool. A full service salon (the “Salon at Atlantis”) overlooks the third floor sundeck and outdoor seasonal swimming pool and offers salon-grade products and treatments for hair, nails, skincare and body services for both men and women. A health spa is located adjacent to the swimming areas which offers treatments and amenities unique to our market.  The hotel rooms on the spa floor are all designated as “spa rooms” and have décor that is themed consistent with the spa.  Certain spa treatments are also available in spa floor hotel rooms.  The hotel also features glass elevators rising the full 19 and 28 stories, respectively, of the two taller hotel towers, providing panoramic views of the Reno area and the Sierra Nevada mountain range separating Nevada from California.

The 149-room motor lodge is a two-story structure located adjacent to the hotel. The motor lodge rooms, which are also decorated and furnished with the Atlantis’ tropical theme, are smaller than the tower hotel rooms and have standard eight-foot ceilings. We believe the motor lodge rooms appeal to value conscious travelers who still want to enjoy the experience and amenities of a first-class hotel-casino resort.

The average occupancy rate and average daily room rate at the Atlantis for the following periods were:

	Years ended December 31,
	2008	2007	2006
Occupancy rate	84.9%	93.8%	93.3%
Average daily room rate	$65.52	$74.04	$69.87

We continually monitor and adjust hotel room rates based upon demand and other competitive factors. Our average daily room rate was adversely impacted in 2008 by the declining market demand and by rooms sold at discounted rates to select wholesale operators for tour and travel packages.

RESTAURANTS AND DINING

The Atlantis has eight restaurants, two gourmet coffee bars and one snack bar as described below.

•                  The 600-seat Toucan Charlie’s Buffet & Grill, which offers a wide variety of standard hot food selections, salads and seafood, specialty substations featuring made-to-order items such as Mongolian barbecue, fresh Southwest and Asian specialties, meats roasted in wood-fired rotisserie ovens, two salad stations, and a wide variety of freshly made desserts.

•                  The 135-seat, aquatic-themed Atlantis Seafood Steakhouse gourmet restaurant.

•                  The 200-seat, upscale Bistro Napa featuring a centrally located wine cellar.

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

•                  The 178-seat 24-hour Purple Parrot coffee shop.

•                  The 122-seat Cafe’ Alfresco restaurant serving a full menu, pizzas prepared in a wood-fired, brick oven and a variety of gelato deserts.

•                  The 170-seat Manhattan deli restaurant specializing in piled-high sandwiches, soups, salads and desserts

•                  Two gourmet coffee bars, offering specialty coffee drinks, pastries and desserts made fresh daily in the Atlantis bakery.

•                  A snack bar and soda fountain serving ice cream and arcade-style refreshments.

THE SKY TERRACE

The Sky Terrace is a unique structure with a diamond-shaped, blue glass body suspended approximately 55 feet, and spanning 160 feet across, South Virginia Street.  The Sky Terrace connects the Atlantis with additional parking on our 16-acre site across South Virginia Street from the Atlantis. The structure rests at each end on two 100-foot tall Grecian columns with no intermediate support pillars. The tropically-themed interior of the Sky Terrace contains the Oyster Bar, the Sushi Bar, a video poker bar, banks of slot machines and a lounge area with oversized leather sofas and chairs.

Operations at the Atlantis are conducted 24 hours a day, every day of the year. The Atlantis’ business is seasonal in nature, with higher revenues during the summer months and lower revenues during the winter months.

ATLANTIS IMPROVEMENTS

 We have continuously invested in upgrading the Atlantis.  Our capital expenditures at the Atlantis were $67.9 million in 2008, $17.3 million in 2007 and, $5.8 million in 2006.

During 2008 and 2007, capital expenditures primarily consisted of construction costs associated with the expansion, skybridge and remodel capital projects that commenced in June 2007. During 2006, capital expenditures primarily consisted of acquisition of gaming and computer equipment, the installation of a casino high-definition video display system, renovation of our Java Coast Gourmet Coffee and pastry bar, initial design and planning expenditures associated with our expansion and ongoing public area renovations and upgrades.

ADDITIONAL EXPANSION POTENTIAL

Expansion potential at our current site is twofold.  First, we could further expand our existing hotel and casino, thereby giving us more hotel rooms, amenities and additional casino space.  Second, we could develop the 16-acre parcel we own across the street from the Atlantis. This site is connected to the Atlantis by the Sky Terrace and is currently used for parking and special events related to the Atlantis.  Our 16-acre parcel meets all current Reno zoning requirements in the event we decide to build another resort casino or entertainment facility.

MARKETING STRATEGY

The Reno/Tahoe region is a major gaming and leisure destination with aggregate gaming revenues of approximately $830 million.

Our revenues and operating income are principally dependent on the level of gaming activity at the Atlantis casino.  Our predominant marketing goal is to utilize all of the Atlantis facilities to generate additional casino play.  Our secondary goal is to maximize revenues from our hotel, food and beverage, cocktail lounges, convention and meeting rooms, retail and other amenities.

Our marketing efforts are directed toward three broad consumer groups:  leisure travelers, conventioneers and northern Nevada residents.  We believe the Atlantis’ location outside of downtown Reno, near the airport, near major freeway arteries and across the street from the Reno-Sparks Convention Center makes the facility appealing to all three groups.

LEISURE TRAVELERS:  The Reno/Tahoe region is a popular gaming and vacation destination that enjoys convenient air service from cities throughout the United States.  The principal segments of Reno’s leisure traveler market are independent travelers, package tour and travel guests, guests we reach through the world-wide-web and high-end players.  We attempt to maximize our gaming revenues and hotel occupancy through a balanced marketing approach that addresses each market segment.

Independent travelers make reservations directly with hotels of their choice or through independent travel agents.  We strive to attract the middle to upper-middle income strata of this consumer segment through advertising and direct marketing.  This segment represents a large portion of the Atlantis’ guests.

The package tour and travel segment consists of visitors who utilize travel packages offered by wholesale operators.  We market to this segment through relationships with select wholesalers, primarily to generate guest visits and supplement mid-week occupancy.

We welcome domestic and international reservations on the Atlantis’ website www.atlantiscasino.com and are featured on major package tour and travel websites.

We market to high-end players selectively through direct sales.  We utilize complimentary rooms, food and beverage, special events and the extension of gaming credit to attract, and maintain patronage from, high-end players.

CONVENTIONEERS:  Convention business, like package tour and travel business, supplements occupancy during lower-demand periods.  Conventioneers also typically pay higher average room rates than non-conventioneers.  We selectively seek convention and meeting groups that we believe will materially enhance the Atlantis’ occupancy and daily room rates, as well as those we believe will be more likely to utilize our gaming products.  As the only hotel-casino within easy walking distance of the Reno-Sparks Convention Center, the Atlantis is, in our view, uniquely positioned to capitalize on this expanding segment.  We believe the Reno-Sparks Convention Center has created, and we expect will continue to create, additional guest traffic for the Atlantis within this market segment that is presently underserved in the Reno area.  As described in the “THE ATLANTIS CASINO RESORT SPA” section above, an enclosed pedestrian skybridge over Peckham Lane has been constructed that connects the Atlantis directly into the Reno-Sparks Convention Center facilities.

We market to all guest segments, including conventioneers, on the basis of the location, quality and ambiance of the Atlantis facility, gaming values, friendly, efficient service, and the quality and relative value of Atlantis rooms, food and beverage offerings, entertainment and promotions.

Our frequent player club, “Club Paradise,” allows our guests to be eligible to receive rewards and privileges based on the amount of their play, while allowing us to track their play through a computerized system. We use this information to determine appropriate levels of complimentary awards, and for guiding our direct marketing efforts. We believe that Club Paradise significantly enhances our ability to build guest loyalty and generate repeat guest visits.

NORTHERN NEVADA RESIDENTS:  We market to northern Nevada residents (referred to from time to time as “Locals”) on the basis of the Atlantis’ location and accessibility; convenient surface parking; gaming values; ambiance; friendly efficient service; quality and relative value of food and beverage offerings.

COMPETITION

Competition in the Reno area gaming market is intense.  Based on information obtained from the December 31, 2008 Gaming Revenue Report published by the Nevada State Gaming Control Board, there are approximately 10 casinos in the Reno area which generate more than $12.0 million each in annual gaming revenues.

We believe that the Atlantis’ primary competition for leisure travelers comes from other large-scale casinos that offer amenities that appeal to middle to upper-middle income guests.  We compete for leisure travelers on the basis of the desirability of our location, the quality and ambiance of the Atlantis facility, friendly, efficient service, the quality and relative value of its rooms and food and beverage offerings, entertainment offerings, promotions and gaming values. We believe that our location away from downtown Reno is appealing to newer and more affluent guests.

We believe that the Atlantis’ primary competition for conventioneers comes from other large-scale hotel casinos in the Reno area that actively target the convention market segment, and from other cities in the western United States with large convention facilities and substantial hotel capacity, including Las Vegas.  We compete for conventioneers based on the desirability of our location, the quality and ambiance of the Atlantis facility, meeting and banquet rooms designed to appeal to conventions and groups, friendly, efficient service, and the quality and relative value of its rooms and food and beverage offerings.  We believe that the Atlantis’ proximity to the Reno-Sparks Convention Center affords us a distinct competitive advantage in attracting conventioneers.

We believe that the Atlantis’ competition for northern Nevada residents comes primarily from other large-scale casinos located outside of downtown Reno that offer amenities that appeal to middle to upper-middle income guests, and secondarily with those casinos located in downtown Reno that offer similar amenities.  We compete for northern Nevada residents primarily on the basis of the desirability of our location, the quality and ambiance of the Atlantis facility, friendly, efficient service, the quality and relative value of our food and beverage offerings, entertainment offerings, promotions and gaming values.  We believe the Atlantis’ proximity to residential areas in south Reno and its abundant surface parking provide us an advantage over the casinos located in downtown Reno in attracting Locals.

Station Casinos, Inc., a casino operator operating primarily in the Las Vegas market, has acquired several parcels in the Reno area and has announced plans to build two casinos, one of which would be located within one mile of our Atlantis Casino Resort Spa.  Station is a dominant casino operator catering to tourists and local residents in the Las Vegas market.  Should Station proceed with its plans to build one or more facilities in Reno, Station will create additional competition for us and could have a material adverse impact on our business. We also believe, however, that Station’s plans could create a “mini strip” concentration of casinos near the Atlantis which could draw gaming patrons away from the downtown Reno casinos to properties in this “mini strip” area.

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

Certain experienced Nevada gaming operators have agreements to build and manage Indian casino facilities near San Francisco, one of Reno’s key feeder markets. Once these facilities receive all the required permits and are built, they could provide an alternative for drive market guests to Reno area casinos, especially during certain winter periods when auto travel through the Sierra Nevada mountain passes is hampered. One major facility near Sacramento has been operating since June 2003 and a second Sacramento area facility opened in 2008.  Both have been very successful, adversely impacting many hotel casinos in Reno.

We also believe that the legalization of unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis’ feeder markets, such as San Francisco or Sacramento, could have a material adverse impact on our business.

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

If it were determined that we violated the Nevada Act, our gaming licenses and registrations with the Nevada Gaming Commission could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures.  In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission.  Further, the Nevada Gaming Commission could appoint a supervisor to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of our gaming properties) could be forfeited to the State of Nevada.  The limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our gaming operations.

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

The Nevada Gaming Act requires any person who acquires more than 5% of Monarch’s voting securities to report the acquisition to the Nevada Gaming Commission.  The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada Gaming Control Board mails the written notice requiring such filing.  Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if the institutional investor holds the voting securities for investment purposes only.  An institutional investor is not deemed to hold voting securities for investment purposes unless they were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action that the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only.  Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming.  The Nevada Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•                  assure the financial stability of corporate gaming operators and their affiliates;

•                  preserve the beneficial aspects of conducting business in the corporate form; and

•                  promote a neutral environment for the orderly governance of corporate affairs.

We are, in certain circumstances, required to receive approval from the Nevada Gaming Commission before we can make exceptional repurchases of voting securities above their current market price and before we can consummate a corporate acquisition opposed by management.  The Nevada Act also requires prior approval of a plan of recapitalization proposed by our board of directors in response to a tender offer made directly to a Registered Corporation’s stockholders for the purposes of acquiring control of the Registered Corporation.

Licensee fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted.  Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon either:

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

EMPLOYEES

As of March 9, 2009, we had approximately 1,810 employees.  None of our employees are covered by collective bargaining agreements.  We believe that our relationship with our employees is good.

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

RECENT INSTABILITY IN THE FINANCIAL MARKETS MAY HAVE AN IMPACT ON OUR BUSINESS

Recently, the residential real estate market in Reno and the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, and precipitating more generalized credit market dislocations and a significant contraction in available liquidity globally. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic recession. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have increased. Further declines in real estate values in Reno and the U.S. or elsewhere and continuing credit and liquidity concerns could have an adverse affect on our results of operations.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY WEAKENED ECONOMIC CONDITIONS IN CALIFORNIA AND THE PACIFIC NORTHWEST

Because California and the Pacific Northwest are significant markets for our leisure traveler and conventioneer guests, our business may be adversely impacted in the event of further weakened economic conditions in those geographical markets.

LIMITATIONS OR RESTRICTIONS ON OUR CREDIT FACILITY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY

Any renegotiation or refinancing of our Credit Facility would likely result in the amendment of material provisions of the Credit Facility, such as the interest rate charged and other material covenants.  Our Credit Facility is an important component of our liquidity.  Any material restriction on our ability to use our Credit Facility or the failure to obtain a new credit facility upon either the maturity of the existing Credit Facility or the depletion of funds remaining under the existing Credit Facility could adversely impact our operations and future growth options.

OUR BUSINESS MAY BE ADVERSELY IMPACTED IF THE RENO ECONOMY DECLINES

We market to and rely upon business from Reno area residents.  In recent years, Reno has enjoyed robust business growth and has attracted a number of technology, product distribution and marketing companies.  These businesses have created jobs and helped fuel residential development, including the southwest Reno metropolitan area near the Atlantis.  Adverse changes in the business and employment conditions in Reno brought on by the recent economic downturn have adversely impacted our business.  Additional erosion in business and employment conditions in Reno could adversely impact our business.

THE GAMING INDUSTRY IS HIGHLY COMPETITIVE AND INCREASED COMPETITION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE OPERATIONS

The gaming industry is highly competitive.  As competitive pressures from California Native American casinos increase, other Reno area casinos may intensify their targeting of the Reno area resident market, which is one of our key markets.  Increased competitive pressures in the local market could adversely impact our ability to continue to attract local residents to the Atlantis or require us to use more expensive, and therefore, less profitable promotions to compete more efficiently.

Several Native American casinos have opened in Northern California since passage of the 2000 constitutional amendment. Certain experienced Nevada gaming operators manage Indian casino facilities near Sacramento, one of Reno’s key feeder markets.  One major facility near Sacramento has been operating since June 2003 and a second facility near Sacramento opened  in 2008.  Both have been very successful, adversely impacting many hotel casinos in Reno. Central and Northern California gaming facilities could provide an alternative to Reno area casinos, especially during certain winter periods when auto travel through the Sierra Nevada mountain passes is hampered. This loss of California drive-in guests could adversely affect our operations.

We also believe that the legalization of unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis’ key non-Reno marketing areas, such as San Francisco or Sacramento, could have a material adverse impact on our business.

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

In addition, Native American gaming facilities in California and other jurisdictions in some instances operate under regulatory requirements less stringent than those imposed on Nevada licensed casinos, which could provide them a competitive advantage in our markets.  Moreover, there is a possibility of competition from internet and other account wagering gaming services, which would allow their guests to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, and this could have a material adverse effect on our business, financial condition, operating results and prospects.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY THE ENTRY OF STATION CASINOS IN THE RENO MARKET

Station Casinos, Inc., a casino operator operating primarily in the Las Vegas market and catering mainly to Las Vegas area residents, has acquired several parcels in the Reno area and has announced plans to build two casinos, one of which would be located within one mile of our Atlantis Casino Resort Spa. Station Casinos is the dominant casino operator catering to local residents in the Las Vegas market. Should Station Casinos proceed with its plans, it will create additional competition for us in the Reno area resident, conventioneer and tour and travel markets and could have a material adverse impact on our business.

OUR BUSINESS MAY BE ADVERSELY IMPACTED IF WE ARE UNABLE TO ADEQUATELY STAFF OUR OPERATIONS

During periods of robust business growth in Reno, the competition for employees increases.  During such times, new and growing business in the area may create job opportunities that at times have exceeded the area’s supply of qualified employees.  If we are unable to attract and retain qualified employees, or if competition for employees results in materially increased wages, our ability to maintain and grow our business could be adversely impacted.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY DOMESTIC AND INTERNATIONAL EVENTS

The terrorist attacks that took place in the United States on September 11, 2001, were unprecedented events that created economic and business uncertainties, especially for the travel and tourism industry.  The potential for future terrorist attacks, the national and international responses, and other acts of war or hostility, including the ongoing conflicts in Iraq and Afghanistan, have created economic and political uncertainties that could materially adversely affect our business, results of operations and financial condition in ways we cannot predict.

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

IF THE STATE OF NEVADA OR THE CITY OF RENO INCREASES GAMING TAXES AND FEES, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED

State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes or other fees.  If the State of Nevada or the City of Reno were to increase gaming taxes and fees, our results of operations could be adversely affected.

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

ENERGY PRICE INCREASES MAY ADVERSELY AFFECT OUR COST OF OPERATIONS AND OUR REVENUES

Our facility uses significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy or fuel have been experienced to date, increases in energy and fuel prices in the United States may negatively affect our operating results. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material. In addition, energy and gasoline price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which would negatively impact revenues.

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

OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY HIGH-END PLAYERS’ WINNINGS

Although not the major focus of our marketing efforts, we have selectively targeted high-end players. Should one or more of these high-end players win large sums in our casino, or should a material amount of credit extended to such players not be repaid, our results of operations could be adversely impacted.

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

ITEM 2. PROPERTIES

Our properties consist of:

(a)  An approximately 13-acre site in Reno, Nevada on which the Atlantis is situated, including the hotel towers, casino, restaurant facilities and surrounding parking.

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

(c)  An approximately 2.6-acre site across Virginia Street from the Atlantis which is expected to be utilized as administrative offices (“the Administrative Site”) for Atlantis staff.

(d)  Leased land consisting of 37,368 square-feet next door to the Atlantis serving as a driveway entrance to the Atlantis.  The least term ends in 2019.  For a further description of the least terms, see Item 8, “FINANCISAL STATEMENS, Notes to Consolidated Financial Statements, Notes 4 and 10”.

(e) Leased land consisting of approximately 2.3 acres adjacent to the Administrative Site utilized for storage and administrative offices.  The lease term ends in December 2009.  For a further description of the least terms, see Item 8, “FINANCISAL STATEMENS, Notes to Consolidated Financial Statements, Notes 4 and 10”.

Our credit facility is secured by liens on all of our real property.

ITEM 3. LEGAL PROCEEDINGS

Litigation was filed against Monarch on January 27, 2006, by Kerzner International Limited (“Kerzner “) owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada.  The case number assigned to the matter is 3:06-cv-00232-ECR (RAM).  The complaint seeks declaratory judgment prohibiting Monarch from using the name “Atlantis” in connection with offering casino services other than at Monarch’s Atlantis Casino Resort Spa located in Reno, Nevada, and particularly prohibiting Monarch from using the “Atlantis” name in connection with offering casino services in Las Vegas, Nevada; injunctive relief enforcing the same; unspecified compensatory and punitive damages; and other relief. Monarch believes Kerzner’s claims to be entirely without merit and is defending vigorously against the suit. Further, Monarch has filed a counterclaim against Kerzner seeking to enforce the license agreement granting Monarch the exclusive right to use the Atlantis name in association with lodging throughout the state of Nevada; to cancel Kerzner’s registration of the Atlantis mark for casino services on the basis that the mark was fraudulently obtained by Kerzner; and to obtain declaratory relief on these issues.  Litigation is in the discovery phase.

We are party to other claims that arise in the normal course of business.  Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Our common stock trades on The NASDAQ Stock Market under the symbol MCRI. The following table sets forth the high and low bid prices of our common stock, as reported by the NASDAQ Stock Market, during the periods indicated.

	2008		2007
	High	Low	High	Low
First quarter	$24.47	$15.89	$27.32	$23.18
Second quarter	$19.23	$11.52	$28.93	$24.59
Third quarter	$14.53	$10.20	$31.20	$22.00
Fourth quarter	$11.81	$5.16	$31.39	$23.50

As of February 27, 2009, there were approximately 85 holders of record of our common stock, and approximately 2,033 beneficial stockholders.

We have never paid dividends. We presently intend to retain earnings and use free cash flow to finance our operating activities, for maintenance capital expenditures and to pay down our debt. We do not anticipate declaring cash dividends in the foreseeable future. Our bank loan agreement also contains provisions that require the achievement of certain financial ratios before we can pay or declare dividends to our stockholders. See Item 8, “FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Note 5.”

For information relating to securities authorized for issuance under equity compensation plans,  see Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management.

STOCK PERFORMANCE GRAPH

The following chart reflects the cumulative total return (change in stock price plus reinvested dividends) of a $100 investment in the Company’s Common Stock from the five-year period from January 1, 2004 through December 31, 2008, in comparison to the Standard & Poor’s 500 Composite Stock Index and an industry peer group index. The comparisons are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Monarch Casino & Resort, Inc.	363.68	405.38	428.34	431.93	208.97
S&P 500	110.88	116.33	134.70	142.10	89.53
Peer Group Index*	196.82	182.80	316.80	382.33	60.81

*Peer Group index comprised of:  Ameristar Casinos, Inc.; Boyd Gaming Corp; Isle of Capri Casinos, Inc.; Las Vegas Sands Corp.;

MGM Mirage; Nevada Gold & Casinos, Inc.; Penn National Gaming, Inc.; Pinnacle Entertainment, Inc.; Riviera Holdings Corp.;

and Wynn Resorts, Ltd

ITEM 6. SELECTED FINANCIAL DATA

	Years ended December 31,
	Amounts in thousands, except per share amounts
	2008		2007		2006		2005		2004
OPERATING RESULTS
Casino revenues	$100,904		$110,259		$103,333		$94,501		$84,132
Other revenues	66,688		75,117		72,329		67,165		65,545
Gross revenues	167,592		185,376		175,662		161,666		149,677
Promotional allowances	(26,223)		(25,519)		(23,693)		(21,881)		(20,220)
Net revenues	141,369		159,856		151,969		139,785		129,457
Income from operations	14,686	(F1)	35,688	(F2)	33,492	(F3)	33,069	(F4)	26,274	(F5)
Income before income tax	14,518		37,464		33,860		32,056		24,689
Net income	$9,541		$24,480		$22,080		$21,035		$16,526

INCOME PER SHARE OF COMMON STOCK (F6)
Net income per share
Basic	$0.56		$1.28		$1.16		$1.12		$0.88
Diluted	$0.56		$1.27		$1.15		$1.10		$0.88

Weighted average number of common shares and potential common shares outstanding
Basic	16,958		19,058		18,990		18,849		18,756
Diluted	17,017		19,329		19,275		19,094		18,815

OTHER DATA
Depreciation and amortization	$9,892		$8,138		$8,559		$8,379		$9,628
Other (expense) income	$(168)		$1,776		$368		$(1,013)		$(1,584)
Capital expenditures (F7)	$67,882		$17,287		$5,795		$6,113		$9,710

BALANCE SHEET DATA
Total assets	$182,502		$154,286		$138,381		$117,670		$118,339
Current maturities of long-term debt	$2,500		$—		$—		$—		$—
Long-term debt, less current maturities	$47,500		$—		$—		$8,100		$32,400
Stockholders’ equity (F8)	$105,595		$129,419		$115,646		$87,559		$65,763

Footnotes to Selected Financial Data:

(F1) 2008 includes a $34 thousand gain on disposal of fixed assets

(F2) 2007 includes a $7 thousand gain on disposal of fixed assets

(F3) 2006 includes a $55 thousand loss on disposal of fixed assets

(F4) 2005 includes a $42 thousand gain on disposal of fixed assets.

(F5) 2004 includes a $173 thousand loss on disposal of fixed assets.

(F6) Per share data and shares outstanding prior to 2005 are adjusted to reflect a 2-for-1 stock split effective March 31, 2005.

(F7) Includes amounts financed with debt or capitalized lease obligations.

(F8) We paid no dividends during the five year period ended December 31, 2008.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monarch Casino & Resort, Inc., through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the tropically-themed Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”).  Monarch’s other wholly owned subsidiary, High Desert Sunshine, Inc., owns a parcel of land located adjacent to the Atlantis.  Monarch was incorporated in 1993 under Nevada law for the purpose of acquiring all of the stock of Golden Road.  The principal asset of Monarch is the stock of Golden Road, which holds all of the assets of the Atlantis.

Our sole operating asset, the Atlantis, is a hotel/casino resort located in Reno, Nevada.  Our business strategy is to maximize the Atlantis’ revenues, operating income and cash flow primarily through our casino, our food and beverage operations and our hotel operations.  We capitalize on the Atlantis’ location for tour and travel visitors, conventioneers and Locals by offering exceptional service, value and an appealing theme to our guests.  Our hands-on management style focuses on customer service and cost efficiencies.

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its Golden Road and High Desert Sunshine, Inc subsidiaries.

OPERATING RESULTS SUMMARY

Below is a summary of our results for the twelve month periods ended December 31 for 2008, 2007 and 2006, respectively:

				Percentage
				Increase / (Decrease)
Amounts in millions, except per share amounts	2008	2007	2006	08 vs 07		07 vs 06
Casino revenues	$100.9	$110.3	$103.3	(8.5)%		6.8%
Food and beverage revenues	39.5	42.4	41.0	(6.8)%		3.4%
Hotel revenues	22.3	27.9	26.4	(20.1)%		5.7%
Other revenues	5.0	4.9	4.9	2.0%		—
Net revenues	141.4	159.9	152.0	(11.6)%		5.2%
Sales, general and admin exp	51.2	50.0	46.3	2.4%		8.0%
Income from operations	14.7	35.7	33.5	(58.8)%		6.6%

Net income	9.5	24.5	22.1	(61.2)%		10.9%

Earnings per share - diluted	0.56	1.27	1.15	(55.9)%		10.4%

Operating margin	10.4%	22.3%	22.0%	(11.9	)pts	0.3	pts

Our results for the twelve months ended December 31, 2008 reflect the effects of the challenging operating environment that began in the three month period ended December 31, 2007.  As in many other areas around the country, the economic downturn in northern Nevada in the fourth quarter of 2007 has deepened throughout 2008.  Other factors causing negative financial impact that continued from the fourth quarter of 2007 were disruption from construction related to capital projects through the third quarter of 2008 (see “CAPITAL SPENDING AND DEVELOPMENT” below) and aggressive discounting programs by our competitors.  In response to these challenges, we increased marketing and promotional expenditures to attract and retain guests.  We also continued to incur legal expenses associated with the ongoing and previously disclosed Kerzner litigation (see “LEGAL PROCEEDINGS”

below).  We anticipate that downward pressure on profits will persist as long as we continue to experience the adverse effects of the negative macroeconomic environment, the aggressive marketing programs of our competitors and the legal defense costs associated with the Kerzner lawsuit.

These factors were the primary drivers of:

•                  Decreases of 8.5%, 6.8% and 20.1% in our casino, food and beverage and hotel revenues, respectively, resulting in a net revenue decrease of 11.6%.

•                  A decrease in our 2008 operating margin by 11.9 points or 53.4%.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain the Atlantis facility in order to present a fresh, high quality product to our guests.

In June 2007, we broke ground on an expansion project several phases of which we completed and opened in the second half of 2008.  New space was added to the first floor casino level, the second and third floors and the basement level totaling approximately 116,000 square feet.  The existing casino floor was expanded by over 10,000 square feet, or approximately 20%.  The first floor casino expansion includes a redesigned, updated and expanded race and sports book of approximately 4,000 square feet and an enlarged poker room.  The expansion also included the new “Manhattan Deli”, a New York deli-style restaurant.  The second floor expansion created additional ballroom and convention space of approximately 27,000 square feet, doubling the existing facilities.  We constructed and opened a pedestrian skywalk over Peckham Lane that connects the Reno-Sparks Convention Center directly to the Atlantis.  In January 2009, we opened the final phase of the expansion project, the new Spa Atlantis featuring an atmosphere, amenities and treatments that are unique from any other offering in our market.  Additionally, many of the pre-expansion areas of the Atlantis were remodeled to be consistent with the upgraded look and feel of the new facilities.  The remodeling work will continue into 2009.  The total cost of these capital projects is approximately $73 million.  Through December 31, 2008, the Company had incurred approximately $68 million of that total.

With the opening of the new skywalk the Atlantis became the only hotel-casino to be physically connected to the Reno-Sparks Convention Center.  The Reno-Sparks Convention Center offers approximately 500,000 square feet of leasable exhibition, meeting room, ballroom and lobby space.

Capital expenditures at the Atlantis were $67.9 million in 2008, $17.3 million in 2007 and, $5.8 million in 2006.  During 2008 and 2007, capital expenditures primarily consisted of construction costs associated with the expansion, skybridge and remodel capital projects that commenced in June 2007. During 2006, capital expenditures primarily consisted of acquisition of gaming and computer equipment, the installation of a casino high-definition video display system, renovation of our Java Coast Gourmet Coffee and pastry bar, initial design and planning expenditures associated with our expansion and ongoing public area renovations and upgrades.

Future cash needed to finance ongoing capital expenditures is expected to be available from operating cash flow, the Credit Facility (see “THE CREDIT FACILITY” below) and, if necessary, additional borrowings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Certain of our policies, including the estimated lives assigned to our assets, the determination of bad debt reserves, self insurance reserves, concentration of credit risk, and the calculation of income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on historical experience, terms of existing contracts, observations of trends in the industry, information provided by customers and information available from other outside sources, as appropriate.  There can be no assurance that actual results will not differ from our estimates.  To provide an understanding of the methodologies applied, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the Notes to Consolidated Financial Statements.

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

Income Taxes

Income taxes are recorded in accordance with the liability method specified by SFAS No. 109, “Accounting for Income Taxes.”  Under the asset and liability approach for financial accounting and reporting for income taxes, the following basic principles are applied in accounting for income taxes at the date of the financial statements: (a) a current liability or asset is recognized for the estimated taxes payable or refundable on taxes for the current year; (b) a deferred income tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on the provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred income taxes is reduced, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.

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

RESULTS OF OPERATIONS

2008 Compared with 2007

For the year ended December 31, 2008, we earned net income of $9.5 million, or $0.56 per diluted share, on net revenues of $141.4 million, compared to net income of $24.5 million, or $1.27 per diluted share, on net revenues of $159.9 million for the year ended December 31, 2007.  Income from operations totaled $14.7 million for 2008, a 58.8% decrease when compared to $35.7 million for 2007.

Casino revenues totaled $100.9 million in 2008, a decrease of 8.5% from the $110.3 million reported in 2007, driven by decreases in slot, table games, poker and keno win due to the decrease in discretionary spending, disruption from construction and competitor promotional programs.  Casino operating expenses were 36.9% of casino revenues in 2008 compared to 32.6% in 2007.  The increase was primarily due to the decreased casino revenue combined with the cost of increased complimentary food, beverages and other services provided to casino patrons.

Food and beverage revenues decreased 6.8% to $39.5 million in 2008 from $42.4 million in 2007, due primarily due to a 3.7% increase in average revenue per cover combined with a 10.2% decrease in the number of covers served. Food and beverage operating expenses as a percentage of food and beverage revenue increased to 48.6% in 2008 from 47.9% in 2007 primarily related to higher commodity costs and a 12% increase in the legal minimum wage in July 2008.

Hotel revenues totaled $22.3 million in 2008, a decrease of 20.1% from $27.9 million in 2007. The decrease reflects decreases in both the average daily room rate (“ADR”) and occupancy rate during the twelve month period of 2008 compared to the same period in 2007.  The Atlantis’ ADR was $65.52 in 2008 compared to $74.04 in 2007.  The average occupancy rate at the Atlantis was 84.9% in 2008 compared to 93.8% in 2007.  Hotel operating expenses increased to 35.4% of hotel revenues in 2008, compared to 30.0% in 2007.  This increase in operating expenses as a percentage of hotel revenues resulted primarily from the decreased revenue partially offset by lower direct hotel operating expenses.

Promotional allowances increased to $26.2 million in 2008 compared to $25.5 million in 2007.  As a percentage of gross revenue, the amount in 2008 increased to 15.6% as compared to 13.8% for 2007.  The increase is attributable to continued promotional efforts to maintain existing, and generate additional, revenues.

Other revenues in 2008 increased slightly to $5.0 million as compared to $4.9 million in 2007.

Selling, general and administrative (“SG&A”) expenses totaled $51.2 million, or 36.2% of net revenues, in 2008 compared to $50.0 million, or 31.3% of net revenues, in 2007 for a year over year increase of $1.2 million or 2.4%.  The primary drivers of this increase are: i) higher marketing and promotional expense primarily related to our efforts to mitigate the negative effects of the disruption our guests experienced related to construction of our expansion project (see additional discussion above under “CAPITAL SPENDING AND DEVELOPMENT”), aggressive marketing discount programs by our nearest competitor to promote the grand opening of its major expansion project and negative macroeconomic trends experienced in Reno, our feeder markets and the nation as a whole and ii) higher bad debt expense partially offset by iii) lower legal expense and iv) lower payroll and benefits expense related to lower headcount in 2008 as compared to 2007.

Depreciation and amortization expense was $9.9 million in 2008, an increase of 21.6% compared to $8.1 million in 2007.

Interest expense increased to $539,000 in 2008 from $152,000 in 2007 due to increased borrowings under our credit facility (see “THE CREDIT FACILITY” below).  Interest income derived from investment of surplus cash in short-term, interest bearing instruments decreased to $371,000 from $1.9 million in 2007.  This increase was driven primarily by lower surplus cash invested in 2008 as compared to 2007.  The surplus cash was used in 2007 and through the second quarter of 2008 for our capital projects (see “CAPITAL SPENDING AND DEVELOPMENT” above) and share repurchases.

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

Casino revenues totaled $110.3 million in 2007, up 6.8% from $103.3 million in 2006, driven by increases in slot, table games, poker and Keno win.  Revenue from slot and video poker machines (“slot machines”) increased approximately 7.3% in 2007 compared to 2006. We believe that increased slot machine play was due to continued effective marketing and continuous upgrade of facilities and equipment. Table game win increased approximately 2.4% in 2007 compared to 2006. Keno and poker room revenues combined increased approximately 11.0% in 2007 over 2006 due to continued effective marketing and the quality of the product and service offering at the Atlantis. Casino operating expenses were 32.6% of casino revenues in 2007, a slight improvement from 33.0% in 2006.

Food and beverage revenues increased 3.4% to $42.4 million in 2007 from $41.0 million in 2006, primarily due to a 3.5% increase in average revenue per cover. Food and beverage operating expenses as a percentage of food and beverage revenue increased slightly to 47.9% in 2007 from to 47.6% in 2006.

Hotel revenues totaled $27.9 million in 2007, an increase of 5.7% from $26.4 million in 2006. The increase reflects an increase in both the average daily room rate (“ADR”) and occupancy rate during the twelve month period of 2007 compared to the same period in 2006.  The Atlantis’ ADR was $74.04 in 2007, compared to $69.87 in 2006.  The average occupancy rate at the Atlantis was 93.8% in 2007 compared to 93.3% in 2006.  Hotel operating expenses decreased slightly to 30.0% of hotel revenues in 2007, compared to 31.7% in 2006.  This decrease in operating expenses as a percentage of hotel revenues resulted primarily from the revenue impact of the increased ADR partially offset by increased direct hotel operating expenses.

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

Selling, general and administrative (“SG&A”) expenses totaled $50.0 million, or 31.3% of net revenues, in 2007 compared to $46.3 million, or 30.5% of net revenues, in 2006 for a year over year increase of $3.7 million or 8.0%.  The primary drivers of this increase are: i) higher legal expense related to the ongoing Kerzner litigation (see ITEM 3. LEGAL PROCEEDINGS above); ii) higher marketing and promotional expense primarily related to our efforts to mitigate the negative effects of disruption our guests experienced related to construction of our expansion project (see additional discussion below under Capital Spending and Development), aggressive marketing programs by our nearest competitor to promote the grand opening of its major expansion project and negative macroeconomic trends experienced in the Reno, our feeder markets and the nation as a whole and iii) higher payroll and benefits expense primarily related to increased headcount related to our expansion project (see additional discussion below under Capital Spending and Development), higher health care benefits expense and an increase in the minimum wage all partially offset by the impact of a $1.2 million non-cash charge in the second quarter of 2006, which did not recur in 2007, related to early vesting of stock options for the Company’s former Co-Chairman and Chief Financial Officer who resigned in 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically funded our daily hotel and casino activities with net cash provided by operating activities and borrowings under our credit facility (see “THE CREDIT FACILITY” below).  For the years ended December 31, 2008, 2007 and 2006, net cash provided by operating activities totaled $23.0 million, $30.1 million and $35.2 million, respectively.

Net cash used in investing activities, which consisted of acquisitions of property and equipment, totaled $64.4 million, $15.3 million and $5.8 million in 2008, 2007 and 2006, respectively.  Total capital expenditures, including amounts financed, were $67.9 million, $17.3 million and $5.8 million in 2008, 2007 and 2006, respectively.

Net cash provided by financing activities totaled $14.3 million in 2008 as compared to net cash used by financing activities of $13.0 million in 2007 and $5.4 million in 2006. Cash provided by financing activities in 2008 was principally related to proceeds from borrowings under our credit facility (see “THE CREDIT FACILITY” below) partially offset by repurchases of our stock in 2008.  At March 9, 2009, we had $53.5 million of borrowings outstanding, and $6.5 million available, under our credit facility.  Cash used by financing activities in 2007 was primarily related to repurchases of our stock and was primarily related to the paydown of our outstanding debt in 2006.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of December 31, 2008 and the next five years and thereafter are as follows:

	Payments Due by Period
Contractual Cash		less than	1 to 3	4 to 5	more than
Obligations	Total	1 year	years	years	5 years
Operating Leases(1)	$4,220,000	$613,000	$740,000	$740,000	$2,127,000
Current Maturities of Borrowings Under Credit Facility (2)	50,000,000	2,500,000	20,000,000	27,500,000	—
Purchase Obligations(3)	9,427,000	9,427,000	—	—	—
Total Contractual Cash Obligations	$63,647,000	$12,540,000	$20,740,000	$28,240,000	$2,127,000

(1) Operating leases include $370,000 per year in lease and common expense payments to the shopping center adjacent to the Atlantis (see Capital Spending and Development) and $243,000 per year in lease payments to Triple J (see Note 10 to the Consolidated Financial Statements).

(2)  The amount represents outstanding draws against our credit facility (see “THE CREDIT FACILITY” below) as of December 31, 2008.

(3) Our open purchase order commitments total approximately $9.4 million.  Of the total purchase order commitments, approximately $1.9 million are cancelable by the Company upon providing a 30-day notice.

We believe that our existing cash balances, cash flow from operations, equipment financing, and borrowings available under the New Credit Facility (see “THE CREDIT FACILITY” below) will provide us with sufficient resources to fund our operations, meet our debt obligations and fulfill our capital expenditure requirements; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control.  If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

THE CREDIT FACILITY

Until February 20, 2004, we had a reducing revolving term loan credit facility with a consortium of banks (the “First Credit Facility”).  On February 20, 2004, the Original Credit Facility was refinanced (the “Second Credit Facility”) for $50 million. The maturity date of the Second Credit Facility was to be April 18, 2009; however, on January 20, 2009, the Second Credit Facility was amended and refinanced (the “New Credit Facility”) for $60 million.  The New Credit Facility may be utilized by us for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.

The maturity date of the New Credit Facility is January 20, 2012.  Borrowings are secured by liens on substantially all of the real and personal property of the Atlantis and are guaranteed by Monarch.

The New Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of our assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments.  The New Credit Facility contains covenants requiring that we maintain certain financial ratios and achieve a minimum level of Earnings-Before-Interest-Taxes-Depreciation and Amortization (EBITDA) on a two-quarter rolling basis.  It also contains provisions that restrict cash transfers between Monarch and its affiliates and contains provisions requiring the achievement of certain financial ratios before we can repurchase our common stock or pay dividends. Management does not consider the covenants to restrict normal functioning of day-to-day operations.

The maximum principal available under the New Credit Facility is reduced by $2.5 million per quarter beginning on December 31, 2009.  We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500,000 and a multiple of $50,000.

We may prepay borrowings under the New Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period).  Amounts prepaid may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

We paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the facility’s term using the straight-line method.

At December 31, 2008, we had $50 million outstanding under the First Credit Facility.  At that time our leverage ratio was such that pricing for borrowings under the First Credit Facility was LIBOR plus 1.25%. At December 31, 2007 and 2006, we had no outstanding borrowings; however, our leverage ratio was such that the pricing for borrowings would have been the Base Rate plus 0.00 percent or LIBOR plus 1.00 percent.  At December 31, 2008, the one-month LIBOR rate was 0.44%.  At March 9, 2009, we had $53.5 million of borrowings outstanding, and $6.5 million available, under our credit facility.

SHORT-TERM DEBT

At December 31, 2008, we had $2.5 million of short-term debt outstanding which represents the mandatory principal reduction required under the New Credit Facility on December 31, 2009.

STATEMENT ON FORWARD LOOKING INFORMATION

Certain information included herein contains statements that may be considered forward-looking, such as statements relating to projections of future results of operations or financial condition, expectations for our casino and expectations of the continued availability of capital resources. Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change.  Actual results of our operations may vary materially from any forward-looking statement made by us or on our behalf.  Forward-looking statements should not be regarded as representation by us or any other person that the forward-looking statements will be achieved.  Undue reliance should not be placed on any forward-looking statements.  Some of the contingencies and uncertainties to which any forward-looking statement contained herein are subject to include, but are not limited to, those set forth above in the heading “ITEM 1A. Risk Factors.”

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of SFAS 157 (“FSP FAS 157-2”).  The FSP amends SFAS 157, to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP.  The adoption of SFAS 157-2 is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption did not have a material impact our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adoption did not have a material impact our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141(R)), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations.” The primary requirements of SFAS 141(R) are as follows: (i.) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. (ii.) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable. (iii.) All transaction costs will be expensed as incurred. SFAS 141 (R) is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.”  This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for and the affect of derivative instruments on the entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS 161 in the first quarter of 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS 162 will become effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of SFAS 162 is not anticipated to materially impact our financial position, results of operations or cash flows.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3 or the FSP). FSP 157-3 clarifies the application of SFAS 157, Fair Value Measurements (Statement 157), in a market that is not active. The FSP amends Statement 157 to include an example that illustrates key considerations when applying the principles in Statement 157 to financial assets when the market for these instruments is not active.  The adoption of FSP 157-3 is not anticipated to materially impact our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of December 31, 2008 that are subject to market risk.  As of December 31, 2008 we had $50 million of outstanding debt under our Second Credit Facility that was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the Second Credit Facility at December 31, 2008 would result in a change in our annual interest cost of approximately $500,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of Monarch Casino & Resort, Inc.:

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statements schedule listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Casino & Resort, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of Monarch Casino & Resort, Inc.:

We have audited Monarch Casino & Resort, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Monarch Casino & Resort, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Monarch Casino & Resort, Inc. and subsidiaries and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 12, 2009

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2008	2007	2006
Revenues
Casino	$100,904,355	$110,259,104	$103,332,559
Food and beverage	39,465,734	42,364,225	41,037,321
Hotel	22,270,776	27,885,858	26,412,755
Other	4,951,006	4,866,536	4,878,840
Gross revenues	167,591,871	185,375,723	175,661,475
Less promotional allowances	(26,222,402)	(25,519,352)	(23,692,521)
Net revenues	141,369,469	159,856,371	151,968,954

Operating Expenses
Casino	37,275,786	35,927,672	34,134,518
Food and beverage	19,186,872	20,283,267	19,533,532
Hotel	7,879,234	8,357,541	8,383,382
Other	1,289,489	1,485,550	1,450,100
Selling, general and administrative	51,160,484	49,976,753	46,416,415
Depreciation and amortization	9,891,803	8,137,886	8,559,374
Total operating expenses	126,683,668	124,168,669	118,477,321
Income from operations	14,685,801	35,687,702	33,491,633

Other (expense) income
Interest income	370,632	1,928,450	466,050
Interest expense	(538,684)	(152,274)	(97,722)
Total other (expense) income	(168,052)	1,776,176	368,328
Income before income taxes	14,517,749	37,463,878	33,859,961
Provision for income taxes	(4,976,781)	(12,983,660)	(11,779,590)
Net income	$9,540,968	$24,480,218	$22,080,371

Earnings per share of common stock

Basic	$0.56	$1.28	$1.16
Diluted	$0.56	$1.27	$1.15

Weighted average number of common shares and potential common shares outstanding
Basic	16,957,692	19,057,583	18,990,331
Diluted	17,017,859	19,329,131	19,274,847

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets
Cash	$11,756,900	$38,835,820
Receivables, net	3,344,441	4,134,099
Federal income tax refund receivable	—	998,123
Inventories	1,564,347	1,496,046
Prepaid expenses	2,851,872	3,144,374
Deferred income taxes	429,300	1,084,284
Total current assets	19,946,860	49,692,746

Property and equipment
Land	12,162,522	10,339,530
Land improvements	3,511,484	3,166,107
Buildings	133,332,232	78,955,538
Building improvements	10,435,062	10,435,062
Furniture and equipment	96,767,076	72,511,165
Leasehold improvements	1,346,965	1,346,965
	257,555,341	176,754,367
Less accumulated depreciation and amortization	(101,825,190)	(92,215,149)
	155,730,151	84,539,218
Construction in progress	4,026,536	17,236,062
Net property and equipment	159,756,687	101,775,280
Other assets, net	2,797,949	2,817,842
Total assets	$182,501,496	$154,285,868

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,500,000	$—
Accounts payable	10,213,418	10,840,318
Construction payable	5,404,372	1,971,022
Accrued expenses	8,940,110	9,230,157
Federal income taxes payable	233,736	—
Total current liabilities	27,291,636	22,041,497

Long-term debt, less current maturities	47,500,000	—
Deferred income taxes	2,115,371	2,825,433
Total liabilities	76,907,007	24,866,930

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued;
16,122,048 outstanding at 12/31/08
18,566,540 outstanding at 12/31/07	190,963	190,963
Additional paid-in capital	28,051,009	25,741,972
Treasury stock, 2,974,252 shares at 12/31/08
529,760 shares at 12/31/07, at cost	(48,943,359)	(13,268,905)
Retained earnings	126,295,876	116,754,908
Total stockholders’ equity	105,594,489	129,418,938
Total liability and stockholder’s equity	$182,501,496	$154,285,868

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total

Balance, January 1, 2006	18,879,310	$190,726	$17,882,827	$70,194,319	$(708,877)	$87,558,995
Exercise of stock options, including related tax benefit	186,658	—	1,528,757	—	684,732	2,213,489
Share based compensation expense	—	—	3,793,461	—	—	3,793,461
Net income	—	—	—	22,080,371	—	22,080,371
Balance, December 31, 2006	19,065,968	190,726	23,205,045	92,274,690	(24,145)	115,646,316
Exercise of stock options, including related tax benefit	56,080	237	(26,887)	—	629,286	602,636
Purchase of treasury stock	(555,508)	—	—	—	(13,874,046)	(13,874,046)
Share based compensation expense	—	—	2,563,814	—	—	2,563,814
Net income	—	—	—	24,480,218	—	24,480,218
Balance, December 31, 2007	18,566,540	190,963	25,741,972	116,754,908	(13,268,905)	129,418,938
Exercise of stock options, including related tax benefit	—	—	—	—	—	—
Purchase of treasury stock	(2,444,492)	—	—	—	(35,674,454)	(35,674,454)
Share based compensation expense	—	—	2,309,037	—	—	2,309,037
Net income	—	—	—	9,540,968	—	9,540,968
Balance, December 31, 2008	16,122,048	$190,963	$28,051,009	$126,295,876	$(48,943,359)	$105,594,489

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$9,540,968	$24,480,218	$22,080,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,891,803	8,137,886	8,559,374
Amortization of deferred loan costs	19,893	148,838	38,277
Share based compensation	2,309,037	2,271,057	3,273,708
Provision for bad debts	1,225,145	554,891	903,426
(Gain) loss on disposal of assets	(33,652)	(6,969)	55,115
Deferred income taxes	(55,078)	(1,542,439)	(1,343,380)
Changes in operating assets and liabilities:
Receivables, net	562,636	(2,418,143)	(326,034)
Inventories	(68,301)	(24,379)	(15,214)
Prepaid expenses	292,502	(311,248)	(431,507)
Other assets	—	(2,735,433)	—
Accounts payable	(626,900)	2,249,649	1,255,038
Accrued expenses	(290,047)	(648,694)	1,156,630
Federal income taxes payable	233,736	(16,457)	16,457
Net cash provided by operating activities	23,001,742	30,138,777	35,222,261
Cash flows from investing activities:
Proceeds from sale of assets	42,400	6,969	38,280
Change in construction payable	3,433,350	1,971,022	—
Acquisition of property and equipment	(67,881,958)	(17,287,483)	(5,795,089)
Net cash used in investing activities	(64,406,208)	(15,309,492)	(5,756,809)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	602,636	2,213,489
Deferred tax asset write-off	—	—	(203,067)
Tax benefit of stock option exercise	—	292,757	722,819
Proceeds from long-term borrowings	50,000,000	—	—
Principal payments on long-term debt	—	—	(8,100,000)
Purchase of treasury stock	(35,674,454)	(13,874,045)	—
Net cash provided by (used in) financing activities	14,325,546	(12,978,652)	(5,366,759)
Net (decrease) increase in cash	(27,078,920)	1,850,633	24,098,693
Cash and cash equivalents at beginning of year	38,835,820	36,985,187	12,886,494
Cash and cash equivalents at end of year	$11,756,900	$38,835,820	$36,985,187

Supplemental disclosure of cash flow information:
Cash paid for interest net of $499,990, $0 and $0 capitalized respectively	$398,119	$3,437	$66,659
Cash paid for income taxes	$3,800,000	$15,247,923	$12,300,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Monarch Casino & Resort, Inc. (“Monarch”), a Nevada corporation, was incorporated in 1993.  Monarch’s wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), operates the Atlantis Casino Resort Spa (the “Atlantis”), a hotel/casino facility in Reno, Nevada.  Monarch’s other wholly owned subsidiary, High Desert Sunshine, Inc., owns a parcel of land located adjacent to the Atlantis.  Unless stated otherwise, the “Company” refers collectively to Monarch and its Golden Road subsidiary.

The consolidated financial statements include the accounts of Monarch and Golden Road. Intercompany balances and transactions are eliminated.

Use of Estimates

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the year.  Actual results could differ from those estimates.

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

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects.  When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost.  Interest capitalization is ceased when the project is substantially complete.  The Company capitalized interest of $499,990 during the year ended December 31, 2008. The Company did not capitalize interest during the years ended December 31, 2007 and 2006.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” the Company evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows.  Indicators which could trigger an impairment review include legal and regulatory factors, market conditions and operational performance.  Any resulting impairment loss, measured as the difference between the carrying amount and the fair value of the assets, could have a material adverse impact on the Company’s financial condition and results of operations.  All recognized impairment losses, whether for assets to be disposed or for assets to be held and used, are recorded as operating expenses.

Casino Revenues

Casino revenues represent the net win from gaming activity, which is the difference between wins and losses.  Additionally, net win is reduced by a provision for anticipated payouts on slot participation fees, progressive jackpots and any pre-arranged marker discounts.

Promotional Allowances

The Company’s frequent player program, Club Paradise, allows members, through the frequency of their play at the Company’s casino, to earn and accumulate points which may be redeemed for a variety of goods and services at the Atlantis. Points may be applied toward room stays at the hotel, food and beverage consumption at the food outlets, gift shop items as well as goods and services at the spa and beauty salon. Points earned may also be applied toward off-property events such as concerts, shows and sporting events. Points may not be redeemed for cash.

Awards under our frequent player program are recognized as promotional expenses at the time of redemption.

The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances.  The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:

	Years ended December 31,
	2008	2007	2006
Food and beverage	$13,979,386	$12,735,942	$11,706,382
Hotel	2,948,354	2,143,988	2,004,909
Other	623,766	460,099	504,945
	$17,551,506	$15,340,029	$14,216,236

Advertising Costs

All advertising costs are expensed as incurred.  Advertising expense, which is included in selling, general and administrative expense, was $4,368,908, $3,657,712 and $3,533,057 for the years ended December 31, 2008, 2007 and 2006, respectively.

Income Taxes

Income taxes are recorded in accordance with the liability method specified by SFAS No. 109, “Accounting for Income Taxes.”  Under the asset and liability approach for financial accounting and reporting for income taxes, the following basic principles are applied in accounting for income taxes at the date of the financial statements: (a) a current liability or asset is recognized for the estimated taxes payable or refundable on taxes for the current year; (b) a deferred income tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on the provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred income taxes is reduced, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.

The Company also applies the requirements of FIN 48 which prescribes minimum recognition thresholds a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Implementation, effective January 2007, has resulted in no material impact on the Company’s financial position or results of operations.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123(R), “Share-Based Payments”, requiring the compensation cost relating to share-based payment transactions be recognized in the Company’s consolidated statements of income. The cost is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company’s stock on the grant date for restricted stock awards. The cost is recognized as an expense over the employee’s requisite service period (the vesting period of the equity award). The Company’s stock-based employee compensation plan is more fully discussed in Note 8 - Share-Based Compensation.

Earnings Per Share

The Company reports “basic” earnings per share and “diluted” earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.”  Basic earnings per share is computed by dividing reported net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock options.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	Years ended December 31,
	2008		2007		2006
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Net income
Basic	16,958	$0.56	19,058	$1.28	18,990	$1.16
Effect of dilutive stock options	60	—	271	(0.01)	285	(0.01)
Diluted	17,018	$0.56	19,329	$1.27	19,275	$1.15

The following options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and their inclusion would be antidilutive:

	Years ended December 31,
	2008	2007	2006
Options to purchase shares of common stock (in thousands)	861	232	122
Exercise prices	$13.82-$29.00	$27.39-$30.07	$25.89-$28.25
Expiration dates (mo./yr.)	11/14-5/18	5/16-10/17	5/16-6/16

Fair Value of Financial Instruments

As required by SFAS No. 107 “Disclosures About Fair Value of Financial Instruments.”  The estimated fair value of the Company’s financial instruments has been determined by the Company, using available market information and valuation methodologies.  However, considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of bank deposits and trade receivables.  The Company maintains its surplus cash in bank accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base.  The Company believes it is not exposed to any significant credit risk on cash and accounts receivable.

Impact of Recently Issued Accounting Standards

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of SFAS” 157 (“FSP FAS 157-2”).  The FSP amends SFAS 157, to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP.  The adoption of SFAS 157-2 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption did not have a material impact our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adoption did not have a material impact our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141(R)), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations.” The primary requirements of SFAS 141(R) are as follows: (i.) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. (ii.) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable. (iii.) All transaction costs will be expensed as incurred. SFAS 141 (R) is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for and the affect of derivative instruments on the entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS 161 in the first quarter of 2009. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS 162 will become effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of the provisions of SFAS 162 is not anticipated to have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3 or the FSP). FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements (Statement 157), in a market that is not active. The FSP amends Statement 157 to include an example that illustrates key considerations when applying the principles in Statement 157 to financial assets when the market for these instruments is not active. FSP 157-3 is not anticipated to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2008	2007
Casino	$4,686,816	$4,135,884
Hotel	403,830	665,079
Other	141,991	751,255
	5,232,637	5,552,218
Less allowance for doubtful accounts	(1,888,196)	(1,418,119)
	$3,344,441	$4,134,099

The Company recorded bad debt expense of $1,225,145, $554,891 and $903,426 in 2008, 2007 and 2006, respectively.

NOTE 3.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2008	2007
Accrued salaries, wages and related benefits	$3,336,069	$4,022,526
Progressive slot machine and other gaming accruals	3,132,586	2,785,054
Accrued gaming taxes	365,093	374,754
Accrued interest	146,205	25,534
Other accrued liabilities	1,960,157	2,022,289
	$8,940,110	$9,230,157

NOTE 4.  LEASE COMMITMENTS

In 2004, a driveway was constructed that is being shared between the Atlantis and the adjacent Sierra Marketplace Shopping Center that is owned and controlled by affiliates of the Company’s principal stockholders (the “Shopping Center”). A traffic signal was erected at mid-block on South Virginia Street, serving the driveway.  As part of this project, the Company is leasing a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index.  The Company is also using part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI appraisal. The Company uses the leased driveway space for pedestrian and vehicle access to the Atlantis, and the Company has use of a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The project was completed, the driveway was put into use and the Company began paying rent on September 30, 2004. The cost of the driveway is being depreciated over the initial 15-year lease term; some components of the driveway are being depreciated over a shorter period of time.

On December 24, 2007, the Company entered into a lease with Triple “J” Plus, LLC (Triple J) for the use of a facility on 2.3 acres of land (jointly “the Property”), across Virginia Street from the Atlantis, that the Company plans to utilize for administrative offices and storage space for Atlantis staff. The managing partner of Triple J is a first-cousin of John and Bob Farahi, the Company’s Chief Executive Officer and President, respectively.  The term of the lease is two years requiring monthly rental payments of $20,256.  Commensurate with execution of the lease, the Company entered into an agreement that provides the Company with a purchase option on the Property at the expiration of the lease period while also providing Triple J with a put option to cause the Company to purchase the Property during the lease period.  The purchase price of the Property has been established by a third party appraisal company.  Lastly, as a condition of the lease and purchase option, the Company entered into a promissory note (the “Note”) with Triple J whereby the Company advanced a $2.7 million loan to Triple J.  The Note requires interest only payments at 5.25% and matures on the earlier of i) the date the Company acquires the Property or ii) January 1, 2010.  At December 31, 2008, the fair value of the loan approximated book value.

The Company accounts for its rental expense using the straight-line method over the original lease term.  Rental increases based on the change in the CPI are contingent and accounted for prospectively.

Following is a summary of future minimum payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2008:

Operating Leases
Year ending December 31,
2009	613,000
2010	370,000
2011	370,000
2012	370,000
2013	370,000
Thereafter	2,127,000
Total minimum lease payments	$4,220,000

Rental expense for operating leases amounted to $1,316,835, $1,043,415 and $837,968 in 2008, 2007 and 2006, respectively, as reported in selling, general and administrative expenses in the statements of income.

NOTE 5.  LONG-TERM DEBT

THE CREDIT FACILITY

Until February 20, 2004, the Company had a reducing revolving term loan credit facility with a consortium of banks (the “First Credit Facility”).  On February 20, 2004, the Original Credit Facility was refinanced (the “Second Credit Facility”) for $50 million. The maturity date of the Second Credit Facility was to be April 18, 2009; however, on January 20, 2009, the Second Credit Facility was amended and refinanced (the “New Facility”) for $60 million.  The New Credit Facility may be utilized by the Company for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.

The maturity date of the New Credit Facility is January 20, 2012.  Borrowings are secured by liens on substantially all of the real and personal property of the Atlantis and are guaranteed by Monarch.

The New Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of Company assets and covenants restricting the Company’s ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments.  The New Credit Facility contains covenants requiring that the Company maintain certain financial ratios and achieve a minimum level of Earnings-Before-Interest-Taxes-Depreciation and Amortization (EBITDA) on a two-quarter rolling basis.  It also contains provisions that restrict cash transfers between Monarch and its affiliates and contains provisions requiring the achievement of certain financial ratios before the Company can repurchase its common stock or pay dividends. Management does not consider the covenants to restrict normal functioning of day-to-day operations.

As of December 31, 2008, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA , of no more than 2.875:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.25:1.  As of December 31, 2008, the Company’s leverage ratio and fixed charge coverage ratios were 1.86:1 and 21.6:1, respectively.  As of December 31, 2007, the Company was required to maintain a leverage ratio of no more than 2.25:1 and a fixed charge coverage ratio of at least 1.10:1.  As of December 31, 2007 the Company’s leverage ratio and fixed charge coverage ratio were 0.0:1 and 4.26:1, respectively.

The maximum principal available under the New Credit Facility is reduced by $2.5 million per quarter beginning on December 31, 2009.  The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500,000 and a multiple of $50,000.  Maturities of the Company’s borrowings for each of the next five years and thereafter as of December 31, 2008 are as follows (amounts in thousands):

Year	Maturities
2009	$2,500
2010	10,000
2011	10,000
2012	27,500
2013	—
$50,000

The Company may prepay borrowings under the New Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period).  Amounts prepaid may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

The Company paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the facility’s term using the straight-line method.

At December 31, 2008, the Company had $50 million outstanding under the First Credit Facility.  At that time its leverage ratio was such that pricing for borrowings under the First Credit Facility was LIBOR plus 1.25%.  At December 31, 2008 the one-month LIBOR interest rate was 0.44%.  At December 31, 2007 and 2006, the Company had no outstanding borrowings; however, its leverage ratio was such that the pricing for borrowings would have been the Base Rate plus 0.00 percent or LIBOR plus 1.00 percent.

NOTE 6.  INCOME TAXES

Income tax provision (benefit) consists of the following:

	Years ended December 31,
	2008	2007	2006
Current provision	$5,790,922	$14,494,634	$13,157,285
Deferred provision (benefit)	(814,141)	(1,510,974)	(1,377,695)
	$4,976,781	$12,983,660	$11,779,590

Income tax benefits were recognized through stockholders’ equity of $0, $292,757 and $519,752 during the years of 2008, 2007 and 2006, respectively, as compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.

The difference between the Company’s provision for federal income taxes as presented in the accompanying Consolidated Statements of Income, and the provision for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings.

	Years ended December 31,
	2008	2007	2006
Income tax at the statutory rate	35.00%	35.00%	35.00%
Tax credits	-0.70%	-0.30%	-0.20%
	34.30%	34.70%	34.80%

The components of the deferred income tax assets and liabilities at December 31, 2008 and 2007, as presented in the Consolidated Balance Sheets, are as follows:

	2008	2007
DEFERRED TAX ASSETS
Share based compensation	$2,236,090	$1,375,644
Compensation and benefits	418,222	337,275
Bad debt reserves	660,869	496,342
Accrued gaming liabilities	599,064	489,910
Accrued interest	8,937	8,937
Accrued other	198,654	216,455
Deferred income tax asset	$4,121,836	$2,924,563
DEFERRED TAX LIABILITIES
Impairment of assets	$(72,260)	$(72,260)
Depreciation	(4,193,760)	(4,059,567)
Land basis	(285,706)	(285,706)
Prepaid expenses	(895,758)	—
Real estate taxes	(360,423)	(248,179)
Deferred income tax liability	$(5,807,907)	$(4,665,712)
NET DEFERRED INCOME TAX LIABILITY	$(1,686,071)	$(1,741,149)

The January 1, 2007 adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, did not affect the Company’s financial position.  The Company is required to file a federal tax return only.  As of December 31, 2008, tax years 2005 through 2008 were subject to examination by the Internal Revenue Service.  The Company’s accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of the provision for income taxes.  The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease through the twelve month period ending December 31, 2009.

NOTE 7.  BENEFIT PLANS

Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than statutory limits. Prior to 2007, the Company contributed twenty five cents for each dollar contributed by a participant, with a maximum contribution of 4% of a participant’s compensation.  Effective January 1, 2007, the Company increased its contribution to fifty cents for each dollar contributed by a participant.  The Company’s matching contributions were approximately $236,869, $238,510 and $59,774 in for years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 8. SHARE-BASED COMPENSATION

The Company’s three stock option plans, consisting of the Directors’ Stock Option Plan, the Executive Long-term Incentive Plan and the Employee Stock Option Plan (the “Plans”), which collectively provide for the granting of options to purchase up to 3,250,000 common shares. The exercise price of stock options granted under the Plans is established by the respective plan committees, but the exercise price may not be less than the market price of the Company’s common stock on the date the option is granted. The Company stock options typically vest on a graded schedule, typically in equal, one-third increments, although the respective stock option committees have the discretion to impose different vesting periods or modify existing vesting periods. Options expire ten years from the grant date. By their amended terms, the Plans will expire in June 2013 after which no options may be granted.

A summary of the stock option activity as of and for the year ended December 31, 2008 is presented below:

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	1,295,426	$19.04	—	—
Granted	284,614	9.81	—	—
Exercised	—	—	—	—
Forfeited	(20,000)	9.23	—	—
Expired	—	—	—	—
Outstanding at end of period	1,560,040	$18.01	7.2 yrs.	$8,778,325
Exercisable at end of period	733,036	$9.85	4.5 yrs.	$1,936,090

A summary of the status of the Company’s nonvested shares as of, and for the year ended, December 31, 2008 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2008	782,676	$10.43
Granted	284,614	9.81
Vested	(220,286)	10.33
Forfeited	(20,000)	9.23
Nonvested at December 31, 2008	827,004	$8.90

Expense Measurement and Recognition:

On January 1, 2006, the Company adopted the provisions of SFAS 123R requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method.  Accordingly, for the years ended December 31, 2008, 2007 and 2006, the Company recognized share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Unrecognized costs related to all share-based awards outstanding at December 31, 2008 totaled approximately $2.6 million and is expected to be recognized over a weighted average period of 1.03 years.

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

	Years ended December 31,
	2008	2007	2006

Expected volatility	111.7%	50.3%	38.0%
Expected dividends	—	—	—
Expected life (in years)
Directors’ Plan	2.5	2.5	2.5
Executive Plan	4.5	4.5	6.9
Employee Plan	3.1	3.1	2.9
Weighted average risk free rate	4.1%	4.1%	4.6%

Weighted average grant date fair value per share of options granted	$5.30	$11.24	$10.64

Total intrinsic value of options exercised	$—	$747,770	$2,238,390
Cash received for all stock option exercises	$—	$602,636	$2,213,489
Tax benefit realized for tax return deductions	$—	$292,757	$519,752

The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company.  In 2006, the Company determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility.

Reported stock based compensation expense was classified as follows:

	For the years ended December 31,
	2008	2007
Casino	$80,148	$72,509
Food and beverage	72,424	53,542
Hotel	31,536	38,071
Selling, general and administrative	2,124,929	2,106,935
Total stock-based compensation, before taxes	2,309,037	2,271,057
Tax benefit	(808,163)	(794,870)
Total stock-based compensation, net of tax	$1,500,874	$1,476,187

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Self Insurance - The Company is self-insured for health care claims for eligible active employees. Benefit plan administrators assist the Company in determining its liability for self-insured claims, and such claims are not discounted. The Company is also self-insured for workers’ compensation.

Both plans limit the Company’s maximum liability through a benefit limitation in the case of the health plan and through a stop-loss insurance agreement in the case of the worker’s compensation plan. The maximum liability for health care claims is $500,000 per calendar year, and $1 million over the lifetime, for each eligible employee. The maximum liability for workers’ compensation under the stop-loss agreement is $500,000 per claim.

On September 28, 2006, the Company’s Board of Directors (the “Board”) authorized a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, the Board authorized a program to repurchase up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors.  The Repurchase Plan did not obligate the Company to acquire any particular amount of common stock.

On March 11, 2008, the Board increased its initial authorization by 1,000,000 shares and on April 22, 2008, the Board increased its authorization a third time by 1,000,000 shares which increased the shares authorized to be repurchased to a total of 3,000,000 shares.  During the first and second quarters of 2008, the Company purchased 2,444,492 shares of the Company’s common stock pursuant to the Repurchase Plan at a weighted average purchase price of $14.59 per share, which increased the total number of shares purchased pursuant to the Repurchase Plan to 3,000,000 at a weighted average purchase price of $16.52 per share.  As of June 30, 2008, the Company had purchased all shares under the three million share Repurchase Plan authorization.

As previously disclosed, litigation was filed against Monarch on January 27, 2006, by Kerzner International Limited (“Kerzner”) owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada.  The case number assigned to the matter is 3:06-cv-00232-ECR (RAM).  The complaint seeks declaratory judgment prohibiting Monarch from using the name “Atlantis” in connection with offering casino services other than at Monarch’s Atlantis Casino Resort Spa located in Reno, Nevada, and particularly prohibiting Monarch from using the “Atlantis” name in connection with offering casino services in Las Vegas, Nevada; injunctive relief enforcing the same; unspecified compensatory and punitive damages; and other relief. Monarch believes Kerzner’s claims to be entirely without merit and is defending vigorously against the suit. Further, Monarch has filed a counterclaim against Kerzner seeking to enforce the license agreement granting Monarch the exclusive right to use the Atlantis name in association with lodging throughout the state of Nevada; to cancel Kerzner’s registration of the Atlantis mark for casino services on the basis that the mark was fraudulently obtained by Kerzner; and to obtain declaratory relief on these issues.  Litigation is in the discovery phase.

The Company is a defendant in various pending legal proceedings. In the opinion of management, all pending claims in such litigation will not, in the aggregate, have a material adverse effect on the Company’s financial position, cash flows or results of operations.

NOTE 10.  RELATED PARTY TRANSACTIONS

On July 26, 2006, the Company submitted a formal offer to Biggest Little Investments, L.P. (“BLI”), formulated and delivered by a committee comprised of the Company’s independent directors (the “Committee”), to purchase the 18.95-acre shopping center (the “Shopping Center”) adjacent to the Atlantis Casino Resort Spa.  On October 16, 2006, the Committee received a letter from counsel to BLI advising the Company that BLI, through its general partner, Maxum, L.L.C. (“Maxum”), had “decided that such offer is not in the best interest of the Partnership’s limited partners and, therefore, will not be entering into negotiations with Monarch.”  While there have been subsequent communications between BLI and the Company  from time to time regarding our interest in the Shopping Center, nothing has resulted. The Board of Directors continues to consider expansion alternatives.

John Farahi and Bob Farahi each individually own non-controlling interests in BLI and Maxim.  John Farahi is Co-Chairman of the Board, Chief Executive Officer, Chief Operating Officer and a Director of Monarch.  Bob Farahi is Co-Chairman of the Board, President, Secretary and a Director of Monarch. Ben Farahi formerly was the Co-Chairman of the Board, Secretary, Treasurer, Chief Financial Officer and a Director of Monarch.  Monarch’s board of directors accepted Ben Farahi’s resignation from these positions on May 23, 2006.

The Company currently rents various spaces in the Shopping Center which it uses as office, storage space and guest parking and paid rent of approximately $194,800 plus common area expenses in the year ended December 31, 2008. The Company paid rent of approximately $262,700 and $95,520 plus common area expenses in the years ended December 31, 2007 and 2006, respectively.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004.  As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased driveway section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The Company paid approximately $300,000 plus common area charges in each of the years ended December 31, 2008, 2007 and 2006 for its leased driveway space at the Shopping Center.

The Company leased sign space from the Shopping Center through July 2008.  The Company paid $7,460, $12,420 and $12,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company is currently leasing billboard advertising space from affiliates of its principal stockholders for a total cost of $42,000, $49,000 and $42,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Until December 2006, the Company rented office and storage space from a company affiliated with Monarch’s principal stockholders and paid rent of approximately $26,000 in the year ended December 31, 2006 and did not incur any such expense in the years ended December 31, 2008 or 2007.  Effective December 2006, Monarch’s principal stockholders sold this building and, through April 15, 2007, the Company continued to rent space from the new owner which is not a related party to Monarch.

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

NOTE 11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$34,273,393	$35,343,765	$38,787,199	$32,965,112	$141,369,469
Operating expenses	30,998,549	30,924,665	32,753,962	32,006,492	126,683,668
Income from operations	3,274,844	4,419,100	6,033,237	958,620	14,685,801
Net income	2,302,031	2,802,903	4,025,695	410,339	9,540,968
Income per share of common stock
Basic	$0.13	$0.16	$0.25	$0.03	$0.56
Diluted	$0.12	$0.16	$0.25	$0.03	$0.56

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$37,781,591	$41,561,320	$43,623,296	$36,890,164	$159,856,371
Operating expenses	29,551,263	31,481,233	31,877,887	31,258,286	124,168,669
Income from operations	8,230,328	10,080,087	11,745,409	5,631,878	35,687,702
Net income	5,495,112	6,900,450	8,033,871	4,050,785	24,480,218
Income per share of common stock
Basic	$0.29	$0.36	$0.42	$0.21	$1.28
Diluted	$0.28	$0.36	$0.41	$0.21	$1.27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to our internal control over financial reporting (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 22, 2009.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 22, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Following is information related to the Company’s equity compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (F1)	1,560,040	$18.01	1,073,795

Equity compensation plans not approved by security holders	—	—	—
Total	1,560,040	$18.01	1,073,795

(F1) Includes the 1993 Directors’ Stock Option Plan, 1993 Employee Stock Option Plan and 1993 Executive Long-Term Incentive Plan, as amended.

Additional information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 22, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 22, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 22, 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

Included in Part II of this report:

a) Report of Independent Registered Public Accounting Firm

b) Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006.

c) Consolidated Balance Sheets at December 31, 2008 and 2007.

d) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006.

e) Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

f) Notes to Consolidated Financial Statements.

2. Financial Statements Schedules

Schedule II. - VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at beginning of year	Charged to costs and expenses	Deductions (F1)	Other	Balance at end of year
2006
Allowance for doubtful accounts	$1,081,747	$903,426	$(731,876)	$—	$1,253,297
2007
Allowance for doubtful accounts	$1,253,297	$554,891	$(390,069)	$—	$1,418,119
2008
Allowance for doubtful accounts	$1,418,119	$1,225,145	$(755,068)	$—	$1,888,196

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

3.01

Articles of Incorporation of Monarch Casino & Resort, Inc., filed June 11, 1993 are incorporated herein by reference from the Company’s Form S-1 registration statement (SEC File 33-64556), Part II, Item 16, Exhibit 3.01.

3.02

Bylaws of Monarch Casino & Resort, Inc., adopted June 14, 1993 are incorporated herein by reference from the Company’s Form S-1 registration statement (SEC File 33-64556), Part II, Item 16, Exhibit 3.02.

3.03

Articles of Incorporation of Golden Road Motor Inn, Inc. filed March 6, 1973; Certificate Amending Articles of Incorporation of Golden Road Motor Inn, Inc. filed August 29, 1973; and Certificate of Amendment of Articles of Incorporation filed April 5, 1984 are incorporated herein by reference from the Company’s Form S-1 registration statement (SEC File 33-64556), Part II, Item 16, Exhibit 3.03.

3.04

Bylaws of Golden Road Motor Inn, Inc., adopted March 9, 1973 are incorporated herein by reference from the Company’s Form S-1 registration statement (SEC File 33-64556), Part II, Item 16, Exhibit 3.04.

3.05

Amendment to Bylaws of Monarch Casino & Resort, Inc. adopted January 24, 1995 is incorporated herein by reference to the Company’s Form 10-K report (SEC File 0-022088) for the fiscal year ended December 31, 2006, Exhibit 3.05.

4.01

Specimen Common Stock Certificate for the Common Stock of Monarch Casino & Resort, Inc. is incorporated herein by reference from the Company’s Form S-1 registration statement (SEC File 33-64556), Part II, Item 16, Exhibit 4.01.

4.02

Amended and Restated Monarch Casino & Resort, Inc. 1993 Directors’ Stock Option Plan is incorporated herein by reference to the Company’s Form 10-K report (SEC File 0-022088) for the fiscal year ended December 31, 1998, Item 14(c), Exhibit 4.02.

4.03

Amended and Restated Monarch Casino & Resort, Inc. 1993 Executive Long-Term Incentive Plan is incorporated herein by reference to the Company’s Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1997, Item 14(c), Exhibit 4.03.

4.04

Amended and Restated Monarch Casino & Resort, Inc. 1993 Employee Stock Option Plan is incorporated herein by reference to the Company’s Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1997, Item 14(c), Exhibit 4.04.

4.05

Second Amendment to Monarch Casino & Resort, Inc. 1993 Directors’ Stock Option Plan is incorporated herein by reference to the Company’s Proxy Statement (SEC File 0-22088) in relation to the Company’s 2003 Annual Meeting of Stockholders Exhibit A-1.

4.06

Second Amendment to Monarch Casino & Resort, Inc. 1993 Employee Stock Option Plan is incorporated herein by reference to the Company’s Proxy Statement (SEC File 0-22088) in relation to the Company’s 2003 Annual Meeting of Stockholders Exhibit A-2.

4.07	Second Amendment to Monarch Casino & Resort, Inc. 1993 Executive Long-Term Incentive Plan is incorporated herein by reference to the Company’s Proxy Statement

(SEC File 0-22088) in relation to the Company’s 2003 Annual Meeting of Stockholders Exhibit A-3.

4.08

Third Amendment to Monarch Casino & Resort, Inc. 1993 Employee Stock Option Plan is incorporated herein by reference to the Company’s Form 10-K report (SEC File 0-022088) for the fiscal year ended December 31, 2006, Exhibit 4.08.

4.09

Third Amendment to Monarch Casino & Resort, Inc. 1993 Executive Long-Term Incentive Plan is incorporated herein by reference to the Company’s Form 10-K report (SEC File 0-022088) for the fiscal year ended December 31, 2006, Exhibit 4.09.

10.01

Non-standardized 401(k) Plan Adoption Agreement between Monarch Casino & Resort, Inc. and Smith Barney Shearson dated November 7, 1995 is incorporated herein by reference to the Company’s Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 10.21.

10.02

Trademark Agreement between Golden Road Motor Inn, Inc. and Atlantis Lodge, Inc., dated February 3, 1996 is incorporated herein by reference to the Company’s Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995, Item 14(a)(3), Exhibit 10.23.

10.03

Credit Agreement, dated as of February 20, 2004, among Golden Road Motor Inn, Inc. as Borrower, Monarch Casino & Resort, Inc., as Guarantor, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders and Swingline Lender is incorporated herein by reference to the Company’s Form 8-K report (SEC File 0-22088) dated March 8, 2004, Exhibit 99.1.

10.04

Lease Agreement and Option to Purchase dated as of January 29, 2004, between Golden Road Motor Inn, Inc. as Lessee and Biggest Little Investments, L.P. as Lessor is incorporated herein by reference to the Company’s Form 10-K (SEC File 0-22088) dated March 11, 2004, Exhibit 10.18.

10.05

First Amendment, dated as of February 8, 2007, to the Credit Agreement, dated as of February 20, 2004, among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., as Guarantor, the Lenders as defined therein, and Wells Fargo Bank as administrative and collateral Agent for the Lenders and Swingline Lender is incorporated herein by reference to the Company’s Form 10-K report (SEC File 0-022088) for the fiscal year ended December 31, 2006, Exhibit 10.05.

10.06

Amended and Restated Credit Agreement, dated as of January 20, 2009, among Golden road Motor Inn, Ind., as Borrower, Monarch Casino & Resort, Inc., as Guarantor, the Lenders as defined therein, and Wells Fargo Bank, National Association, as Swingline Lender, L/C Issuer and Agent Bank is incorporated herein by reference to the Company’s Form 8-K (SEC File 0-22088) filed January 26, 2009, Exhibit 10.01.

21.01	Amended and Restated List of Subsidiaries of Monarch Casino & Resort, Inc. Incorporated by reference to the company’s Form 10-K (SEC File 0-22088) filed March 17, 2008, Exhibit 21.01

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: March 13, 2009	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN FARAHI	Co-Chairman of the Board of Directors	March 13, 2009
John Farahi	Chief Executive Officer (Principal
Executive Officer) and Director

/S/ BOB FARAHI	Co-Chairman of the Board of Directors,	March 13, 2009
Bob Farahi	President, Secretary and Director

/S/ RONALD ROWAN	Chief Financial Officer and Treasurer	March 13, 2009
Ronald Rowan	(Principal Financial Officer and
Principal Accounting Officer)

/S/ CHARLES W. SCHARER	Director	March 13, 2009
Charles W. Scharer

/S/ CRAIG. F. SULLIVAN	Director	March 13, 2009
Craig F. Sullivan

/S/ RONALD R. ZIDECK	Director	March 13, 2009
Ronald R. Zideck