Form 10-Q
period 2009-03-31
MONARCH CASINO & RESORT INC
filed 2009-05-11
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐                    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,122,048 shares
Class	Outstanding at May 5, 2009

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March, 31
	2009	2008
Revenues
Casino	$22,804,499	$23,755,950
Food and beverage	9,593,068	9,761,220
Hotel	5,379,742	5,830,695
Other	1,133,450	1,232,069
Gross revenues	38,910,759	40,579,934
Less promotional allowances	(6,331,575)	(6,306,541)
Net revenues	32,579,184	34,273,393
Operating expenses
Casino	8,906,892	8,746,500
Food and beverage	4,635,397	4,689,365
Hotel	2,005,920	2,105,373
Other	296,771	346,654
Selling, general and administrative	11,619,722	13,104,100
Depreciation and amortization	3,180,955	2,006,557
Total operating expenses	30,645,657	30,998,549
Income from operations	1,933,527	3,274,844
Other (expense) income
Interest income	35,418	251,344
Interest expense	(550,210)	(4,157)
Total other (expense) income	(514,792)	247,187
Income before income taxes	1,418,735	3,522,031
Provision for income taxes	(496,575)	(1,220,000)
Net income	$922,160	$2,302,031

Earnings per share of common stock
Net income
Basic	$0.06	$0.13
Diluted	$0.06	$0.12

Weighted average number of common shares and potential common shares outstanding
Basic	16,122,048	18,415,836
Diluted	16,148,037	18,545,964

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$11,428,243	$11,756,900
Receivables, net	3,488,296	3,344,441
Inventories	1,418,374	1,564,347
Prepaid expenses	2,969,024	2,851,872
Deferred income taxes	429,300	429,300
Total current assets	19,733,237	19,946,860
Property and equipment
Land	12,162,522	12,162,522
Land improvements	3,511,484	3,511,484
Buildings	133,674,917	133,332,232
Building improvements	10,435,062	10,435,062
Furniture and equipment	102,377,493	96,767,076
Leasehold improvements	1,346,965	1,346,965
	263,508,443	257,555,341
Less accumulated depreciation and amortization	(104,218,052)	(101,825,190)
	159,290,391	155,730,151
Construction in progress	-	4,026,536
Net property and equipment	159,290,391	159,756,687
Other assets, net	3,498,240	2,797,949
Total assets	$182,521,868	$182,501,496
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Borrowings under credit facility	$900,000	$2,500,000
Accounts payable	6,317,908	10,213,418
Construction payable	1,468,452	5,404,372
Accrued expenses	9,292,872	8,940,110
Federal income taxes payable	390,311	233,736
Total current liabilities	18,369,543	27,291,636
Long-term debt, less current maturities	55,000,000	47,500,000
Deferred income taxes	2,115,371	2,115,371
Total liabilities	75,484,914	76,907,007
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,122,048 outstanding at 3/31/09 16,122,048 outstanding at 12/31/08	190,963	190,963
Additional paid-in capital	28,571,314	28,051,009
Treasury stock, 2,974,252 shares at 3/31/09 2,974,252 shares at 12/31/08, at cost	(48,943,359)	(48,943,359)
Retained earnings	127,218,036	126,295,876
Total stockholders’ equity	107,036,954	105,594,489
Total liabilities and stockholder’s equity	$182,521,868	$182,501,496

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$922,160	$2,302,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,180,955	2,006,557
Amortization of deferred loan costs	72,446	-
Share based compensation	520,305	565,071
Provision for bad debts	315,196	436,419
Gain on disposal of assets	(63,948)	(8,000)
Deferred income taxes	-	501,877
Changes in operating assets and liabilities
Receivables, net	(459,051)	927,849
Inventories	145,973	84,451
Prepaid expenses	(117,152)	89,737
Other assets	(772,737)	-
Accounts payable	(3,895,510)	(1,222,723)
Accrued expenses	352,762	230,183
Federal income taxes payable	156,575	-
Net cash provided by operating activities	357,974	5,913,452

Cash flows from investing activities:
Proceeds from sale of assets	83,425	8,000
Acquisition of property and equipment	(2,734,136)	(19,096,073)
Changes in construction payable	(3,935,920)	1,984,031
Net cash used in investing activities	(6,586,631)	(17,104,042)

Cash flows from financing activities:
Borrowings under credit facility	5,900,000	-
Purchase of treasury stock	-	(11,907,153)
Net cash provided by (used in) financing activities	5,900,000	(11,907,153)
Net decrease in cash	(328,657)	(23,097,743)
Cash and cash equivalents at beginning of period	11,756,900	38,835,820
Cash and cash equivalents at end of period	$11,428,243	$15,738,077

Supplemental disclosure of cash flow information:
Cash paid for interest	$560,500	$4,157
Cash paid for income taxes	$340,000	$-

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Monarch Casino & Resort, Inc. (“Monarch”), a Nevada corporation, was incorporated in 1993.  Monarch’s wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), operates the Atlantis Casino Resort Spa (the “Atlantis”), a hotel/casino facility in Reno, Nevada.  Monarch’s other wholly owned subsidiary, High Desert Sunshine, Inc. (“High Desert”), owns a parcel of land located adjacent to the Atlantis.  Unless stated otherwise, the “Company” refers collectively to Monarch and its subsidiaries.

The consolidated financial statements include the accounts of Monarch, Golden Road and High Desert. Intercompany balances and transactions are eliminated.

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

NOTE 2. STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”.   Reported stock based compensation expense was classified as follows:

	Three Months Ended
	March 31,
	2009	2008
Casino	$15,303	$20,480
Food and beverage	15,186	16,767
Hotel	5,891	10,597
Selling, general and administrative	483,925	517,227
Total stock-based compensation, before taxes	520,305	565,071
Tax benefit	(182,107)	(197,775)
Total stock-based compensation, net of tax	$338,198	$367,296

NOTE 3. EARNINGS PER SHARE

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

	Three Months Ended March 31,
	2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,122	$0.06	18,416	$0.13
Effect of dilutive stock options	26	-	130	(0.01)
Diluted	16,148	$0.06	18,546	$0.12

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing assets or liabilities and establishes a hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. On February 12, 2008, the FASB delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company implemented the provisions of SFAS No. 157 as of January 1, 2008 for those assets and liabilities not subject to the deferral described above. The implementation of SFAS No. 157 as of January 1, 2009 for assets and liabilities previously subject to the deferral described above did not have a material impact on the Company’s results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adoption did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141(R)), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations.” The primary requirements of SFAS 141(R) are as follows: (i.) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. (ii.) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable. (iii.) All transaction costs will be expensed as incurred.  Implementation of SFAS No. 141(R) would have required treatment prospectively to business combinations completed on or after January 1, 2009. Because the Company had no business combinations during that time, the adoption did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.”  This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133”. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for and the affect of derivative instruments on the entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The FSP is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies.  The adoption of the provisions of FSP 141(R)-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2009, the FASB issued FASB Staff Position on EITF Issue No. 99-20, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1).  FSP EITF 99-20-1 aligns the impairment guidance in EITF Issue No. 99-20 with that in Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.”  It changes how companies determine whether an other-than-temporary impairment exists for certain beneficial interests by allowing management to exercise more judgment.  We will adopt this new accounting standard effective April 1, 2009.   We do not expect that the adoption of  FSP EITF 99-20-1 will  have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1).  This FSP requires that the fair value disclosures required by SFAS 107 “Disclosures about Fair Value of Financial Instruments” be included for interim reporting periods.  We will adopt this new accounting standard effective April 1, 2009.   We do not expect that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position on FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2).  This FSP amends the impairment guidance relating to certain debt securities and will require a company to assess the likelihood of selling the security prior to recovering its cost basis.  Additionally, when a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income.  We will adopt this new accounting standard effective April 1, 2009.  We do not expect that the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on our financial position, results of operations or cash flows.

FSP FAS 157-4 – In April 2009, the FASB issued FASB Staff Position on FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4).  FSP FAS 157-4 provides guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets.  We will adopt this new accounting standard effective April 1, 2009. We do not expect that the adoption of FSP FAS 157-4 will have a material impact on our financial position, results of operations or cash flows.

FSP FAS 141R-1 – In April 2009, the FASB issued FASB Staff Position on FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141R-1).  FSP FAS 141R-1 requires that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period.  We adopted this new accounting standard on January 1, 2009.  The adoption of FSP FAS 140R-1 did not have a material impact on our financial position, results of operations or cash flows.

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

The Company currently rents various spaces in the Shopping Center which it uses as office, storage space and guest parking and paid rent of approximately $21,800 and $100,700 plus common area expenses in during the first three months of 2009 and 2008, respectively.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004.  As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased driveway section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The Company paid approximately $75,000 plus common area charges for each of the three months ended March 31, 2009 and 2008 for its leased driveway space at the Shopping Center.

The Company leasesd sign space from the Shopping Center through July 2008. The lease took effect in March 2005 for a monthly cost of $1. The lease was renewed for another year with a monthly lease of $1,000 effective January 1, 2006.  The Company paid $3,000 for the three months ended March 31, 2008.

The Company occasionally leases billboard advertising space from affiliates of its controlling stockholders and paid $10,500 for the three months ended March 31, 2009 and did not pay anything for the three months ended March 31, 2008.

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

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  As of March 31, 2009, the Company had no assets or liabilities that are required to be measured at fair value on a recurring basis.

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

Our sole operating asset, the Atlantis, is a hotel/casino resort located in Reno, Nevada.  Our business strategy is to maximize the Atlantis’ revenues, operating income and cash flow primarily through our casino, our food and beverage operations and our hotel operations.  We capitalize on the Atlantis’

location for tour and travel visitors, conventioneers and local residents by offering exceptional service, value and an appealing theme to our guests.  Our hands-on management style focuses on customer service and cost efficiencies.

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its Golden Road and High Desert Sunshine, Inc subsidiaries.

OPERATING RESULTS SUMMARY

Below is a summary of our first quarter results for 2009 and 2008:

Amounts in millions, except per share amounts

	Three Months		Percentage
	Ended March 31,		Increase/(Decrease)
	2009	2008	09 vs 08
Casino revenues	$22.8	$23.8	(4.2)
Food and beverage revenues	9.6	9.8	(2.0)
Hotel revenues	5.4	5.8	(6.9)
Other revenues	1.1	1.2	(8.3)
Net revenues	32.6	34.3	(5.0)
Sales, general and administrative expense	11.6	13.1	(11.5)
Income from operations	1.9	3.3	(42.4)

Net Income	0.9	2.3	(60.9)

Earnings per share - diluted	0.06	0.12	(50.0)

Operating margin	5.9%	9.6%	(3.7) points

The decline in revenues for the three months ended March 31, 2009 compared to the same period of the prior year reflect the effects of a challenging operating environment.  As in many other areas around the country, the economic slowdown in Reno in the fourth quarter of 2007 deepened throughout 2008 and into the first quarter of 2009.  Additionally, aggressive marketing programs by our competitors in 2008 continued through the first quarter of 2009.  Income from operations was impacted by an increase in depreciation expense of $1.2 million for the quarter ended March 31, 2009 compared to the same prior year period.  This increase in depreciation expense was due to the completion of our expansion, remodel and Atlantis Convention Center Skybridge capital projects (see “CAPITAL SPENDING AND DEVELOPMENT” below).  These adverse effects were mitigated somewhat by our ability to reduce sales, general and administrative expense.   We anticipate that downward pressure on revenue will persist as long as we continue to experience the adverse effects of the negative macroeconomic environment and the aggressive marketing programs of our competitors.

These factors were the primary drivers of:

•                  Decreases of 4.2%, 2.0% and 6.9% in our casino, food and beverage and hotel revenues, respectively, resulting in a net revenue decrease of 5.0%;

•                  A decrease in income from operations and diluted earnings per share of 42.4% and 50.0%, respectively;

•                  A decrease in our operating margin by 3.7 points or 38.5%.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain the Atlantis facility in order to present a fresh, high quality product to our guests.

In June 2007, we broke ground on an expansion project several phases of which we completed and opened in the second half of 2008.  New space was added to the first floor casino level, the second and third floors and the basement level totaling approximately 116,000 square feet.  The existing casino floor was expanded by over 10,000 square feet, or approximately 20%.  The first floor casino expansion included a redesigned, updated and expanded race and sports book of approximately 4,000 square feet and an enlarged poker room.   The expansion also included the new Manhattan deli, a New York deli-style restaurant.  The second floor expansion created additional ballroom and convention space of approximately 27,000 square feet, doubling the existing facilities.  We constructed and opened a pedestrian skywalk over Peckham Lane that connects the Reno-Sparks Convention Center directly to the Atlantis.  In January 2009, we opened the final phase of the expansion project, the new Spa Atlantis featuring an atmosphere, amenities and treatments that are unique from any other offering in our market.  Additionally, many of the pre-expansion areas of the Atlantis were remodeled to be consistent with the upgraded look and feel of the new facilities.  The total cost of these capital projects (the “Capital Projects”) was approximately $73 million.

With the opening of the new skywalk the Atlantis became the only hotel-casino to be physically connected to the Reno-Sparks Convention Center.  The Reno-Sparks Convention Center offers approximately 500,000 square feet of leasable exhibition, meeting room, ballroom and lobby space.

Capital expenditures at the Atlantis totaled approximately $2.7 and $19.1 million during the first three months of 2009 and 2008, respectively.  During the three month periods ended March 31, 2009 and 2008, our capital expenditures consisted primarily of construction costs associated with the Capital Projects, the acquisition of gaming equipment to upgrade and replace existing equipment and continued renovation and upgrades to the Atlantis facility.  Additional capital expenditures during the quarter ended March 31, 2008 were for acquisition of land to be used for administrative offices.

In addition to the expenditures incurred to complete Capital Projects during the first quarter of 2009, we anticipate spending approximately $5 to $12 million on capital expenditures in 2009 to upgrade and replace equipment, continue our renovation and upgrading of the Atlantis facility and to acquire the property subject to the Triple J lease (see NOTE 5. to the financial statements “RELATED PARTY TRANSACTIONS”).  The timing of these capital expenditures may accelerate or be deferred altogether based on our ongoing assessment of operating cash flow, available borrowing capacity under our Credit Facility (see “THE CREDIT FACILITY” below) and the competitive environment in our market, among other factors.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2009 and 2008

For the three months ended March 31, 2009, our net income was $922 thousand, or $0.06 per diluted share, on net revenues of $32.6 million, a decrease from net income of $2.3 million, or $0.12 per diluted share, on net revenues of $34.3 million for the three months ended March 31, 2008. Income from operations for the three months ended March 31, 2009 totaled $1.9 million, a 42.4% decrease when compared to $3.3 million for the same period in 2008.  Net revenues and net income decreased 5.0% and 60.9%, respectively, when compared to last year’s first quarter.

Casino revenues totaled $22.8 million in the first quarter of 2009, a 4.2% decrease from $23.8 million in the first quarter of 2008, which was primarily due to decreased slot revenues. Casino operating expenses amounted to 39.1% of casino revenues in the first quarter of 2009, compared to 36.8% in the first quarter of 2008; the increase was primarily due to the decreased casino revenue combined with the cost of increased complimentary food, beverages and other services provided to casino patrons.

Food and beverage revenues totaled $9.6 million in the first quarter of 2009, a 2.0% decrease from $9.8 million in the first quarter of 2008, due primarily to a 0.4% increase in the average revenue per food cover partially offset by an 3.9% decrease in the number of covers served.  Food and beverage operating expenses amounted to 48.3% of food and beverage revenues during the first quarter of 2009 as compared to 48.0% for the first quarter of 2008.

Hotel revenues were $5.4 million for the first quarter of 2009, a decrease of 6.9% from the $5.8 million reported in the 2008 first quarter.  This decrease was the result of lower hotel occupancy and a decrease in the average daily room rate (“ADR”). Both 2009 and 2008 first quarter revenues included a $3 per occupied room energy surcharge. During the first quarter of 2009, the Atlantis experienced a 76.9% occupancy rate, as compared to 85.7% during the same period in 2008. The Atlantis’ ADR was $66.89 in the first quarter of 2009 compared to $68.55 in the first quarter of 2008. Hotel operating expenses as a percent of hotel revenues increased to 37.3% for the first quarter of 2009 from 36.1% for the first quarter of 2008 primarily due to the decreased revenue partially offset by a $99 thousand decrease in costs in the hotel operating unit.

Promotional allowances remained flat at $6.3 million for both the first quarters of 2009 and 2008. Promotional allowances as a percentage of gross revenues increased to 16.3% during the first quarter of 2009 as compared to 15.5% in the first quarter of 2008. The increase is attributable to continued promotional efforts to attract guests and generate revenues.

Other revenues remained relatively flat at $1.1 million in the 2009 first quarter as compared to $1.2 million for the first quarter of 2008.

Depreciation and amortization expense was $3.2 million in the first quarter of 2009 as compared to $2.0 million in the first quarter of 2008, an increase of $1.2 million or 60.0%.  This increase is the result of the completion of our Capital Projects (see further discussion of the Capital Projects in the “CAPITAL SPENDING AND DEVELOPMENT” section above).

SG&A expenses were $11.6 million in the first quarter of 2009, an 11.5% decrease from $13.1 million in the first quarter of 2008. The decrease was primarily due to reductions in payroll and benefits expense of approximately $780 thousand, $530 thousand of which represents lower bonus expense; lower marketing and promotional expense of approximately $360 thousand; lower legal expense of approximately $180 thousand; lower bad debt expense of approximately $125 thousand and lower other general expenses of approximately $230 thousand all partially offset by higher electricity expense of approximately $190 thousand driven primarily by our expanded facilities  (see further discussion of the Capital Projects in the “CAPITAL SPENDING AND DEVELOPMENT” section above).  As a percentage of net revenue, SG&A expenses decreased to 35.7% in the first quarter of 2009 from 38.2% in the same period in 2008.

Interest income decreased from approximately $251 thousand in the first quarter of 2008 to approximately $35 thousand in the first quarter of 2009.  The decrease resulted from our use of excess cash in 2008 for the capital projects and share repurchases.  First quarter 2009 interest income represents interest earned on a note receivable.

At March 31, 2009, we had $55.9 million outstanding under our $60 million credit facility (see the “CREDIT FACILITY” section below).  The resultant interest expense recognized during the first quarter of 2009 was approximately $550 thousand, a $546 thousand increase over the first quarter of the prior year when we had no debt outstanding under our credit facility.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2009, net cash provided by operating activities totaled $358 thousand, a decrease of $5.6 million or 93.9% compared to the same period last year.  This decrease was primarily related to the timing of the payment of a greater amount of accounts payable during the first quarter of 2009 and the collection of a greater amount accounts receivable during the first quarter of the prior year.

Net cash used in investing activities totaled $6.6 million and $17.1 million in the three months ended March 31, 2009 and 2008, respectively.  During the first three months of 2009 and 2008, net cash used in investing activities consisted primarily of construction costs associated with the recent expansion phase of the Atlantis (see further discussion of the Capital Projects in the “CAPITAL SPENDING AND

DEVELOPMENT” section above) and the acquisition of property and equipment.  Because the construction was completed in January 2009, we used $10.5 million, or 61.4%, less net cash in investing activities during the three months ended March 31, 2009 compared same period in the prior year.

Net cash provided by financing activities of $5.9 million during the three months ended March 31, 2009 represents borrowings under our Credit Facility (see “THE CREDIT FACILITY” below).  During the three months ended March 31, 2008, we used $11.9 million to purchase Monarch common stock pursuant to a stock repurchase plan that was in place in the prior year.

We believe that our existing cash balances, cash flow from operations and borrowings available under the Credit Facility will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure plans; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis. The Shopping Center is controlled by an entity whose owners include our controlling stockholders. As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $75,000 in lease payments for the leased driveway space at the Shopping Center during the three months ended March 31, 2009.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”). For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2008 Form 10-K filed on March 13, 2009.

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

The economy in northern Nevada and our feeder markets, like many other areas around the country, are experiencing the effects of several negative macroeconomic trends, including a broad economic recession, higher home mortgage defaults and declining residential real estate values.  These negative trends could adversely impact discretionary incomes of our target customers, which, in turn could adversely impact our business.  We believe that as recessionary pressures increase or continue for an extended period of time, target customers may further curtail discretionary spending for leisure activities and businesses may reduce spending for conventions and meetings, both of which would adversely impact our business.  Management continues to monitor these trends and intends, as appropriate, to adopt operating strategies to attempt to mitigate the effects of such adverse conditions.  We can make no assurances that such strategies will be effective.

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

We also believe that unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis’ key feeder market areas, such as San Francisco or Sacramento, could have a material adverse effect on our business.

Other factors that may impact current and future results are set forth in detail in Part II - Item 1A “Risk Factors” of this Form 10-Q and in Item 1A “Risk Factors” of our 2008 Form 10-K.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of March 31, 2009 and the next five years and thereafter are as follow:

Contractual Cash		Payments Due by Period (4)
Obligations		less than	1 to 3	4 to 5	more than
	Total	1 year	years	years	5 years
Operating Leases(1)	$ 4,067,000	$ 552,000	$ 740,000	$740,000	$2,035,000
Current Maturities of Borrowings Under Credit Facility (2)	55,900,000	900,000	55,000,000	-	-
Purchase Obligations(3)	6,114,000	6,114,000	-	-	-
Total Contractual Cash Obligations	$66,081,000	$7,566,000	$55,740,000	$740,000	$2,035,000

(1) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis and $243,000 per year in lease payments to Triple J (see Note 5. Related Party Transactions, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

(2) The amount represents outstanding draws against our Credit Facility (see “THE CREDIT FACILITY” below) as of March 31, 2009.

(3) Purchase obligations represent approximately $4.1 million of commitments related to capital projects and approximately $2.0 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and construction commitments, approximately $2.0 million are cancelable by us upon providing a 30-day notice.

(4) Because interest payments under our Credit Facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: 1) future short-term interest rates; 2) our future leverage ratio which varies with EBITDA and our borrowing levels and 3) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 2.00% to 3.375% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At March 31, 2009 our leverage ratio was such that pricing for borrowings was LIBOR plus 3.125%.  At March 31, 2009, the one-month LIBOR rate was 0.50%.

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

At March 31, 2009, we had $55.9 million outstanding under the New Credit Facility, $900 thousand of which was classified as short-term debt which represents the mandatory principal reduction, based on the amount outstanding at March 31, 2009, required under the New Credit Facility on December 31, 2009.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 2.00% to 3.375% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At March 31, 2009 our leverage ratio was such that pricing for borrowings was LIBOR plus 3.125%.  At March 31, 2009, the one-month LIBOR rate was 0.50%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of March 31, 2009 that are subject to market risk.  As of March 31, 2009 we had $55.9 million of outstanding debt under our New Credit Facility that was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the New Credit Facility at March 31, 2009 would result in a change in our annual interest cost of approximately $560,000.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation was filed against Monarch on January 27, 2006, by Kerzner International Limited (“Kerzner “) owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada.  The case number assigned to the matter is 3:06-cv-00232-ECR (RAM).  The complaint seeks declaratory judgment prohibiting Monarch from using the name “Atlantis” in connection with offering casino services other than at Monarch’s Atlantis Casino Resort Spa located in Reno, Nevada, and particularly prohibiting Monarch from using the “Atlantis” name in connection with offering casino services in Las Vegas, Nevada; injunctive relief enforcing the same; unspecified compensatory and punitive damages; and other relief. Monarch believes Kerzner’s claims to be entirely without merit and is defending vigorously against the suit. Further, Monarch has filed a counterclaim against Kerzner seeking to enforce the license agreement granting Monarch the exclusive right to use the Atlantis name in association with lodging throughout the state of Nevada; to cancel Kerzner’s registration of the Atlantis mark for casino services on the basis that the mark was fraudulently obtained by Kerzner; and to obtain declaratory relief on these issues.  Discovery is concluded and the period for filing dispositive motions prior to trial is underway.  The court has not ruled yet on any motions.

We are party to other claims that arise in the normal course of business.  Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.  The following information represents material changes to those risk factors during the three months ended March 31, 2009.

AN OUTBREAK OF HIGHLY INFECTIOUS DEISEASE COULD ADVERSELY AFFECT THE NUMBER OF VISITORS TO OUR FACILITIES AND DISRUPT OUR OPERATIONS, RESULTING IN A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS

Feared or actual outbreaks of highly infectious diseases, such as SARS, avian flu or swine flu, may adversely affect the number of visitors to our property and our business and prospects.  Furthermore, an outbreak might disrupt our ability to adequately staff our business and could generally disrupt our operations.  If any of our guests or employees is suspected of having contracted certain highly contagious diseases, we may be required to quarantine these customers or employees or the affected areas of our facilities and temporarily suspend part or all of our operations at affected facilities.  Any new outbreak of such a highly infectious disease could have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No	Description
3.1	Bylaws of Monarch Casino & Resort, Inc., as amended.
10.1

Amended and Restated Credit Agreement, dated as of January 20, 2009, among Golden Road Motor Inn, Inc., as Borrower, Monarch Casino & Resort, Inc., as Guarantor, the Lenders as defined therein, and Wells Fargo Bank, National Association, as Swingline Lender, L/C Issuer and Agent Bank.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: May 11, 2009	By: /s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)