Form 10-Q
period 2009-06-30
MONARCH CASINO & RESORT INC
filed 2009-08-10
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,122,048 shares
Class	Outstanding at July 22, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues
Casino	$24,146,246	$25,672,907	$ 46,950,745	$49,428,857
Food and beverage	9,826,213	9,547,395	19,419,281	19,308,615
Hotel	5,884,634	5,545,006	11,264,376	11,375,701
Other	1,140,138	1,185,503	2,273,588	2,417,572
Gross revenues	40,997,231	41,950,811	79,907,990	82,530,745
Less promotional allowances	(6,541,873)	(6,607,046)	(12,873,448)	(12,913,587)
Net revenues	34,455,358	35,343,765	67,034,542	69,617,158
Operating expenses
Casino	8,855,900	9,266,916	17,762,792	18,013,416
Food and beverage	4,538,149	4,606,282	9,173,546	9,295,647
Hotel	2,047,251	1,967,720	4,053,171	4,073,093
Other	308,469	312,997	605,240	659,651
Selling, general and administrative	12,309,904	12,877,513	23,929,626	25,981,613
Depreciation and amortization	3,094,951	1,893,237	6,275,906	3,899,794
Total operating expenses	31,154,624	30,924,665	61,800,281	61,923,214
Income from operations	3,300,734	4,419,100	5,234,261	7,693,944
Other (expense) income
Interest income	36,341	46,238	71,759	297,582
Interest expense	(571,007)	(131,335)	(1,121,217)	(135,492)
Total other (expense) income	(534,666)	(85,097)	(1,049,458)	162,090
Income before income taxes	2,766,068	4,334,003	4,184,803	7,856,034
Provision for income taxes	(968,150)	(1,531,100)	(1,464,725)	(2,751,100)
Net income	$ 1,797,918	$ 2,802,903	$ 2,720,078	$ 5,104,934

Earnings per share of common stock
Net income
Basic	$0.11	$0.16	$0.17	$0.29
Diluted	$0.11	$0.16	$0.17	$0.29

Weighted average number of common shares and potential common shares outstanding
Basic	16,122,048	17,189,200	16,122,048	17,802,518
Diluted	16,151,412	17,253,109	16,150,060	17,899,384

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$11,026,479	$11,756,900
Receivables, net	3,007,001	3,344,441
Inventories	1,429,987	1,564,347
Prepaid expenses	2,841,640	2,851,872
Deferred income taxes	429,300	429,300
Total current assets	18,734,407	19,946,860
Property and equipment
Land	12,162,522	12,162,522
Land improvements	3,511,484	3,511,484
Buildings	133,674,917	133,332,232
Building improvements	10,435,062	10,435,062
Furniture and equipment	104,763,183	96,767,076
Leasehold improvements	1,346,965	1,346,965
	265,894,133	257,555,341
Less accumulated depreciation and amortization	(107,313,004)	(101,825,190)
	158,581,129	155,730,151
Construction in progress	-	4,026,536
Net property and equipment	158,581,129	159,756,687
Other assets, net	3,433,845	2,797,949
Total assets	$180,749,381	$182,501,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Borrowings under credit facility	$-	$2,500,000
Accounts payable	7,615,778	10,213,418
Construction payable	-	5,404,372
Accrued expenses	8,591,667	8,940,110
Federal income taxes payable	958,461	233,736
Total current liabilities	17,165,906	27,291,636
Long-term debt, less current maturities	52,100,000	47,500,000
Deferred income taxes	2,115,371	2,115,371
Total Liabilities	71,381,277	76,907,007

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,122,048 outstanding at 6/30/09 and 12/31/08	190,963	190,963
Additional paid-in capital	29,104,546	28,051,009
Treasury stock, 2,974,252 shares at 6/30/09 and 12/31/08, at cost	(48,943,359)	(48,943,359)
Retained earnings	129,015,954	126,295,876
Total stockholders’ equity	109,368,104	105,594,489
Total liability and stockholder’s equity	$180,749,381	$182,501,496

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2009	2008

Cash flows from operating activities:
Net income	$ 2,720,078	$ 5,104,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,275,906	3,899,794
Amortization of deferred loan costs	136,840	-
Share based compensation	1,053,537	1,149,899
Provision for bad debts	833,484	607,721
Gain on disposal of assets	(63,948)	(10,200)
Deferred income taxes	-	501,877
Changes in operating assets and liabilities
Receivables, net	(496,044)	844,677
Inventories	134,360	24,700
Prepaid expenses	10,232	104,251
Other assets	(772,736)	-
Accounts payable	(2,597,640)	1,948,170
Accrued expenses	(348,443)	(37,127)
Federal income taxes payable	724,725	51,100
Net cash provided by operating activities	7,610,351	14,189,796

Cash flows from investing activities:
Proceeds from sale of assets	83,425	10,200
Acquisition of property and equipment	(5,119,825)	(41,047,818)
Changes in construction payable	(5,404,372)	1,359,204
Net cash used in investing activities	(10,440,772)	(39,678,414)

Cash flows from financing activities:
Borrowings under credit facility	5,900,000	34,000,000
Principal payments on long-term debt	(3,800,000)	-
Purchase of treasury stock	-	(35,674,454)
Net cash provided by (used in) financing activities	2,100,000	(1,674,454)
Net decrease in cash	(730,421)	(27,163,072)
Cash and cash equivalents at beginning of period	11,756,900	38,835,820
Cash and cash equivalents at end of period	$11,026,479	$11,672,748

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,095,081	$ 50,158
Cash paid for income taxes	$ 740,000	$ 1,200,000

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

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included.  Operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

NOTE 2. STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with SFAS no. 123(R), “Share-Based Payment”.  Reported stock based compensation expense was classified as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Casino	$ 14,067	$ 20,490	$ 29,370	$ 40,970
Food and beverage	14,054	18,816	29,240	35,583
Hotel	6,456	9,520	12,347	20,117
Selling, general and administrative	498,655	536,002	982,580	1,053,229
Total stock-based compensation, before taxes	533,232	584,828	1,053,537	1,149,899
Tax benefit	(186,631)	(204,689)	(368,738)	(402,464)
Total stock-based compensation, net of tax	$ 346,601	$ 380,139	$ 684,799	$ 747,435

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

	Three Months Ended June 30,
	2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,122	$0.11	17,189	$0.16
Effect of dilutive stock options	29	-	64	-
Diluted	16,151	$0.11	17,253	$0.16

	Six Months Ended June 30,
	2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,122	$0.17	17,803	$0.29
Effect of dilutive stock options	28	-	96	-
Diluted	16,150	$0.17	17,899	$0.29

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.  For the calculation of earnings per share for the three months ended June 30, 2009 and 2008, 1,353,905 and 857,553, respectively, were excluded.  For the calculation of earnings per share for the six months ended June 30, 2009 and 2008, 1,335,605 and 807,559, respectively were excluded.

NOTE 4. RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing assets or liabilities and establishes a hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. On February 12, 2008, the FASB delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company implemented the provisions of SFAS No. 157 as of January 1, 2008 for those assets and liabilities not subject to the deferral described above. The implementation of SFAS No. 157 as of January 1, 2009 for assets and liabilities previously subject to the deferral described above did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

In January 2009, the FASB issued FASB Staff Position on EITF Issue No. 99-20, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1).  FSP EITF 99-20-1 aligns the impairment guidance in EITF Issue No. 99-20 with that in Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.”  It changes how companies determine whether an other-than-temporary impairment exists for certain beneficial interests by allowing management to exercise more judgment.  The adoption of  FSP EITF 99-20-1 did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1).  This FSP requires that the fair value disclosures required by SFAS 107 “Disclosures about Fair Value of Financial Instruments” be included for interim reporting periods.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position on FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2).  This FSP amends the impairment guidance relating to certain debt securities and will require a company to assess the likelihood of selling the security prior to recovering its cost basis.  Additionally, when a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our financial position, results of operations or cash flows.

FSP FAS 157-4 – In April 2009, the FASB issued FASB Staff Position on FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4).  FSP FAS 157-4 provides guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets.  The adoption of FSP FAS 157-4 did not have a material impact on our financial position, results of operations or cash flows.

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

Statement of Financial Accounting Standards No. 165, Subsequent Events, (“SFAS 165”) is effective for financial statements ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company has evaluated subsequent events through the date of issuance, August 10, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not anticipate that the adoption of SFAS No. 168 will have a material impact on our consolidated financial statements. However, references to authoritative accounting literature contained in our financial statements will be made in accordance with the ASC commencing with our quarterly report for the period ending September 30, 2009.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company currently rents various spaces in a shopping center (the “Shopping Center”) adjacent to the Atlantis which it uses as office and storage space.   John and Bob Farahi, the Company’s Chief Executive Officer and President, respectively, each have an ownership interest in the Shopping Center. The Company paid rent of approximately $34,800 and $56,600 plus common area expenses for the three and six months ended June 30, 2009, respectively, and approximately $67,900 and $168,600 plus common area expenses for the three and six months ended June 30, 2008, respectively.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for three five-year terms, and, at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $75,000 and $150,000 plus common area maintenance charges for its leased driveway space at the Shopping Center during each of the three and six months ended June 30, 2009 and 2008.

The Company leased sign space from the Shopping Center through July 2008. The lease took effect in March 2005 for a monthly cost of $1. The lease was renewed for another year for a monthly lease of $1,000 effective January 1, 2006, and subsequently renewed on June 15, 2007 for a monthly lease of $1,060. The Company paid $3,200 and $6,400 for the three and six months ended June 30, 2008, respectively.

The Company occasionally leases billboard advertising space from affiliates of its controlling stockholders and paid $7,000 and $17,500 for the three and six months ended June 30, 2009, respectively, and paid $21,000 for each of the three and six months ended June 30, 2008, respectively.

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

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  As of June 30, 2009, the Company had no assets that are required to be measured at fair value on a recurring basis.

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

OPERATING RESULTS SUMMARY

Below is a summary of our second quarter results for 2009 and 2008:

Amounts in millions, except per share amounts

	Three Months
	Ended June 30,		Percentage
	2009	2008	(Decrease)/Increase
Casino revenues	$24.1	$25.7	(6.2)
Food and beverage revenues	9.8	9.6	2.1
Hotel revenues	5.9	5.6	5.4
Other revenues	1.1	1.2	(8.3)
Net revenues	34.5	35.3	(2.3)
Sales, general and admin expense	12.3	12.9	(4.7)
Income from operations	3.3	4.4	(25.0)

Net Income	1.8	2.8	(35.7)

Earnings per share - diluted	0.11	0.16	(31.3)

Operating margin	9.6%	12.5%	(2.9)	pts.

	Six Months
	Ended June 30,		Percentage
	2009	2008	(Decrease)/Increase
Casino revenues	$47.0	$49.4	(4.9)
Food and beverage revenues	19.4	19.3	0.5
Hotel revenues	11.3	11.4	(0.9)
Other revenues	2.3	2.4	(4.2)
Net revenues	67.0	69.6	(3.7)
Sales, general and admin expense	23.9	26.0	(8.1)
Income from operations	5.2	7.7	(32.5)

Net Income	2.7	5.1	(47.1)

Earnings per share - diluted	0.17	0.29	(41.4)
Operating margin	7.8%	11.1%	(3.3)	pts.

The decline in revenues for the three months ended June 30, 2009 compared to the same period of the prior year reflect the effects of a challenging operating environment.  As in many other areas around the country, the economic slowdown in Reno in the fourth quarter of 2007 deepened throughout 2008 and has continued through the first six-months of 2009.  Additionally, aggressive marketing programs by our competitors that began in 2008 have continued through the first six-months of 2009.  Income from operations was impacted by an increase in depreciation expense of $1.2 million for the quarter ended June 30, 2009 compared to the same prior year period.  This increase in depreciation expense was due to the completion of our expansion, remodel and Atlantis Convention Center Skybridge capital projects (see “CAPITAL SPENDING AND DEVELOPMENT” below).  These adverse effects were mitigated somewhat by our ability to reduce sales, general and administrative expense.   We anticipate that downward pressure on revenue will persist as long as we continue to experience the adverse effects of the negative macroeconomic environment and the aggressive marketing programs of our competitors.

These factors were the primary drivers of:

•                  Decreases of 6.2% in our casino revenue resulting in a net revenue decline of 2.3%;

•                  A decrease in income from operations and diluted earnings per share of 25.0% and 31.3%, respectively;

•                  A decrease in our operating margin by 2.9 points or 23.2%.

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

With the opening of the new skywalk, the Atlantis became the only hotel-casino to be physically connected to the Reno-Sparks Convention Center.  The Reno-Sparks Convention Center offers approximately 500,000 square feet of leasable exhibition, meeting room, ballroom and lobby space.

Capital expenditures at the Atlantis totaled approximately $5.1 and $41.1 million during the first six months of 2009 and 2008, respectively.  During the six month periods ended June 30, 2009 and 2008, our capital expenditures consisted primarily of construction costs associated with the Capital Projects, the acquisition of gaming equipment to upgrade and replace existing equipment and continued renovation and upgrades to the Atlantis facility.  Additional capital expenditures during the six-month period ended June 30, 2008 were for the acquisition of land to be used for administrative offices.

We believe that our existing cash balances, cash flow from operations and borrowings available under the Credit Facility (see “THE CREDIT FACILITY” below) will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure requirements; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2009 and 2008

For the three-month period ended June 30, 2009, our net income was $1.8 million, or $0.11 per diluted share, on net revenues of $34.5 million, a decrease from net income of $2.8 million, or $0.16 per diluted share, on net revenues of $35.3 million for the three months ended June 30, 2008. Income from operations for the three months ended June 30, 2009 totaled $3.3 million, a 25.0% decrease when compared to $4.4 million for the same period in 2008.  Net revenues decreased 2.3%, and net income decreased 35.7%, when compared to last year’s second quarter.

Casino revenues totaled $24.1 million in the second quarter of 2009, a 6.2% decrease from $25.7 million in the second quarter of 2008, which was primarily due to decreases in slot and table games revenues.  Casino operating expenses as a percentage of casino revenue remained relative flat at 36.7% in the second quarter of 2009 compared to 36.1% in the second quarter of 2008.

Food and beverage revenues totaled $9.8 million in the second quarter of 2009, a 2.1% increase from $9.6 million in the second quarter of 2008, due primarily to a 2.8% increase in covers served partially offset by a 0.3% decrease in the average revenue per cover.  Food and beverage operating expenses amounted to 46.2% of food and beverage revenues during the second quarter of 2009 as compared to 48.2% for the second quarter of 2008.  This decrease was primarily the result of lower food commodity costs.

Hotel revenues were $5.9 million for the second quarter of 2009, an increase of 5.4% from the $5.6 million reported in the 2008 second quarter.  This increase was due to increased revenue from our new spa which opened in January 2009, higher average daily room rate (“ADR”) and revenue from a $10 per day resort fee, paid by our hotel guests, which we implemented effective June 1, 2009 partially offset by lower hotel occupancy.  Both second quarters’ 2009 and 2008 revenues also included a $3 per occupied room energy surcharge. During the second quarter of 2009, the Atlantis experienced an 85.2% occupancy rate, as compared to 86.5% during the same period in 2008. The Atlantis’ ADR was $65.77 in the second quarter of 2009 compared to $64.08 in the second quarter of 2008.  Hotel operating expenses as a percent of hotel revenues decreased to 34.8% in the 2009 second quarter, compared to 35.5% in the 2008 second quarter. This decrease is primarily due to the effect of the increased revenue partially offset by a slight increase in operating expense of $80 thousand or 3.9%.

Promotional allowances were $6.5 million in the second quarter of 2009 and $6.6 million in the second quarter of 2008.  Promotional allowances as a percentage of gross revenues increased to 16.0% during the second quarter of 2009 from 15.7% in the second quarter of 2008.  This increase was primarily the result of increased promotional and discount programs in response to the challenging economic environment and ongoing competitor promotional and discount programs.

Depreciation and amortization expense was $3.1 million in the second quarter of 2009 as compared to $1.9 million for the second quarter of 2008, an increase of $1.2 million or 63.2%.  This increase is the result of the completion of our Capital Projects (see further discussion of the Capital Projects in the “CAPITAL SPENDING AND DEVELOPMENT” section above).

SG&A expense totaled $12.3 million in the second quarter of 2009, a 4.7% decrease from $12.9 million in the second quarter of 2008. The decrease was primarily due to lower marketing expense of approximately $370 thousand; lower payroll and benefits expense of approximately $160 thousand; lower rental expense of approximately $110 thousand and various expense level reductions of approximately $570 thousand all partially offset by higher bad debt expense of approximately $340 thousand and higher utility expense of approximately $300 thousand.  SG&A expense as a percentage of net revenues decreased to 35.7% for the second quarter of 2009 as compared to 36.4% in the second quarter of 2008.  This decrease is the result of the effect of the decreased expenses partially offset by the effect of decrease in net revenue.

During the three month period ended June 30, 2009, we paid down $3.8 million from our $60 million credit facility which reduced the outstanding balance at June 30, 2009 to $52.1 million.  Because of a higher average borrowing balance in the second quarter of 2009 as compared the second quarter of 2008, interest expense increased during the second quarter of 2009 to $571 thousand from $131 thousand in the second quarter of 2008.  The higher borrowing balance was attributable to borrowing to fund the Capital Projects.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2009 and 2008.

For the six months ended June 30, 2009, our net income was $2.7 million, or $0.17 per diluted share, on net revenues of $67.0 million, a decrease from net income of $5.1 million, or $0.29 per diluted share, on net revenues of $69.6 million during the six months ended June 30, 2008. Income from operations for the 2009 six-month period totaled $5.2 million, compared to $7.7 million for the same period in 2008. Net revenues decreased 3.7%, and net income decreased 47.1% when compared to the six-month period ended June 30, 2008.

Casino revenues for the first six months of 2009 totaled $47.0 million, a 4.9% decrease from $49.4 million for the first six months of 2008.  Casino operating expenses amounted to 37.8% of casino revenues for the six months ended June 30, 2009, compared to 36.4% for the same period in 2008, the increase was primarily due to the effect of the decreased casino revenue partially offset by lower payroll and benefit expense and lower direct departmental expense.

Food and beverage revenues totaled $19.4 million for the six months ended June 30, 2009, a slight increase from the $19.3 million for the six months ended June 30, 2008, due to an approximate 0.6% decrease in the number of covers served partially offset by a 0.1% increase in the average revenue per cover.  Food and beverage operating expenses amounted to 47.2% of food and beverage revenues during the 2009 six-month period, a decrease when compared to 48.1% for the same period in 2008.  This increase was primarily the result of lower food commodity and other direct costs partially offset by higher benefits expense.

Hotel revenues for the first six months of 2009 decreased slightly to $11.3 million from $11.4 million for the first six months of 2008.  This decrease was due to a decrease in hotel occupancy partially offset by a slight increase in the average daily room rate (“ADR”), higher revenue from our new spa which opened in January 2009 and revenue from a $10 per day resort fee, paid by our hotel guests, which we implemented on June 1, 2009.  Hotel revenues for the entire first six months of 2009 and 2008 also include a $3 per occupied room energy surcharge. The Atlantis experienced a slight increase in the ADR during the 2009 six-month period to $66.32, compared to $66.29 for the same period in 2008.  The occupancy rate decreased to 82.0% for the six-month period in 2009, from 86.1% for the same period in 2008.  Hotel operating expenses as a percentage of hotel revenues in the first six months of 2009 were

36.0%, slightly higher than the 35.8% for the same period in 2008. The increase was primarily due to the decreased revenues.

Promotional allowances remained flat at $12.9 million for the first six months of 2009 and 2008, respectively.  Promotional allowances as a percentage of gross revenues increased to 16.1% for the first six months of 2009 compared to 15.6% for the same period in 2008. This increase was primarily the result of increased promotional and discount programs in response to the challenging economic environment and ongoing competitor promotional and discount programs.

Depreciation and amortization expense was $6.3 million in the first six months of 2009, an increase of 61.5% compared to $3.9 million in the same period last year.  This increase is the result of the completion of our Capital Projects (see further discussion of the Capital Projects in the “CAPITAL SPENDING AND DEVELOPMENT” section above).

SG&A expense decreased 8.1% to $23.9 million in the first six months of 2009, compared to $26.0 million in the first six months of 2008, primarily as a result lower payroll and benefits expense of approximately $940 thousand, lower marketing expense of approximately $830 thousand and various expense level reductions of approximately $980 thousand all partially offset by higher utilities expense of approximately $490 thousand and higher bad debt expense of approximately $210 thousand.  As a percentage of net revenue, SG&A expenses decreased to 35.7% in the 2009 six-month period from 37.3% in the same period in 2008. This decrease is the result of the effect of the decreased expenses partially offset by the effect of the decrease in net revenue.

Interest income for the first six months of 2009 totaled $72 thousand, compared to $298 thousand for the same period of the prior year. The difference reflects our reduction in interest bearing cash and cash equivalents (see “THE CREDIT FACILITY” below) during the first six months of 2009 as compared to same period in 2008.  During the first six months of 2008, interest bearing cash and cash equivalents were used to purchase Monarch common stock pursuant to a stock repurchase plan that was in place in the prior year.

Because of a higher average borrowing balance in the first six months of 2009 as compared to the same period of 2008, interest expense increased during the first six months of 2009 to $1.1 million from $135 thousand in same period of 2008.  The higher borrowing balance was attributable to borrowing to fund the Capital Projects.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2009, net cash provided by operating activities totaled $7.6 million, a decrease of $6.6 million or 46.4% compared to the same period last year.  This decrease was primarily related to the timing of the payment of a greater amount of accounts payable during the first six months of 2009 and the collection of a greater amount accounts receivable during the first six months of the prior year.

Net cash used in investing activities totaled $10.4 million and $39.7 million in the six months ended June 30, 2009 and 2008, respectively.  During the six three months of 2009 and 2008, net cash used in investing activities consisted primarily of construction costs associated with the recent expansion phase of the Atlantis (see further discussion of the Capital Projects in the “CAPITAL SPENDING AND DEVELOPMENT” section above) and the acquisition of property and equipment.  Because the construction was completed in January 2009, we used $29.3 million, or 73.8%, less net cash in investing activities during the six months ended June 30, 2009 compared same period in the prior year.

Net cash provided by financing activities of $2.1 million during the six months ended June 30, 2009 represents net borrowings under our Credit Facility (see “THE CREDIT FACILITY” below).

During the six months ended June 30, 2008, we used $1.7 million of net cash in financing activities which consisted of $35.7 million to purchase Monarch common stock pursuant to a stock repurchase plan that was in place in the prior year partially offset by borrowings under our Credit Facility of $34.0 million.

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

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis. The Shopping Center is controlled by an entity whose owners include our controlling stockholders. As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $150,000 in lease payments for the leased driveway space at the Shopping Center during the six months ended June 30, 2009.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”). For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2008 Form 10-K filed on March 13, 2009.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of June 30, 2009 and the next five years and thereafter are as follow:

Contractual Cash Obligations	Payments Due by Period (4)
		less than	1 to 3	4 to 5	more than
	Total	1 year	years	years	5 years
Operating Leases(1)	$ 3,914,000	$ 492,000	$ 740,000	$740,000	$1,942,000
Maturities of Borrowings Under Credit Facility (2)	52,100,000	-	52,100,000	-	-
Purchase Obligations(3)	4,215,000	4,215,000	-	-	-

Total Contractual Cash Obligations	$60,229,000	$4,707,000	$52,840,000	$740,000	$1,942,000

(1) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis and $243,000 per year in lease payments to Triple J (see Note 5. Related Party Transactions, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

(2) The amount represents outstanding draws against our Credit Facility (see “THE CREDIT FACILITY” below) as of June 30, 2009.

(3) Purchase obligations represent approximately $2.2 million of commitments related to capital projects and approximately $2.0 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and construction commitments, approximately $2.0 million are cancelable by us upon providing a 30-day notice.

(4) Because interest payments under our Credit Facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: 1) future short-term interest rates; 2) our future leverage ratio which varies with EBITDA and our borrowing levels and 3) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 2.00% to

3.375% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At June 30, 2009 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.875%.  At June 30, 2009, the one-month LIBOR rate was 0.30%.

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

At June 30, 2009, we had $52.1 million outstanding under the New Credit Facility, none of which was classified as short-term debt.  Short-term debt represents the difference between the amount outstanding at June 30, 2009 and the maximum principal allowed under the New Credit Facility on June 30, 2010.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 2.00% to 3.375% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At June 30, 2009 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.875%.  At June 30, 2009, the one-month LIBOR rate was 0.30%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of June 30, 2009 that are subject to market risk.  As of June 30, 2009 we had $52.1 million of outstanding debt under our New Credit Facility that was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the New Credit Facility at June 30, 2009 would result in a change in our annual interest cost of approximately $521,000.

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

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.  There were no material changes to those risk factors during the three months ended June 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2009, our Annual Meeting of Stockholders was held. The following directors were re-elected to two-year terms and the votes received were as follows:

Director	Votes Received	Votes Withheld
Bob Farahi	10,392,769	1,879,609
Ronald R. Zideck	12,060,676	211,702

Abstentions are effectively treated as votes withheld. The following directors were not up for election, but their terms continue until the 2010 Annual Meeting of Stockholders: John Farahi; Charles W. Scharer and Craig F. Sullivan.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No	Description
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of John Farahi, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Ronald Rowan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: August 10, 2009	By: /s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)