Form 10-Q
period 2009-09-30
MONARCH CASINO & RESORT INC
filed 2009-11-09
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .

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

(Registrant’s telephone number, including area code)

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

Yes ☒                 No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                 No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,125,388 shares
Class	Outstanding at October 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Monarch Casino & Resort, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues
Casino	$24,385,970	$27,612,822	$71,336,715	$77,041,679
Food and beverage	9,546,449	10,582,809	28,965,730	29,891,424
Hotel	6,314,048	6,301,547	17,578,424	17,677,248
Other	1,005,075	1,181,343	3,278,663	3,598,915
Gross revenues	41,251,542	45,678,521	121,159,532	128,209,266
Less promotional allowances	(6,405,742)	(6,891,322)	(19,279,190)	(19,804,909)
Net revenues	34,845,800	38,787,199	101,880,342	108,404,357
Operating expenses
Casino	8,923,845	9,991,844	26,686,637	28,005,260
Food and beverage	4,600,471	5,218,032	13,774,017	14,513,679
Hotel	2,194,823	1,983,818	6,247,994	6,056,911
Other	303,106	338,847	908,346	998,498
Selling, general and administrative	12,203,807	12,732,367	36,133,433	38,713,980
Depreciation and amortization	3,034,674	2,353,562	9,310,580	6,388,848
Total operating expenses	31,260,726	32,618,470	93,061,007	94,677,176
Income from operations	3,585,074	6,168,729	8,819,335	13,727,181
Other (expense) income
Interest income	36,205	36,107	107,964	333,689
Interest expense	(486,921)	(82,981)	(1,608,138)	(82,981)
Total other (expense) income	(450,716)	(46,874)	(1,500,174)	250,708
Income before income taxes	3,134,358	6,121,855	7,319,161	13,977,889
Provision for income taxes	(1,096,500)	(2,096,160)	(2,561,225)	(4,847,260)
Net income	$2,037,858	$4,025,695	$4,757,936	$9,130,629

Earnings per share of common stock
Net income
Basic	$0.13	$0.25	$0.30	$0.53
Diluted	$0.13	$0.25	$0.29	$0.53

Weighted average number of common shares and potential common shares outstanding
Basic	16,122,593	16,122,048	16,122,232	17,238,273
Diluted	16,180,168	16,141,830	16,159,669	17,314,438

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,186,772	$11,756,900
Receivables, net	2,699,250	3,344,441
Federal income tax refund receivable	446,372	—
Inventories	1,514,146	1,564,347
Prepaid expenses	3,062,464	2,851,872
Deferred income taxes	429,300	429,300
Total current assets	19,338,304	19,946,860
Property and equipment
Land	12,712,522	12,162,522
Land improvements	3,511,484	3,511,484
Buildings	136,374,918	133,332,232
Building improvements	10,435,062	10,435,062
Furniture and equipment	105,808,017	96,767,076
Leasehold improvements	1,346,965	1,346,965
	270,188,968	257,555,341
Less accumulated depreciation and amortization	(110,347,678)	(101,825,190)
	159,841,290	155,730,151
Construction in progress	—	4,026,536
Net property and equipment	159,841,290	159,756,687
Other assets, net	3,369,450	2,797,949
Total assets	$182,549,044	$182,501,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Borrowings under credit facility	$—	$2,500,000
Accounts payable	7,140,764	10,213,418
Construction payable	—	5,404,372
Accrued expenses	10,180,192	8,940,110
Federal income taxes payable	—	233,736
Total current liabilities	17,320,956	27,291,636
Long-term debt, less current maturities	48,650,000	47,500,000
Deferred income taxes	4,610,031	2,115,371
Total Liabilities	70,580,987	76,907,007

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,125,388 outstanding at 9/30/09 16,122,048 outstanding at 12/31/08	190,963	190,963
Additional paid-in capital	29,588,261	28,051,009
Treasury stock, 2,970,912 shares at 9/30/09 2,974,252 shares at 12/31/08, at cost	(48,864,979)	(48,943,359)
Retained earnings	131,053,812	126,295,876
Total stockholders’ equity	111,968,057	105,594,489
Total liability and stockholder’s equity	$182,549,044	$182,501,496

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$4,757,936	$9,130,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,310,580	6,388,848
Amortization of deferred loan costs	201,235	—
Share based compensation	1,595,949	1,768,495
Provision for bad debts	1,048,626	818,696
Gain on disposal of assets	(63,948)	(10,200)
Deferred income taxes	2,494,660	759,063
Changes in operating assets and liabilities
Receivables, net	(1,296,179)	867,912
Inventories	50,201	(95,529)
Prepaid expenses	(210,593)	(399,708)
Other assets	(772,736)	—
Accounts payable	(3,072,654)	205,560
Accrued expenses	1,240,083	(15,733)
Federal income taxes	212,636	190,074
Net cash provided by operating activities	15,495,796	19,608,107

Cash flows from investing activities:
Proceeds from sale of assets	83,425	10,200
Acquisition of property and equipment	(9,414,659)	(55,106,897)
Changes in payable construction	(5,404,372)	470,224
Net cash used in investing activities	(14,735,606)	(54,626,473)

Cash flows from financing activities:
Proceeds from exercise of stock options	13,009	—
Tax benefit of stock option exercise	6,673	—
Borrowings under credit facility	9,750,000	42,500,000
Principal payments on long-term debt	(11,100,000)	—
Purchase of treasury stock	—	(35,674,454)
Net cash (used in) provided by financing activities	(1,330,318)	6,825,546
Net decrease in cash	(570,128)	(28,192,820)
Cash and cash equivalents at beginning of period	11,756,900	38,835,820
Cash and cash equivalents at end of period	$11,186,772	$10,643,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,526,077	$82,981
Cash paid for income taxes	$740,000	$2,900,000

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

We have evaluated subsequent events through November 6, 2009, which is the date these condensed consolidated financial statements were issued.

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included.  Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Prior to October 6, 2009, awards under the Company’s frequent player program were recognized as promotional expenses at the time of redemption.  On October 6, 2009, the Company modified several aspects of its frequent player program which resulted in a change in the timing of expense recognition.  Under the new program, the Company recognizes promotional expense at the time points are earned which occurs commensurate with casino patron play.

The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The cost associated with complimentary food, beverage, rooms and merchandise redeemed under the program is recorded in casino costs and expenses.

NOTE 2. STOCK-BASED COMPENSATION

Reported stock based compensation expense was classified as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Casino	$14,606	$19,550	$43,976	$60,519
Food and beverage	14,425	19,512	43,665	55,095
Hotel	5,991	5,748	18,338	25,865
Selling, general and administrative	507,390	573,786	1,489,970	1,627,016
Total stock-based compensation, before taxes	542,412	618,596	1,595,949	1,768,495
Tax benefit	(189,844)	(216,509)	(558,582)	(618,973)
Total stock-based compensation, net of tax	$352,568	$402,087	$1,037,367	$1,149,522

NOTE 3. EARNINGS PER SHARE

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

	Three Months Ended September 30,
	2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,123	$0.13	16,122	$0.25
Effect of dilutive stock options	57	—	20	—
Diluted	16,180	$0.13	16,142	$0.25

	Nine Months Ended September 30,
	2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,122	$0.30	17,238	$0.53
Effect of dilutive stock options	38	(.01)	76	—
Diluted	16,160	$0.29	17,314	$0.53

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.  For the calculation of earnings per share for the three months ended September 30, 2009 and 2008, 1,330,606 and 893,519, respectively, were excluded.  For the calculation of earnings per share for the nine months ended September 30, 2009 and 2008, 1,333,938 and 857,553, respectively were excluded.

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), Topic 105 — Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-01 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168 (“SFAS 168”), The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The FASB Accounting Standards Codification TM (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurements. The guidance defines fair value, establishes a framework for measuring fair value, and expands the disclosure requirements about fair value measurements. The guidance clarifies the principle that fair value should be based on the assumptions market participants would use when pricing assets or liabilities and establishes a hierarchy that prioritizes the information used to develop those assumptions. The guidance applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. In February 2008, the FASB amended the guidance to delay the effective date of the guidance to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company implemented the provisions of the guidance as of January 1, 2008 for those assets and liabilities not subject to the deferral described above. The implementation of the guidance as of January 1, 2009 for assets and liabilities previously subject to the deferral described above did not have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued guidance on business combinations. The primary requirements of the guidance are as follows: (i.) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. (ii.) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable. (iii.) All transaction costs will be expensed as incurred.  Implementation of the guidance would have required treatment prospectively to business combinations completed on or after January 1, 2009. Because the Company had no business combinations during that time, the adoption did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued guidance on noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The guidance changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. The guidance is effective for fiscal years beginning on or after December 15, 2008. The adoption of the guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued guidance on disclosures about derivative instruments and hedging activities. The guidance changes the disclosure requirements for derivative instruments and hedging activities. Under the guidance, entities are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for and the affect of derivative instruments on the entity’s financial position, financial performance and cash flows.  The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of the guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2008, the FASB issued guidance that provides clarification on the application of the guidance on fair value measurements in a market that is not active and provides an example that illustrates key considerations when applying the principles in the guidance to financial assets when the market for these instruments is not active. The adoption of the guidance is not anticipated to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued amended guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The amended guidance addresses application issues  for assets and liabilities arising from contingencies in a business combination. The amended guidance is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the amended guidance requires measurement based on the recognition and measurement criteria of guidance for accounting for contingencies.  The adoption of the amended guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2009, the FASB issued amendments to the impairment guidance which aligns the impairment guidance with that in the guidance for accounting for certain investments in debt and equity securities.  It changes how companies determine whether an other-than-temporary impairment exists for certain beneficial interests by allowing management to exercise more judgment.  The adoption of the guidance did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued additional requirements regarding disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The adoption of the new requirements did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments.  The guidance amends the other-than-temporary impairment guidance relating to certain debt securities and will require a company to assess the likelihood of selling the security prior to recovering its cost basis.  Additionally, when a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income.  The adoption of the guidance did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance provides additional guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets.  The adoption of the guidance did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued amended guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The amended guidance requires that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period.  The Company adopted the amended guidance on January 1, 2009.  The adoption of the amended guidance did not have a material impact on our financial position, results of operations or cash flows.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company currently rents various spaces in a shopping center (the “Shopping Center”) adjacent to the Atlantis which it uses as office and storage space.   John and Bob Farahi, the Company’s Chief Executive Officer and President, respectively, each have an ownership interest in the Shopping Center. The Company paid rent of approximately $57,900 and $114,500, plus common area expenses, for the three and nine months ended September 30, 2009, respectively, and approximately $13,100 and $181,700 plus common area expenses for the three and nine months ended September 30, 2008, respectively.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every year beginning in the 61st month based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for three five-year terms, and, at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $75,000 and $225,000, plus common area maintenance charges, for its leased driveway space at the Shopping Center during each of the three and nine months ended September 30, 2009 and 2008, respectively.

The Company leased sign space from the Shopping Center through July 2008. The lease took effect in March 2005 for a monthly cost of $1. The lease was renewed for another year for a monthly lease of $1,000 effective January 1, 2006, and subsequently renewed on June 15, 2007 for a monthly lease of $1,060. The Company paid $1,060 and $7,420 for the three and nine months ended September 30, 2008, respectively.

The Company occasionally leases billboard advertising space from affiliates of its controlling stockholders and paid $10,500 and $28,000 for the three and nine months ended September 30, 2009, respectively, and paid $7,000 and $28,000 for the three and nine months ended September 30, 2008, respectively.

On December 24, 2007, the Company entered into a lease with Triple “J” Plus, LLC (“Triple J”) for the use of a facility on 2.3 acres of land (jointly the “Property”) across Virginia Street from the Atlantis that the Company currently utilizes for storage.  The managing partner of Triple J is a first-cousin of John and Bob Farahi, the Company’s Chief Executive Officer and President, respectively.  The term of the lease is two years requiring monthly rental payments of $20,256.  Contemporaneously with execution of the lease, the Company entered into an agreement that provides the Company with a purchase option on the Property at the expiration of the lease period while also providing Triple J with a put option to cause the Company to purchase the Property during the lease period.  The purchase price of the Property has been established by a third party appraisal company.  Lastly, as a condition of the lease and purchase option, the Company entered into a promissory note (the “Note”) with Triple J whereby the Company advanced a $2.7 million loan to Triple J.  The Note requires interest only payments at 5.25% and matures on the earlier of i) the date the Company acquires the Property or ii) January 1, 2010.  Triple J notified the Company that it intends to exercise its put option to cause the purchase transaction to close prior to December 31, 2009.  Should Triple J not exercise its put option in December 2009, the Company intends to exercise its purchase option which would cause the purchase transaction to close in January 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monarch Casino & Resort, Inc., through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”).  Monarch’s other wholly owned subsidiary, High Desert Sunshine, Inc., owns a parcel of land located adjacent to the Atlantis.  Monarch was incorporated in 1993 under Nevada law for the purpose of acquiring all of the stock of Golden Road.  The principal asset of Monarch is the stock of Golden Road, which holds all of the assets of the Atlantis.

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

Unless otherwise indicated, “Monarch”, “Company”, “we”, “our” and “us” refer to Monarch Casino & Resort, Inc. and its Golden Road and High Desert Sunshine, Inc. subsidiaries.

OPERATING RESULTS SUMMARY

Below is a summary of our third quarter results for 2009 and 2008:

Amounts in millions, except per share amounts

	Three Months
	Ended September 30,		Percentage
	2009	2008	Increase/(Decrease)
Casino revenues	$24.4	$27.6	(11.6)
Food and beverage revenues	9.5	10.6	(10.4)
Hotel revenues	6.3	6.3	—
Other revenues	1.0	1.2	(16.7)
Net revenues	34.8	38.8	(10.3)
Sales, general and admin exp	12.2	12.7	(3.9)
Income from operations	3.6	6.2	(41.9)
Net income	2.0	4.0	(50.0)

Earnings per share - diluted	0.13	0.25	(48.0)
Operating margin	10.3%	15.9%	(5.6	)pts.

	Nine Months
	Ended September 30,		Percentage
	2009	2008	Increase/(Decrease)
Casino revenues	$71.3	$77.0	(7.4)
Food and beverage revenues	29.0	29.9	(3.0)
Hotel revenues	17.6	17.7	(0.6)
Other revenues	3.3	3.6	(8.3)
Net revenues	101.9	108.4	(6.0)
Sales, general and admin exp	36.1	38.7	(6.7)
Income from operations	8.8	13.7	(35.8)
Net income	4.8	9.1	(47.3)

Earnings per share - diluted	0.29	0.53	(45.3)
Operating margin	8.6%	12.7%	(4.1	)pts.

The decline in revenues for the three months ended September 30, 2009 compared to the same period of the prior year reflect the effects of a challenging operating environment.  As in many other areas around the country, the economic slowdown in Reno in the fourth quarter of 2007 deepened throughout 2008 and has continued through the first nine-months of 2009.  Additionally, aggressive marketing programs by our competitors that began in 2008 have continued through the first nine-months of 2009.  Income from operations was impacted by an increase in depreciation expense of $681 thousand for the quarter ended September 30, 2009 compared to the same prior year period.  This increase in depreciation expense was due to the completion and placing into service of our expansion, remodel and Atlantis Convention Center Skybridge capital projects (see “CAPITAL SPENDING AND DEVELOPMENT” below).  These adverse effects were mitigated somewhat by our ability to reduce sales, general and administrative expense.   We anticipate that downward pressure on revenue will persist as long as we continue to experience the adverse effects of the negative macroeconomic environment and the aggressive marketing programs of our competitors.

These factors were the primary drivers of:

•                  Decreases of 11.6% in our casino revenue and 10.4% in our food and beverage revenue resulting in a net revenue decline of 10.3%;

•                  A decrease in income from operations and diluted earnings per share of 41.9% and 48.0%, respectively;

•                  A decrease in our operating margin by 5.6 points or 35.2%.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain the Atlantis facility in order to present a fresh, high quality product to our guests.

In June 2007, we broke ground on an expansion project several phases of which we completed and opened in the second half of 2008.  New space was added to the first floor casino level, the second and third floors and the basement level totaling approximately 116,000 square feet.  The existing casino floor was expanded by over 10,000 square feet, or approximately 20%.  The first floor casino expansion included a redesigned, updated and expanded race and sports book of approximately 4,000 square feet and an enlarged poker room.   The expansion also included the new Manhattan deli, a New York deli-

style restaurant.  The second floor expansion created additional ballroom and convention space of approximately 27,000 square feet, doubling the existing facilities.  We constructed and opened a pedestrian skywalk over Peckham Lane that connects the Reno-Sparks Convention Center directly to the Atlantis.  In January 2009, we opened the final phase of the expansion project, the new Spa Atlantis featuring an atmosphere, amenities and treatments that are unique from any other offering in our market.  Additionally, many of the pre-expansion areas of the Atlantis were remodeled to be consistent with the upgraded look and feel of the new facilities.  The total cost of these capital projects (the “Capital Projects”) was approximately $73 million.

With the opening of the new skywalk, the Atlantis became the only hotel-casino to be physically connected to the Reno-Sparks Convention Center.  The Reno-Sparks Convention Center offers approximately 500,000 square feet of leasable exhibition, meeting room, ballroom and lobby space.

Capital expenditures at the Atlantis totaled approximately $9.4 and $55.1 million during the first nine months of 2009 and 2008, respectively.  During the nine month periods ended September 30, 2009 and 2008, our capital expenditures consisted primarily of construction costs associated with the Capital Projects, the acquisition of land to be used for administrative offices, gaming equipment to upgrade and replace existing equipment and continued renovation and upgrades to the Atlantis facility.  During the third quarter of 2009, the Company acquired 5.3 acres of land for $3.25 million financed by a draw down from the Credit Facility. The land is located on the eastern perimeter of the current Atlantis footprint immediately across Coliseum Way. A portion of the parcel includes a 14,376-square-foot building that has been leased back to the seller, but the leased portion is intended to be available for future alternative parking or other facilities as the Company’s development needs require.

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

STATEMENT ON FORWARD-LOOKING INFORMATION

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, development activities, legal proceedings and employee matters.  Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to compete, acquisitions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, legislative and regulation changes, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements.  Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our expansion, development activities, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof.  We undertake no obligation to publicly release any revisions to such forward-looking statement to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2009 and 2008

For the three months ended September 30, 2009, our net income was $2.0 million, or $0.13 per diluted share, on net revenues of $34.8 million, a decrease from net income of $4.0 million, or $0.25 per diluted share, on net revenues of $38.8 million for the three months ended September 30, 2008.  Income from operations for the three months ended September 30, 2009 totaled $3.6 million when compared to $6.2 million for the same period in 2008.  Net revenues decreased 10.3%, and net income decreased 50.0%, when compared to last year’s third quarter.

Casino revenues totaled $24.4 million in the third quarter of 2009, an 11.6% decrease from the $27.6 million reported in the third quarter of 2008, which was primarily due to decreased slot revenue. Casino operating expenses amounted to 36.6% of casino revenues in the third quarter of 2009, compared to 36.2% in the third quarter of 2008.  The increase was due primarily due to the decreased casino revenue combined with increased complimentary expenses.

Food and beverage revenues totaled $9.5 million in the third quarter of 2009, a 10.4% decrease from $10.6 million in the third quarter of 2008, due primarily to an 11.1% decrease in the number of covers served partially offset by a 0.6% increase in the average revenue per cover.  Food and beverage operating expenses amounted to 48.2% of food and beverage revenues during the third quarter of 2009 as compared to 49.3% for the third quarter of 2008.  This decrease was primarily the result of lower food and other commodity costs.

Hotel revenues were $6.3 million for each of the third quarters of 2009 and 2008, respectively.  The effects of increased revenue from our new spa, which opened in January 2009, higher average daily room rate (“ADR”) and revenue from a $10 per day resort fee paid by our guests effective June 1, 2009, were all offset by lower hotel occupancy.  During the third quarter of 2009, the Atlantis experienced an 85.5% occupancy rate, as compared to 91.6% during the same period in 2008. The Atlantis’ ADR was $67.76 in the third quarter of 2009 compared to $68.68 in the third quarter of 2008.  Hotel operating expenses as a percent of hotel revenues increased to 34.8% in the 2009 third quarter, compared to 31.5% in the 2008 third quarter. This decrease is primarily due to the effect of the increased operating expenses of our new spa.

Promotional allowances decreased to $6.4 million in the third quarter of 2009 compared to $6.9 million in the third quarter of 2008.  Promotional allowances as a percentage of gross revenues increased to 15.5% during the third quarter of 2009 as compared to 15.1% during the third quarter of 2008.  The increase is attributable to continued efforts to generate additional revenues through promotional efforts and in response to aggressive marketing programs by our competitors.

Other revenues decreased slightly to $1.0 million in the third quarter of 2009 compared to $1.2 million in the third quarter of 2008.

Depreciation and amortization expense was $3.0 million in the third quarter of 2009 as compared to $2.4 million in the third quarter of 2008.  The increase in depreciation expense is primarily related to depreciation of the portion on the Capital Projects (see “COMMITMENTS AND CONTINGENCIES” below) that opened throughout the second half of 2008 and in January 2009.

SG&A expense decreased to $12.2 million in the third quarter of 2009 from $12.7 million in the third quarter of 2008 primarily due to reductions in marketing expense.  As a percentage of net revenue, SG&A expenses increased to 35.0% in the third quarter of 2009 from 32.8% in the same period in 2008.

During the three month period ended September 30, 2009, we paid down $3.45 million, net, from our $60 million credit facility which reduced the outstanding balance at September 30, 2009 to $48.65 million.  Because of a higher average borrowing balance in the third quarter of 2009 as compared to the third quarter of 2008, interest expense increased during the third quarter of 2009 to $487 thousand from $83 thousand in the third quarter of 2008.  The higher borrowing balance was attributable to borrowing to fund the Capital Projects.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2009 and 2008.

For the nine months ended September 30, 2009, our net income was $4.8 million, or $0.29 per diluted share, on net revenues of $101.9 million, a decrease from net income of $9.1 million, or $0.53 per diluted share, on net revenues of $108.4 million during the nine months ended September 30, 2008. Income from operations for the 2009 nine-month period totaled $8.8 million, compared to $13.7 million for the same period in 2008. Net revenues decreased 6.0%, and net income decreased 47.3% when compared to the nine-month period ended September 30, 2008.

Casino revenues for the nine months ended September 30, 2009 totaled $71.3 million, a 7.4% decrease from $77.0 million for the nine months ended September 30, 2009.  Casino operating expenses increased to 37.4% of casino revenues for the nine months ended September 30, 2008, compared to 36.4% for the same period in 2008, primarily due to the decreased casino revenue combined with increased complimentary expenses.

Food and beverage revenues totaled $29.0 million for the nine months ended September 30, 2009, a decrease of 3.0% from the $29.9 million for the nine months ended September 30, 2008, due to an approximate 4.4% decrease in the number of covers served partially offset by an approximate 0.4% increase in the average revenue per cover. Food and beverage operating expenses amounted to 47.6% of food and beverage revenues during the 2009 nine-month period as compared to 48.6% for the same period in 2008.  This decrease was primarily the result of decreased food commodity and other costs.

Hotel revenues for the nine months ended September 30, 2009 remained relatively flat at $17.6 million for the nine months ended September 30, 2009 compared to $17.7 million for the nine months ended September 30, 2008.  Decreases in hotel occupancy and the average daily room rate (“ADR”) were offset by higher revenue from our new spa which opened in January 2009 and revenue from a $10 per day resort fee, paid by our hotel guests, which we implemented on June 1, 2009.  Hotel revenues for the first six months of 2009, and all of 2008, also include a $3 per occupied room energy surcharge. The Atlantis experienced a slight decrease in the ADR during the 2009 nine-month period to $66.83, compared to $67.15 for the same period in 2008.  The occupancy rate decreased to 83.2% for the nine-month period in 2009, from 87.9% for the same period in 2008.  Hotel operating expenses as a percentage of hotel revenues in the first nine months of 2009 were 35.5%, slightly higher than the 34.3% for the same period in 2008. The increase was primarily due to the increased operating costs of the new spa.

Promotional allowances decreased to $19.3 million in the first nine months of 2009 compared to $19.8 million in the same period of 2008.  Promotional allowances as a percentage of gross revenues increased to 15.9% for the first nine months of 2009 compared to 15.4% for the same period in 2008. The increase is attributable to continued efforts to generate additional revenues through promotional efforts

Other revenues were $3.3 million for the nine months ended September 30, 2009, an 8.3% decrease from $3.6 million in the same period in 2008.

Depreciation and amortization expense was $9.3 million in the first nine months of 2009, an increase of 45.3% compared to $6.4 million in the same period last year.  The increase in depreciation expense is primarily related to depreciation expense on the portion of the Expansion assets (see

“COMMITMENTS AND CONTINGENCIES” below) that opened throughout the back half of 2008 and in January 2009.

SG&A expenses decreased 6.7% to $36.1 million in the first nine months of 2009, compared to $38.7 million in the first nine months of 2008, due primarily to reductions in marketing expense of approximately $2.6 million, payroll and benefits expense of approximately $700 thousand and miscellaneous expense reductions of approximately $100 thousand all partially offset by increased utilities expense of approximately $600 thousand related to our expanded facilities and higher bad debt expense of approximately $200 thousand.  As a percentage of net revenue, SG&A expenses decreased slightly to 35.5% in the 2009 nine-month period from 35.7% in the same period in 2008.

Interest income for the first nine months of 2009 totaled $108 thousand, compared to $334 thousand for the same period of the prior year. The difference reflects our reduction in interest bearing cash and cash equivalents (see “THE CREDIT FACILITY” below) during the first nine months of 2009 as compared to same period in 2008.  During the first nine months of 2008, interest bearing cash and cash equivalents were used to purchase Monarch common stock pursuant to a stock repurchase plan that was in place in the prior year.

Because of a higher average borrowing balance in the first nine months of 2009 as compared to the same period of 2008, interest expense increased during the first nine months of 2009 to $1.6 million from $83 thousand in same period of 2008.  The higher borrowing balance was attributable to borrowing to fund the Capital Projects.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2009, net cash provided by operating activities totaled $15.5 million, a decrease of $4.1 million or 21.0% compared to the same period last year.  This decrease was primarily related to lower net income, higher depreciation and amortization and higher deferred income taxes during the first nine months of 2009 combined with the timing of the payment of a greater amount of accounts payable during the first nine months of 2009 and the collection of a greater amount of accounts receivable during the first nine months of the prior year.

Net cash used in investing activities totaled $14.7 million and $54.6 million in the nine months ended September 30, 2009 and 2008, respectively.  During the nine months of 2009 and 2008, net cash used in investing activities consisted primarily of construction costs associated with the recent expansion phase of the Atlantis (see further discussion of the Capital Projects in the “CAPITAL SPENDING AND DEVELOPMENT” section above) and the acquisition of property and equipment.  Because the construction was completed in January 2009, we used $39.9 million, or 73.0%, less net cash in investing activities during the nine months ended September 30, 2009 compared same period in the prior year.

Net cash used in financing activities of $1.3 million during the nine months ended September 30, 2009 represents net payments of our Credit Facility (see “THE CREDIT FACILITY” below).  During the nine months ended September 30, 2008, net cash provided by financing activities totaled $6.8 million which consisted of $35.7 million to purchase Monarch common stock pursuant to a stock repurchase plan that was in place in the prior year offset by borrowings under our Credit Facility of $42.5 million.

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

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis. The Shopping Center is controlled by an entity whose owners include our controlling stockholders. As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every year beginning in the 61st month based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $225,000 in lease payments for the leased driveway space at the Shopping Center during the nine months ended September 30, 2009.

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

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

The economy in northern Nevada and our feeder markets, like many other areas around the country, are experiencing the effects of several negative macroeconomic trends, including a broad economic recession, higher unemployment rates, higher home mortgage defaults and declining residential real estate values.  These negative trends could adversely impact discretionary incomes of our target customers, which, in turn could adversely impact our business.  We believe that as recessionary pressures increase or continue for an extended period of time, target customers may further curtail discretionary spending for leisure activities and businesses may reduce spending for conventions and meetings, both of which would adversely impact our business.  Management continues to monitor these trends and intends, as appropriate, to adopt operating strategies to attempt to mitigate the effects of such adverse conditions.  We can make no assurances that such strategies will be effective.

The constitutional amendment approved by California voters in 1999 allowing the expansion of Native American casinos in California has had an impact on casino revenues in Nevada in general, and many analysts have continued to predict the impact will be more significant on the Reno-Lake Tahoe market.  In addition, in August 2009, a federal district court ruled that more than 10,000 additional slot machines could be added to California tribal casinos.  If other Reno-area casinos continue to suffer business losses due to increased pressure from California Native American casinos, such casinos may intensify their marketing efforts to northern Nevada residents as well, greatly increasing competitive activities for our local customers.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of September 30, 2009 and the next five years and thereafter are as follow:

	Payments Due by Period (4)
Contractual Cash		less than	1 to 3	4 to 5	more than
Obligations	Total	1 year	years	years	5 years
Operating Leases(1)	$3,761,000	$431,000	$740,000	$740,000	$1,850,000
Maturities of Borrowings Under Credit Facility (2)	48,650,000	—	48,650,000	—	—
Purchase Obligations(3)	3,561,000	3,561,000	—	—	—
Total Contractual Cash Obligations	$55,972,000	$3,992,000	$49,390,000	$740,000	$1,850,000

(1) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis and $61,000 in lease payments to Triple J for the last three months of 2009 (see Note 5. Related Party Transactions, in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

(2) The amount represents outstanding draws against our Credit Facility (see “THE CREDIT FACILITY” below) as of September 30, 2009.

(3) Purchase obligations represent approximately $1.6 million of commitments related to the Capital Projects and approximately $2.0 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and capital project commitments, approximately $2.0 million are cancelable by us upon providing a 30-day notice.

(4) Because interest payments under our Credit Facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: 1) future short-term interest rates; 2) our future leverage ratio which varies with EBITDA and our borrowing levels and 3) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 2.00% to 3.375% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At September 30, 2009 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.875%.  At September 30, 2009, the one-month LIBOR rate was 0.25%.

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

At September 30, 2009, we had $48.65 million outstanding under the New Credit Facility, none of which was classified as short-term debt.  Short-term debt represents the difference between the amount outstanding at September 30, 2009 and the maximum principal allowed under the New Credit Facility on September 30, 2010.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 2.00% to 3.375% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At September 30, 2009 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.875%.  At September 30, 2009, the one-month LIBOR rate was 0.25%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of September 30, 2009 that are subject to market risk.  As of September 30, 2009 we had $48.65 million of outstanding debt under our New Credit Facility that was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the New Credit Facility at September 30, 2009 would result in a change in our annual interest cost of approximately $486,500.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation was filed against Monarch on January 27, 2006, by Kerzner International Limited (“Kerzner”) owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada.  The case number assigned to the matter is 3:06-cv-00232-ECR (RAM).  The complaint seeks declaratory judgment prohibiting Monarch from using the name “Atlantis” in connection with offering casino services other than at Monarch’s Atlantis Casino Resort Spa located in Reno, Nevada, and particularly prohibiting Monarch from using the “Atlantis” name in connection with offering casino services in Las Vegas, Nevada; injunctive relief enforcing the same; unspecified compensatory and punitive damages; and other relief. Monarch believes Kerzner’s claims to be entirely without merit and is defending vigorously against the suit. Further, Monarch has filed a counterclaim against Kerzner seeking to enforce the license agreement granting Monarch the exclusive right to use the Atlantis name in association with lodging throughout the state of Nevada; to cancel Kerzner’s registration of the Atlantis mark for casino services on the basis that the mark was fraudulently obtained by Kerzner; and to obtain declaratory relief on these issues.  Discovery has concluded and the period for filing motions prior to trial has closed.  Numerous motions, some potentially dispositive of the lawsuit, were filed by both parties.  On October 21, 2009, the Court issued an Order granting summary judgment in favor of Monarch on Kerzner’s Third, Fifth and Sixth claims for relief.  Thus, only three causes of action against Monarch remain viable, along with Monarch’s counterclaims against Kerzner.  The Court is scheduled to hear oral argument on the pending motions on November 12, 2009.

We are party to other claims that arise in the normal course of business.  Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.  There were no material changes to those risk factors during the three months ended September 30, 2009.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No	Description
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
32.1	Certification of John Farahi, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Ronald Rowan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: November 6, 2009	By: /s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)