Form 10-K
period 2009-12-31
MONARCH CASINO & RESORT INC
filed 2010-03-16
CIK 907242

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☒

Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO  ☒

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2009, based on the closing price as reported on The Nasdaq Stock Market (SM) of $7.30 per share, was approximately $117.7 million.

As of March 4, 2010, Registrant had 16,125,388 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2010 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K WHICH EXPRESS THE “BELIEF”, “ANTICIPATION”, “INTENTION”, “EXPECTATION”, OR “SCHEDULED” AS WELL AS OTHER  STATEMENTS WHICH ARE NOT HISTORICAL FACT, AND STATEMENTS AS TO BUSINESS OPPORTUNITIES, MARKET CONDITIONS, COST ESTIMATIONS AND OPERATING PERFORMANCE INSOFAR AS THEY MAY APPLY PROSPECTIVELY, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED.

PART I

ITEM 1. BUSINESS

Monarch Casino & Resort, Inc. (the “Company” or “we”), through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”).  Monarch’s other wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”) and Golden North, Inc. (“Golden North”), each own separate parcels of land located adjacent to the Atlantis. Unless otherwise indicated, “Monarch” or the “Company” refers to Monarch Casino & Resort, Inc. and its subsidiaries. Monarch was incorporated in 1993 under Nevada law for the purpose of acquiring all of the stock of Golden Road. The principal asset of Monarch is the stock of Golden Road, which holds all of the assets of the Atlantis.  Our principal executive offices are located at 3800 S. Virginia Street; Reno, Nevada 89502; telephone (775) 335-4600.

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

THE ATLANTIS CASINO RESORT SPA

Through Golden Road, we own and operate the Atlantis Casino Resort Spa, which is located approximately three miles south of downtown in the generally more affluent area of Reno, Nevada.  The Atlantis features approximately 61,000 square feet of casino space; a hotel and a motor lodge with a combined 973 guest rooms; ten food outlets; an enclosed year-round pool with waterfall; an outdoor pool; a health spa; two retail outlets offering clothing and resort gift shop merchandise; a full service salon for men and women; an 8,000 square-foot family entertainment center; and approximately 52,000 square feet of banquet, convention and meeting room space.

In June 2007, we broke ground on an expansion project, several phases of which we completed and opened in the second half of 2008.  New space was added to the first floor casino level, the second and third floors and the basement level totaling approximately 116,000 square feet.  The existing casino floor was expanded by over 10,000 square feet, or approximately 20%.  The first floor casino expansion includes a redesigned, updated and expanded race and sports book of approximately 4,000 square feet and an enlarged poker room.   The expansion also included the new “Manhattan deli”, a New York deli-style restaurant.  The second floor expansion created additional ballroom and convention space of approximately 27,000 square feet, doubling the existing facilities.  We constructed and opened a pedestrian skywalk over Peckham Lane that connects the Reno-Sparks Convention Center directly to the Atlantis.  In January 2009, we opened the final phase of the expansion project, the new Spa Atlantis featuring an atmosphere, amenities and treatments that are unique from any other offering in our market.  Additionally, many of the pre-expansion areas of the Atlantis were redesigned to be consistent with the upgraded look and feel of the new facilities.  Through December 31, 2009, the Company had incurred approximately $80 million related to these capital projects.

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

The Atlantis offers what we believe are higher than average payout rates on slot machines relative to other northern Nevada casinos.  We seek to attract high-end players through high quality amenities and services and by extension of gaming credit after a careful credit history evaluation.

HOTEL AND MOTOR LODGE

The Atlantis includes three contiguous high-rise hotel towers with a total of 824 rooms and suites, and a low-rise motor lodge with an additional 149 rooms, for a total of 973 guest rooms. The first of the three hotel towers contains 160 rooms and suites in 13 stories. The 19-story second hotel tower contains 278 rooms and suites. The third tower contains 386 rooms and suites in 28 stories. The rooms on the top seven floors in the third tower are nearly 20% larger than the standard guest rooms and offer key card elevator access, upscale accommodations and a private concierge service.

The Atlantis hotel rooms feature design and furnishings consistent with the highest quality in the Northern Nevada market as well as nine-foot ceilings (most standard hotel rooms have eight-foot ceilings), which create an open and spacious feel. The third hotel tower features a four-story waterfall with an adjacent year-round swimming pool in a climate controlled, five-story glass enclosure, which shares an outdoor third floor pool deck with a seasonal outdoor swimming pool and year round whirlpool. A full service salon (the “Salon at Atlantis”) overlooks the third floor sundeck and outdoor seasonal swimming pool and offers salon-grade products and treatments for hair, nails, skincare and body services for both men and women. A health spa is located adjacent to the swimming areas which offers treatments and amenities unique to our market.  The hotel rooms on the spa floor are designated as “spa rooms” and feature décor that is themed consistent with the spa.  Certain spa treatments are also available in spa floor hotel rooms.  The hotel also features glass elevators rising the full 19 and 28 stories, respectively, of the two taller hotel towers, providing panoramic views of the Reno area and the Sierra Nevada mountain range.

The 149-room motor lodge is a two-story structure located adjacent to the hotel. The motor lodge rooms, are smaller than the tower hotel rooms and have standard eight-foot ceilings. We believe the motor lodge rooms appeal to value conscious travelers who want to enjoy the experience and amenities of a first-class hotel-casino resort.

The average occupancy rate and average daily room rate at the Atlantis for the following periods were:

	Years ended December 31,
	2009	2008	2007
Occupancy rate	80.6%	84.9%	93.8%
Average daily room rate	$64.91	$65.52	$74.04

We continually monitor and adjust hotel room rates based upon demand and other competitive factors. Our average daily room rate was adversely impacted in 2008 and 2009 by the declining market demand and by rooms sold at discounted rates to select wholesale operators for tour and travel packages.

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

•                  The 160-seat, Atlantis Steakhouse gourmet restaurant.

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

•                  The 178-seat 24-hour Purple Parrot coffee shop.

•                  The 122-seat  Café Alfresco  restaurant serving a full menu, pizzas prepared in a wood-fired, brick oven and a variety of gelato deserts.

•                  The 170-seat Manhattan deli restaurant specializing in piled-high sandwiches, soups, salads and desserts

•                  Two gourmet coffee bars, offering specialty coffee drinks, pastries and desserts made fresh daily in the Atlantis bakery.

•                  A snack bar and soda fountain serving ice cream and arcade-style refreshments.

THE SKY TERRACE

The Sky Terrace is a unique structure with a diamond-shaped, blue glass body suspended approximately 55 feet, and spanning 160 feet across, South Virginia Street.  The Sky Terrace connects the Atlantis with additional parking on our 16-acre site across South Virginia Street. The structure rests at each end on two 100-foot tall Grecian columns with no intermediate support pillars. The tropically-themed interior of the Sky Terrace contains the Oyster Bar, the Sushi Bar, a video poker bar, banks of slot machines and a lounge area with oversized leather sofas and chairs.

Operations at the Atlantis are conducted 24 hours a day, every day of the year. The Atlantis’ business is seasonal in nature, with higher revenues during the summer months and lower revenues during the winter months.

ATLANTIS IMPROVEMENTS

We have continuously invested in upgrading the Atlantis and providing for future expansion opportunities.  Our capital expenditures at the Atlantis were $15.8 million in 2009; $67.9 million in 2008 and $17.3 million in 2007.

During 2009, 2008 and 2007 capital expenditures primarily consisted of construction costs associated with the expansion, skybridge and redesign capital projects that commenced in June 2007. During 2009 we spent approximately $5.2 million to acquire two additional land parcels with buildings within close proximity to the Atlantis (see additional discussion of these parcels below under “Properties” in ITEM 2.).

ADDITIONAL EXPANSION POTENTIAL

Expansion potential at our current site is twofold.  First, we could further expand our existing hotel and casino, thereby giving us more hotel rooms, amenities and additional casino space.  Second, we could develop the 16-acre parcel we own across the street from the Atlantis. This site is connected to the Atlantis by the Sky Terrace and is currently used for parking and special events related to the Atlantis.  Our 16-acre parcel meets all current Reno zoning requirements in the event we decide to build another resort casino or entertainment facility.  We have also recently acquired additional land adjacent to our two large sites that would facilitate expansion opportunities by allowing us to relocate certain of our administrative and other non-operational personnel and offices.

MARKETING STRATEGY

The Reno/Sparks region is a major gaming and leisure destination with aggregate gaming revenues of approximately $715 million (as reported by the Nevada State Gaming Control Board).

Our revenues and operating income are principally dependent on the level of gaming activity at the Atlantis casino.  Our predominant marketing goal is to utilize all of the Atlantis facilities to generate additional casino play.  Our secondary goal is to maximize revenues from our hotel, food and beverage, spa cocktail lounges, convention and meeting rooms, retail and other amenities.

Our marketing efforts are directed toward three broad consumer groups:  leisure travelers, conventioneers and northern Nevada residents.   We believe the Atlantis’ location south of downtown Reno, near the airport, near major freeway arteries and across the street from the Reno-Sparks Convention Center makes the facility appealing to all three groups.

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

COMPETITION

Competition in the Reno area gaming market is intense.  Based on information obtained from the December 31, 2009 Gaming Revenue Report published by the Nevada State Gaming Control Board, there are approximately 10 casinos in the Reno area which generate more than $12.0 million each in annual gaming revenues.

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

We believe that the Atlantis’ primary competition for conventioneers comes from other large-scale hotel casinos in the Reno area that actively target the convention market segment, and from other cities in the western United States with large convention facilities and substantial hotel capacity, including Las Vegas.  We compete for conventioneers based on the desirability of our location, the quality and ambiance of the Atlantis facility, meeting and banquet rooms designed to appeal to conventions and groups, friendly, efficient service, and the quality and relative value of its rooms and food and beverage offerings.  We believe that the Atlantis’ proximity to the Reno-Sparks Convention Center, and the enclosed pedestrian skybridge over Peckham Lane that connects the Atlantis directly into the Reno-Sparks Convention Center facilities, affords us a distinct competitive advantage in attracting conventioneers.

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

The Atlantis also competes for gaming guests with hotel casino operations located in other parts of Nevada, especially Las Vegas and Lake Tahoe, and with hotel casinos, Native American owned casinos, and riverboat casinos located elsewhere throughout the United States and the world.  We believe that the Atlantis also competes to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, and other forms of legalized gaming, particularly in northern California and the Pacific Northwest.

The constitutional amendment approved by California voters in 2000 allowing the expansion of Native American casinos in California has had an adverse impact on casino revenues in Nevada in general, and many analysts have continued to predict the impact will be more significant on the Reno-Lake Tahoe market.  The extent of this continued impact is difficult to predict, but we believe that the impact on us will continue to be mitigated to some extent by the revenue generated from the Reno area residents and our proximity to the Reno-Sparks Convention Center.  However, if other Reno area casinos continue to suffer business losses due to increased pressure from California Native American casinos, they may intensify their marketing efforts to Reno-area residents as well. However, we believe our numerous amenities, such as a wide array of restaurants, banquet facilities, spa and surface parking are key advantages in our ability to attract Locals that competitor facilities cannot easily match without major capital expenditures.

Certain experienced Nevada gaming operators have agreements to build and manage Native American casino facilities near San Francisco, one of Reno’s key feeder markets. Once these facilities receive all the required permits and are built, they could provide an alternative for drive market guests to Reno area casinos, especially during certain winter periods when auto travel through the Sierra Nevada mountain passes is hampered. One major facility near Sacramento has been operating since June 2003 and a second Sacramento area facility opened in 2008.  Both have been very successful, adversely impacting many hotel casinos in Reno.

We also believe that the legalization of unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis’ feeder markets, such as San Francisco or Sacramento, could have a material adverse impact on our business.

In June 2004, five California Indian tribes signed compacts with the state that allow the tribes to increase the number of slot machines beyond the previous 2,000-per-tribe limit in exchange for higher fees from each of the five tribes.  In February 2008, the voters of the State of California approved compacts with four tribes located in Southern California that increased the limit of Native American operated slot machines in the State of California.

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

The Nevada Gaming Act requires any person who acquires more than 5% of Monarch’s voting securities to report the acquisition to the Nevada Gaming Commission.  The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada Gaming Control Board mails the written notice requiring such filing.  Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 25%, of our voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if the institutional investor holds the voting securities for investment purposes only, and for a waiver of the requirement for an approval of a change of control if the acquisition is above 20% of the voting securities.  An institutional investor is not deemed to hold voting securities for investment purposes unless they were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action that the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only.  Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

EMPLOYEES

As of March 4, 2010, we had approximately 1,770 employees.  None of our employees are covered by collective bargaining agreements.  We believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS

Our business prospects are subject to various risks and uncertainties that impact our business. You should carefully consider the following discussion of risks, and the other information provided in this annual report on Form 10-K. The risks described below are not the only ones facing us; however, they do represent all material risks currently known to us.  Additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business.

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

OUR BUSINESS IS PARTICULARLY SENSITIVE TO REDUCTIONS IN DISCRETIONARY CONSUMER SPENDING AS A RESULT OF DOWNTURNS IN THE ECONOMY

Consumer demand for entertainment and other amenities at hotel-casino properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. For example, the year ended December 31, 2009 was one of the toughest periods in Reno Locals history. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of the current decline in consumer confidence in the economy, including the current housing crisis and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.

The current housing crisis and economic slowdown in the United States has resulted in a significant decline in the amount of tourism and spending in the Reno area. If this decline continues, our financial condition, results of operations and cash flows would be adversely affected.

INTENSE COMPETITION EXISTS IN THE GAMING INDUSTRY, AND WE EXPECT COMPETITION TO CONTINUE TO INTENSIFY

The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous casinos and hotel-casinos of varying quality and size in our market. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses, and could compete with any new forms of gaming that may be legalized in the future. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. We compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas.

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding the Atlantis. In addition, our competitors have also invested in expanding their existing facilities and developing new facilities. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in our market, and this intense competition can be expected to continue. In addition, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.

If our competitors operate more successfully than we do, if they attract customers away from us as a result of aggressive pricing and promotion, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if they operate in jurisdictions that gives them operating advantages due to differences or changes in gaming regulations or taxes, or if additional hotels and casinos are established in and around  our market, we may lose market share or the ability to attract or retain employees. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations.

WE ARE SUBJECT TO EXTENSIVE TAXATION POLICIES, WHICH MAY HARM OUR BUSINESS

The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees, in addition to normal federal corporate income taxes, and such taxes and fees are subject to increase at any time.  In a Special Legislative Session in February 2010, the Nevada Legislature was asked to consider an increase in Nevada gaming taxes. While the measure did not succeed, the Nevada Legislature will meet again in 2011, and Nevada’s budget deficit is expected to cause pressure on the Legislature to consider new and additional taxes. If there is any material increase in state and local taxes and fees, our business, financial condition and results of operations could be adversely affected.

THE GLOBAL FINANCIAL CRISIS AND DECLINE IN CONSUMER SPENDING MAY HAVE AN EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION IN WAYS THAT WE CURRENTLY CANNOT ACCURATELY PREDICT

The continued credit crisis, economic downturn and related turmoil in the global financial system have had and may continue to have an effect on our business and financial condition. We are not able to predict the duration or severity of the economic downturn.  The significant distress recently experienced by financial institutions has had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industry. The ongoing credit and liquidity crisis has greatly restricted the availability of capital and has caused the cost of capital (if available) to be much higher than it has traditionally been. Accessing the capital markets in this environment could increase the costs of our projects, which could have an impact on our flexibility to react to changing economic and business conditions and our ability or willingness to fund any future expansion projects. All of these effects could have a material adverse effect on our business, financial condition and results of operations.

ENERGY PRICE INCREASES MAY ADVERSELY AFFECT OUR COST OF OPERATIONS AND OUR REVENUES

The Atlantis uses significant amounts of electricity, natural gas and other forms of energy.  While no shortages of energy or fuel have been experienced to date, substantial increases in energy and fuel prices, in the United States have, and may continue to, negatively affect our results of operations. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, of which the impact could be material. In addition, energy and gasoline price increases could result in a decline of disposable income of potential customers, an increase in the cost of travel and a corresponding decrease in visitation and spending at our properties, which could have a significant adverse effect on our business, financial condition and results of operations.

CERTAIN OF STOCKHOLDERS OWN LARGE INTERESTS IN OUR CAPITAL STOCK AND MAY SIGNIFICANTLY INFLUENCE OUR AFFAIRS

John Farahi and Bob Farahi, officers and directors of the Company, together with their brother Ben Farahi, beneficially own approximately 44% of the Company’s outstanding shares of common stock.   As such, members of the Farahi family, if voting together, have the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH.  OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL

Our ability to make payments on and to refinance our indebtedness and to fund future capital expenditures and expansion efforts will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  It is possible that our business will generate insufficient cash flows from operations, or that future borrowings will be available to us under our bank credit facility, in amounts sufficient to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness at maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be effected on satisfactory terms, if at all.

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

OUR BUSINESS MAY BE ADVERSELY IMPACTED IF THE RENO ECONOMY CONTINUES TO DECLINE

We market to and rely upon business from Reno area residents.  Adverse changes in the business and employment conditions in Reno brought on by the economic recession have adversely impacted our business.  There can be no guarantee that such conditions will improve or will not continue to worsen.  Additional erosion in business and employment conditions in Reno could adversely impact our business.

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

Several Native American casinos have opened in Northern California since passage of the 2000 constitutional amendment. Certain experienced Nevada gaming operators manage Native American casino facilities near Sacramento, one of Reno’s key feeder markets.  One major facility near Sacramento has been operating since June 2003 and a second facility near Sacramento opened in 2008.  Both have been very successful, adversely impacting many hotel casinos in Reno. Central and Northern California gaming facilities could provide an alternative to Reno area casinos, especially during certain winter periods when auto travel through the Sierra Nevada mountain passes is hampered. This loss of California drive-in guests could adversely affect our operations.

We also believe that the legalization of unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis’ key non-Reno marketing areas, such as San Francisco or Sacramento, could have a material adverse impact on our business.

In June 2004, five California Native American tribes signed compacts with the state that allow the tribes to increase the number of slot machines beyond the previous 2,000-per-tribe limit in exchange for higher fees from each of the five tribes.  In February 2008, the voters of the State of California approved compacts with four tribes located in Southern California that increase the limit of Native American operated slot machines in the State of California.

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

AN OUTBREAK OF HIGHLY INFECTIOUS DISEASE COULD ADVERSELY AFFECT THE NUMBER OF VISITORS TO OUR FACILITIES AND DISRUPT OUR OPERATIONS,

RESULTING IN A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS

There have been recent fears concerning the spread of an “avian flu”, H1N1 or “swine flu” and cruise ships have reported other highly infectious virus outbreaks.  Potential future outbreaks of highly infectious diseases may adversely affect the number of visitors to our property and our business and prospects. Furthermore, an outbreak might disrupt our ability to adequately staff our business and could generally disrupt our operations. If any of our guests or employees is suspected of having contracted certain highly contagious diseases, we may be required to quarantine these customers or employees or the affected areas of our facilities and temporarily suspend part or all of our operations at affected facilities. Any new outbreak of such a highly infectious disease could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to reduce our policy limits or agree to certain exclusions from our coverage. Among other factors, it is possible that the situation in Iraq, Afghanistan, homeland security concerns, other catastrophic events or any change in government legislation governing insurance coverage for acts of terrorism could materially adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits) and additional exclusions from coverage. Among other potential future adverse changes, in the future we may elect not to, or may not be able to, obtain any coverage for losses due to acts of terrorism.

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

OUR COMMON STOCK PRICE MAY FLUCTUATE SUBSTANTIALLY, AND A STOCKHOLDER’S INVESTMENT COULD DECLINE IN VALUE

The market price of our common stock may fluctuate substantially due to many factors, including:

•      actual or anticipated fluctuations in our results of operations;

•      announcements of significant acquisitions or other agreements by us or by our competitors;

•      our sale of common stock or other securities in the future;

•      trading volume of our common stock;

•      conditions and trends in the gaming and destination entertainment industries;

•      changes in the estimation of the future size and growth of our markets; and

•      general economic conditions, including, without limitation, changes in the cost of fuel and air travel.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to companies’ operating performance. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, stockholder derivative lawsuits and/or securities class action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

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

(d)  Leased land consisting of 37,368 square-feet next door to the Atlantis serving as a driveway entrance to the Atlantis.  The least term ends in 2019.  For a further description of the least terms, see Item 8, “FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Notes 4 and 10”.

(e) An approximate 2.3-acre site with a 27,508 square foot building adjacent to the Administrative Site utilized for storage and administrative offices.  The parcel was subject to a lease in 2009 until its acquisition in November 2009.  For a further description of the least terms, see Item 8, “FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Notes 4 and 10”.

(f) An approximate 5.3-acre site with a 14,376 square foot building across Coliseum Way from the Atlantis.  A portion of the site, and the building, have been leased back to the seller.  We expect to use the site for additional parking, storage and administrative offices for Atlantis staff.

Our credit facility is secured by liens on all of our real property.

ITEM 3. LEGAL PROCEEDINGS

As previously disclosed, litigation was filed against Monarch on January 27, 2006, by Kerzner International Limited (“Kerzner”) owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada.  The case number assigned to the matter is 3:06-cv-00232-ECR (RAM).  The complaint seeks declaratory judgment prohibiting Monarch from using the name “Atlantis” in connection with offering casino services other than at Monarch’s Atlantis Casino Resort Spa located in Reno, Nevada, and particularly prohibiting Monarch from using the “Atlantis” name in connection with offering casino services in Las Vegas, Nevada; injunctive relief enforcing the same; unspecified compensatory and punitive damages; and other relief. Monarch believes Kerzner’s claims to be entirely without merit and is defending vigorously against the suit. Further, Monarch has filed a counterclaim against Kerzner seeking to cancel Kerzner’s registration of the Atlantis mark for casino services and to obtain declaratory relief on these issues.  Upon conclusion of discovery, various motions were filed by the parties.  On December 14, 2009, the court ruled on the pending motions, significantly narrowing the issues for trial.  Kerzner next filed a Request for Certification of Interlocutory Appeal as to the court’s December 14, 2009 Orders.  Kerzner’s Request was rejected by the court in its Order issued February 25, 2010, and the parties are proceeding with pre-trial preparation.  No trial date has been set as of this filing.

We are party to other claims that arise in the normal course of business.  Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Our common stock trades on The NASDAQ Stock Market under the symbol MCRI. The following table sets forth the high and low bid prices of our common stock, as reported by the NASDAQ Stock Market, during the periods indicated.

	2009		2008
	High	Low	High	Low
First quarter	$12.26	$3.59	$24.47	$15.89
Second quarter	$11.08	$5.16	$19.23	$11.52
Third quarter	$13.32	$6.89	$14.53	$10.20
Fourth quarter	$10.93	$6.22	$11.81	$5.16

As of March 5, 2010, there were approximately 85 holders of record of our common stock, and approximately 2,033 beneficial stockholders.

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

STOCK PERFORMANCE GRAPH

The following chart reflects the cumulative total return (change in stock price plus reinvested dividends) of a $100 investment in the Company’s Common Stock from the five-year period from December 31, 2004 through December 31, 2009, in comparison to the Standard & Poor’s 500 Composite Stock Index and an industry peer group index. The comparisons are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Monarch Casino & Resort, Inc.	100.00	111.47	117.78	118.77	57.46	39.95
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Peer Group Index*	100.00	92.88	160.96	194.25	30.90	46.41

*Peer Group index comprised of:  Ameristar Casinos, Inc.; Boyd Gaming Corp; Isle of Capri Casinos, Inc.; Las Vegas Sands Corp.; MGM Mirage; Nevada Gold & Casinos, Inc.; Penn National Gaming, Inc.; Pinnacle Entertainment, Inc.; Riviera Holdings Corp.; and Wynn Resorts, Ltd

ITEM 6. SELECTED FINANCIAL DATA

	Years ended December 31, (Amounts in thousands, except per share amounts)
	2009		2008		2007		2006		2005
OPERATING RESULTS
Casino revenues	$94,511		$100,904		$110,259		$103,333		$94,501
Other revenues	64,941		66,688		75,117		72,329		67,165
Gross revenues	159,452		167,592		185,376		175,662		161,666
Promotional allowances	(25,720)		(26,222)		(25,519)		(23,693)		(21,881)
Net revenues	133,732		141,370		159,856		151,969		139,785
Income from operations	9,142	(F1)	14,686	(F2)	35,688	(F3)	33,492	(F4)	33,069	(F5)
Income before income tax	7,163		14,518		37,464		33,860		32,056
Net income	$4,841		$9,541		$24,480		$22,080		$21,035

INCOME PER SHARE OF COMMON STOCK
Net income per share
Basic	$0.30		$0.56		$1.28		$1.16		$1.12
Diluted	$0.30		$0.56		$1.27		$1.15		$1.10

Weighted average number of common shares and potential common shares outstanding
Basic	16,123		16,958		19,058		18,990		18,849
Diluted	16,159		17,017		19,329		19,275		19,094

OTHER DATA
Depreciation and amortization	$12,501		$9,892		$8,138		$8,559		$8,379
Other (expense) income	$(1,979)		$(168)		$1,776		$368		$(1,013)
Capital expenditures (F6)	$15,845		$67,882		$17,287		$5,795		$6,113

BALANCE SHEET DATA
Total assets	$185,787		$182,502		$154,286		$138,381		$117,670
Current maturities of long-term debt	$1,000		$2,500		$—		$—		$—
Long-term debt, less current maturities	$47,500		$47,500		$—		$—		$8,100
Stockholders’ equity (F7)	$112,504		$105,595		$129,419		$115,646		$87,559

Footnotes to Selected Financial Data:

(F1)        2009 includes a $64 thousand gain on disposal of fixed assets and a $1.4 million one-time, non-cash charge related to the implementation of a new frequent player club (see additional discussion in Item 8, “FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Note 1, Promotional Allowance.”

(F2)        2008 includes a $34 thousand gain on disposal of fixed assets

(F3)        2007 includes a $7 thousand gain on disposal of fixed assets

(F4)        2006 includes a $55 thousand loss on disposal of fixed assets

(F5)        2005 includes a $42 thousand gain on disposal of fixed assets.

(F6)        Includes amounts financed with debt or capitalized lease obligations.

(F7)        We paid no dividends during the five year period ended December 31, 2009.

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

OPERATING RESULTS SUMMARY

Below is a summary of our results for the years ended December 31 for 2009, 2008 and 2007, respectively:

Amounts in millions, except per share amounts

				Percentage
				Increase / (Decrease)
	2009	2008	2007	09 vs 08		08 vs 07
Casino revenues	$94.5	$100.9	$110.3	(6.3)%		(8.5)%
Food and beverage revenues	38.2	39.5	42.4	(3.3)%		(6.8)%
Hotel revenues	22.4	22.3	27.9	0.4%		(20.1)%
Other revenues	4.4	5.0	4.9	(12.0)%		2.0%
Net revenues	133.7	141.4	159.9	(5.4)%		(11.6)%
Sales, general and admin exp	47.9	51.2	50.0	(6.4)%		2.4%
Income from operations	9.1	14.7	35.7	(38.1)%		(58.8)%

Net income	4.8	9.5	24.5	(49.5)%		(61.2)%

Earnings per share - diluted	0.30	0.56	1.27	(46.4)%		(55.9)%

Operating margin	6.8%	10.4%	22.3%	(3.6	)pts	(11.9	)pts

Our results for the year ended December 31, 2009 reflect the effects of the challenging operating environment that began in the three month period ended December 31, 2007.  As in many other areas around the country, the economic downturn in northern Nevada in the fourth quarter of 2007 has deepened throughout 2008 and 2009.  Other factors causing negative financial impact that continued from the fourth quarter of 2007 were aggressive discounting programs by our competitors.  In response to these challenges, we increased promotional expenditures to attract and retain guests.  Furthermore, based on statistics released by the Nevada Gaming Control Board, the Reno gaming market has shrunk in the aggregate.  We anticipate that downward pressure on profits will persist as long as we continue to experience the adverse effects of the negative macroeconomic environment and the aggressive marketing programs of our competitors.

Our results also reflect a one-time, non-cash charge of $1.4 million related to the launch of our new EZ Comp(SM) program on October 6, 2009.  This program allows Atlantis patrons to redeem complimentary food, beverages and other services (“Complimentaries”) directly at Atlantis food outlets or other points of service throughout the casino.  Before the launch of EZ Comp(SM), Atlantis patrons were required to obtain vouchers from Atlantis service personnel prior to redeeming a Complimentary.  The new EZ Comp(SM) system also allows Atlantis patrons to see their unredeemed Complimentary point balances and corresponding point values.  Prior to the launch of the EZ Comp(SM) program, we recognized expense at the time Complimentary points were redeemed and the redemption value was at our discretion.  Under the new program, we recognize Complimentaries expense at the time points are earned, which occurs commensurate with casino patron play.  The redemption value is now known to the patron.  This change in our program resulted in a one-time, non-cash charge in the fourth quarter of 2009 of approximately $1.4 million to recognize the liability for redemable Complimentary point balances on the date the EZ Comp(SM) program was launched.

These factors were the primary drivers of:

•                  Decreases of 6.3% and 3.3% in our casino and food and beverage revenues, respectively, resulting in a net revenue decrease of 5.4%.

•                  A decrease in our 2009 operating margin by 3.6 points or 34.6%.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain the Atlantis facility in order to present a fresh, high quality product to our guests.

In June 2007, we broke ground on an expansion project several phases of which we completed and opened in the second half of 2008.  New space was added to the first floor casino level, the second and third floors and the basement level totaling approximately 116,000 square feet.  The existing casino floor was expanded by over 10,000 square feet, or approximately 20%.  The first floor casino expansion includes a redesigned, updated and expanded race and sports book of approximately 4,000 square feet and an enlarged poker room.   The expansion also included the new “Manhattan Deli”, a New York deli-style restaurant.  The second floor expansion created additional ballroom and convention space of approximately 27,000 square feet, doubling the existing facilities.  We constructed and opened a pedestrian skywalk over Peckham Lane that connects the Reno-Sparks Convention Center directly to the Atlantis.  In January 2009, we opened the final phase of the expansion project, the new Spa Atlantis featuring an atmosphere, amenities and treatments that are unique from any other offering in our market.  Additionally, many of the pre-expansion areas of the Atlantis were remodeled to be consistent with the upgraded look and feel of the new facilities.    Through December 31, 2009, the Company had incurred approximately $80 million related to these capital projects.

With the opening of the new skywalk the Atlantis became the only hotel-casino to be physically connected to the Reno-Sparks Convention Center.  The Reno-Sparks Convention Center offers approximately 500,000 square feet of leasable exhibition, meeting room, ballroom and lobby space.

We have continuously invested in upgrading the Atlantis.  Our capital expenditures at the Atlantis were $15.8 million in 2009; $67.9 million in 2008 and $17.3 million in 2007.

During 2009, 2008 and 2007 capital expenditures primarily consisted of construction costs associated with the expansion, skybridge and redesign capital projects that commenced in June 2007. During 2009 we spent approximately $5.2 million to acquire two additional land parcels with buildings within close proximity to the Atlantis (see additional discussion of these parcels above under “Properties” in ITEM 2.).

Future cash needed to finance ongoing capital expenditures is expected to be available from operating cash flow, the Credit Facility (see “THE CREDIT FACILITY” below) and, if necessary, additional borrowings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Certain of our policies, including the estimated lives assigned to our assets, the determination of bad debt reserves, self insurance reserves, concentration of credit risk, the calculation of income tax liabilities and the calculation of share-based compensation, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on historical experience, terms of existing contracts, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate.  There can be no assurance that actual results will not differ from our estimates.  To provide an understanding of the methodologies applied, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the Notes to Consolidated Financial Statements.

The consolidated financial statements include the accounts of Monarch, Golden Road, High Desert and Golden North. Intercompany balances and transactions are eliminated.

Self-insurance Reserves

We are currently self insured up to certain stop loss amounts for workers’ compensation and certain medical benefit costs provided to our employees.  The Company reviews self-insurance reserves at least quarterly. The reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reports prepared by the third party plan administrator for any significant unpaid claims.  The reserve is an amount estimated to pay both reported and unreported claims as of the balance sheet date.  We believe changes in medical costs, trends in claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for this reserve.  Unforeseen developments in existing claims, or the possibility that our estimate of unreported claims differs materially from the actual amount of unreported claims, could result in the over or under estimation of our self-insurance reserve.

Casino Revenues

Casino revenues represent the net win from gaming activity, which is the difference between wins and losses.  Additionally, net win is reduced by a provision for anticipated payouts on slot participation fees, progressive jackpots and any pre-arranged marker discounts.  Progressive jackpot provision estimates are determined based on the award amount and the statistical probability of a player receiving that award.  The frequency of future progressive jackpot awards could vary from the statistical probability used in determining the estimate.

Promotional Allowances

Our frequent player program, Club Paradise, allows members, through the frequency of their play at the casino, to earn and accumulate points which may be redeemed for a variety of goods and services at the Atlantis. Points may be applied toward room stays at the hotel, food and beverage consumption at the food outlets, gift shop items as well as goods and services at the spa and beauty salon. Points earned may also be applied toward off-property events such as concerts, shows and sporting events. Points may not be redeemed for cash.

The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances.  The cost of the products and services provided is reported as casino operating expense.

Income Taxes

Income taxes are recorded in accordance with the liability method pursuant to authoritative guidance.  Under the asset and liability approach for financial accounting and reporting for income taxes, the following basic principles are applied in accounting for income taxes at the date of the financial statements: (a) a current liability or asset is recognized for the estimated taxes payable or refundable on taxes for the current year; (b) a deferred income tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on the provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred income taxes is reduced, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.

Our income tax returns are subject to examination by tax authorities. We assess potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes.  Under the accounting guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50.0% likelihood of being realized upon ultimate settlement.  It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure

Share-based Compensation

We account for stock-based compensation in accordance with authoritative guidance which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period.  We calculate the grant-date fair value using the Black-Scholes valuation model.

The Black-Scholes valuation model requires the input of highly subjective assumptions which include the expected term of options granted, risk-free interest rates, expected volatility, and expected rates of dividends.  We estimated an expected term for each stock option grant based on the weighted-average time between grant date and exercise date and the risk-free interest rate assumption was based on U.S. Treasury rates appropriate for the expected term. We used historical data and projections to estimate expected volatility and expected employee behaviors related to option exercises and forfeitures.

Changes in the assumptions used can materially affect the estimate of the stock options’ fair value. In our judgment, the most volatile input for our Company has been the expected volatility assumption which has increased significantly from 50.3% to 111.7% and then again to 64.1 % for the years ended December 31, 2007, 2008 and 2009, respectively.  The table below presents the amount that stock-based compensation expense would have changed if the expected volatility input into the Black-Scholes model is increased or decreased by 10 percentage points for the stock options issued in each year presented.

Total stock-based compensation, before taxes:

	Years ended December 31,
	2009	2008	2007
IF EXPECTED VOLATILITY IS INCREASED BY 10 PERCENTAGE POINTS:
Expected volatility input becomes	74.1%	121.7%	60.3%
Resultant expense increase	$17,475	$20,716	$28,081

IF EXPECTED VOLATILITY IS DECREASED BY 10 PERCENTAGE POINTS:
Expected volatility input becomes	54.1%	101.7%	40.3%
Resultant expense decrease	$17,938	$21,197	$29,153

RESULTS OF OPERATIONS

2009 Compared with 2008

For the year ended December 31, 2009, we earned net income of $4.8 million, or $0.30 per diluted share, on net revenues of $133.7 million, compared to net income of $9.5 million, or $0.56 per diluted share, on net revenues of $141.4 million for the year ended December 31, 2008.  Income from operations totaled $9.1 million for 2009, a 38.1% decrease when compared to $14.7 million for 2008.

Casino revenues totaled $94.5 million in 2009, a decrease of 6.3% from the $100.9 million reported in 2008, driven by decreases in slot, table games, poker and keno win due to the decrease in guest discretionary spending and greater competitor promotional programs.  Casino operating expenses were 37.8% of casino revenues in 2009 compared to 36.9% in 2008.  The increase was primarily due to the decreased casino revenue combined with the cost of increased complimentary food, beverages and other services provided to casino patrons.

Food and beverage revenues decreased 3.3% to $38.2 million in 2009 from $39.5 million in 2008, due primarily due to a 0.7% increase in average revenue per cover combined with a 4.5% decrease in the number of covers served. Food and beverage operating expenses as a percentage of food and beverage revenue decreased to 46.9% in 2009 from 48.6% in 2008 primarily related to lower food and other commodity prices.

Hotel revenues increased slightly from $22.3 million in 2008 to $22.4 million in 2009.  Decreases in hotel occupancy and the average daily room rate (“ADR”) were offset by higher revenue from our new spa which opened in January 2009 and revenue from a $10 per day resort fee (“Resort Fee”), paid by our hotel guests, which we implemented on June 1, 2009.  Hotel revenues for the first six months of 2009, and all of 2008, also include a $3 per occupied room energy surcharge.  The Atlantis’ ADR was $64.91 in 2009 compared to $65.52 in 2008.  The average occupancy rate at the Atlantis was 80.6% compared to 84.9% in 2008.  Hotel operating expenses increased slightly to 35.9% of hotel revenues in 2009, compared to 35.4% in 2008.  This increase was primarily due to increased operating costs of the new spa.

Promotional allowances decreased to $25.7 million in 2009 compared to $26.2 million in 2008.  As a percentage of gross revenue, the amount in 2009 increased to 16.1% as compared to 15.6% for 2008.  The increase is attributable to continued promotional efforts to maintain existing, and generate additional, revenues.

Other revenues in 2009 decreased $569 thousand, or 11.5%, compare to 2008 primarily due to lower sales in our gift and sundry shops and lower revenues from ancillary services we stopped billing for when we implemented the Resort Fee in June 2009.

Selling, general and administrative (“SG&A”) expenses totaled $47.9 million, or 35.8% of net revenues, in 2009 compared to $51.2 million, or 36.2% of net revenues, in 2008 for a year over year decrease of $3.3 million or 6.4%.  This decrease is primary due to reductions in: marketing expense of approximately $1.4 million, payroll and benefits expense of approximately $960 thousand, repairs expense of approximately $370 thousand, professional fees of approximately $240 thousand and rental expense of approximately $200 thousand.  These decreases were primarily the result of several cost reduction programs we implemented to reduce expenses in areas that would not impact the quality of our guest service.

Depreciation and amortization expense was $12.5 million in 2009, an increase of 26.3% compared to $9.9 million in 2008 due primarily to the completion and capitalization of the Capital Projects described under the “CAPITAL SPENDING AND DEVELOPMENT” section above.

Interest expense increased to $2.1 million in 2009 from $539 thousand in 2008 due to increased borrowings under our credit facility (see “THE CREDIT FACILITY” below).  Interest income derived from investment of surplus cash in short-term, interest bearing instruments and interest earned on the Note from Triple J. (see additional discussion in described in Item 8, “FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements and NOTE 10.  RELATED PARTY TRANSACTIONS) decreased to $125 thousand in 2009 from $371 thousand in 2008.  This increase was driven primarily by lower surplus cash invested in 2009 as compared to 2008.  The surplus cash was used through the second quarter of 2008 for our capital projects (see “CAPITAL SPENDING AND DEVELOPMENT” above) and share repurchases.

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

Interest expense increased to $539 thousand in 2008 from $152 thousand in 2007 due to increased borrowings under our credit facility (see “THE CREDIT FACILITY” below).  Interest income derived from investment of surplus cash in short-term, interest bearing instruments decreased to $371,000 from  $1.9 million in 2007.  This increase was driven primarily by lower surplus cash invested in 2008 as compared to 2007.  The surplus cash was used in 2007 and through the second quarter of 2008 for our capital projects (see “CAPITAL SPENDING AND DEVELOPMENT” above) and share repurchases.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2009, net cash provided by operating activities totaled $26.1 million, an increase of $2.3 million or 10.0% compared to the same period last year.  This increase was primarily related to lower net income offset by higher depreciation and amortization related to the capitalization of our capital projects (see “CAPITAL SPENDING AND DEVELOPMENT” above), higher deferred income taxes, higher other assets and higher accrued expenses in 2009 compared to 2008.

Net cash used in investing activities totaled $21.2 million and $64.4 million in the years ended December 31, 2009 and 2008, respectively.  During 2009 and 2008, net cash used in investing activities consisted primarily of construction costs associated with the recent expansion phase of the Atlantis (see further discussion of the Capital Projects in the “CAPITAL SPENDING AND DEVELOPMENT” section above) and the acquisition of property and equipment.  Because the construction was completed in January 2009, we used $43.2 million, or 67.1%, less net cash in investing activities during 2009 compared to 2008.

Net cash used in financing activities of $2.3 million during 2009 primarily represents net payments of our Credit Facility (see “THE CREDIT FACILITY” below).  During 2008, net cash provided by financing activities totaled $14.3 million which consisted of $35.7 million to purchase Monarch common stock pursuant to a stock repurchase plan that was in place in the prior year offset by borrowings under our Credit Facility of $50.0 million.

We believe that our existing cash balances, cash flow from operations and borrowings available under the Credit Facility will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure plans; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.  See item 1A. Risk Factors.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of December 31, 2009 and the next five years and thereafter are as follows:

	Payments Due by Period (4)
Contractual Cash		less than	1 to 3	4 to 5	more than
Obligations	Total	1 year	years	years	5 years
Operating Leases(1)	$3,607,500	$370,000	$740,000	$740,000	$1,757,500
Maturities of Borrowings Under Credit Facility (2)	48,500,000	1,000,000	47,500,000	—	—
Purchase Obligations(3)	3,371,200	3,371,200	—	—	—
Total Contractual Cash Obligations	$55,478,700	$4,741,200	$48,240,000	$740,000	$1,757,500

(1) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis.

(2) The amount represents outstanding draws against our Credit Facility (see “THE CREDIT FACILITY” below) as of December 31, 2009.

(3) Purchase obligations represent approximately $1.6 million of commitments related to the Capital Projects and approximately $1.8 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and capital project commitments, approximately $1.8 million are cancelable by us upon providing a 30-day notice.

(4) Because interest payments under our Credit Facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: 1) future short-term interest rates; 2) our future leverage ratio which varies with EBITDA and our borrowing levels and 3) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 2.00% to 3.375% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At December 31, 2009 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.875%.  At December 31, 2009, the one-month LIBOR rate was 0.25%.

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

At December 31, 2009, we had $48.5 million outstanding under the New Credit Facility, $1.0 million of which was classified as short-term debt.  Short-term debt represents the difference between the amount outstanding at December 31, 2009 and the maximum principal allowed of $47.5 million under the New Credit Facility on December 31, 2010.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 2.00% to 3.375% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At December 31, 2009 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.875%.  At December 31, 2009, the one-month LIBOR rate was 0.25%.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, under the guidance, an entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted the guidance as of June 30, 2009, as required. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance to establish the FASB Accounting Standards Codification as the single source of authoritative non-governmental GAAP. The guidance is effective for interim and annual reporting periods ending after September 15, 2009. We adopted the guidance effective July 1, 2009 and the adoption did not have an effect on our audited Consolidated Financial Statements.

In June 2009, the FASB issued new authoritative guidance regarding a transfer of financial assets, the effects of a transfer on its financial statements, and any continued involvement in transferred financial assets. Additionally, the concept of a qualifying special-purpose entity was removed. The guidance is effective for annual reporting periods beginning after November 15, 2009 and the adoption did not have an effect on our audited Consolidated Financial Statements.

In June 2009, the FASB issued new authoritative guidance for enterprises involved with variable interest entities. The guidance is effective for annual reporting periods beginning after November 15, 2009 and the adoption did not have an effect on our audited Consolidated Financial Statements.

In August 2009, the FASB issued new authoritative guidance on measuring liabilities at fair value. The guidance addresses restrictions on the transfer of a liability and clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability. This guidance is effective for the first reporting period beginning after its issuance. We adopted the guidance effective October 1, 2009 and the adoption did not have a material effect on our audited Consolidated Financial Statements.

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on our audited Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of December 31, 2009 that are subject to market risk.  As of December 31, 2009 we had $48.5 million of outstanding debt under our Second Credit Facility that was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the Second Credit Facility at December 31, 2009 would result in a change in our annual interest cost of approximately $485 thousand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monarch Casino & Resort, Inc.:

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statements schedule listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Casino & Resort, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monarch Casino & Resort, Inc.:

We have audited Monarch Casino & Resort, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Monarch Casino & Resort, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Monarch Casino & Resort, Inc. and subsidiaries and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 15, 2010

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2009	2008	2007
Revenues
Casino	$94,510,933	$100,904,355	$110,259,104
Food and beverage	38,172,149	39,465,734	42,364,225
Hotel	22,385,927	22,270,776	27,885,858
Other	4,382,441	4,951,006	4,866,536
Gross revenues	159,451,450	167,591,871	185,375,723
Less promotional allowances	(25,719,594)	(26,222,402)	(25,519,352)
Net revenues	133,731,856	141,369,469	159,856,371

Operating Expenses
Casino	35,756,975	37,275,786	35,927,672
Food and beverage	17,890,429	19,186,872	20,283,267
Hotel	8,042,023	7,879,234	8,357,541
Other	1,167,040	1,289,489	1,485,550
Selling, general and administrative	47,865,432	51,160,484	49,976,753
Depreciation and amortization	12,501,048	9,891,803	8,137,886
Player club implementation expense	1,366,614	—	—
Total operating expenses	124,589,561	126,683,668	124,168,669
Income from operations	9,142,295	14,685,801	35,687,702

Other income (expense)
Interest income	124,661	370,632	1,928,450
Interest expense	(2,103,798)	(538,684)	(152,274)
Total other (expense) income	(1,979,137)	(168,052)	1,776,176
Income before income taxes	7,163,158	14,517,749	37,463,878
Provision for income taxes	(2,321,679)	(4,976,781)	(12,983,660)
Net income	$4,841,479	$9,540,968	$24,480,218

Earnings per share of common stock

Basic	$0.30	$0.56	$1.28
Diluted	$0.30	$0.56	$1.27

Weighted average number of common shares and potential common shares outstanding
Basic	16,123,027	16,957,692	19,057,583
Diluted	16,159,415	17,017,859	19,329,131

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$14,420,323	$11,756,900
Receivables, net	2,294,703	3,344,441
Inventories	1,706,867	1,564,347
Prepaid expenses	2,623,650	2,851,872
Deferred income taxes	1,090,063	429,300
Total current assets	22,135,606	19,946,860
Property and equipment
Land	13,172,522	12,162,522
Land improvements	3,511,484	3,511,484
Buildings	140,522,106	133,332,232
Building improvements	10,410,770	10,435,062
Furniture and equipment	107,655,784	96,767,076
Leasehold improvements	1,346,965	1,346,965
	276,619,631	257,555,341
Less accumulated depreciation and amortization	(113,538,145)	(101,825,190)
	163,081,486	155,730,151
Construction in progress	—	4,026,536
Net property and equipment	163,081,486	159,756,687
Other assets, net	569,622	2,797,949
Total assets	$185,786,714	$182,501,496
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Borrowings under credit facility	$1,000,000	$2,500,000
Accounts payable	8,984,010	10,213,418
Construction payable	—	5,404,372
Accrued expenses	11,056,079	8,940,110
Federal income taxes payable	46,546	233,736
Total current liabilities	21,086,635	27,291,636
Long-term debt, less current maturities	47,500,000	47,500,000
Deferred income taxes	4,695,657	2,115,371
Total Liabilities	73,282,292	76,907,007
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,125,388 outstanding at 12/31/09 16,122,048 outstanding at 12/31/08	190,963	190,963
Additional paid-in capital	30,041,083	28,051,009
Treasury stock, 2,970,912 shares at 12/31/09 2,974,252 shares at 12/31/08, at cost	(48,864,979)	(48,943,359)
Retained earnings	131,137,355	126,295,876
Total stockholders’ equity	112,504,422	105,594,489
Total liability and stockholder’s equity	$185,786,714	$182,501,496

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2007	19,065,968	$190,726	$23,205,045	$92,274,690	$(24,145)	$115,646,316
Exercise of stock options, including related tax benefit	56,080	237	265,870	—	629,286	895,393
Purchase of treasury stock	(555,508)	—	—	—	(13,874,046)	(13,874,046)
Share based compensation expense	—	—	2,271,057	—	—	2,271,057
Net income	—	—	—	24,480,218	—	24,480,218
Balance, December 31, 2007	18,566,540	190,963	25,741,972	116,754,908	(13,268,905)	129,418,938
Purchase of treasury stock	(2,444,492)	—	—	—	(35,674,454)	(35,674,454)
Share based compensation expense	—	—	2,309,037	—	—	2,309,037
Net income	—	—	—	9,540,968	—	9,540,968
Balance, December 31, 2008	16,122,048	190,963	28,051,009	126,295,876	(48,943,359)	105,594,489
Exercise of stock options, including related tax benefit	3,340	—	(58,697)	—	78,380	19,683
Share based compensation expense	—	—	2,048,771	—	—	2,048,771
Net income	—	—	—	4,841,479	—	4,841,479
Balance, December 31, 2009	16,125,388	$190,963	$30,041,083	$131,137,355	$(48,864,979)	$112,504,422

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$4,841,479	$9,540,968	$24,480,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,501,048	9,891,803	8,137,886
Amortization of deferred loan costs	265,630	19,893	148,838
Share based compensation	2,048,771	2,309,037	2,271,057
Provision for bad debts	1,120,333	1,225,145	554,891
Gain on disposal of assets	(63,948)	(33,652)	(6,969)
Deferred income taxes	1,919,523	(55,078)	(1,542,439)
Changes in operating assets and liabilities:
Receivables, net	(70,595)	562,636	(2,418,143)
Inventories	(142,520)	(68,301)	(24,379)
Prepaid expenses	228,221	292,502	(311,248)
Other assets	2,735,433	—	(2,735,433)
Accounts payable	(1,229,408)	(626,900)	2,249,649
Accrued expenses	2,115,968	(290,047)	(648,694)
Federal income taxes payable	(187,190)	233,736	(16,457)
Net cash provided by operating activities	26,082,745	23,001,742	30,138,777

Cash flows from investing activities:
Proceeds from sale of assets	83,425	42,400	6,969
Change in construction payable	(5,404,372)	3,433,350	1,971,022
Acquisition of property and equipment	(15,845,321)	(67,881,958)	(17,287,483)
Net cash used in investing activities	(21,166,268)	(64,406,208)	(15,309,492)

Cash flows from financing activities:
Proceeds from exercise of stock options	13,009	—	602,636
Tax benefit of stock option exercise	6,674	—	292,757
Borrowings under credit facility	11,750,000	50,000,000	—
Loan issuance costs	(772,737)	—	—
Principal payments on long-term debt	(13,250,000)	—	—
Purchase of treasury stock	—	(35,674,454)	(13,874,045)
Net cash (used in) provided by financing activities	(2,253,054)	14,325,546	(12,978,652)
Net increase (decrease) in cash	2,663,423	(27,078,920)	1,850,633
Cash and cash equivalents at beginning of year	11,756,900	38,835,820	36,985,187
Cash and cash equivalents at end of year	$14,420,323	$11,756,900	$38,835,820

Supplemental disclosure of cash flow information:
Cash paid for interest net of $0, $499,990 and $0 capitalized respectively	$1,948,457	$398,119	$3,437
Cash paid for income taxes	$2,240,000	$3,800,000	$15,247,923

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Monarch Casino & Resort, Inc. (“Monarch”), a Nevada corporation, was incorporated in 1993.  Monarch’s wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), operates the Atlantis Casino Resort Spa (the “Atlantis”), a hotel/casino facility in Reno, Nevada.  Monarch’s other wholly owned subsidiaries, High Desert Sunshine, Inc. and Golden North, Inc., each own separate parcels of land located adjacent to the Atlantis.  Unless stated otherwise, the “Company” refers collectively to Monarch and its subsidiaries.

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

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects.  When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost.  Interest capitalization is ceased when the project is substantially complete.  The Company capitalized interest of $499,990 during the year ended December 31, 2008. The Company did not capitalize interest during the years ended December 31, 2009 and 2007.

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

The Company evaluates the carrying value of its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable from related future undiscounted cash flows.  Indicators which could trigger an impairment review include legal and regulatory factors, market conditions and operational performance.  Any resulting impairment loss, measured as the difference between the carrying amount and the fair value of the assets, could have a material adverse impact on the Company’s financial condition and results of operations.  All recognized impairment losses, whether for assets to be disposed or for assets to be held and used, are recorded as operating expenses.  The Company has not recognized any impairment losses in the current year.

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

In October 2009, the Company launched a new program under the Club Paradise program called “EZ Comp(SM)”.  Among other things, the technology allows Atlantis patrons to see their redeemable Complimentary point balances.  Prior to the launch of the EZ Comp(SM) program, the Company recognized expense at the time Complimentary points were redeemed and the redemption value was at the Company’s discretion.  Under the new program, the Company recognizes Complimentaries expense at the time points are earned, which occurs commensurate with casino patron play.  The redemption value is now known to the patron.  This change in the Company’s program resulted in a one-time, non-cash charge in 2009 of approximately $1.4 million to recognize the liability for redeemable Complimentary point balances on the date the EZ Comp(SM) program was launched.

The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances.  The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:

	Years ended December 31,
	2009	2008	2007
Food and beverage	$13,844,611	$13,979,386	$12,735,942
Hotel	3,023,164	2,948,354	2,143,988
Other	641,404	623,766	460,099
	$17,509,179	$17,551,506	$15,340,029

Advertising Costs

All advertising costs are expensed as incurred.  Advertising expense, which is included in selling, general and administrative expense, was $3,844,432, $4,368,908 and $3,657,712 for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

Income taxes are recorded in accordance with the liability method pursuant to authoritative guidance.  Under the asset and liability approach for financial accounting and reporting for income taxes, the following basic principles are applied in accounting for income taxes at the date of the financial statements: (a) a current liability or asset is recognized for the estimated taxes payable or refundable on taxes for the current year; (b) a deferred income tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on the provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred income taxes is reduced, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.

Under the accounting guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50.0% likelihood of being realized upon ultimate settlement.  It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure.

Allowance for Doubtful Accounts

The Company extends short-term credit to its gaming customers. Such credit is non-interest bearing and is due on demand. In addition, the Company also has receivables due from hotel guests which are primarily secured with a credit card at the time a customer checks in. An allowance for doubtful accounts is set up for all Company receivables based upon the Company’s historical collection and write-off experience, unless situations warrant a specific identification of a necessary reserve related to certain receivables.  The Company charges off its uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables approximates fair value due to the short-term nature of the receivables.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with the authoritative guidance requiring the compensation cost relating to share-based payment transactions be recognized in the Company’s consolidated statements of income. The cost is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company’s stock on the grant date for restricted stock awards. The cost is recognized as an expense over the employee’s requisite service period (the vesting period of the equity award). The Company’s stock-based employee compensation plan is more fully discussed in Note 8 - Share-Based Compensation.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	Years ended December 31,
	2009		2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Net income
Basic	16,123	$0.30	16,958	$0.56	19,058	$1.28
Effect of dilutive stock options	36	—	60	—	271	(0.01)
Diluted	16,159	$0.30	17,018	$0.56	19,329	$1.27

The following options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and their inclusion would be antidilutive:

	Years ended December 31,
	2009	2008	2007
Options to purchase shares of common stock (in thousands)	1,528	861	232
Exercise prices	$9.00-$29.00	$13.82-$29.00	$27.39-$30.07
Expiration dates (mo./yr.)	11/14-11/18	11/14-5/18	5/16-10/17

Fair Value of Financial Instruments

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

Impact of Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, under the guidance, an entity is required to disclose subsequent events through the date the financial statements were issued or the date the financial statements were available to be issued. The guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the guidance as of June 30, 2009, as required. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance to establish the FASB Accounting Standards Codification as the single source of authoritative non-governmental GAAP. The guidance is effective for interim and annual reporting periods ending after September 15, 2009. We adopted the guidance effective July 1, 2009 and the adoption did not have an effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance regarding a transfer of financial assets, the effects of a transfer on its financial statements, and any continued involvement in transferred financial assets. Additionally, the concept of a qualifying special-purpose entity was removed. The guidance is effective for annual reporting periods beginning after November 15, 2009 and the adoption did not have an effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance for enterprises involved with variable interest entities. The guidance is effective for annual reporting periods beginning after November 15, 2009 and the adoption did not have an effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued new authoritative guidance on measuring liabilities at fair value. The guidance addresses restrictions on the transfer of a liability and clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability. This guidance is effective for the first reporting period beginning after its issuance. We adopted the guidance effective October 1, 2009 and the adoption did not have a material effect on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on the Company’s consolidated financial statements.

Reclassifications

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on the previously reported net income.

NOTE 2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2009	2008
Casino	$4,189,190	$4,686,816
Hotel	433,658	403,830
Other	83,138	141,991
	4,705,986	5,232,637
Less allowance for doubtful accounts	(2,411,283)	(1,888,196)
	$2,294,703	$3,344,441

The Company recorded bad debt expense of $1,120,333, $1,225,145 and $554,891 in 2009, 2008 and 2007, respectively.  The Company calculates an allowance for doubtful accounts by applying a percentage, estimated by management based on historical aging experience, to the accounts receivable balance.

NOTE 3.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2009	2008
Accrued salaries, wages and related benefits	$3,340,695	$3,336,069
Progressive slot machine and other gaming accruals	3,431,896	3,132,586
Accrued gaming taxes	526,402	365,093
Accrued interest	35,917	146,205
Other accrued liabilities	3,721,169	1,960,157
	$11,056,079	$8,940,110

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

On December 24, 2007, the Company entered into a lease with Triple “J” Plus, LLC (“Triple J”) for the use of a facility on 2.3 acres of land (jointly, the “Property”) across Virginia Street from the Atlantis that the Company plans to utilize for administrative staff offices.  The managing partner of Triple J is a first-cousin of John and Bob Farahi, the Company’s Chief Executive Officer and President, respectively.  The term of the lease was two years requiring monthly rental payments of $20,256.  Commensurate with execution of the lease, the Company entered into an agreement that provided the Company with a purchase option on the Property at the expiration of the lease period while also providing Triple J with a put option to cause the Company to purchase the Property during the lease period.  The purchase price of the Property was established by a third party appraisal company.  Lastly, as a condition of the lease and purchase option, the Company entered into a promissory note (the “Note”) with Triple J whereby the Company advanced a $2.7 million loan to Triple J.  The Note required interest only payments at 5.25% and matured on the earlier of i) the date the Company acquires the Property or ii) January 1, 2010.  In November 2009, Triple J exercised its put option causing the Company to complete the purchase transaction on November 12, 2009 in accordance with the terms described above.

The Company accounts for its rental expense using the straight-line method over the original lease term.  Rental increases based on the change in the CPI are contingent and accounted for prospectively.

Following is a summary of future minimum payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2009:

Operating Leases
Year ending December 31,
2010	370,000
2011	370,000
2012	370,000
2013	370,000
2014	370,000
Thereafter	1,757,500
Total minimum lease payments	$3,607,500

Rental expense for operating leases amounted to $1,153,753, $1,316,835 and $1,043,415 in 2009, 2008 and 2006, respectively, as reported in selling, general and administrative expenses in the statements of income.

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

As of December 31, 2009, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA , of no more than 2.875:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.25:1.  As of December 31, 2009, the Company’s leverage ratio and fixed charge coverage ratios were 1.9:1 and 9.0:1, respectively.  As of December 31, 2008, the Company’s leverage ratio and fixed charge coverage ratios were 1.9:1 and 21.6:1, respectively.

The maximum principal available under the New Credit Facility is reduced by $2.5 million per quarter beginning on December 31, 2009.  The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.  Maturities of the Company’s borrowings for each of the next three years and thereafter as of December 31, 2009 are as follows (amounts in thousands):

Year	Maturities
2010	$1,000
2011	10,000
2012	37,500
$48,500

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

At December 31, 2009, the Company had $48.5 million outstanding under the New Facility.  At that time its leverage ratio was such that pricing for borrowings under the New Facility was LIBOR plus 2.875%.  At December 31, 2008, the Company had $50 million outstanding under the First Credit Facility.  At that time its leverage ratio was such that pricing for borrowings under the First Credit Facility was LIBOR plus 1.25%.  At December 31, 2009 the one-month LIBOR interest rate was 0.25% while at December 31, 2008 the one-month LIBOR interest rate was 0.44%.  At December 31, 2007, the Company had no outstanding borrowings; however, its leverage ratio was such that the pricing for borrowings would have been the Base Rate plus 0.00 percent or LIBOR plus 1.00 percent.  The carrying value of the debt outstanding under the New Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

NOTE 6.  INCOME TAXES

Income tax provision (benefit) consists of the following:

	Years ended December 31,
	2009	2008	2007
Current provision	$402,156	$5,790,922	$14,494,634
Deferred provision (benefit)	1,919,523	(814,141)	(1,510,974)
	$2,321,679	$4,976,781	$12,983,660

Income tax benefits were recognized through stockholders’ equity of $6,673, $0 and $292,757 during the years of 2009, 2008 and 2007, respectively, as compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.

The difference between the Company’s provision for federal income taxes as presented in the accompanying Consolidated Statements of Income, and the provision for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings.

	Years ended December 31,
	2009	2008	2007
Income tax at the statutory rate	35.00%	35.00%	35.00%
Tax credits	(2.60)%	(0.70)%	(0.30)%
	32.40%	34.30%	34.70%

The components of the deferred income tax assets and liabilities at December 31, 2009 and 2008, as presented in the Consolidated Balance Sheets, are as follows:

	2009	2008
DEFERRED TAX ASSETS
Share based compensation	$2,951,416	$2,236,090
Compensation and benefits	540,765	418,222
Bad debt reserves	843,949	660,869
Accrued gaming liabilities	859,635	599,064
Accrued interest	8,937	8,937
Accrued other	181,154	198,654
Deferred income tax asset	$5,385,856	$4,121,836
DEFERRED TAX LIABILITIES
Impairment of assets	$(72,260)	$(72,260)
Depreciation	(7,468,267)	(4,193,760)
Land basis	(285,706)	(285,706)
Prepaid expenses	(845,720)	(895,758)
Real estate taxes	(319,497)	(360,423)
Deferred income tax liability	$(8,991,450)	$(5,807,907)
NET DEFERRED INCOME TAX LIABILITY	$(3,605,594)	$(1,686,071)

The January 1, 2007 adoption of authoritative guidance on accounting for uncertainty in income taxes did not affect the Company’s financial position.  The Company is required to file a federal tax return only.  As of December 31, 2009, tax years 2006 through 2009 were subject to examination by the Internal Revenue Service (IRS).  During 2009, the IRS began its field examination of the Company’s 2007 and 2008 tax years.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded. The Company expects resolution of the exam in the next 12 months.

NOTE 7.  BENEFIT PLANS

Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than statutory limits. Prior to 2007, the Company contributed twenty five cents for each dollar contributed by a participant, with a maximum contribution of 4% of a participant’s compensation.  Effective January 1, 2007, the Company increased its contribution to fifty cents for each dollar contributed by a participant and effective January 1, 2009, the Company suspended its contribution altogether.  The Company’s matching contributions were approximately $0, $236,869 and $238,510 for years ended December 31, 2009, 2008 and 2007, respectively.

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

A summary of the stock option activity as of and for the year ended December 31, 2009 is presented below:

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	1,560,040	$18.01	—	—
Granted	305,640	4.52	—	—
Exercised	(3,340)	3.40	—	—
Forfeited	(33,000)	6.97	—	—
Expired	—	—	—	—
Outstanding at end of period	1,829,340	$15.99	6.9 yrs.	$14,417,017
Exercisable at end of period	1,000,007	$7.48	2.8 yrs.	$8,012,831

A summary of the status of the Company’s nonvested shares as of, and for the year ended, December 31, 2009 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2009	827,004	$8.90
Granted	305,640	4.52
Vested	(270,311)	8.97
Forfeited	(33,000)	6.97
Nonvested at December 31, 2009	829,333	$7.45

Expense Measurement and Recognition:

The Company recognizes share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Unrecognized costs related to all share-based awards outstanding at December 31, 2009 totaled approximately $4.1 million and is expected to be recognized over a weighted average period of 2.5 years.

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

	Years ended December 31,
	2009	2008	2007

Expected volatility	64.1%	111.7%	50.3%
Expected dividends	—	—	—
Expected life (in years)
Directors’ Plan	2.5	2.5	2.5
Executive Plan	4.5	4.5	4.5
Employee Plan	3.1	3.1	3.1
Weighted average risk free rate	1.4%	4.1%	4.1%

Weighted average grant date fair value per share of options granted	$4.52	$5.30	$11.24

Total intrinsic value of options exercised	$15,698	$—	$747,770
Cash received for all stock option exercises	$13,009	$—	$602,636
Tax benefit realized for tax return deductions	$6,673	$—	$292,757

The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company.  The Company has determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility.

Reported stock based compensation expense was classified as follows:

	For the years ended December 31,
	2009	2008	2007
Casino	$58,761	$80,148	$72,509
Food and beverage	56,600	72,424	53,542
Hotel	23,587	31,536	38,071
Selling, general and administrative	1,909,823	2,124,929	2,106,935
Total stock-based compensation, before taxes	2,048,771	2,309,037	2,271,057
Tax benefit	(717,069)	(808,163)	(794,870)
Total stock-based compensation, net of tax	$1,331,702	$1,500,874	$1,476,187

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Self Insurance - The Company is self-insured for health care claims for eligible active employees. Benefit plan administrators assist the Company in determining its liability for self-insured claims, and such claims are not discounted. The Company is also self-insured for workers’ compensation. Both plans limit the Company’s maximum liability through a benefit limitation in the case of the health plan and through a stop-loss insurance agreement in the case of the worker’s compensation plan. The maximum liability for health care claims is $500 thousand per calendar year, and $1 million over the lifetime, for each eligible employee. The maximum liability for workers’ compensation under the stop-loss agreement is $500 thousand per claim.

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

As previously disclosed, litigation was filed against Monarch on January 27, 2006, by Kerzner International Limited (“Kerzner”) owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada.  The case number assigned to the matter is 3:06-cv-00232-ECR (RAM).  The complaint seeks declaratory judgment prohibiting Monarch from using the name “Atlantis” in connection with offering casino services other than at Monarch’s Atlantis Casino Resort Spa located in Reno, Nevada, and particularly prohibiting Monarch from using the “Atlantis” name in connection with offering casino services in Las Vegas, Nevada; injunctive relief enforcing the same; unspecified compensatory and punitive damages; and other relief. Monarch believes Kerzner’s claims to be entirely without merit and is defending vigorously against the suit. Further, Monarch has filed a counterclaim against Kerzner seeking to cancel Kerzner’s registration of the Atlantis mark for casino services and to

obtain declaratory relief on these issues.   Upon conclusion of discovery, various motions were filed by the parties.  On December 14, 2009, the court ruled on the pending motions, significantly narrowing the issues for trial.  Kerzner next filed a Request for Certification of Interlocutory Appeal as to the court’s December 14, 2009 Orders.  Kerzner’s Request was rejected by the court in its Order issued February 25, 2010, and the parties are proceeding with pre-trial preparation.  No trial date has been set as of this filing.

The Company is party to other claims that arise in the normal course of business.  Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition, cash flows or results of operations.

NOTE 10.  RELATED PARTY TRANSACTIONS

The 18.95-acre shopping center (the “Shopping Center”) adjacent to the Atlantis Casino Resort Spa is owned by Biggest Little Investments, L.P. (“BLI”).  BLI’s general partner is Maxum, L.L.C. (“Maxum”).  John Farahi, Bob Farahi and Ben Farahi each individually own non-controlling interests in BLI and Maxim.  John Farahi is Co-Chairman of the Board, Chief Executive Officer, Chief Operating Officer and a Director of Monarch.  Bob Farahi is Co-Chairman of the Board, President, Secretary and a Director of Monarch. Ben Farahi formerly was the Co-Chairman of the Board, Secretary, Treasurer, Chief Financial Officer and a Director of Monarch.  Monarch’s board of directors accepted Ben Farahi’s resignation from these positions on May 23, 2006.

The Company currently rents various spaces in the Shopping Center which it uses as office, storage space and guest parking and paid rent of approximately $136,300 plus common area expenses in the year ended December 31, 2009. The Company paid rent of approximately $194,800 and $262,700 plus common area expenses in the years ended December 31, 2008 and 2007, respectively.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004.  As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased driveway section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The Company paid approximately $310,000 plus common area charges for the year ended December 31, 2009, and approximately $300,000 in each of the years ended December 31, 2008 and 2007, for its leased driveway space at the Shopping Center.

The Company leased sign space from the Shopping Center through July 2008.  The Company paid $7,460 and $12,420 for the years ended December 31, 2008 and 2007, respectively.

The Company is currently leasing billboard advertising space from affiliates of its principal stockholders for a total cost of $38,500, $42,000 and $49,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

On December 24, 2007, the Company entered into a lease with Triple “J” Plus, LLC (“Triple J”) for the use of a facility on 2.3 acres of land (jointly, the “Property”) across Virginia Street from the Atlantis that the Company plans to utilize for administrative staff offices.  The managing partner of Triple J is a first-cousin of John and Bob Farahi, the Company’s Chief Executive Officer and President,

respectively.  The term of the lease was two years requiring monthly rental payments of $20,256.  Commensurate with execution of the lease, the Company entered into an agreement that provided the Company with a purchase option on the Property at the expiration of the lease period while also providing Triple J with a put option to cause the Company to purchase the Property during the lease period.  The purchase price of the Property was established by a third party appraisal company.  Lastly, as a condition of the lease and purchase option, the Company entered into a promissory note (the “Note”) with Triple J whereby the Company advanced a $2.7 million loan to Triple J.  The Note required interest only payments at 5.25% and matured on the earlier of i) the date the Company acquires the Property or ii) January 1, 2010.  In November 2009, Triple J exercised its put option causing the Company to complete the purchase transaction on November 12, 2009 in accordance with the terms described above.

NOTE 11.   SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since December 31, 2009 that required recognition or disclosure in the consolidated financial statements.

NOTE 12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$32,579,184	$34,455,358	$34,845,800	$31,851,514	$133,731,856
Operating expenses	30,645,657	31,154,624	31,260,726	31,528,554	124,589,561
Income from operations	1,933,527	3,300,734	3,585,074	322,960	9,142,295
Net income	922,160	1,797,918	2,037,858	83,543	4,841,479
Income per share of common stock
Basic	$0.06	$0.11	$0.13	$0.01	$0.30
Diluted	$0.06	$0.11	$0.13	$0.01	$0.30

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$34,273,393	$35,343,765	$38,787,199	$32,965,112	$141,369,469
Operating expenses	30,998,549	30,924,665	32,753,962	32,006,492	126,683,668
Income from operations	3,274,844	4,419,100	6,033,237	958,620	14,685,801
Net income	2,302,031	2,802,903	4,025,695	410,339	9,540,968
Income per share of common stock
Basic	$0.13	$0.16	$0.25	$0.03	$0.56
Diluted	$0.12	$0.16	$0.25	$0.03	$0.56

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 21, 2010.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 21, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Following is information related to the Company’s equity compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (F1)	1,829,340	$15.99	851,155

Equity compensation plans not approved by security holders	—	—	—
Total	1,829,340	$15.99	851,155

(F1) Includes the 1993 Directors’ Stock Option Plan, 1993 Employee Stock Option Plan and 1993 Executive Long-Term Incentive Plan, as amended.

Additional information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 21, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 21, 2010.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 21, 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

Included in Part II of this report:

a) Report of Independent Registered Public Accounting Firm

b) Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007.

c) Consolidated Balance Sheets at December 31, 2009 and 2008.

d) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007.

e) Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

f) Notes to Consolidated Financial Statements.

2. Financial Statements Schedules

Schedule II. - VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at beginning of year	Charged to costs and expenses	Deductions (F1)	Other	Balance at end of year
2007
Allowance for doubtful accounts	$1,253,297	$554,891	$(390,069)	$—	$1,418,119

2008
Allowance for doubtful accounts	$1,418,119	$1,225,145	$(755,068)	$—	$1,888,196

2009
Allowance for doubtful accounts	$1,888,196	$1,120,333	$(597,246)	$—	$2,411,283

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

3.06	Amendment No. 2 to Bylaws of Monarch Casino & Resort, Inc. adopted March 27, 2009 is incorporated herein by reference to the Company’s Form 8-K (SEC File 0-22088) filed on April 1, 2009, Exhibit 3.01

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

10.06

Amended and Restated Credit Agreement, dated as of January 20, 2009, among Golden road Motor Inn, Ind., as Borrower, Monarch Casino & Resort, Inc., as Guarantor, the Lenders as defined therein, and Wells Fargo Bank, National Association, as Swingline Lender, L/C Issuer and Agent Bank is incorporated herein by reference to the Company’s Form 10-K (SEC File 0-22088) filed May 11, 2009, Exhibit 10.01.

21.01	Amended and Restated List of Subsidiaries of Monarch Casino & Resort, Inc.

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K.*

* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: March 15, 2010	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN FARAHI	Co-Chairman of the Board of Directors	March 15, 2010
John Farahi	Chief Executive Officer (Principal
Executive Officer) and Director

/S/ BOB FARAHI	Co-Chairman of the Board of Directors,	March 15, 2010
Bob Farahi	President, Secretary and Director

/S/ RONALD ROWAN	Chief Financial Officer and Treasurer	March 15, 2010
Ronald Rowan	(Principal Financial Officer and
Principal Accounting Officer)

/S/ CRAIG. F. SULLIVAN	Director	March 15, 2010
Craig F. Sullivan

/S/ RONALD R. ZIDECK	Director	March 15, 2010
Ronald R. Zideck