Form 10-Q
period 2010-03-31
MONARCH CASINO & RESORT INC
filed 2010-05-10
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,125,388 shares
Class	Outstanding at May 5, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues
Casino	$24,154,140	$22,804,499
Food and beverage	9,983,603	9,593,068
Hotel	5,178,067	4,818,839
Other	1,979,694	1,694,353
Gross revenues	41,295,504	38,910,759
Less promotional allowances	(6,943,952)	(6,331,575)
Net revenues	34,351,552	32,579,184

Operating expenses
Casino	9,328,341	8,952,220
Food and beverage	4,364,454	4,635,397
Hotel	1,433,139	1,573,243
Other	640,111	684,120
Selling, general and administrative	11,058,601	11,619,722
Depreciation and amortization	3,311,336	3,180,955
Total operating expenses	30,135,982	30,645,657
Income from operations	4,215,570	1,933,527

Other expense
Interest income	—	35,418
Interest expense	(458,424)	(550,210)
Total other expense	(458,424)	(514,792)
Income before income taxes	3,757,146	1,418,735
Provision for income taxes	(1,315,000)	(496,575)
Net income	$2,442,146	$922,160

Earnings per share of common stock
Net income
Basic	$0.15	$0.06
Diluted	$0.15	$0.06

Weighted average number of common shares and potential common shares outstanding
Basic	16,125,388	16,122,048
Diluted	16,151,408	16,148,037

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,539,116	$14,420,323
Receivables, net	3,040,612	2,294,703
Inventories	1,548,243	1,706,867
Prepaid expenses	3,166,543	2,623,650
Deferred income taxes	1,090,063	1,090,063
Total current assets	19,384,577	22,135,606
Property and equipment
Land	13,172,522	13,172,522
Land improvements	3,511,484	3,511,484
Buildings	140,522,106	140,522,106
Building improvements	10,410,770	10,410,770
Furniture and equipment	109,462,469	107,655,784
Leasehold improvements	1,346,965	1,346,965
	278,426,316	276,619,631
Less accumulated depreciation and amortization	(116,849,481)	(113,538,145)
Net property and equipment	161,576,835	163,081,486
Other assets, net	505,228	569,622
Total assets	$181,466,640	$185,786,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Borrowings under credit facility	$—	$1,000,000
Accounts payable	7,641,845	8,984,010
Accrued expenses	11,627,067	11,056,079
Federal income taxes payable	1,111,546	46,546
Total current liabilities	20,380,458	21,086,635
Long-term debt, less current maturities	41,000,000	47,500,000
Deferred income taxes	4,695,657	4,695,657
Total liabilities	66,076,115	73,282,292

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,125,388 outstanding at 3/31/10 and 12/31/09	190,963	190,963
Additional paid-in capital	30,485,040	30,041,083
Treasury stock, 2,970,912 shares at 3/31/10 and 12/31/09, at cost	(48,864,979)	(48,864,979)
Retained earnings	133,579,501	131,137,355
Total stockholders’ equity	115,390,525	112,504,422
Total liabilities and stockholder’s equity	$181,466,640	$185,786,714

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$2,442,146	$922,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,311,336	3,180,955
Amortization of deferred loan costs	64,394	72,446
Share based compensation	443,957	520,305
Provision for bad debts	(82,212)	315,196
Gain on disposal of assets	—	(63,948)
Changes in operating assets and liabilities:
Receivables	(663,697)	(459,051)
Inventories	158,624	145,973
Prepaid expenses	(542,893)	(117,152)
Accounts payable	(1,342,165)	(3,895,510)
Accrued expenses	570,988	352,762
Federal income taxes payable	1,065,000	156,575
Net cash provided by operating activities	5,425,478	1,130,711

Cash flows from investing activities:
Proceeds from sale of assets	—	83,425
Acquisition of property and equipment	(1,806,685)	(2,734,136)
Change in construction payable	—	(3,935,920)
Net cash used in investing activities	(1,806,685)	(6,586,631)

Cash flows from financing activities:
Borrowings under credit facility	—	5,900,000
Loan issuance costs	—	(772,737)
Principal payments on long-term debt	(7,500,000)	—
Net cash (used in) provided by financing activities	(7,500,000)	5,127,263
Net decrease in cash	(3,881,207)	(328,657)
Cash and cash equivalents at beginning of period	14,420,323	11,756,900
Cash and cash equivalents at end of period	$10,539,116	$11,428,243

Supplemental disclosure of cash flow information:
Cash paid for interest	$329,021	$560,500
Cash paid for income taxes	$250,000	$340,000

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

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

Reclassifications

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the 2010 presentation. These reclassifications had no effect on the previously reported total revenue or net income.  Revenues from the spa operations were classified as hotel revenues in 2009 and have been reclassified to other revenues to conform with the 2010 presentation.

NOTE 2. STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the authoritative guidance requiring the compensation cost relating to share-based payment transactions be recognized in the Company’s consolidated statements of income.  Reported stock based compensation expense was classified as follows:

	Three Months Ended
	March 31,
	2010	2009
Casino	$14,202	$15,303
Food and beverage	13,988	15,186
Hotel	5,424	5,891
Selling, general and administrative	410,343	483,925
Total stock-based compensation, before taxes	443,957	520,305
Tax benefit	(155,385)	(182,107)
Total stock-based compensation, net of tax	$288,572	$338,198

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

	Three Months Ended March 31,
	2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,125	$0.15	16,122	$0.06
Effect of dilutive stock options	26	—	26	—
Diluted	16,151	$0.15	16,148	$0.06

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

As of March 31, 2010, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA , of no more than 2.625:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.25:1.  As of March 31, 2010, the Company’s leverage ratio and fixed charge coverage ratios were 1.5:1 and 9.4:1, respectively.  As of March 31, 2009, the Company’s leverage ratio and fixed charge coverage ratios were 2.1:1 and 13.3:1, respectively.

The maximum principal available under the New Credit Facility is reduced by $2.5 million per quarter beginning on December 31, 2009.  At March 31, 2010, the maximum principal available under the New Credit Facility was $55.0 million.  The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.  Maturities of the Company’s borrowings for each of the next five years and thereafter as of March 31, 2010 are as follows (amounts in thousands):

		less than	1 to 3	4 to 5	more than
	Total	1 year	years	years	5 years
Maturities of Borrowings Under Credit Facility	$41,000,000	—	$41,000,000	—	—

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

At March 31, 2010, the Company had $41.0 million outstanding under the New Facility.  At that time its leverage ratio was such that pricing for borrowings under the New Facility was LIBOR plus 2.875%.  At March 31, 2009, the Company had $55.9 million outstanding under the First Credit Facility.  At that time its leverage ratio was such that pricing for borrowings under the First Credit Facility was LIBOR plus 3.25%.  At March 31, 2010 the one-month LIBOR interest rate was 0.25% while at March 31, 2009 the one-month LIBOR interest rate was 0.50%.  The carrying value of the debt outstanding under the New Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

NOTE 5:  INCOME TAXES

For the three months ended March 31, 2010 and 2009, the Company’s effective tax rates was 35.0% and 35.0%, respectively. The effective tax rate for the three months ended March 31, 2010 did not vary from the prior period as the items that impact the effective tax rate are generally consistent from year to year.

NOTE 6. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 810 (originally issued as Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. (“FIN”) 46(R)”).  Among other items, ASC 810 responds to concerns about an enterprise’s application of certain key provisions of FIN 46(R), including those regarding the transparency of the enterprise’s involvement with variable interest entities.  ASC 810 is effective for calendar year end companies beginning on January 1, 2010.  The Company adopted the standard for the interim period ended March 31, 2010.  There was no impact on the Company’s financial position, results of operations, cash flows, or disclosures.

The FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving disclosures about Fair Value Measurement. The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The Company has adopted ASU No. 2010-06 for the first quarter of 2010.  There was no impact on the Company’s financial position, results of operations, cash flows, or disclosures.

In April 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance on accruing for jackpot liabilities.  The guidance clarifies that an entity should not accrue jackpot liabilities (or a portion thereof) before a jackpot is won if an entity can avoid paying that jackpot.  Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  This guidance applies to both base jackpot and the incremental portion of the progressive jackpots.  The guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010.  This guidance should be applied by recording a cumulative effect adjustment to opening retained earnings in the period of adoption.  The Company is currently determining the impact of the guidance on its consolidated financial statements.

NOTE 7. RELATED PARTY TRANSACTIONS

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

The Company currently rents various spaces in the Shopping Center which it uses as office, storage space and guest parking and paid rent of approximately $13,100 and $21,800 plus common area expenses during the first three months of 2010 and 2009, respectively.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004.  As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased driveway section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The Company paid $85,200 and $75,000 plus common area charges for the three months ended March 31, 2010 and 2009, respectively, for its leased driveway space at the Shopping Center.

The Company occasionally leases billboard advertising space from affiliates of its controlling stockholders and paid $51,400 and $10,500 for the three months ended March 31, 2010 and 2009, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monarch Casino & Resort, Inc., through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”).  Monarch’s other wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”) and Golden North, Inc. (“Golden North”), each own a parcel of land located adjacent to the Atlantis.  Monarch was incorporated in 1993 under Nevada law for the purpose of acquiring all of the stock of Golden Road.  The principal asset of Monarch is the stock of Golden Road, which holds all of the assets of the Atlantis.

Our sole operating asset, the Atlantis, is a hotel/casino resort located in Reno, Nevada.  Our business strategy is to maximize the Atlantis’ revenues, operating income and cash flow primarily through our casino, food and beverage and hotel operations.  We capitalize on the Atlantis’ location for tour and travel visitors, conventioneers and local residents by offering exceptional service, quality and value to our guests.  Our hands-on management style focuses on customer service and cost efficiencies.

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its Golden Road, High Desert and Golden North subsidiaries.

OPERATING RESULTS SUMMARY

Below is a summary of our first quarter results for 2010 and 2009:

Amounts in millions, except per share amounts

	Three Months		Percentage
	Ended March 31,		Increase/(Decrease)
	2010	2009	10 vs 09
Casino revenues	$24.2	$22.8	6.1
Food and beverage revenues	10.0	9.6	4.2
Hotel revenues	5.2	4.8	8.3
Other revenues	2.0	1.7	17.6
Net revenues	34.4	32.6	5.5
Sales, general and administrative expense	11.1	11.6	(4.3)
Income from operations	4.2	1.9	121.1

Net Income	2.4	0.9	166.7

Earnings per share - diluted	0.15	0.06	150.0

Operating margin	12.3%	5.9%	6.4 points

The increase in net revenues for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is the first increase in net revenue for a quarter compared to the same quarter of a prior year since our third quarter of 2007.  Our financial results subsequent to the third quarter of 2007 reflect the effects of a very challenging operating environment that began in the fourth quarter of 2007.  As in many other areas around the country, the economic slowdown in Reno in the fourth quarter of 2007 deepened throughout 2008 and 2009.  Aggressive marketing programs by our competitors also had a negative financial impact on us during that time period.  Furthermore, based on statistics released by the Nevada Gaming Control Board, the Reno gaming market has shrunk in the aggregate.  Despite the fact that those negative factors continued into this first quarter of 2010, revenue in each of our operating departments increased compared to the same quarter of 2009. In addition to the increase in revenue, we reduced sales, general and administrative expense.  We believe two of the primary factors that drove the net revenue increase include:

•                  Contribution from our completed expansion, remodel and Atlantis Convention Center Skybridge capital projects (see “CAPITAL SPENDING AND DEVELOPMENT” below).  We believe these and other improvements have increased the quality of our facility relative to that of many of our competitors’ who have not upgraded their facilities.

•                  We also believe that we are delivering superior service to our guests while employee layoffs by many of our competitors have negatively impacted the quality of service they are able to deliver to their guests.

We believe that these factors were the primary drivers of:

•                  Increases of 6.1%, 4.2%, 8.3% and 17.6% in our casino, food and beverage, hotel and other revenues, respectively, resulting in a net revenue increase of 5.5%;

•                  An increase in income from operations and diluted earnings per share of 121.1% and 150.0%, respectively;

•                  An increase in our operating margin by 6.4 points or 108.5%.

We anticipate that the economic slowdown, combined with the aggressive marketing programs of our competitors will continue to apply downward pressure on revenue.  Despite the fact that we overcame those negative factors in the first quarter of 2010 to grow revenues over the same period in 2009, there is no assurance that we will be able to increase revenues in future periods, particularly if the negative macroeconomic factors persist.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain the Atlantis facility in order to present a fresh, high quality product to our guests.

In June 2007, we broke ground on an expansion project, several phases of which we completed and opened in the second half of 2008.  New space was added to the first floor casino level, the second and third floors and the basement level totaling approximately 116,000 square feet.  The existing casino floor was expanded by over 10,000 square feet, or approximately 20%.  The first floor casino expansion includes a redesigned, updated and expanded race and sports book of approximately 4,000 square feet and an enlarged poker room.   The expansion also included the new “Manhattan deli”, a New York deli-style restaurant.  The second floor expansion created additional ballroom and convention space of approximately 27,000 square feet, doubling the existing facilities.  We constructed and opened a pedestrian skywalk over Peckham Lane that connects the Reno-Sparks Convention Center directly to the Atlantis.  In January 2009, we opened the final phase of the expansion project, the new Spa Atlantis featuring an atmosphere, amenities and treatments that are unique from any other offering in our market.  Additionally, many of the pre-expansion areas of the Atlantis were remodeled to be consistent with the upgraded look and feel of the new facilities.  The total cost of these projects (the “Capital Projects”) was approximately $80.0 million.

With the opening of the new skywalk, the Atlantis became the only hotel-casino to be physically connected to the Reno-Sparks Convention Center.  The Reno-Sparks Convention Center offers approximately 500,000 square feet of leasable exhibition, meeting room, ballroom and lobby space.

Capital expenditures at the Atlantis totaled approximately $1.8 million and $2.7 million during the first three months of 2010 and 2009, respectively.  During the three month period ended March 31, 2010, our capital expenditures consisted primarily of costs related to the renovation of our Atlantis Steakhouse restaurant and rest rooms, the acquisition of gaming equipment to upgrade and replace existing equipment and other general upgrades to the Atlantis facility.  During the three month periods ended March 31, 2009, our capital expenditures consisted primarily of construction costs associated with the Capital Projects, the acquisition of gaming equipment to upgrade and replace existing equipment and continued renovation and other general upgrades to the Atlantis facility.

In addition to the capital expenditures incurred during the first quarter of 2010, we anticipate spending approximately $6 to $8 million in 2010 to upgrade and replace equipment and to complete general upgrades to the Atlantis facility.  The timing of these capital expenditures may accelerate or be deferred altogether based on our ongoing assessment of operating cash flow, available borrowing capacity under our Credit Facility (see “THE CREDIT FACILITY” below) and the competitive environment in our market, among other factors.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2010 and 2009

For the three months ended March 31, 2010, our net income was $2.4 million, or $0.15 per diluted share, on net revenues of $34.4 million, an increase from net income of $922 thousand, or $0.06 per diluted share, on net revenues of $32.6 million for the three months ended March 31, 2009. Income from operations for the three months ended March 31, 2010 totaled $4.2 million, a 121.1% increase when compared to $1.9 million for the same period in 2009.  Net revenues and net income increased 5.5% and 166.7%, respectively, when compared to last year’s first quarter.

Casino revenues totaled $24.2 million in the first quarter of 2010, a 6.1% increase from $22.8 million in the first quarter of 2009, which was primarily due to increased slot revenues. Casino operating expenses amounted to 38.6% of casino revenues in the first quarter of 2010, compared to 39.3% in the first quarter of 2009.  The decrease was primarily due to the increase in casino revenue partially offset by the cost of increased complimentary food, beverages and other services provided to casino patrons.

Food and beverage revenues totaled $10.0 million in the first quarter of 2010, a 4.2% increase from $9.6 million in the first quarter of 2009, due primarily to a 1.1% increase in the average revenue per food cover combined with a 4.2% increase in the number of covers served.  Food and beverage operating expenses decreased to 43.7% of food and beverage revenues during the first quarter of 2010 as compared to 48.3% for the first quarter of 2009 primarily due to lower payroll and benefits expense combined with lower food commodity costs.

Hotel revenues were $5.2 million for the first quarter of 2010, an increase of 8.3% from the $4.8 million reported in the 2009 first quarter.  This increase was the result of higher hotel occupancy, an increase in the average daily room rate (“ADR”) and a $10 per day resort fee, paid by our hotel guests, which we implemented on June 1, 2009.  Hotel revenues in the first quarter of 2009 included a $3 per occupied room energy surcharge.  During the first quarter of 2010, the Atlantis experienced a 78.4% occupancy rate, as compared to 76.9% during the same period in 2009. The Atlantis’ ADR was $69.08 in the first quarter of 2010 compared to $66.89 in the first quarter of 2009. Hotel operating expenses as a percent of hotel revenues decreased to 27.7% for the first quarter of 2010 from 32.6% for the first quarter of 2009 due to the increased hotel revenue combined with a decrease in hotel operating expense of $140 thousand due to various miscellaneous expense reductions.

Promotional allowances increased to $6.9 million for the quarter ended March 31, 2010 compared to $6.3 million for the same period of the prior year. Promotional allowances as a percentage of gross revenues increased to 16.8% during the first quarter of 2010 as compared to 16.3% in the first quarter of 2009. These increases are attributable to continued promotional efforts to attract guests and generate revenues.

Other revenues increased to $2.0 million in the 2010 first quarter from $1.7 million for the first quarter of 2009 primarily due to increased revenue in our spa and salon.

Depreciation and amortization expense remained relatively flat at $3.3 million in the first quarter of 2010 as compared to $3.2 million in the first quarter of 2009.

Selling, general and administrative (“SG&A”) expenses were $11.1 million in the first quarter of 2010, a 4.3% decrease from $11.6 million in the first quarter of 2009. The decrease was primarily due to reductions in bad debt expense of $400 thousand, legal expense of $200 thousand, electricity expense of $195 thousand partially offset by increased marketing expense of $185 thousand and miscellaneous expense of $60 thousand.  As a percentage of net revenue, SG&A expenses decreased to 32.2% in the first quarter of 2010 from 35.7% in the same period in 2009 due to the effect of the increase in net revenue combined with the lower SG&A expense.

Interest expense decreased from $550 thousand in the first quarter of 2009 to $458 thousand in the first quarter of 2010.  This decrease was due to lower average balances outstanding under our credit facility (see the “CREDIT FACILITY” section below).

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2010, net cash provided by operating activities totaled $5.4 million, an increase of $4.3 million or 390.9% compared to the same period last year.  This increase was primarily related to greater net income and the timing of the payment of accounts payable during the first quarter of 2010.

Net cash used in investing activities totaled $1.8 million and $6.6 million in the three months ended March 31, 2010 and 2009, respectively.  During the three month period ended March 31, 2010, net cash used in investing activities consisted primarily of costs related to the renovation of our Atlantis Steakhouse restaurant and rest rooms, the acquisition of gaming equipment to upgrade and replace existing equipment and other general upgrades to the Atlantis facility.  During the three month periods ended March 31, 2009, net cash used in investing activities consisted primarily of construction costs associated with the Capital Projects, the acquisition of gaming equipment to upgrade and replace existing equipment and continued renovation and other general upgrades to the Atlantis facility.

We used $7.5 million of cash in financing activities during the three months ended March 31, 2010 to repay borrowings under our Credit Facility (see “THE CREDIT FACILITY” below).  During the three months ended March 31, 2009, $5.1 million of net cash was provided by financing activities primarily related to borrowings under our Credit Facility.

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

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004 that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis. The Shopping Center is controlled by an entity whose owners include our controlling stockholders. As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term.  Some components of the new driveway are being depreciated over a shorter period of time. We paid $85,200 in lease payments for the leased driveway space at the Shopping Center during the three months ended March 31, 2010.

Critical Accounting Policies

A description of our critical accounting policies and estimates can be found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”). For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2009 Form 10-K filed on March 16, 2010.

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

Other factors that may impact current and future results are set forth in detail in Part II - Item 1A “Risk Factors” of this Form 10-Q and in Item 1A “Risk Factors” of our 2009 Form 10-K.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of March 31, 2010 and the next five years and thereafter are as follow:

	Payments Due by Period (4)
Contractual Cash		less than	1 to 3	4 to 5	more than
Obligations	Total	1 year	years	years	5 years
Operating Leases(1)	$3,515,000	$370,000	$740,000	$740,000	$1,665,000
Current Maturities of Borrowings Under Credit Facility (2)	41,000,000	—	41,000,000	—	—
Purchase Obligations(3)	2,755,000	2,755,000	—	—	—
Total Contractual Cash Obligations	$47,270,000	$3,125,000	$41,740,000	$740,000	$1,665,000

(1) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis.

(2) The amount represents outstanding draws against our Credit Facility (see “THE CREDIT FACILITY” below) as of March 31, 2010.

(3) Purchase obligations represent approximately $830 thousand of commitments related to capital projects and approximately $1.9 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and construction commitments, approximately $1.9 million are cancelable by us upon providing a 30-day notice.

(4) Because interest payments under our Credit Facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: 1) future short-term interest rates; 2) our future leverage ratio which varies with EBITDA and our borrowing levels and 3) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 2.00% to 3.375% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At March 31, 2010 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.875%.  At March 31, 2010, the one-month LIBOR rate was 0.25%.

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

The maximum principal available under the New Credit Facility is reduced by $2.5 million per quarter beginning on December 31, 2009.  At March 31, 2010, the maximum principal available was $55 million. We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500,000 and a multiple of $50,000.

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

At March 31, 2010, we had $41 million outstanding under the New Credit Facility, none of which was classified as short-term debt.  Short term debt represents the mandatory principal reductions over the upcoming year, based on the amount outstanding under the New Credit Facility at March 31, 2010 compared to the maximum principal available at March 31, 2011.  The maximum principal available under the New Credit Facility on March 31, 2011 is $45 million.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 2.00% to 3.375% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At March 31, 2010 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.875%.  At March 31, 2010, the one-month LIBOR rate was 0.25%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of March 31, 2010 that are subject to market risk.  As of March 31, 2010 we had $41 million of outstanding debt under our New Credit Facility that was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the New Credit Facility at March 31, 2010 would result in a change in our annual interest cost of approximately $410,000.

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

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes to those risk factors during the three months ended March 31, 2010.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No	Description
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of John Farahi, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Ronald Rowan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: May 10, 2010	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)