Form 10-Q
period 2010-06-30
MONARCH CASINO & RESORT INC
filed 2010-08-09
CIK 907242

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,132,058 shares
Class	Outstanding at July 22, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Casino	$25,020,899	$24,146,246	$49,175,039	$46,950,745
Food and beverage	10,369,922	9,826,213	20,353,525	19,419,281
Hotel	5,931,465	5,224,404	11,109,532	10,043,243
Other	1,855,462	1,800,368	3,835,156	3,430,773
Gross revenues	43,177,748	40,997,231	84,473,252	79,844,042

Less promotional allowances	(7,021,852)	(6,541,873)	(13,965,804)	(12,873,448)
Net revenues	36,155,896	34,455,358	70,507,448	66,970,594
Operating expenses
Casino	9,525,444	8,880,076	18,853,785	17,832,295
Food and beverage	4,656,332	4,538,148	9,020,786	9,173,546
Hotel	1,617,683	1,654,775	3,050,822	3,192,701
Other	765,813	676,770	1,405,924	1,396,207
Selling, general and administrative	11,913,997	12,309,904	22,972,598	23,929,626
Depreciation and amortization	3,214,390	3,094,951	6,525,726	6,275,906
Total operating expenses	31,693,659	31,154,624	61,829,641	61,800,281
Income from operations	4,462,237	3,300,734	8,677,807	5,170,313
Other income (expense)
Other income	16,000	36,341	16,000	135,707
Interest expense	(365,851)	(571,007)	(824,275)	(1,121,217)
Total other income (expense)	(349,851)	(534,666)	(808,275)	(985,510)
Income before income taxes	4,112,386	2,766,068	7,869,532	4,184,803
Provision for income taxes	(1,452,055)	(968,150)	(2,767,055)	(1,464,725)
Net income	$2,660,331	$1,797,918	$5,102,477	$2,720,078

Earnings per share of common stock
Net income
Basic	$0.16	$0.11	$0.32	$0.17
Diluted	$0.16	$0.11	$0.32	$0.17

Weighted average number of common shares and potential common shares outstanding
Basic	16,129,053	16,122,048	16,127,231	16,122,048
Diluted	16,220,865	16,151,412	16,186,154	16,150,060

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,009,792	$14,420,323
Receivables, net	2,805,313	2,294,703
Federal income tax receivable	436,399	—
Inventories	1,691,634	1,706,867
Prepaid expenses	3,105,286	2,623,650
Deferred income taxes	1,090,063	1,090,063
Total current assets	19,138,487	22,135,606
Property and equipment
Land	13,172,522	13,172,522
Land improvements	3,511,484	3,511,484
Buildings	140,522,106	140,522,106
Building improvements	10,410,770	10,410,770
Furniture and equipment	110,070,823	107,655,784
Leasehold improvements	1,346,965	1,346,965
	279,034,670	276,619,631
Less accumulated depreciation and amortization	(119,893,275)	(113,538,145)
Net property and equipment	159,141,395	163,081,486
Other assets, net	440,833	569,622
Total assets	$178,720,715	$185,786,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Borrowings under credit facility	$—	$1,000,000
Accounts payable	6,958,118	8,984,010
Accrued expenses	10,713,355	11,056,079
Federal income taxes payable	—	46,546
Total current liabilities	17,671,473	21,086,635
Long-term debt, less current maturities	37,800,000	47,500,000
Deferred income taxes	4,695,657	4,695,657
Total liabilities	60,167,130	73,282,292

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,132,058 outstanding at 6/30/10 16,125,388 outstanding at 12/31/09	190,963	190,963
Additional paid-in capital	30,821,256	30,041,083
Treasury stock, 2,964,242 shares at 6/30/10 2,970,912 shares at 12/31/09, at cost	(48,698,466)	(48,864,979)
Retained earnings	136,239,832	131,137,355
Total stockholders’ equity	118,553,585	112,504,422
Total liabilities and stockholder’s equity	$178,720,715	$185,786,714

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$5,102,477	$2,720,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,525,726	6,275,906
Amortization of deferred loan costs	128,789	136,840
Share based compensation	900,663	1,053,537
Provision for bad debts	369,863	833,484
Gain on disposal of assets	(16,000)	(63,948)
Changes in operating assets and liabilities:
Receivables	(880,473)	(496,044)
Inventories	15,233	134,360
Prepaid expenses	(481,636)	10,232
Other assets	—	(772,736)
Accounts payable	(2,025,892)	(2,597,640)
Accrued expenses	(342,724)	(348,443)
Federal income taxes	(482,945)	724,725
Net cash provided by operating activities	8,813,081	7,610,351

Cash flows from investing activities:
Proceeds from sale of assets	16,000	83,425
Acquisition of property and equipment	(2,585,635)	(5,119,825)
Change in construction payable	—	(5,404,372)
Net cash used in investing activities	(2,569,635)	(10,440,772)

Cash flows from financing activities:
Proceeds from exercise of stock options	46,023	—
Borrowings under credit facility	—	5,900,000
Principal payments on long-term debt	(10,700,000)	(3,800,000)
Net cash (used in) provided by financing activities	(10,653,977)	2,100,000
Net decrease in cash	(4,410,531)	(730,421)
Cash and cash equivalents at beginning of period	14,420,323	11,756,900
Cash and cash equivalents at end of period	$10,009,792	$11,026,479

Supplemental disclosure of cash flow information:
Cash paid for interest	$628,317	$1,095,081
Cash paid for income taxes	$3,250,000	$740,000

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

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Fair Value of Financial Instruments:

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

Reclassifications:

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the 2010 presentation. These reclassifications had no effect on the previously reported net income.  Revenues and expenses from the spa operations were classified as hotel revenues and expenses, respectively, in 2009 and have been reclassified to other revenues and other expenses, respectively, to conform with the 2010 presentation.

NOTE 2. STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the authoritative guidance requiring the compensation cost relating to share-based payment transactions be recognized in the Company’s consolidated statements of income.

On June 21, 2010, the Company granted 426,709 stock options with an exercise price of $11.15 in exchange for 454,319 underwater stock options surrendered in a stockholder approved exchange offer that expired on June 19, 2010.  The newly granted options have a ten-year contractual term and have one of two vesting terms.  Options issued in exchange for unvested surrendered options vest one year following the anniversary date of surrendered options.  Options issued in exchange for vested surrendered options vest in three equal installments on June 21, 2011, 2012 and 2013, respectively.  The exchange ratio was calculated based on the fair values of the options surrendered and issued under a value-for-value exchange and incremental compensation expense was not material.

Reported stock based compensation expense was classified as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Casino	$13,231	$14,067	$27,433	$29,370
Food and beverage	15,533	14,054	29,520	29,240
Hotel	5,567	6,456	10,991	12,347
Selling, general and administrative	422,375	498,655	832,719	982,580
Total stock-based compensation, before taxes	456,706	533,232	900,663	1,053,537
Tax benefit	(159,847)	(186,631)	(315,232)	(368,738)
Total stock-based compensation, net of tax	$296,859	$346,601	$585,431	$684,799

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

	Three Months Ended June 30,
	2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,129	$0.16	16,122	$0.11
Effect of dilutive stock options	92	—	29	—
Diluted	16,221	$0.16	16,151	$0.11

	Six Months Ended June 30,
	2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,127	$0.32	16,122	$0.17
Effect of dilutive stock options	59	—	28	—
Diluted	16,186	$0.32	16,150	$0.17

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.  For the three and six months ended June 30, 2010; 1,336,296 and 1,544,963 anti-dilutive options were excluded from the computation.

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

As of June 30, 2010, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA , of no more than 2.625:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.25:1.  As of June 30, 2010, the Company’s leverage ratio and fixed charge coverage ratios were 1.3:1 and 11.3:1, respectively.  As of June 30, 2009, the Company’s leverage ratio and fixed charge coverage ratios were 1.95:1 and 9.7:1, respectively.

The maximum principal available under the New Credit Facility is reduced by $2.5 million per quarter beginning on December 31, 2009.  At June 30, 2010, the maximum principal available under the New Credit Facility was $52.5 million.  The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.  Maturities of the Company’s borrowings for each of the next five years and thereafter as of June 30, 2010 are as follows (amounts in thousands):

		less than	1 to 3	4 to 5	more than
	Total	1 year	years	years	5 years
Maturities of Borrowings Under Credit Facility	$37,800,000	—	$37,800,000	—	—

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

At June 30, 2010, the Company had $37.8 million outstanding under the New Facility.  At that time its leverage ratio was such that pricing for borrowings under the New Facility was LIBOR plus 2.375%.  At that time its leverage ratio was such that pricing for borrowings under the First Credit Facility was LIBOR plus 3.125%.  At June 30, 2010 the one-month LIBOR interest rate was 0.30%.  The carrying value of the debt outstanding under the New Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

NOTE 5.  INCOME TAXES

For the six months ended June 30, 2010 and 2009, the Company’s effective tax rate was 35.0%. The effective tax rate for the six months ended June 30, 2010 did not vary from the prior period as the items that impact the effective tax rate are generally consistent from year to year.

NOTE 6. RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, new accounting guidance was updated regarding fair value measurements and disclosures.  The guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The Company adopted the new accounting guidance in the first quarter of 2010 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, the Company has not yet determined the effect, if any, that the implementation of such proposed standards would have on its financial statements.

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

The Company currently rents various spaces in the Shopping Center which it uses as office, storage space and guest parking. The Company paid rent of approximately $13,100 and $26,200 plus common area expenses for the three and six months ended June 30, 2010, respectively, and approximately $34,800 and $56,600 plus common area expenses for the three and six months ended June 30, 2009, respectively.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for three five-year terms, and, at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million.  The Company was responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term.  Some components of the new driveway are being depreciated over a shorter period of time. The Company paid approximately $85,200 and $170,400 plus common area maintenance charges for its leased driveway space at the Shopping Center during the three and six months ended June 30, 2010 and $75,000 and $150,000 plus common area maintenance charges for the three and six months ended June 30, 2009.

The Company occasionally leases billboard advertising space from affiliates of its controlling stockholders and paid $23,800 and $75,200 for the three and six months ended June 30, 2010, respectively, and paid $7,000 and $17,500 for the three and six months ended June 30, 2009, respectively.

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

OPERATING RESULTS SUMMARY

Below is a summary of our second quarter results for 2010 and 2009:

Amounts in millions, except per share amounts

	Three Months
	Ended June 30,		Percentage
	2010	2009	(Decrease)/Increase
Casino revenues	$25.0	$24.1	3.7
Food and beverage revenues	10.4	9.8	6.1
Hotel revenues	5.9	5.2	13.5
Other revenues	1.9	1.8	5.6
Net revenues	36.2	34.5	4.9
Sales, general and admin expense	11.9	12.3	(3.3)
Income from operations	4.5	3.3	36.4

Net Income	2.7	1.8	50.0

Earnings per share - diluted	0.16	0.11	45.5
Operating margin	12.3%	9.6%	2.7	pts.

	Six Months
	Ended June 30,		Percentage
	2010	2009	(Decrease)/Increase
Casino revenues	$49.2	$47.0	4.7
Food and beverage revenues	20.4	19.4	5.2
Hotel revenues	11.1	10.0	11.0
Other revenues	3.8	3.4	11.8
Net revenues	70.5	67.0	5.2
Sales, general and admin expense	23.0	23.9	(3.8)
Income from operations	8.7	5.2	67.3

Net Income	5.1	2.7	88.9

Earnings per share - diluted	0.32	0.17	88.2
Operating margin	12.3%	7.7%	4.6	pts.

The increase in net revenue for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is the second consecutive quarter that our net revenues exceeded that of the prior year’s quarter.  Before the first quarter of 2010, we had not posted a quarterly increase in net revenues over the same prior year quarter since the third quarter of 2007.  Our financial results subsequent to the third quarter of 2007 reflect the effects of a very challenging operating environment that began in the fourth quarter of 2007.  As in many other areas around the country, the economic decline in Reno in the fourth quarter of 2007 deepened throughout 2008 and 2009, and has continued into 2010.  Aggressive marketing programs by our competitors have also negatively impacted us during that time.  Furthermore, based on statistics released by the Nevada Gaming Control Board, the Reno gaming market has shrunk in the aggregate.  Despite the fact that those negative factors continued into this second quarter of 2010, revenue in each of our operating departments increased compared to the same quarter of 2009 while sales, general and administrative expense decreased.  We believe two of the primary factors that drove the net revenues increase include:

•                  Contribution from our completed expansion, renovation and Atlantis Convention Center Skybridge capital projects (see “CAPITAL SPENDING AND DEVELOPMENT” below).  We believe these and other improvements have increased the quality of our facility relative to that of many of our competitors’ who have not upgraded their facilities.

•                  We also believe that we are delivering superior service to our guests while employee layoffs by many of our competitors have negatively impacted the quality of service they are able to deliver to their guests.

We believe that these factors were the primary drivers of:

•                  Increases of 3.7%, 6.1%, 13.5% and 5.6% in our casino, food and beverage, hotel and other revenues, respectively, resulting in a net revenues increase of 4.9%;

•                  An increase in income from operations and diluted earnings per share of 36.4% and 45.5%, respectively;

•                  An increase in our operating margin by 2.7 points or 28.1%.

We anticipate that the economic decline, combined with the aggressive marketing programs of our competitors, will continue to apply downward pressure on revenue.  Despite the fact that we overcame those negative factors in the first six months of 2010 to grow revenues over the same period in 2009, there is no assurance that we will be able to increase revenues in future periods, particularly if the negative macroeconomic factors persist.

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

Capital expenditures at the Atlantis totaled approximately $2.6 million and $5.1 million during the first six months of 2010 and 2009, respectively.  During the six month period ended June 30, 2010, our capital expenditures consisted primarily of costs related to the renovation of our Atlantis Steakhouse restaurant and rest rooms, the acquisition of gaming equipment to upgrade and replace existing equipment and continued renovation and other general upgrades to the Atlantis facility.  For the six months period ended June 30, 2009, our capital expenditures consisted primarily of construction costs associated with the Capital Projects, the acquisition of gaming equipment to upgrade and replace existing equipment and continued renovation and upgrades to the Atlantis facility.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2010 and 2009

For the three-month period ended June 30, 2010, our net income was $2.7 million, or $0.16 per diluted share, on net revenues of $36.2 million, an increase from net income of $1.8 million, or $0.11 per diluted share, on net revenues of $34.5 million for the three months ended June 30, 2009. Income from operations for the three months ended June 30, 2010 totaled $4.5 million, a 36.4% increase when compared to $3.3 million for the same period in 2009.  Net revenues increased 4.9%, and net income increased 50.0%, when compared to last year’s second quarter.

Casino revenues totaled $25.0 million in the second quarter of 2010, a 3.7% increase from $24.1 million in the second quarter of 2009, which was primarily due to increased slot revenues.  Casino operating expenses as a percentage of casino revenue increased to 38.1% as compared to 36.8% in the prior year’s second quarter primarily due to the cost of increased complimentary food, beverages and other services provided to casino patrons (“Complimentaries”).  Complimentaries expense increased primarily due to the higher revenues combined with increased promotional and discount programs in response to the challenging economic environment and greater competitor promotional and discount programs.

Food and beverage revenues totaled $10.4 million in the second quarter of 2010, a 6.1% increase from $9.8 million in the second quarter of 2009, due primarily to a 1.5% increase in covers served combined with a 5.3% increase in the average revenue per cover.  Food and beverage operating expenses as a percentage of food and beverage revenue decreased to 44.9% for the second quarter compared to 46.2% in the second quarter of the prior year primarily due to the higher revenue combined with lower food commodity costs.

Hotel revenues were $5.9 million for the second quarter of 2010, an increase of 13.5% from the $5.2 million reported in the 2009 second quarter.  This increase was driven by higher average daily room rate (“ADR”), higher occupancy and revenue from a $10 per day resort fee, paid by our hotel guests, which we implemented effective June 1, 2009.  During the second quarter of 2010, the Atlantis experienced an 86.4% occupancy rate, as compared to 85.2% during the same period in 2009. The Atlantis’ ADR was $71.34 in the second quarter of 2010 compared to $65.77 in the second quarter of 2009.  Hotel operating expenses as a percent of hotel revenues decreased to 27.3% in the 2010 second quarter from 31.7% in the 2009 second quarter due to the increase in hotel revenue combined with relatively flat hotel operating expense.

Promotional allowances were $7.0 million in the second quarter of 2010 and $6.5 million in the second quarter of 2009.  Promotional allowances as a percentage of gross revenues increased to 16.3% during the second quarter of 2010 from 16.0% in the second quarter of 2009.  This increase was primarily the result of increased promotional and discount programs in response to the challenging economic environment and ongoing competitor promotional and discount programs.

Depreciation and amortization expense remained relatively flat at $3.2 million in the second quarter of 2010 as compared to $3.1 million for the second quarter of 2009.

SG&A expense totaled $11.9 million in the second quarter of 2010, a 3.3% decrease from $12.3 million in the second quarter of 2009. The decrease was primarily due to lower legal expenses of approximately $340 thousand, payroll and benefits expense of approximately $180 thousand and utilities expense of approximately $140 thousand partially offset by higher marketing expense of approximately $210 thousand and miscellaneous expense of approximately $50 thousand.  SG&A expense as a percentage of net revenues decreased to 33.0% for the second quarter of 2010 as compared to 35.7% in the second quarter of 2009.  This decrease is the result of the higher net revenue combined with the lower expenses.

During the three month period ended June 30, 2010, we paid down the balance outstanding under our credit facility by $3.2 million, which decreased the outstanding balance of the credit facility from $41.0 million at March 31, 2010 to $37.8 million at June 30, 2010.  Because of the lower average borrowing balance in the second quarter of 2010 as compared the second quarter of 2009, interest expense decreased during the second quarter of 2010 to $366 thousand from $571 thousand in the second quarter of 2009.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2010 and 2009.

For the six months ended June 30, 2010, our net income was $5.1 million, or $0.32 per diluted share, on net revenues of $70.5 million, an increase from net income of $2.7 million, or $0.17 per diluted share, on net revenues of $67.0 million during the six months ended June 30, 2009. Income from operations for the 2010 six-month period totaled $8.7 million, compared to $5.2 million for the same period in 2009. Net revenues increased 5.2%, and net income increased 88.9% when compared to the six-month period ended June 30, 2009.

Casino revenues for the first six months of 2010 totaled $49.2 million, a 4.7% increase from $47.0 million for the first six months of 2009.  Casino operating expenses amounted to 38.3% of casino revenues for the six months ended June 30, 2010, compared to 38.0% for the same period in 2009, the increase was primarily due to the cost of increased complimentary food, beverages and other services provided to casino patrons (“Complimentaries”).  Complimentaries expense increased primarily due to the higher revenues combined with increased promotional and discount programs in response to the challenging economic environment and greater competitor promotional and discount programs.

Food and beverage revenues totaled $20.4 million for the six months ended June 30, 2010, an increase from the $19.4 million for the six months ended June 30, 2009, due to a 1.5% increase in the number of covers served combined with a 5.3% increase in the average revenue per cover.  Food and beverage operating expenses amounted to 44.3% of food and beverage revenues during the 2010 six-month period, a decrease when compared to 47.2% for the same period in 2009.  This decrease was primarily the result of the higher revenue combined with lower food commodity costs and lower payroll and benefits expense.

Hotel revenues for the first six months of 2010 increased slightly to $11.1 million from $10.0 million for the first six months of 2009.  This increase was due to a slight increase in hotel occupancy combined with an increase in the average daily room rate (“ADR”) and revenue from a $10 per day resort fee, paid by our hotel guests, which we implemented on June 1, 2009.  Hotel revenues for the first five months of 2009 include a $3 per occupied room energy surcharge.  This surcharge was eliminated when we implemented the $10 per day resort fee on June 1, 2009. ADR during the 2010 six-month period increased to $70.23 from $66.32 for the same period in 2009.  The occupancy rate increased slightly to 82.4% for the six-month period in 2010, from 82.0% for the same period in 2009.  Hotel operating expenses as a percentage of hotel revenues in the first six months of 2010 decreased to 27.5% from 31.8% for the same period in 2009. This decrease is primarily due to the higher revenues and lower hotel operating expense due primarily to lower payroll and benefits expense.

Promotional allowances increased to $14.0 million for the first six months of 2010 from $12.9 million for the same period in 2009.  Promotional allowances as a percentage of gross revenues increased to 16.5% for the first six months of 2010 compared to 16.1% for the same period in 2009.  This increase was primarily the result of increased promotional and discount programs in response to the challenging economic environment and ongoing competitor promotional and discount programs.

Depreciation and amortization expense was $6.5 million in the first six months of 2010, slightly higher than the $6.3 million in the same period last year.  This increase is the result of the completion of our Capital Projects (see further discussion of the Capital Projects in the “CAPITAL SPENDING AND DEVELOPMENT” section above).

SG&A expense decreased 3.8% to $23.0 million in the first six months of 2010, compared to $23.9 million in the first six months of 2009, primarily as a result lower legal expense of approximately $540 thousand, bad debt expense of approximately $465 thousand, utilities expense of approximately $310 thousand and payroll and benefits expense of approximately $140 thousand all partially offset by higher marketing expense of approximately $400 thousand and higher miscellaneous expense of $155 thousand.  As a percentage of net revenue, SG&A expenses decreased to 32.6% in the 2010 six-month period from 35.7% in the same period in 2009. This decrease is the result of the effect of the higher net revenue combined with the lower expenses.

Other income for the first six months of 2010 totaled $16 thousand, compared to $136 thousand for the same period of the prior year. The difference reflects lower interest bearing cash and cash equivalents during the first six months of 2010 as compared to the same period in 2009.

Because of a lower average borrowing balance in the first six months of 2010 as compared to the same period of 2009, interest expense decreased during the first six months of 2010 to $824 thousand from $1.1 million for the same period of 2009.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2010, net cash provided by operating activities totaled $8.8 million, an increase of $1.2 million or 15.8% compared to the same period last year.  This increase was primarily the result of greater net income partially offset by the collection of a lower amount of accounts receivable and the payment of a greater amount of accounts payable and federal income taxes during the first six months of 2010 as compared to the first six months of the prior year.

Net cash used in investing activities totaled $2.6 million and $10.4 million in the six months ended June 30, 2010 and 2009, respectively.  This $7.8 million decrease was primarily the result of less cash used to pay for construction costs associated with the completed expansion phase of the Atlantis (see further discussion of the Capital Projects in the “CAPITAL SPENDING AND DEVELOPMENT” section above) and less cash used in the acquisition of property and equipment.

We used $10.7 million of net cash in financing activities during the six months ended June 30, 2010 compared to net cash provided by financing activities of $2.1 million for the six months ended June 30, 2009.  During the first six months of 2010, we paid $10.7 million of the outstanding balance under our Credit Facility (see “THE CREDIT FACILITY” below) while we borrowed a net amount of $2.1 million during the first six months of 2009.

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

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis. The Shopping Center is controlled by an entity whose owners include our controlling stockholders. As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $170,400 in lease payments for the leased driveway space at the Shopping Center during the six months ended June 30, 2010.

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

Other factors that may impact current and future results are set forth in detail in Item 1A “Risk Factors” of our 2009 Form 10-K.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of June 30, 2010 and the next five years and thereafter are as follow:

	Payments Due by Period (4)
Contractual Cash		less than	1 to 3	4 to 5	more than
Obligations	Total	1 year	years	years	5 years
Operating Leases(1)	$3,423,000	$370,000	$740,000	$740,000	$1,573,000
Current Maturities of Borrowings Under Credit Facility (2)	37,800,000	—	37,800,000	—	—
Purchase Obligations(3)	2,444,900	2,444,900	—	—	—
Total Contractual Cash Obligations	$43,670,900	$2,814,900	$38,540,000	$740,000	$1,573,000

(1) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis.

(2) The amount represents outstanding draws against our Credit Facility (see “THE CREDIT FACILITY” below) as of June 30, 2010.

(3) Purchase obligations represent approximately $754 thousand of commitments related to capital projects and approximately $1.7 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and construction commitments, approximately $1.7 million are cancelable by us upon providing a 30-day notice.

(4) Because interest payments under our Credit Facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: 1) future short-term interest rates; 2) our future leverage ratio which varies with EBITDA and our borrowing levels and 3) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 2.00% to 3.375% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At June 30, 2010 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.375%.

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

As of June 30, 2010, we were required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA , of no more than 2.625:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.25:1.  As of June 30, 2010, our leverage ratio and fixed charge coverage ratios were 1.3:1 and 11.3:1, respectively.  As of June 30, 2009, our leverage ratio and fixed charge coverage ratios were 1.95:1 and 9.7:1, respectively.

The maximum principal available under the New Credit Facility is reduced by $2.5 million per quarter beginning on December 31, 2009.  At June 30, 2010, the maximum principal available under the New Credit Facility was $52.5 million.  We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.

We may prepay borrowings under the New Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period).  Amounts prepaid may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available

We paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the facility’s term using the straight-line method.

At June 30, 2010, we had $37.8 million outstanding under the New Facility.  At that time our leverage ratio was such that pricing for borrowings under the New Facility was LIBOR plus 2.375%.  At June 30, 2010 the one-month LIBOR interest rate was 0.30% .

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of June 30, 2010 that are subject to market risk.  As of June 30, 2010 we had $37.8 million of outstanding debt under our New Credit Facility that was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the New Credit Facility at June 30, 2010 would result in a change in our annual interest cost of approximately $378,000.

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

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes to those risk factors during the three months ended June 30, 2010.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: August 9, 2010	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)