Form 10-Q
period 2010-09-30
MONARCH CASINO & RESORT INC
filed 2010-11-08
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,138,158 shares
Class	Outstanding at October 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Monarch Casino & Resort, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Casino	$26,039,912	$24,385,970	$75,214,951	$71,336,715
Food and beverage	10,595,591	9,546,449	30,949,116	28,965,730
Hotel	6,361,763	5,653,926	17,471,295	15,680,384
Other	2,075,795	1,665,197	5,910,951	5,112,754
Gross revenues	45,073,061	41,251,542	129,546,313	121,095,583
Less promotional allowances	(7,392,963)	(6,405,742)	(21,358,767)	(19,279,190)
Net revenues	37,680,098	34,845,800	108,187,546	101,816,393
Operating expenses
Casino	9,822,885	8,959,794	28,676,670	26,820,573
Food and beverage	4,955,400	4,600,471	13,976,186	13,774,017
Hotel	1,570,286	1,807,230	4,621,108	5,021,467
Other	745,261	654,750	2,151,185	2,000,936
Selling, general and administrative	12,785,043	12,203,807	35,757,641	36,133,433
Depreciation and amortization	3,394,258	3,034,674	9,919,984	9,310,580
Total operating expenses	33,273,133	31,260,726	95,102,774	93,061,006
Income from operations	4,406,965	3,585,074	13,084,772	8,755,387
Other income (expense)
Other income	—	36,205	16,000	171,912
Interest expense	(334,028)	(486,921)	(1,158,303)	(1,608,138)
Total other expense	(334,028)	(450,716)	(1,142,303)	(1,436,226)
Income before income taxes	4,072,937	3,134,358	11,942,469	7,319,161
Provision for income taxes	(1,407,000)	(1,096,500)	(4,174,055)	(2,561,225)
Net income	$2,665,937	$2,037,858	$7,768,414	$4,757,936

Earnings per share of common stock
Net income
Basic	$0.17	$0.13	$0.48	$0.30
Diluted	$0.17	$0.13	$0.48	$0.29

Weighted average number of common shares and potential common shares outstanding
Basic	16,132,531	16,122,593	16,129,017	16,122,232
Diluted	16,209,724	16,180,168	16,194,332	16,159,669

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,843,738	$14,420,323
Receivables, net	3,606,120	2,294,703
Federal income tax receivable	1,050,849	—
Inventories	1,800,217	1,706,867
Prepaid expenses	2,450,672	2,623,650
Deferred income taxes	780,550	1,090,063
Total current assets	20,532,146	22,135,606
Property and equipment
Land	13,172,522	13,172,522
Land improvements	3,511,484	3,511,484
Buildings	140,522,106	140,522,106
Building improvements	10,597,698	10,410,770
Furniture and equipment	111,238,662	107,655,784
Leasehold improvements	1,346,965	1,346,965
	280,389,437	276,619,631
Less accumulated depreciation and amortization	(123,287,532)	(113,538,145)
Net property and equipment	157,101,905	163,081,486
Other assets, net	376,438	569,622
Total assets	$178,010,489	$185,786,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Borrowings under credit facility	$—	$1,000,000
Accounts payable	6,972,541	8,984,010
Accrued expenses	12,740,776	11,056,079
Federal income taxes payable	—	46,546
Total current liabilities	19,713,317	21,086,635
Long-term debt, less current maturities	32,000,000	47,500,000
Deferred income taxes	4,707,594	4,695,657
Total Liabilities	56,420,911	73,282,292

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,138,158 outstanding at 9/30/10 16,125,388 outstanding at 12/31/09	190,963	190,963
Additional paid-in capital	31,034,509	30,041,083
Treasury stock, 2,958,142 shares at 9/30/10 2,970,912 shares at 12/31/09, at cost	(48,541,663)	(48,864,979)
Retained earnings	138,905,769	131,137,355
Total stockholders’ equity	121,589,578	112,504,422
Total liability and stockholder’s equity	$178,010,489	$185,786,714

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$7,768,414	$4,757,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,919,984	9,310,580
Amortization of deferred loan costs	193,184	201,235
Stock based compensation	1,221,370	1,595,949
Provision for bad debts	705,450	1,048,626
Gain on disposal of assets	(16,000)	(63,948)
Deferred income taxes	321,450	2,494,660
Changes in operating assets and liabilities:
Receivables	(2,016,867)	(1,296,179)
Inventories	(93,350)	50,201
Prepaid expenses	172,978	(210,593)
Other assets	—	(772,736)
Accounts payable	(2,011,469)	(3,072,654)
Accrued expenses	1,684,697	1,240,083
Federal income taxes	(1,097,395)	212,636
Net cash provided by operating activities	16,752,446	15,495,796

Cash flows from investing activities:
Proceeds from sale of assets	16,000	83,425
Acquisition of property and equipment	(3,940,403)	(9,414,659)
Change in construction payable	—	(5,404,372)
Net cash used in investing activities	(3,924,403)	(14,735,606)

Cash flows from financing activities:
Proceeds from exercise of stock options	95,372	13,009
Tax benefit of stock option exercise	—	6,673
Borrowings under credit facility	—	9,750,000
Principal payments on long-term debt	(16,500,000)	(11,100,000)
Net cash used in financing activities	(16,404,628)	(1,330,318)
Net decrease in cash	(3,576,585)	(570,128)
Cash and cash equivalents at beginning of period	14,420,323	11,756,900
Cash and cash equivalents at end of period	$10,843,738	$11,186,772

Supplemental disclosure of cash flow information:
Cash paid for interest	$896,648	$1,526,077
Cash paid for income taxes	$4,950,000	$740,000

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

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

On June 21, 2010, the Company granted 426,709 stock options with an exercise price of $11.15 in exchange for 454,319 underwater stock options surrendered in a stockholder approved exchange offer that expired on June 19, 2010.  The newly granted options have a ten-year contractual term and have one of two vesting terms.  Options issued in exchange for unvested surrendered options vest one year following the anniversary date of surrendered options.  Options issued in exchange for vested surrendered options vest in three equal installments on June 21, 2011, 2012 and 2013, respectively.  The exchange ratio was calculated based on the fair values of the options surrendered and issued under a value-for-value exchange.  Incremental compensation expense was not material.

Reported stock based compensation expense was classified as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Casino	$15,568	$14,606	$43,000	$43,976
Food and beverage	23,811	14,425	53,332	43,665
Hotel	9,947	5,991	20,938	18,338
Selling, general and administrative	271,381	507,390	1,104,100	1,489,970
Total stock-based compensation, before taxes	320,707	542,412	1,221,370	1,595,949
Tax benefit	(112,247)	(189,844)	(427,480)	(558,582)
Total stock-based compensation, net of tax	$208,460	$352,568	$793,890	$1,037,367

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

	Three Months Ended September 30,
	2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,133	$0.17	16,123	$0.13
Effect of dilutive stock options	77	—	57	—
Diluted	16,210	$0.17	16,180	$0.13

	Nine Months Ended September 30,
	2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,129	$0.48	16,122	$0.30
Effect of dilutive stock options	65	—	38	(.01)
Diluted	16,194	$0.48	16,160	$0.29

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.  For the calculation of earnings per share for the three months ended September 30, 2010 and 2009, 1,544,963 and 1,330,606, respectively, were excluded.  For the calculation of earnings per share for the nine months ended September 30, 2010 and 2009, 1,544,963 and 1,333,938, respectively were excluded.

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 5. RELATED PARTY TRANSACTIONS

The Company currently rents various spaces in a shopping center (the “Shopping Center”) adjacent to the Atlantis which it uses as office and storage space.   John and Bob Farahi, the Company’s Chief Executive Officer and President, respectively, each have an ownership interest in the Shopping Center. The Company paid rent of approximately $36,700 and $62,900, plus common area expenses, for the three and nine months ended September 30, 2010, respectively, and approximately  $57,900 and $114,500 plus common area expenses for the three and nine months ended September 30, 2009, respectively.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004. As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every year beginning in the 61st month based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for three five-year terms, and, at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. The Company paid $85,200 and $225,600, plus common area maintenance charges for the three and nine months ended September 30, 2010,  respectively, for its leased driveway space at the Shopping Center and paid  $75,000 and $225,000 during each of the three and 2009, respectively.

The Company occasionally leases billboard advertising space from affiliates of its controlling stockholders and paid $10,500 and $28,000 for the three and nine months ended September 30, 2010, respectively, and paid $45,800 and $121,000 for the three and nine months ended September 30, 2009, respectively.

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

NOTE 6.  LONG-TERM DEBT

THE CREDIT FACILITY

Until February 20, 2004, the Company had a reducing revolving term loan credit facility with a consortium of banks (the “First Credit Facility”).  On February 20, 2004, the First Credit Facility was refinanced (the “Second Credit Facility”) for $50 million. The maturity date of the Second Credit Facility was to be April 18, 2009; however, on January 20, 2009, the Second Credit Facility was amended and refinanced (the “New Credit Facility”) for $60 million.  The New Credit Facility may be utilized by the Company for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.

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

As of September 30, 2010, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 2.375:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.25:1.  As of September 30, 2010, the Company’s leverage ratio and fixed charge coverage ratios were 1.1:1 and 14.2:1, respectively.

The maximum principal available under the New Credit Facility is reduced by $2.5 million per quarter beginning on December 31, 2009.  At September 30, 2010, the maximum principal available under the New Credit Facility was $50.0 million.  The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.  Maturities of the Company’s borrowings for each of the next five years and thereafter as of September 30, 2010 are as follows (amounts in thousands):

		less than	1 to 3	4 to 5	more than
	Total	1 year	years	years	5 years
Maturities of Borrowings Under New Credit Facility	$32,000,000	—	$32,000,000	—	—

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

At September 30, 2010, the Company had $32.0 million outstanding under the New Facility.  At that time its leverage ratio was such that pricing for borrowings under the New Facility was LIBOR plus 2.375%.  At September 30, 2010 the one-month LIBOR interest rate was 0.28%.   The carrying value of the debt outstanding under the New Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

NOTE 7.  INCOME TAXES

For the nine months ended September 30, 2010 and 2009, the Company’s effective tax rate was 35.0%. The effective tax rate for the nine months ended September 30, 2010 did not vary from the prior period as the items that impact the effective tax rate are generally consistent from year to year.

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

OPERATING RESULTS SUMMARY

Below is a summary of our third quarter results for 2010 and 2009:

Amounts in millions, except per share amounts

	Three Months
	Ended September 30,		Percentage
	2010	2009	Increase/(Decrease)
Casino revenues	$26.0	$24.4	6.6
Food and beverage revenues	10.6	9.5	11.6
Hotel revenues	6.4	5.7	12.3
Other revenues	2.1	1.7	23.5
Net revenues	37.7	34.8	8.3
Sales, general and admin exp	12.8	12.2	4.9
Income from operations	4.4	3.6	22.2
Net income	2.7	2.0	35.0

Earnings per share - diluted	0.17	0.13	30.8
Operating margin	11.7%	10.3%	1.4 pts.

	Nine Months
	Ended September 30,		Percentage
	2010	2009	Increase/(Decrease)
Casino revenues	$75.2	$71.3	5.5
Food and beverage revenues	31.0	29.0	6.9
Hotel revenues	17.5	15.7	11.5
Other revenues	5.9	5.1	15.7
Net revenues	108.2	101.8	6.3
Sales, general and admin exp	35.8	36.1	(0.8)
Income from operations	13.1	8.8	48.9
Net income	7.7	4.8	60.4

Earnings per share - diluted	0.48	0.29	65.5
Operating margin	12.1%	8.6%	3.5 pts.

The increase in net revenue for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 is the third consecutive quarter that our net revenues exceeded that of the prior year’s quarter.  Before the first quarter of 2010, we had not posted a quarterly increase in net revenues over the same prior year quarter since the third quarter of 2007.  Our financial results subsequent to the third quarter of 2007 reflect the effects of a very challenging operating environment that began in the fourth quarter of 2007.  As in many other areas around the country, the economic decline in Reno in the fourth quarter of 2007 deepened throughout 2008 and 2009, and has continued into 2010.  Aggressive marketing programs by our competitors have also negatively impacted us during that time.  Furthermore, based on statistics of gaming revenue win released by the Nevada Gaming Control Board, the Reno gaming market has shrunk in the aggregate.  Despite the fact that those negative factors continued into this third quarter of 2010, revenue in each of our operating departments increased compared to the same quarter of 2009.  We believe two of the primary factors that drove the net revenues increase include:

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

We believe that these factors were the primary drivers of:

•                  Increases of 6.6%, 11.6%, 12.3% and 23.5% in our casino, food and beverage, hotel and other revenues, respectively, resulting in a net revenues increase of 8.3%;

•                  An increase in income from operations and diluted earnings per share of 22.2% and 30.8%, respectively;

•                  An increase in our operating margin by 1.4 points or 13.6%.

We anticipate that the economic decline, combined with the aggressive marketing programs of our competitors, will continue to apply downward pressure on revenue.  Despite the fact that we overcame those negative factors in the first nine months of 2010 to grow revenues over the same period in 2009, there is no assurance that we will be able to increase revenues in future periods, particularly if the negative macroeconomic factors persist.

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

Capital expenditures at the Atlantis totaled approximately $3.9 million and $9.4 million during the first nine months of 2010 and 2009, respectively.  During the nine month period ended September 30, 2010, our capital expenditures consisted primarily of costs related to the renovation of our Atlantis Steakhouse restaurant and rest rooms, the acquisition of gaming equipment to upgrade and replace existing equipment and continued renovation and other general upgrades to the Atlantis facility.  During the nine month periods ended September 30, 2009 our capital expenditures consisted primarily of construction costs associated with the Capital Projects, the acquisition of land to be used for administrative offices, gaming equipment to upgrade and replace existing equipment and continued renovation and upgrades to the Atlantis facility.  During the third quarter of 2009, the Company acquired 5.3 acres of land for $3.25 million financed by a draw down from the New Credit Facility. The land is located on the eastern perimeter of the current Atlantis footprint immediately across Coliseum Way.  A portion of the parcel includes a 14,376-square-foot building that has been leased back to the seller, but the leased portion is intended to be available for future alternative parking or other facilities as the Company’s development needs require.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2010 and 2009

For the three months ended September 30, 2010, our net income was $2.7 million, or $0.17 per diluted share, on net revenues of $37.7 million, an increase from net income of $2.0 million, or $0.13 per diluted share, on net revenues of $34.8 million for the three months ended September 30, 2009.  Income from operations for the three months ended September 30, 2010 totaled $4.4 million when compared to $3.6 million for the same period in 2009.  Net revenues increased 8.3%, and net income increased 35.0%, when compared to last year’s third quarter.

Casino revenues totaled $26.0 million in the third quarter of 2010, a 6.6% increase from the $24.4 million reported in the third quarter of 2009, which was primarily due to increased slot revenue. Casino operating expenses amounted to 37.7% of casino revenues in the third quarter of 2010, compared to 36.7% in the third quarter of 2009.  The increase was primarily due to the increased casino revenue combined with increased complimentary expenses.

Food and beverage revenues totaled $10.6 million in the third quarter of 2010, an 11.6% increase from $9.5 million in the third quarter of 2009, due primarily to a 5.9% increase in the number of covers served combined with a 6.2% increase in the average revenue per cover.  Food and beverage operating expenses amounted to 46.8% of food and beverage revenues during the third quarter of 2010 as compared to 48.2% for the third quarter of 2009.  This decrease was primarily the result of lower food and other commodity costs.

Hotel revenues were $6.4 million for the third quarters of 2010, or 12.3% greater than the $5.7 million for the third quarter of 2009.  This increase was the result of higher average daily room rate (“ADR”) and higher hotel occupancy.  During the third quarter of 2010, the Atlantis experienced a 93.3% occupancy rate, as compared to 85.5% during the same period in 2009. The Atlantis’ ADR was $73.17 in the third quarter of 2010 compared to $67.76 in the third quarter of 2009.  Hotel operating expenses as a percent of hotel revenues decreased to 24.7% in the 2010 third quarter, compared to 32.0% in the 2009 third quarter.  This decrease was primarily due to the increase in hotel revenue combined with lower hotel operating expense.  Hotel operating expense decreased approximately $237 thousand, or 13.1%, primarily related to lower small equipment and supplies expense resulting from the substantial completion of our ongoing hotel upgrade project.

Promotional allowances increased to $7.4 million in the third quarter of 2010 compared to $6.4 million in the third quarter of 2009.  Promotional allowances as a percentage of gross revenues increased to 16.4% during the third quarter of 2010 as compared to 15.5% during the third quarter of 2009.  The increase is attributable to continued efforts to generate additional revenues through promotional efforts and in response to aggressive marketing programs by our competitors.

Other revenues increased to $2.1 million in the third quarter of 2010 compared to $1.7 million in the third quarter of 2009 primarily due to higher revenue in our spa.  Our spa opened in January 2009 and features an atmosphere, amenities and treatments that are unique from any other offering in our market.

Depreciation and amortization expense was $3.4 million in the third quarter of 2010 as compared to $3.0 million in the third quarter of 2009.  The increase in depreciation expense is primarily related to depreciation of capitalized assets related to recent improvements to our facility (see the “CAPITAL SPENDING AND DEVELOPMENT” section above).

SG&A expense increased to $12.8 million in the third quarter of 2010 from $12.2 million in the third quarter of 2009 primarily due to $330 thousand of higher marketing expense, $150 thousand of higher small equipment expense and $110 thousand of higher bad debt expense.  As a percentage of net revenue, SG&A expenses decreased to 33.9% in the third quarter of 2010 from 35.0% in the same period in 2009.

During the three month period ended September 30, 2010, we reduced principal on our credit facility by $5.8 million, net,  which reduced the outstanding balance at September 30, 2010 to $32.0 million.  Because of the lower average borrowing balance in the third quarter of 2010 as compared to the third quarter of 2009, interest expense decreased during the third quarter of 2010 to $334 thousand from $487 thousand in the third quarter of 2009.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2010 and 2009.

For the nine months ended September 30, 2010, our net income was $7.7 million, or $0.48 per diluted share, on net revenues of $108.2 million, an increase from net income of $4.8 million, or $0.29 per diluted share, on net revenues of $101.8 million during the nine months ended September 30, 2009. Income from operations for the 2010 nine-month period totaled $13.1 million, compared to $8.8 million for the same period in 2009. Net revenues increased 6.3%, and net income increased 60.4% when compared to the nine-month period ended September 30, 2009.

Casino revenues for the nine months ended September 30, 2010 totaled $75.2 million, a 5.5% increase from $71.3 million for the nine months ended September 30, 2009.  Casino operating expenses increased to 38.1% of casino revenues for the nine months ended September 30, 2010, compared to 37.6% for the same period in 2009, primarily due to increased complimentary expenses.

Food and beverage revenues totaled $31.0 million for the nine months ended September 30, 2010, an increase of 6.9% from the $29.0 million for the nine months ended September 30, 2009, due to an approximate 3.8% increase in the number of covers served combined with an approximate 4.1% increase in the average revenue per cover. Food and beverage operating expenses amounted to 45.2% of food and beverage revenues during the 2010 nine-month period as compared to 47.6% for the same period in 2009.  This decrease was primarily the result of lower food and other commodity costs.

Hotel revenues increased to $17.5 million for the nine months ended September 30, 2010 as compared to $15.7 million for the nine months ended September 30, 2009.  This increase was driven by higher hotel occupancy and higher average daily room rate (“ADR”) and revenue from a $10 per day resort fee, paid by our hotel guests, which we implemented on June 1, 2009.  Hotel revenues for the first six months of 2009 include a $3 per occupied room energy surcharge that was eliminated when we implemented the resort fee.  ADR during the 2010 nine-month period was $71.33, compared to $66.83 for the same period in 2009.  The occupancy rate increased to 86.0% for the nine-month period in 2010 from 83.2% for the same period in 2009.  Hotel operating expenses as a percentage of hotel revenues in the first nine months of 2010 decreased to 26.4% from 32.0% for the same period in 2009. This decrease is primarily due to the higher revenues and lower hotel operating expense due primarily to lower payroll and benefits and and a reduction of repairs and maintenance expense.

Promotional allowances increased to $21.4 million in the first nine months of 2010 compared to $19.3 million in the same period of 2009.  Promotional allowances as a percentage of gross revenues increased to 16.5% for the first nine months of 2010 compared to 15.9% for the same period in 2009. The increase is attributable to continued efforts to generate additional revenues through promotional efforts

Other revenues were $5.9 million for the nine months ended September 30, 2010, a 15.7% increase from $5.1 million in the same period in 2009 due to higher revenue in our spa.  Our spa opened in January 2009 and features an atmosphere, amenities and treatments that are unique from any other offering in our market.

Depreciation and amortization expense was $9.9 million in the first nine months of 2010, an increase of 6.5% compared to $9.3 million in the same period last year.  The increase in depreciation expense is primarily related to depreciation of  capitalized assets related to recent improvements to our facility (see the “CAPITAL SPENDING AND DEVELOPMENT” section above).

SG&A expenses decreased to $35.8 million in the first nine months of 2010 from $36.1 million in the first nine months of 2009, due primarily to reductions in legal expense of $660 thousand, utilities expense of $540 thousand and bad debt expense of $350 thousand all partially offset by higher marketing expense of $870 thousand, higher small equipment expense of $180 thousand and higher maintenance expense of $175 thousand.  As a percentage of net revenue, SG&A expenses decreased to 33.1% in the 2010 nine-month period from 35.5% in the same period in 2009.

Due to a lower average borrowing balance in the first nine months of 2010 as compared to the same period of 2009, interest expense decreased during the first nine months of 2010 to $1.2 million from $1.6 million in same period of 2009.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2010, net cash provided by operating activities totaled $16.8 million, an increase of $1.3 million or 8.1% compared to the same period last year.  This increase was primarily related to the effects on operating cash flow during the first nine months of 2010 compared with the first nine months of the prior year of:  1) higher net income, higher depreciation and amortization, lower prepaid expenses, higher other assets, and higher accrued expenses partially offset by 2) lower deferred income taxes, lower accounts receivable, lower accounts payable and lower income taxes payable.

Net cash used in investing activities totaled $3.9 million and $14.7 million in the nine months ended September 30, 2010 and 2009, respectively.  During the first nine months of 2010 net cash used in investing activities consisted primarily of the acquisition of equipment.  During the first nine months of 2009, net cash used in investing activities consisted primarily of construction costs associated with the recent expansion phase of the Atlantis and the acquisition of property and equipment.  See further discussion in the “CAPITAL SPENDING AND DEVELOPMENT” section above.

Net cash used in financing activities of $16.4 million during the nine months ended September 30, 2010, and $1.3 million during the nine months ended September 30, 2009 represent net payments on our Credit Facility (see “THE CREDIT FACILITY” below).

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

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis. The Shopping Center is controlled by an entity whose owners include our controlling stockholders. As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every year beginning in the 61st month based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $225,600 in lease payments for the leased driveway space at the Shopping Center during the nine months ended September 30, 2010.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of September 30, 2010 and the next five years and thereafter are as follow:

Contractual Cash Obligations

	Payments Due by Period (4)
		less than	1 to 3	4 to 5	more than
	Total	1 year	years	years	5 years
Operating Leases(1)	$3,330,000	$370,000	$740,000	$740,000	$1,480,000
Current Maturities of Borrowings Under Credit Facility (2)	32,000,000	—	32,000,000	—	—
Purchase Obligations(3)	3,030,800	3,030,800	—	—	—

Total Contractual Cash Obligations	$38,360,800	$3,400,800	$32,740,000	$740,000	$1,480,000

(1) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis.

(2) The amount represents outstanding draws against our Credit Facility (see “THE CREDIT FACILITY” below) as of September 30, 2010.

(3) Purchase obligations represent approximately $1.5 million of commitments related to capital projects and approximately $1.5 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and construction commitments, approximately $1.5 million are cancelable by us upon providing a 30-day notice.

(4) Because interest payments under our Credit Facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: 1) future short-term interest rates; 2) our future leverage ratio which varies with EBITDA and our borrowing levels and 3) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 2.00% to 3.375% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At September 30, 2010 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.375%.

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

At September 30, 2010, we had $32.0 million outstanding under the New Credit Facility, none of which was classified as short-term debt.  Short-term debt represents the difference between the amount outstanding at September 30, 2010 and the maximum principal allowed under the New Credit Facility on September 30, 2011.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 2.00% to 3.375% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At September 30, 2010 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.375%.  At September 30, 2010, the one-month LIBOR rate was 0.28%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of September 30, 2010 that are subject to market risk.  As of September 30, 2010 we had $32.0 million of outstanding debt under our New Credit Facility that was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the New Credit Facility at September 30, 2010 would result in a change in our annual interest cost of approximately $320,000.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, litigation was filed against Monarch on January 27, 2006, by Kerzner International Limited (“Kerzner”) owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada.  The case number assigned to the matter is 3:06-cv-00232-ECR (RAM).  The complaint seeks declaratory judgment prohibiting Monarch from using the name “Atlantis” in connection with offering casino services other than at Monarch’s Atlantis Casino Resort Spa located in Reno, Nevada, and particularly prohibiting Monarch from using the “Atlantis” name in connection with offering casino services in Las Vegas, Nevada; injunctive relief enforcing the same; and other relief. Monarch believes Kerzner’s claims to be entirely without merit and is defending vigorously against the suit. Further, Monarch filed a counterclaim against Kerzner seeking to cancel Kerzner’s registration of the Atlantis mark for casino services and to obtain declaratory relief on these issues.   Upon conclusion of discovery, various motions were filed by the parties.  On December 14, 2009, the court ruled on the pending motions, and identified a single remaining factual question concerning Kerzner’s alleged fame that was potentially dispositive of Kerzner’s claims.  Kerzner next filed a Request for Certification of

Interlocutory Appeal as to the court’s December 14, 2009 Orders.  Kerzner’s Request was rejected by the court in its Order issued February 25, 2010.   Thereafter, Monarch moved for a bifurcated trial allowing the potentially dispositive question of Kerzner’s alleged fame to be decided in the initial trial phase, potentially obviating the need for a second phase if Kerzner was not successful.  On June 3, 2010, the court granted Monarch’s Motion to Bifurcate and, among other things, directed the parties to file the proposed joint pretrial order.   In the proposed joint pretrial order, Kerzner conceded that it could not prove the sole dispositive issue of fame and requested the court to make entry of judgment against Kerzner.  The court treated Kerzner’s request as a motion to dismiss and for entry of judgment, and on October 8, 2010 issued an order granting dismissal and entry of judgment against Kerzner.  Monarch has been directed to submit a proposed form of judgment, which currently is being drafted.

We are party to other claims that arise in the normal course of business.  Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes to those risk factors during the three months ended September 30, 2010.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: November 8, 2010	By: /s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)