Form 10-K
period 2010-12-31
MONARCH CASINO & RESORT INC
filed 2011-03-16
CIK 907242

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2010, based on the closing price as reported on The Nasdaq Stock Market (SM) of $10.13 per share, was approximately $163.4 million.

As of March 4, 2011, Registrant had 16,138,158 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2011 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

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

THE ATLANTIS CASINO RESORT SPA

Through Golden Road, we own and operate the Atlantis Casino Resort Spa, which is located approximately three miles south of downtown in the generally more affluent area of Reno, Nevada.  The Atlantis features approximately 61,000 square feet of casino space; a hotel with 824 guest rooms; ten food outlets; an enclosed year-round pool with waterfall; an outdoor pool; a health spa; two retail outlets offering clothing and resort gift shop merchandise; a full service salon for men and women; an 8,000 square-foot family entertainment center; and approximately 52,000 square feet of banquet, convention and meeting room space.

Until the fourth quarter of 2010, we also had a two story, stand-alone motor lodge located in the parking lot next to the Atlantis.  During the fourth quarter of 2010, we demolished the motor lodge and replaced it with paved surface parking.

In June 2007, we broke ground on an expansion project, several phases of which we completed and opened in the second half of 2008.  New space was added to the first floor casino level, the second and third floors and the basement level totaling approximately 116,000 square feet.  The existing casino floor was expanded by over 10,000 square feet, or approximately 20%.  The first floor casino expansion includes a redesigned, updated and expanded race and sports book of approximately 4,000 square feet and an enlarged poker room.   The expansion also included the new “Manhattan Deli”, a New York deli-style restaurant.  The second floor expansion created additional ballroom and convention space of approximately 27,000 square feet, doubling the existing facilities.  We constructed and opened a pedestrian skywalk over Peckham Lane that connects the Reno-Sparks Convention Center directly to the Atlantis.  In January 2009, we opened the final phase of the expansion project, the new Spa Atlantis featuring an atmosphere, amenities and treatments that are unique from any other offering in our market.  Additionally, many of the pre-expansion areas of the Atlantis were redesigned to be consistent with the upgraded look and feel of the new facilities.  Through the completion date in January 2009, the Company had incurred approximately $80 million related to these capital projects.

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

ATLANTIS CASINO

The Atlantis Casino offers approximately 1,450 slot and video poker machines; approximately 38 table games, including blackjack, craps, roulette and others; a race and sports book; Keno and a poker room.

The Atlantis offers what we believe to be higher than average payout rates on slot machines relative to other northern Nevada casinos.  We seek to attract high-end players through high quality amenities and services and by extension of gaming credit after a careful credit history evaluation.

HOTEL

The Atlantis includes three contiguous high-rise hotel towers with a total of 824 rooms and suites. The first of the three hotel towers contains 160 rooms and suites in 13 stories. The 19-story second hotel tower contains 278 rooms and suites. The third tower contains 386 rooms and suites in 28 stories. The rooms on the top seven floors in the third tower are nearly 20% larger than the standard guest rooms and offer key card elevator access, upscale accommodations and a private concierge service.

Until the fourth quarter of 2010, we also had a two story, stand-alone motor lodge located in the parking lot next to the Atlantis.  During the fourth quarter of 2010, we demolished the motor lodge and replaced it with paved surface parking.

The Atlantis hotel rooms feature design and furnishings consistent with the highest quality in the Northern Nevada market as well as nine-foot ceilings (most standard hotel rooms have eight-foot ceilings), which create an open and spacious feel. The third hotel tower features a four-story waterfall with an adjacent year-round swimming pool in a climate controlled, five-story glass enclosure, which shares an outdoor third floor pool deck with a seasonal outdoor swimming pool and year round whirlpool. A full service salon (the “Salon at Atlantis”) overlooks the third floor sundeck and outdoor seasonal swimming pool and offers salon-grade products and treatments for hair, nails, skincare and body services for both men and women. A high-end health spa (“Spa Atlantis”) is located adjacent to the swimming areas which offers treatments and amenities unique to our market.  The hotel rooms on the spa floor are designated as “spa rooms” and feature décor that is themed consistent with the spa.  Certain spa treatments are also available in spa floor hotel rooms.  The hotel also features glass elevators that rise the full 19 and 28 stories of the respective towers providing panoramic views of the Reno area and the Sierra Nevada mountain range.

The average occupancy rate and average daily room rate at the Atlantis for the following periods were:

	Years ended December 31,
	2010	2009	2008
Occupancy rate	85.4%	80.6%	84.9%
Average daily room rate	$69.06	$64.91	$65.52

We continually monitor and adjust hotel room rates based upon demand and other competitive factors. Our average daily room rate was adversely impacted in 2008, 2009 and 2010 by declining market demand and by rooms sold at discounted rates to select wholesale operators for tour and travel packages.

RESTAURANTS AND DINING

The Atlantis has eight restaurants, two gourmet coffee bars and one snack bar as described below.

•                  The 600-seat Toucan Charlie’s Buffet & Grill, which offers a wide variety of standard hot food selections, salads and seafood, specialty substations featuring made-to-order items such as Mongolian barbecue, fresh Southwest and Asian specialties, meats roasted in wood-fired rotisserie ovens, two salad stations and a wide variety of freshly made desserts.

•                  The 160-seat, Atlantis Steakhouse gourmet restaurant.

•                  The 200-seat, upscale Bistro Napa featuring a centrally located wine cellar.

•                  The Oyster Bar restaurant in the Sky Terrace (see “Sky Terrace” description below) offering fresh seafood, soups and bisques made to order.

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

THE SKY TERRACE

The Sky Terrace is a unique structure with a diamond-shaped, blue glass body suspended approximately 55 feet, and spanning 160 feet across South Virginia Street, Reno’s main thoroughfare.  The Sky Terrace connects the Atlantis with additional parking on our 16-acre site across South Virginia Street. The structure rests at each end on two 100-foot tall Grecian columns with no intermediate support pillars. The interior of the Sky Terrace contains the Oyster Bar, the Sushi Bar, a video poker bar, banks of slot machines and a lounge area with oversized leather sofas and chairs.

ATLANTIS IMPROVEMENTS

We have continuously invested in upgrading the Atlantis and providing for future expansion opportunities.  Our capital expenditures at the Atlantis were $6.8 million in 2010; $15.8 million in 2009 and $67.9 million in 2008.

During 2009 and 2008 capital expenditures primarily consisted of construction costs associated with the expansion, skybridge and redesign capital projects that commenced in June 2007. During 2009 we also spent approximately $5.2 million to acquire two additional land parcels with buildings within close proximity to the Atlantis (see additional discussion of these parcels below under “Properties” in ITEM 2.).  Capital expenditures in 2010 were for various general facility improvements and for purchase of additional gaming equipment.

ADDITIONAL EXPANSION POTENTIAL

Expansion potential at our current site is twofold.  First, we could further expand our existing hotel and casino, thereby giving us more hotel rooms.  Second, we could develop the 16-acre parcel we own across the street from the Atlantis. This site is connected to the Atlantis by the Sky Terrace and is currently used for surface parking and special events related to the Atlantis.  Our 16-acre parcel meets all current Reno zoning requirements in the event we decide to build another resort casino or entertainment facility.  We have also recently acquired additional land adjacent to our two large sites that would facilitate expansion opportunities by allowing us to relocate certain of our administrative and other non-operational personnel and offices.

MARKETING STRATEGY

The Reno/Sparks region is a major gaming and leisure destination with aggregate gaming revenues of approximately $685 million (as reported by the Nevada State Gaming Control Board for the twelve months ended December 31, 2010).

Our revenues and operating income are principally dependent on the level of gaming activity at the Atlantis casino.  Our predominant marketing goal is to utilize all of the Atlantis facilities to generate additional casino play.  Our secondary goal is to maximize revenues from our hotel, food and beverage, spa, cocktail lounges, convention and meeting rooms, retail and other amenities.

Our marketing efforts are directed toward three broad consumer groups:  leisure travelers, conventioneers and northern Nevada residents.   We believe the Atlantis’ location south of downtown Reno, near the airport, near major freeway arteries and across the street from the Reno-Sparks Convention Center makes the facility appealing to all three groups.

LEISURE TRAVELERS:  The Reno/Tahoe region is a popular gaming and vacation destination that enjoys convenient air service from cities throughout the United States.  The principal segments of Reno’s leisure traveler market are independent travelers, package tour and travel guests, guests we reach through the internet and high-end players.  We attempt to maximize our gaming revenues and hotel occupancy through a balanced marketing approach that addresses each market segment.

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

We market to high-end players selectively through direct sales and hosts.  We utilize complimentary rooms, food and beverage, special events and the extension of gaming credit to attract, and maintain patronage from, high-end players.

CONVENTIONEERS:  Convention business, like package tour and travel business, supplements occupancy during lower-demand periods.  Conventioneers also typically pay higher average room rates than non-conventioneers.  We selectively seek convention and meeting groups that we believe will materially enhance the Atlantis’ occupancy and daily room rates, as well as those we believe will be more likely to utilize our gaming products.  As the only hotel-casino within easy walking distance, and also physically connected to, the Reno-Sparks Convention Center, the Atlantis is, in our view, uniquely positioned to capitalize on this segment.  We believe the Reno-Sparks Convention Center has created, and we expect will continue to create, additional guest traffic for the Atlantis within this market segment that is presently underserved in the Reno area.  As described in the “THE ATLANTIS CASINO RESORT SPA” section above, an enclosed pedestrian skybridge over Peckham Lane has been constructed that connects the Atlantis directly with the Reno-Sparks Convention Center facilities.

We market to all guest segments, including conventioneers, on the basis of the location, quality and ambiance of the Atlantis facility, gaming values, friendly, efficient service, and the quality and relative value of Atlantis rooms, food and beverage offerings, entertainment and promotions.

Our frequent player club, “Club Paradise,” allows our guests to be eligible to receive rewards and privileges based on the amount of their play, while allowing us to track their play through a computerized system. We use this information to determine appropriate levels of complimentary awards and for guiding our direct marketing efforts. We believe that Club Paradise significantly enhances our ability to build guest loyalty and generate repeat guest visits.

NORTHERN NEVADA RESIDENTS:  We market to northern Nevada residents (referred to from time to time as “Locals”) on the basis of the Atlantis’ location and accessibility; convenient surface parking; gaming values; ambiance; friendly efficient service; quality and relative value of food and beverage offerings.

COMPETITION

Competition in the Reno area gaming market is intense.  Based on information obtained from the December 31, 2010 Gaming Revenue Report published by the Nevada State Gaming Control Board, there are approximately 10 casinos in the Reno area which generate more than $12.0 million each in annual gaming revenues.

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

We believe that the Atlantis’ primary competition for conventioneers comes from other large-scale hotel casinos in the Reno area that actively target the convention market segment, and from other cities in the western United States with large convention facilities and substantial hotel capacity, including Las Vegas.  We compete for conventioneers based on the desirability of our location, the quality and ambiance of the Atlantis facility, meeting and banquet rooms designed to appeal to conventions and groups, friendly, efficient service, and the quality and relative value of its rooms and food and beverage offerings.  We believe that the Atlantis’ proximity to the Reno-Sparks Convention Center, and the enclosed pedestrian skybridge over Peckham Lane that connects the Atlantis directly with the Reno-Sparks Convention Center facilities, affords us a distinct competitive advantage in attracting conventioneers.

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

The Atlantis also competes for gaming guests with hotel casino operations located in other parts of Nevada, especially Las Vegas and Lake Tahoe, and with hotel casinos, Native American owned casinos, and riverboat casinos located elsewhere throughout the United States and the world.  One major facility near Sacramento has been operating since June 2003 and a second Sacramento area facility opened in 2008.  Both have been very successful, adversely impacting many hotel casinos in Reno.  We believe that the Atlantis also competes to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors, and other forms of legalized gaming, particularly in northern California and the Pacific Northwest.  Webelieve our numerous amenities, such as a wide array of restaurants, banquet facilities, spa and surface parking are key advantages in our ability to attract Locals that competitor facilities cannot easily match without major capital expenditures.

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

The Nevada Act requires any person who acquires more than 5% of Monarch’s voting securities to report the acquisition to the Nevada Gaming Commission.  The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada Gaming Control Board mails the written notice requiring such filing.  Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 25%, of our voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if the institutional investor holds the voting securities for investment purposes only, and for a waiver of the requirement for an approval of a change of control if the acquisition is above 20% of the voting securities.  An institutional investor is not deemed to hold voting securities for investment purposes unless they were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action that the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only.  Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, referred to as “Licensees”, and who is or proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada State Gaming Control Board of their participation in foreign gaming.  The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission.  Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act.  Licensees are also subject to disciplinary action by the Nevada Gaming Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

EMPLOYEES

As of February 21, 2011, we had approximately 1,815 employees.  None of our employees are covered by collective bargaining agreements.  We believe that our relationship with our employees is good.

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

OUR BUSINESS IS PARTICULARLY SENSITIVE TO REDUCTIONS IN DISCRETIONARY CONSUMER SPENDING AS A RESULT OF DOWNTURNS IN THE ECONOMY

Consumer demand for entertainment and other amenities at hotel-casino properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. For example, the years ended December 31, 2009 and 2010, respectively, were two of the most difficult economic periods in Reno Locals history. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of the current decline in consumer confidence in the economy, including the current housing crisis and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.

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

CERTAIN OF STOCKHOLDERS OWN LARGE INTERESTS IN OUR CAPITAL STOCK AND MAY SIGNIFICANTLY INFLUENCE OUR AFFAIRS

John Farahi and Bob Farahi, officers and directors of the Company, together with their brother Ben Farahi, beneficially own approximately 43% of the Company’s outstanding shares of common stock.   As such, members of the Farahi family, if voting together, have the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH.  OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL

Our ability to make payments on and to refinance our indebtedness and to fund future capital expenditures and expansion efforts will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  It is possible that our business will generate insufficient cash flows from operations, or that future borrowings will be available to us under our bank credit facility, in amounts sufficient to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness at maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all.

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

THE GAMING INDUSTRY IS HIGHLY COMPETITIVE AND INCREASED COMPETITION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE OPERATIONS

The gaming industry is highly competitive.  As competitive pressures from California Native American casinos increase, other Reno area casinos may intensify their targeting of the Reno area resident market, which is one of our key markets.  Increased competitive pressures in the local market could adversely impact our ability to continue to attract local residents to the Atlantis or require us to use more expensive, and therefore, less profitable promotions to compete more efficiently.  Competitive pressures from internet gaming could also affect our future operations.

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

(c)  An approximately 2.6-acre site across Virginia Street from the Atlantis which is utilized as administrative offices (“the Administrative Site”) for Atlantis staff.

(d)  Leased land consisting of 37,368 square-feet next door to the Atlantis serving as a driveway entrance to the Atlantis.  The least term ends in 2019.  For a further description of the least terms, see Item 8, “FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Notes 4 and 10”.

(e) An approximate 2.3-acre site with a 27,508 square foot building adjacent to the Administrative Site utilized for storage.  The parcel was subject to a lease in 2009 until its acquisition in November 2009.  For a further description of the least terms, see Item 8, “FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Notes 4 and 10”.

(f) An approximate 5.3-acre site with a 14,376 square foot building across Coliseum Way from the Atlantis.  A portion of the site, and the building, have been leased back to the seller.  We expect to use the site for additional parking, storage and administrative offices for Atlantis staff.

Our credit facility is secured by liens on all of our real property.

ITEM 3. LEGAL PROCEEDINGS

As previously disclosed, litigation was filed against Monarch on January 27, 2006, by Kerzner International Limited (“Kerzner”) owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada.  The case number assigned to the matter is 3:06-cv-00232-ECR (RAM).  The complaint seeks declaratory judgment prohibiting Monarch from using the name “Atlantis” in connection with offering casino services other than at Monarch’s Atlantis Casino Resort Spa located in Reno, Nevada, and particularly prohibiting Monarch from using the “Atlantis” name in connection with offering casino services in Las Vegas, Nevada; injunctive relief enforcing the same; and other relief.   Monarch filed a counterclaim against Kerzner seeking to cancel Kerzner’s federal registration of the Atlantis mark for casino services and to obtain declaratory relief in its favor on issues related to Monarch’s use of the mark, as raised by Kerzner’s complaint. (Monarch also filed a concurrent action with the Trademark Trial and Appeal Board (“TTAB”) seeking cancellation of Kerzner’s federal registration.  That administrative action was stayed by the TTAB pending outcome of the district court litigation.)  Upon conclusion of discovery various motions were filed by the parties.  On December 14, 2009, the court ruled on the pending motions, and identified a single remaining factual question concerning Kerzner’s alleged fame that potentially was dispositive of Kerzner’s claims.  After addressing additional procedural matters, on June 3, 2010, the court directed the parties to file the proposed joint pretrial order.   In the proposed joint pretrial order, Kerzner conceded that it could not prove the sole dispositive issue of fame and requested the court to make entry of judgment against Kerzner.  The court treated Kerzner’s request as a motion to dismiss and for entry of judgment, and on October 8, 2010 issued an order granting dismissal and entry of judgment against Kerzner.  On February 10, 2011, the court issued its final judgment against Kerzner and in favor of Monarch with respect to all claims asserted by Kerzner in the Complaint.  As to Monarch’s Counterclaims, the court granted all remaining counterclaims in favor of Monarch, including declaratory relief that: Monarch’s use of the Atlantis mark does not infringe on Kerzner’s rights; Monarch has developed valid common law rights in the Atlantis mark for casino services; Monarch owns a valid Nevada state trademark for the Atlantis mark in casino services; Monarch has the exclusive ability to use the Atlantis mark for casino services within the State of Nevada by virtue of its Nevada state registration; and  Monarch has the right and ability to use and convey rights in the Atlantis name and mark in connection with casino services in Las Vegas, Nevada, and to do so does not constitute deceptive trade practices under Nevada law.  The court declined Monarch’s request for cancellation of Kerzner’s federal registration and for attorneys’ fees, but awarded costs of suit to Monarch as the prevailing party.  (The TTAB action for cancellation of Kerzner’s federal registration remains pending.)  On March 11, 2011, Kerzner filed its Notice of Appeal, appealing from the above referenced final judgment.  Monarch believes that the district court’s rulings are sound, and intends to vigorously oppose Kerzner’s appeal.

We are party to other claims that arise in the normal course of business.  Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Our common stock trades on The NASDAQ Stock Market under the symbol MCRI. The following table sets forth the high and low bid prices of our common stock, as reported by the NASDAQ Stock Market, during the periods indicated.

	2010		2009
	High	Low	High	Low
First quarter	$9.59	$6.50	$12.26	$3.59
Second quarter	$12.48	$8.51	$11.08	$5.16
Third quarter	$11.74	$9.25	$13.32	$6.89
Fourth quarter	$13.51	$11.00	$10.93	$6.22

As of March 5, 2011, there were approximately 75 holders of record of our common stock, and approximately 1,880 beneficial stockholders.

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

STOCK PERFORMANCE GRAPH

The following chart reflects the cumulative total return (change in stock price plus reinvested dividends) of a $100 investment in the Company’s Common Stock from the five-year period from December 31, 2005 through December 31, 2010, in comparison to the Standard & Poor’s 500 Composite Stock Index and an industry peer group index. The comparisons are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Monarch Casino & Resort, Inc.	100.00	105.66	106.55	51.55	35.84	55.31
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
MCRI Peer Group Index*	100.00	173.30	209.15	33.27	49.97	110.17

*MCRI Peer Group Index comprised of:  Ameristar Casinos, Inc. (ASCA); Boyd Gaming Corp (BYD); Isle of Capri Casinos, Inc. (ISLE); Las Vegas Sands Corp. (LVS); MGM Resorts International (MGM); Nevada Gold & Casinos, Inc. (UWN); Penn National Gaming, Inc. (PENN); Pinnacle Entertainment, Inc. (PNK); Riviera Holdings Corp. (RVHLQ); and Wynn Resorts, Ltd (WYNN).

ITEM 6. SELECTED FINANCIAL DATA

	Years ended December 31,
	(Amounts in thousands, except per share amounts)
	2010		2009		2008		2007		2006
OPERATING RESULTS
Casino revenues	$99,813		$94,511		$100,904		$110,259		$103,333
Other revenues	70,655		64,941		66,688		75,117		72,329
Gross revenues	170,468		159,452		167,592		185,376		175,662
Promotional allowances	(28,438)		(25,720)		(26,222)		(25,519)		(23,693)
Net revenues	142,030		133,732		141,370		159,857		151,969
Income from operations	14,033	(F1)	9,142	(F2)	14,686	(F3)	35,688	(F4)	33,492	(F5)
Income before income tax	12,575		7,163		14,518		37,464		33,860
Net income	$8,236		$4,841		$9,541		$24,480		$22,080

INCOME PER SHARE OF COMMON STOCK
Net income per common share
Basic	$0.51		$0.30		$0.56		$1.28		$1.16
Diluted	$0.51		$0.30		$0.56		$1.27		$1.15

Weighted average number of common shares and potential common shares outstanding
Basic	16,131		16,123		16,958		19,058		18,990
Diluted	16,206		16,159		17,017		19,329		19,275

OTHER DATA
Depreciation and amortization	$13,281		$12,501		$9,892		$8,138		$8,559
Other (expense) income	$(1,458)		$(1,979)		$(168)		$1,776		$368
Capital expenditures (F6)	$6,815		$15,845		$67,882		$17,287		$5,795

BALANCE SHEET DATA

Total assets	$179,734		$185,787		$182,502		$154,286		$138,381
Current maturities of long-term debt	$—		$1,000		$2,500		$—		$—
Long-term debt, less current maturities	$28,600		$47,500		$47,500		$—		$—
Stockholders’ equity (F7)	$122,582		$112,504		$105,595		$129,419		$115,646

Footnotes to Selected Financial Data:

(F1)	2010 includes a $414 thousand one-time charge related to the demolition of the Company’s 149 room motor lodge.
(F2)

2009 includes a $64 thousand gain on disposal of fixed assets and a $1.4 million one-time charge related to the implementation of a new frequent player club (see additional discussion in Item 8, “FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Note 1, Promotional Allowance.”

(F3)	2008 includes a $34 thousand gain on disposal of fixed assets.
(F4)	2007 includes a $7 thousand gain on disposal of fixed assets.
(F5)	2006 includes a $55 thousand loss on disposal of fixed assets.
(F6)	Includes amounts financed with debt or capitalized lease obligations.
(F7)	We paid no dividends during the five year period ended December 31, 2010.

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

OPERATING RESULTS SUMMARY

Below is a summary of our results for the years ended December 31 for 2010, 2009 and 2008, respectively:

Amounts in millions, except per share amounts

				Percentage
				Increase / (Decrease)
	2010	2009	2008	10 vs 09		09 vs 08
Casino revenues	$99.8	$94.5	$100.9	5.6%		(6.3)%
Food and beverage revenues	41.0	38.2	39.5	7.3%		(3.3)%
Hotel revenues	21.8	19.9	20.6	9.5%		(3.4)%
Other revenues	7.9	6.8	6.6	16.2%		3.0%
Net revenues	142.0	133.7	141.4	6.2%		(5.4)%
Sales, general and admin expense	47.9	47.9	51.2	—		(6.4)%

Income from operations	14.0	9.1	14.7	53.8%		(38.1)%

Net income	8.2	4.8	9.5	70.8%		(49.5)%

Earnings per share - diluted	0.51	0.30	0.56	70.0%		(46.4)%

Operating margin	9.9%	6.8%	10.4%	3.1	pts	(3.6	)pts

Our results for the year ended December 31, 2010 reflect improvement from our results in 2009 which suffered from the effects of the challenging operating environment that began in the three month period ended December 31, 2007.  As in many other areas around the country, the economic downturn in northern Nevada in the fourth quarter of 2007 has deepened throughout 2008, 2009 and 2010.  Other factors causing negative financial impact that continued from the fourth quarter of 2007 were aggressive discounting programs by our competitors.  In response to these challenges, we increased promotional expenditures to attract and retain guests.  Furthermore, based on statistics released by the Nevada Gaming Control Board, the Reno gaming market has shrunk in the aggregate.  Despite these headwinds, we successfully increased net revenue, income from operations and net income for the year ended December 31, 2010 compared to 2009.  We believe these results are primarily attributable to the improvements to our facility (see the Capital Spending and Development section below) and strong execution of service standards both of which we believe have improved the experience our customer’s receive when they come to the Atlantis.

Our 2010 results reflect a $414 thousand one-time charge related to the demolition of our 149 room motor lodge in the fourth quarter of 2010.  The quality of the room product of the motor lodge was no longer consistent with the higher standards of our upgraded facilities.  We converted the motor lodge to paved surface parking right next to the Atlantis.

In October 2009, we launched a new program under the Club Paradise program called “EZ Comp(SM)”.  Among other things, the technology allows Atlantis patrons to see their redeemable Complimentary point balances.  Prior to the launch of the EZ Comp(SM) program, we recognized expense at the time Complimentary points were redeemed and the redemption value was at our discretion.  Under the new program, we recognize Complimentaries expense at the time points are earned, which occurs commensurate with casino patron play.  The redemption value is now known to the patron.  This change in the our program resulted in a one-time, non-cash charge in 2009 of approximately $1.4 million to recognize the liability for redeemable Complimentary point balances on the date the EZ Comp(SM) program was launched.

The factors described above were the primary drivers of:

•                  Increases of 5.6%, 7.3%, 9.5% and 16.2% in our casino, food and beverage, hotel and other revenues, respectively, resulting in a net revenue increase of 6.2%;

•                  A 53.8% increase in income from operations;

•                  An increase in our 2010 operating margin by 3.1 points or 45.6%.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain the Atlantis facility in order to present a fresh, high quality product to our guests.

In June 2007, we broke ground on an expansion project several phases of which we completed and opened in the second half of 2008.  New space was added to the first floor casino level, the second and third floors and the basement level totaling approximately 116,000 square feet.  The existing casino floor was expanded by over 10,000 square feet, or approximately 20%.  The first floor casino expansion includes a redesigned, updated and expanded race and sports book of approximately 4,000 square feet and an enlarged poker room.   The expansion also included the new “Manhattan Deli”, a New York deli-style restaurant.  The second floor expansion created additional ballroom and convention space of approximately 27,000 square feet, doubling the existing facilities.  We constructed and opened a pedestrian skywalk over Peckham Lane that connects the Reno-Sparks Convention Center directly to the Atlantis.  In January 2009, we opened the final phase of the expansion project, the new Spa Atlantis featuring an atmosphere, amenities and treatments that are unique from any other offering in our market.  Additionally, many of the pre-expansion areas of the Atlantis were remodeled to be consistent with the upgraded look and feel of the new facilities.  Through the completion date in January 2009, the Company had incurred approximately $80 million related to these capital projects.

With the opening of the new skywalk the Atlantis became the only hotel-casino to be physically connected to the Reno-Sparks Convention Center.  The Reno-Sparks Convention Center offers approximately 500,000 square feet of leasable exhibition, meeting room, ballroom and lobby space.

Our capital expenditures were $6.8 million in 2010, $15.8 million in 2009 and $67.9 million in 2008.

During 2009 and 2008 capital expenditures primarily consisted of construction costs associated with the expansion, skybridge and redesign capital projects that commenced in June 2007. During 2009 we also spent approximately $5.2 million to acquire two additional land parcels with buildings within close proximity to the Atlantis (see additional discussion of these parcels below under “Properties” in ITEM 2.).  Capital expenditures in 2010 were for various general facility improvements and for purchase of additional gaming equipment.

Future cash needed to finance ongoing capital expenditures is expected to be available from operating cash flow, the Credit Facility (see “THE CREDIT FACILITY” below) and, if necessary, additional borrowings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Certain of our policies, including the estimated lives assigned to our assets, the determination of the allowance for doubtful accounts, self insurance reserves, concentration of credit risk, the calculation of income tax liabilities and the calculation of share-based compensation, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on historical experience, terms of existing contracts, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate.  There can be no assurance that actual results will not differ from our estimates.  To provide an understanding of the methodologies applied, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the Notes to Consolidated Financial Statements.

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

Self-insurance Reserves

We are currently self-insured up to certain stop loss amounts for workers’ compensation and certain medical benefit costs provided to our employees.  The Company reviews self-insurance reserves at least quarterly. The reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reports prepared by the third party plan administrator for any significant unpaid claims.

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

Casino Revenues

Casino revenues represent the net win from gaming activity, which is the difference between wins and losses.  Additionally, net win is reduced by a provision for anticipated payouts on slot participation fees progressive jackpots and any pre-arranged marker discounts.  Progressive jackpot provision estimates are determined based on the award amount and the statistical probability of a player receiving that award.  The frequency of future progressive jackpot awards could vary from the statistical probability used in determining the estimate.

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

Our income tax returns are subject to examination by tax authorities. We assess potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes.  Under the accounting guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50.0% likelihood of being realized upon ultimate settlement.  It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure.  The liability for unrecognized tax benefits is included in current and noncurrent tax liabilities, based on when expected to be recognized, within the consolidated balance sheets at December 31, 2010.

Stock-based Compensation

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

Changes in the assumptions used can materially affect the estimate of the stock options’ fair value. In our judgment, the most volatile input for our Company has been the expected volatility assumption which has fluctuated significantly from 111.7% to 64.1% and then again to 42.9 % for the years ended December 31, 2008, 2009 and 2010, respectively.

RESULTS OF OPERATIONS

2010 Compared with 2009

For the year ended December 31, 2010, we earned net income of $8.2 million, or $0.51 per diluted share, on net revenues of $142.0 million, compared to net income of $4.8 million, or $0.30 per diluted share, on net revenues of $133.7 million for the year ended December 31, 2009.  Income from operations totaled $14.0 million for 2010, a 53.8% increase when compared to $9.1 million for 2009.

Casino revenues totaled $99.8 million in 2010, an increase of 5.6% from the $94.5 million reported in 2009, driven by increases in slot, table games, poker and keno win.  We believe these increased revenues are the result of the improvements to our facility (described in the Capital Spending and Development section above) combined with strong service delivered to our guests.  Casino operating expenses were 38.9% of casino revenues in 2010 compared to 38.0% in 2009.  The increase was primarily due to the cost of increased complimentary food, beverages and other services provided to casino patrons.

Food and beverage revenues increased 7.3% to $41.0 million in 2010 from $38.2 million in 2009, due primarily to a 5.2% increase in average revenue per cover combined with a 3.3% increase in the number of covers served. Food and beverage operating expenses as a percentage of food and beverage revenue decreased slightly to 46.1% in 2010 from 46.9% in 2009 primarily related to lower food and other commodity prices.

Hotel revenues increased to $21.8 million in 2010 from $19.9 million in 2009.  Increases in both hotel occupancy and the average daily room rate (“ADR”) combined with revenue from a $10 per day resort fee (“Resort Fee”), paid by our hotel guests, which we implemented on June 1, 2009 drove the revenue increase.  Hotel revenues for the first six months of 2009 also include a $3 per occupied room energy surcharge.  This energy surcharge was suspended when we implemented the Resort Fee.  The Atlantis’ ADR was $69.06 in 2010 compared to $64.91 in 2009.  The average occupancy rate at the Atlantis was 85.4% compared to 80.6% in 2009.  Hotel operating expenses decreased to 27.3% of hotel revenues in 2010, compared to 33.2% in 2009 due primarily to the increase in hotel revenue combined with lower payroll, benefits and overall maintenance expense.

Promotional allowances increased to $28.4 million in 2010 compared to $25.7 million in 2009.  As a percentage of gross revenue, the amount in 2010 increased to 16.7% as compared to 16.1% for 2009.  The increase is attributable to higher promotional efforts to maintain existing, and generate additional, revenues.

Other revenues in 2010 increased to $7.9 million, or 16.2%, compared to 2009 primarily due to greater sales in our gift and sundry shops and higher revenues from our new spa that opened in January of 2009.

Selling, general and administrative (“SG&A”) expenses remained flat at $47.9 million for both 2010 and 2009, respectively.  As a percentage of net revenue, SG&A decreased to 33.7% in 2010 as compared to 35.8% in 2009 due to the increase in net revenue without a corresponding increase in SG&A expense.

Depreciation and amortization expense was $13.3 million in 2010, an increase of 6.4% compared to $12.5 million in 2009 due primarily to the completion and capitalization of the Capital Projects described under the “CAPITAL SPENDING AND DEVELOPMENT” section above.

Interest expense decreased to $1.5 million in 2010 from $2.1 million in 2009 due to decreased borrowings under our credit facility combined with lower interest rates (see “THE CREDIT FACILITY” below).  Interest income derived from investment of surplus cash in short-term, interest bearing instruments and interest earned on the Note from Triple J (see additional discussion in described in Item 8, “FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements and NOTE 10.  RELATED PARTY TRANSACTIONS) decreased to zero in 2010 from $125 thousand in 2009.  This increase was driven by lower surplus cash invested in 2010 as compared to 2009 and the repayment of the Note from Triple J in the fourth quarter of 2009.

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

Casino revenues totaled $94.5 million in 2009, a decrease of 6.3% from the $100.9 million reported in 2008, driven by decreases in slot, table games, poker and keno win due to the decrease in guest discretionary spending and greater competitor promotional programs.  Casino operating expenses were 38.0% of casino revenues in 2009 compared to 36.9% in 2008.  The increase was primarily due to the decreased casino revenue combined with the cost of increased complimentary food, beverages and other services provided to casino patrons.

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

Hotel revenues decreased slightly from $20.6 million in 2008 to $19.9 million in 2009 due to  decreases in hotel occupancy and the average daily room rate (“ADR”) partially offset by revenue from a $10 per day resort fee (“Resort Fee”), paid by our hotel guests, which we implemented on June 1, 2009.  Hotel revenues for the first six months of 2009, and all of 2008, also include a $3 per occupied room energy surcharge.  This energy surcharge was suspended when we implemented the Resort Fee. The Atlantis’ ADR was $64.91 in 2009 compared to $65.52 in 2008.  The average occupancy rate at the Atlantis was 80.6% compared to 84.9% in 2008.  Hotel operating expenses increased slightly to 33.2% of hotel revenues in 2009, compared to 32.1% in 2008.

Promotional allowances decreased to $25.7 million in 2009 compared to $26.2 million in 2008.  As a percentage of gross revenue, the amount in 2009 increased to 16.1% as compared to 15.6% for 2008.  The increase is attributable to continued promotional efforts to maintain existing, and generate additional, revenues.

Other revenues increased in 2009 by approximately $200 thousand, or 3.0%, compared to 2008 primarily due to revenue from our new spa which opened in January of 2009 partially offset by lower sales in our gift and sundry shops and lower revenues from ancillary services we stopped billing for when we implemented the Resort Fee in June 2009.

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

Interest expense increased to $2.1 million in 2009 from $539 thousand in 2008 due to increased borrowings under our credit facility (see “THE CREDIT FACILITY” below).  Interest income derived from investment of surplus cash in short-term, interest bearing instruments and interest earned on the Note from Triple J (see additional discussion in described in Item 8, “FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements and NOTE 10.  RELATED PARTY TRANSACTIONS) decreased to $125 thousand in 2009 from $371 thousand in 2008.  This increase was driven primarily by lower surplus cash invested in 2009 as compared to 2008.  The surplus cash was used through the second quarter of 2008 for our capital projects (see “CAPITAL SPENDING AND DEVELOPMENT” above) and share repurchases.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2010, net cash provided by operating activities totaled $26.0 million, a decrease of approximately $100 thousand or 0.4% compared to the same period last year.  This increase was primarily related to higher net income, higher depreciation and amortization related to the capitalization of our capital projects (see “CAPITAL SPENDING AND DEVELOPMENT” above), lower share based compensation, lower provision for bad debts, lower deferred income taxes, higher receivables, lower other assets, lower accounts payable and higher accrued expenses in 2010 compared to 2009.

Net cash used in investing activities totaled $6.8 million and $21.2 million in the years ended December 31, 2010 and 2009, respectively.  During 2010, net cash used in investing activities consisted primarily of capital expenditures for various general facility improvements and for purchase of additional gaming equipment.  Net cash used in investing activities during 2009 consisted primarily of construction costs associated with the recent expansion phase of the Atlantis (see further discussion of the Capital

Projects in the “CAPITAL SPENDING AND DEVELOPMENT” section above) and the acquisition of property and equipment.

Net cash used in financing activities of $19.8 million and $2.3 million during 2010 and 2009, respectively, primarily represent  net payments of our Credit Facility (see “THE CREDIT FACILITY” below).

We believe that our existing cash balances, cash flow from operations and borrowings available under the Credit Facility will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure plans; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.  See item 1A. “Risk Factors”.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of December 31, 2010 and the next five years and thereafter are as follows:

	Payments Due by Period (4)
Contractual Cash		less than	1 to 3	4 to 5	more than
Obligations	Total	1 year	years	years	5 years
Operating Leases(1)	$3,237,500	$370,000	$740,000	$740,000	$1,387,500
Maturities of Borrowings Under Credit Facility (2)	28,600,000	—	28,600,000	—	—
Purchase Obligations(3)	3,689,100	3,689,100	—	—	—
Total Contractual Cash Obligations	$35,526,600	$4,059,100	$29,340,000	$740,000	$1,387,500

(1) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis.

(2) The amount represents outstanding draws against our Credit Facility (see “THE CREDIT FACILITY” below) as of December 31, 2010.

(3) Purchase obligations represent approximately $2.2  million of commitments related to the Capital Projects and approximately $1.5 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and capital project commitments, approximately $1.5 million are cancelable by us upon providing a 30-day notice.

(4) Because interest payments under our Credit Facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: 1) future short-term interest rates; 2) our future leverage ratio which varies with EBITDA and our borrowing levels and 3) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 2.00% to 3.375% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At December 31, 2010 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.000%.  At December 31, 2010, the one-month LIBOR rate was 0.25%.

In addition, as of December 31, 2010 we recorded a liability related to uncertain tax positions of $1,501,206.  Of this amount, $702,414 is expected to be paid before December 31, 2011.  The remainder of $798,792 represents non-current liability.  Related to the uncertain tax position liability, interest net of federal tax benefit is expected to be paid of $110,362.  Of this amount, $61,561 is expected to be paid before December 31, 2011.  The remainder of $48,801 represents a non-current liability.

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

We paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that are amortized over the facility’s term using the straight-line method.

At December 31, 2010, we had $28.6 million outstanding under the New Credit Facility, none of which was classified as short-term debt.  Short-term debt represents the difference between the amount outstanding at December 31, 2010 and the maximum principal allowed of $47.5 million under the New Credit Facility on December 31, 2011.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 2.00% to 3.375% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At December 31, 2010 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.000%.  At December 31, 2010, the one-month LIBOR rate was 0.25%.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to improve disclosures of supplementary pro forma information for business combinations. The guidance specifies that if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This guidance also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  In the event that we acquire companies significant to our operations in the future, we expect that the adoption of the guidance will have an impact on its consolidated financial statements,.

In April 2010, the FASB issued guidance on accruing for jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can legally avoid paying that jackpot (for example, by removing the gaming machine from the casino floor). Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots.  However, the guidance is expected to only affect the accounting for base jackpots, as the guidance uses the same principle that is currently applied by us to the incremental portion of progressive jackpots. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. We adopted the guidance as of January 1, 2011, which did not have a material impact on our consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of December 31, 2010 subject to market risk.  As of December 31, 2010 we had $28.6 million of outstanding debt under our New Credit Facility that was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the Second Credit Facility at December 31, 2010 would result in a change in our annual interest cost of approximately $286 thousand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monarch Casino & Resort, Inc.:

We have audited Monarch Casino & Resort, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Monarch Casino & Resort, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Monarch Casino & Resort, Inc. and subsidiaries and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monarch Casino & Resort, Inc.:

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statements schedule listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Casino & Resort, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 15, 2011

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
Revenues
Casino	$99,813,126	$94,510,933	$100,904,355
Food and beverage	40,979,514	38,172,149	39,465,734
Hotel	21,767,117	19,937,568	20,587,312
Other	7,908,525	6,830,800	6,634,470
Gross revenues	170,468,282	159,451,450	167,591,871
Less promotional allowances	(28,438,255)	(25,719,594)	(26,222,402)
Net revenues	142,030,027	133,731,856	141,369,469
Operating expenses
Casino	38,777,935	35,887,871	37,275,786
Food and beverage	18,874,351	17,890,429	19,186,872
Hotel	5,942,399	6,628,190	6,612,555
Other	2,825,692	2,449,977	2,556,168
Selling, general and administrative	47,881,105	47,865,432	51,160,484
Depreciation and amortization	13,281,396	12,501,048	9,891,803
Player club implementation expense	—	1,366,614	—
Motor lodge demolition	414,099	—	—
Total operating expenses	127,996,977	124,589,561	126,683,668
Income from operations	14,033,050	9,142,295	14,685,801
Other expenses
Interest income	—	124,661	370,632
Interest expense	(1,457,865)	(2,103,798)	(538,684)
Total other expense	(1,457,865)	(1,979,137)	(168,052)
Income before income taxes	12,575,185	7,163,158	14,517,749
Provision for income taxes	(4,338,924)	(2,321,679)	(4,976,781)
Net income	$8,236,261	$4,841,479	$9,540,968

Earnings per share of common stock
Net income
Basic	$0.51	$0.30	$0.56
Diluted	$0.51	$0.30	$0.56

Weighted average number of common shares and potential common shares outstanding
Basic	16,131,321	16,123,027	16,957,692
Diluted	16,205,606	16,159,415	17,017,859

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$13,800,604	$14,420,323
Receivables, net	3,269,250	2,294,703
Federal income tax receivable	99,202	—
Inventories	1,883,816	1,706,867
Prepaid expenses	2,553,341	2,623,650
Deferred income taxes	1,384,443	1,090,063
Total current assets	22,990,656	22,135,606
Property and equipment
Land	13,172,522	13,172,522
Land improvements	3,891,990	3,511,484
Buildings	139,843,299	140,522,106
Building improvements	10,766,414	10,410,770
Furniture and equipment	112,847,107	107,655,784
Leasehold improvements	1,346,965	1,346,965
	281,868,297	276,619,631
Less accumulated depreciation and amortization	(125,437,458)	(113,538,145)
Net property and equipment	156,430,839	163,081,486
Other assets, net	312,043	569,622
Total assets	$179,733,538	$185,786,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Borrowings under credit facility	$—	$1,000,000
Accounts payable	10,216,495	8,984,010
Accrued expenses	14,077,344	11,056,079
Federal income taxes payable	—	46,546
Total current liabilities	24,293,839	21,086,635
Long-term debt, less current maturities	28,600,000	47,500,000
Deferred income taxes	3,384,218	4,695,657
Other long-term liabilities	873,872	—
Total Liabilities	57,151,929	73,282,292
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,138,158 outstanding at 12/31/10 16,125,388 outstanding at 12/31/09	190,963	190,963
Additional paid-in capital	31,558,693	30,041,083
Treasury stock, 2,958,142 shares at 12/31/10 2,970,912 shares at 12/31/09, at cost	(48,541,663)	(48,864,979)
Retained earnings	139,373,616	131,137,355
Total stockholders’ equity	122,581,609	112,504,422
Total liability and stockholder’s equity	$179,733,538	$185,786,714

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2008	18,566,540	$190,963	$25,741,972	$116,754,908	$(13,268,905)	$129,418,938
Purchase of treasury stock	(2,444,492)	—	—	—	(35,674,454)	(35,674,454)
Share based compensation expense	—	—	2,309,037	—	—	2,309,037
Net income	—	—	—	9,540,968	—	9,540,968
Balance, December 31, 2008	16,122,048	190,963	28,051,009	126,295,876	(48,943,359)	105,594,489
Exercise of stock options, including related tax benefit	3,340	—	(58,697)	—	78,380	19,683
Share based compensation expense	—	—	2,048,771	—	—	2,048,771
Net income	—	—	—	4,841,479	—	4,841,479
Balance, December 31, 2009	16,125,388	190,963	30,041,083	131,137,355	(48,864,979)	112,504,422
Exercise of stock options, including related tax benefit	12,770	—	(223,473)	—	323,316	99,843
Share based compensation expense	—	—	1,741,083	—	—	1,741,083
Net income	—	—	—	8,236,261	—	8,236,261
Balance, December 31, 2010	16,138,158	$190,963	$31,558,693	$139,373,616	$(48,541,663)	$122,581,609

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$8,236,261	$4,841,479	$9,540,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,281,396	12,501,048	9,891,803
Amortization of deferred loan costs	257,579	265,630	19,893
Share based compensation	1,741,084	2,048,771	2,309,037
Provision for bad debts	740,387	1,120,333	1,225,145
(Loss) gain on disposal of assets	167,813	(63,948)	(33,652)
Deferred income taxes	(731,947)	1,919,523	(55,078)
Changes in operating assets and liabilities:
Receivables	(1,714,934)	(70,595)	562,636
Inventories	(176,949)	(142,520)	(68,301)
Prepaid expenses	70,309	228,221	292,502
Other assets	—	2,735,433	—
Accounts payable	1,232,485	(1,229,408)	(626,900)
Accrued expenses	3,021,263	2,115,968	(290,047)
Federal income taxes	(145,748)	(187,190)	233,736
Net cash provided by operating activities	25,978,999	26,082,745	23,001,742

Cash flows from investing activities:
Proceeds from sale of assets	16,000	83,425	42,400

Acquisition of property and equipment	(6,814,562)	(15,845,321)	(67,881,958)
Change in construction payable	—	(5,404,372)	3,433,350
Net cash used in investing activities	(6,798,562)	(21,166,268)	(64,406,208)

Cash flows from financing activities:
Proceeds from exercise of stock options	95,372	13,009	—
Tax benefit of stock option exercise	4,472	6,674	—
Borrowings under credit facility	1,300,000	11,750,000	50,000,000
Loan issuance costs	—	(772,737)	—
Principal payments on long-term debt	(21,200,000)	(13,250,000)	—
Purchase of treasury stock	—	—	(35,674,454)
Net cash (used in) provided by financing activities	(19,800,156)	(2,253,054)	14,325,546
Net (decrease) increase in cash	(619,719)	2,663,423	(27,078,920)
Cash and cash equivalents at beginning of year	14,420,323	11,756,900	38,835,820
Cash and cash equivalents at end of year	$13,800,604	$14,420,323	$11,756,900

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,144,613	$1,948,457	$398,119
Cash paid for income taxes	$5,000,000	$2,240,000	$3,800,000

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

The consolidated financial statements include the accounts of Monarch and its subsidiaries. Intercompany balances and transactions are eliminated.

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

Self-insurance Reserves

The Company reviews self-insurance reserves at least quarterly.  The reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reports prepared by the third party plan administrator for any significant unpaid claims.  The reserve is accrued at an amount that is estimated to pay both reported and unreported claims as of the balance sheet date, which management believes are adequate.

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects.  When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost.  Interest capitalization is ceased when the project is substantially complete.  The Company capitalized interest of $499,990 during the year ended December 31, 2008. The Company did not capitalize interest during the years ended December 31, 2010 and 2009.

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

The Company evaluates property and equipment and other long-lived assets for impairment in accordance with the guidance for accounting for the impairment or disposal of long-lived assets. For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, the Company reviews fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. As of December 31, 2010 and 2009, the consolidated financial statements reflect all adjustments required under the guidance for accounting for the impairment or disposal of long-lived assets.

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

The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances.  The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:

	Years ended December 31,
	2010	2009	2008
Food and beverage	$15,878,288	$13,844,611	$13,979,386
Hotel	2,276,414	3,023,164	2,948,354
Other	1,505,020	641,404	623,766
	$19,659,722	$17,509,179	$17,551,506

Advertising Costs

All advertising costs are expensed as incurred.  Advertising expense, which is included in selling, general and administrative expense, was $3,883,958, $3,844,432 and $4,368,908 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Under the accounting guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50.0% likelihood of being realized upon ultimate settlement.  It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure.  The liability for unrecognized tax benefits is included in current and noncurrent tax liabilities, based on when expected to be recognized, within the consolidated balance sheets at December 31, 2010.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the authoritative guidance requiring that compensation cost relating to share-based payment transactions be recognized in the Company’s consolidated statements of income.  The cost is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company’s stock on the grant date for restricted stock awards. The cost is recognized as an expense over the employee’s requisite service period (the vesting period of the equity award). The Company’s stock-based employee compensation plan is more fully discussed in Note 8 - Share-Based Compensation.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	Years ended December 31,
	2010		2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Net income
Basic	16,131	$0.51	16,123	$0.30	16,958	$0.56
Effect of dilutive stock options	75	—	36	—	60	—
Diluted	16,206	$0.51	16,159	$0.30	17,018	$0.56

The following options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and their inclusion would be antidilutive:

	Years ended December 31,
	2010	2009	2008
Options to purchase shares of common stock (in thousands)	1,715	1,528	861
Exercise prices	$10.43-$29.00	$9.00-$29.00	$13.82-$29.00
Expiration dates (mo./yr.)	10/14-10/19	11/14-11/18	11/14-5/18

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

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base.  The Company believes it is not exposed to any significant credit risk on cash and accounts receivable.  Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions.  Historically, the Company has not incurred any significant credit-related losses.

Certain Risks and Uncertainties

The Company’s operations are dependent on its continued licensing by the Nevada gaming commission. The loss of a license could have a material adverse effect on future results of operations.

The Company is dependent on the local market for a significant number of its patrons and revenues. If economic conditions in these areas deteriorate or additional gaming licenses are awarded, the Company’s results of operations could be adversely affected.

The Company is dependent on the U.S. economy in general, and any deterioration in the national economic, energy, credit and capital markets could have a material adverse effect on future results of operations.

The Company is dependent upon a stable gaming and admission tax structure in the location that it operates in. Any change in the tax structure could have a material adverse effect on future results of operations.

Impact of Recently Issued Accounting Standards

In December 2010, the FASB issued guidance to improve disclosures of supplementary pro forma information for business combinations. The guidance specifies that if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  In the event that the Company acquires companies significant to its operations in the future, the Company expects that the adoption of the guidance will have an impact on its consolidated financial statements.

In April 2010, the FASB issued guidance on accruing for jackpot liabilities. The guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can legally avoid paying that jackpot (for example, by removing the gaming machine from the casino floor). Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots. However, the guidance is expected to only affect the accounting for base jackpots, as the guidance uses the same principle that is currently applied by the Company to the incremental portion of progressive jackpots. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. This guidance should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company adopted the guidance as of January 1, 2011, which did not have a material impact on the Company’s consolidated financial statements.

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

Reclassifications

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the 2010 presentation. These reclassifications had no effect on the previously reported net revenues, income from operations or net income. Revenues and expenses from the spa operations that were classified as hotel revenues and expenses, respectively, in 2009 and 2008, have been reclassified to other revenues and other expenses, respectively, to conform with the 2010 presentation.

The Company reclassified $2.4 million and $1.7 million from hotel revenues to other revenues and reclassified $1.3 million and $1.3 million from hotel operating expenses to other operating expenses for the years ended December 31, 2009 and 2008, respectively,

NOTE 2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2010	2009
Casino	$4,852,826	$4,189,190
Hotel	475,044	433,658
Other	392,095	83,138
	5,719,965	4,705,986
Less allowance for doubtful accounts	(2,450,715)	(2,411,283)
	$3,269,250	$2,294,703

The Company recorded bad debt expense of $740,387,  $1,120,333 and $1,225,145 in 2010, 2009 and 2008, respectively.  The Company calculates an allowance for doubtful accounts by applying a percentage, estimated by management based on historical aging experience, to the accounts receivable balance.

NOTE 3.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2010	2009
Accrued salaries, wages and related benefits	$3,912,072	$3,340,695
Progressive slot machine and other gaming accruals	4,703,303	3,431,896
Accrued gaming taxes	515,688	526,402
Accrued interest	35,766	35,917
Other accrued liabilities	4,910,515	3,721,169
	$14,077,344	$11,056,079

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

On December 24, 2007, the Company entered into a lease with Triple “J” Plus, LLC (“Triple J”) for the use of a facility on 2.3 acres of land (jointly, the “Property”) across Virginia Street from the Atlantis that the Company plans to utilize for administrative staff offices.  The managing partner of Triple J is a first-cousin of John and Bob Farahi, the Company’s Chief Executive Officer and President, respectively.  The term of the lease was two years requiring monthly rental payments of $20,256.  Commensurate with execution of the lease, the Company entered into an agreement that provided the Company with a purchase option on the Property at the expiration of the lease period while also providing Triple J with a put option to cause the Company to purchase the Property during the lease period.  The purchase price of the Property was established by a third party appraisal company.  Lastly, as a condition of the lease and purchase option, the Company entered into a promissory note (the “Note”) with Triple J whereby the Company advanced a $2.7 million loan to Triple J.  The Note required interest only payments at 5.25% and was to mature on the earlier of i) the date the Company acquires the Property or ii) January 1, 2010.  In November 2009, Triple J exercised its put option causing the Company to complete the purchase transaction on November 12, 2009 in accordance with the terms described above.

The Company accounts for its rental expense using the straight-line method over the original lease term.  Rental increases based on the change in the CPI are contingent and accounted for prospectively.

Following is a summary of future minimum payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2010:

Operating Leases
Year ending December 31,
2011	370,000
2012	370,000
2013	370,000
2014	370,000
2015	370,000
Thereafter	1,387,500
Total minimum lease payments	$3,237,500

Rental expense for operating leases amounted to $840,000, $1,153,753 and $1,316,835 in 2010, 2009 and 2008, respectively, as reported in selling, general and administrative expenses in the consolidated statements of income.

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

As of December 31, 2010, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 2.375:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.25:1.  As of December 31, 2010, the Company’s leverage ratio and fixed charge coverage ratios were 0.97:1 and 14.0:1, respectively.  As of December 31, 2009, the Company’s leverage ratio and fixed charge coverage ratios were 1.9:1 and 9.0:1, respectively.

The maximum principal available under the New Credit Facility is reduced by $2.5 million per quarter beginning on December 31, 2009.  The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.  Maturities of the Company’s borrowings for each of the next three years and thereafter as of December 31, 2010 are as follows (amounts in thousands):

Year	Maturities
2011	$—
2012	28,600
2013	—
$28,600

The Company may prepay borrowings under the New Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period).  Amounts prepaid may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

The Company paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that are amortized over the facility’s term using the straight-line method.

At December 31, 2010, the Company had $28.6 million outstanding under the New Facility.  At that time its leverage ratio was such that pricing for borrowings under the New Facility was LIBOR plus 2.000%.  At December 31, 2009, the Company had $48.5 million outstanding under the New Credit Facility.  At that time its leverage ratio was such that pricing for borrowings under the First Credit Facility was LIBOR plus 2.875%.  At December 31, 2010 and December 31, 2009 the one-month LIBOR interest rate was 0.25%.  The carrying value of the debt outstanding under the New Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

Short-term debt represents the difference between the amount outstanding at end of the year and the maximum principal allowed under the New Credit Facility at the end of the following year.  At December 31, 2010, the Company had no short-term debt while at December 31, 2009, the Company had $1.0 million of short-term debt.

NOTE 6.  INCOME TAXES

Income tax provision (benefit) consists of the following:

	Years ended December 31,
	2010	2009	2008
Current provision	$4,443,536	$402,156	$5,790,922
Deferred (benefit) provision	(104,612)	1,919,523	(814,141)
	$4,338,924	$2,321,679	$4,976,781

Income tax benefits were recognized through stockholders’ equity of $4,472, $6,673 and $0 during the years of 2010, 2009 and 2008, respectively, as compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.

The difference between the Company’s provision for federal income taxes as presented in the accompanying consolidated statements of income, and the provision for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings.

	Years ended December 31,
	2010	2009	2008
Income tax at the statutory rate	35.00%	35.00%	35.00%
Tax credits	(0.51)%	(2.60)%	(0.70)%
	34.49%	32.40%	34.30%

The components of the deferred income tax assets and liabilities at December 31, 2010 and 2009, as presented in the consolidated balance sheets, are as follows:

	2010	2009
DEFERRED TAX ASSETS
Share based compensation	$3,555,103	$2,951,416
Compensation and benefits	506,897	540,765
Bad debt reserves	857,751	843,949
Accrued gaming liabilities	1,148,127	859,635
Accrued interest	8,937	8,937
Accrued other	384,769	181,154
Deferred income tax asset	$6,461,584	$5,385,856
DEFERRED TAX LIABILITIES
Depreciation	(7,324,088)	(7,826,233)
Prepaid expenses	(861,613)	(845,720)
Real estate taxes	(275,658)	(319,497)
Deferred income tax liability	$(8,461,359)	$(8,991,450)
NET DEFERRED INCOME TAX LIABILITY	$(1,999,775)	$(3,605,594)

The Company is required to file a federal tax return only.  As of December 31, 2010, tax years 2007 through 2010 were subject to examination by the Internal Revenue Service (IRS).  During 2009, the IRS began its field examination of the Company’s 2007 and 2008.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  The Company expects resolution of the exam in the next 12 months.

Accounting standards require that tax positions be assessed for recognition using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts.  The Company’s policy regarding interest and penalties associated with any uncertain tax positions is to classify such amounts as income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	2010	2009
Balance — Beginning of year	$0	$0
Additions based on tax positions of the current Year	0	0
Additions based on tax positions of prior years	1,501,206	0
Reductions for settlements	0	0
Decreases due to lapses in statutes of limitations	0	0
Balance — End of year	$1,501,206	$0

As of December 31, 2010 the Company has recorded a liability related to uncertain tax positions of $1,501,206.  Of this amount, $702,414 is recorded as a current liability, with the remainder, $798,792 recorded as non-current.  No liability was recorded at December 31, 2009.

For the year ending December 31, 2010 the Company recorded accrued interest of $169,788 related to unrecognized tax benefits.  No interest or penalties were recorded for the year ending December 31, 2009.

The Company is required to file a federal tax return only.  As of December 31, 2010, tax years 2006 through 2010 were subject to examination by the Internal Revenue Service (the “IRS”).  During 2009, the IRS began its field examination (the “Examination”) of the Company’s 2006, 2007 and 2008 tax returns.  The issues for consideration in the Examination were temporary differences related to the appropriate recovery periods applicable to certain assets.  In 2010, the Company received the results of the Examination of its 2006 through 2008 U.S. federal income tax returns and subsequently filed an appeal of the Examination findings with the Appellate Division of the IRS.  In connection with that appeal, the Company agreed to extend the statute of limitations for its 2006 and 2007 tax returns to December 31, 2011 to allow the IRS adequate time to consider its response in the appeals process.  The company believes that it will likely reach an agreement with the IRS with respect to the Examination within the next 12 months. Upon the settlement of these issues unrecognized tax benefits could decrease by $1,501,206 to $0.

NOTE 7.  BENEFIT PLANS

Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than statutory limits.  In 2008, the Company contributed fifty cents for each dollar contributed by a participant.  Effective January 1, 2009, the Company suspended its contribution and on July 1, 2010, reinstated the contribution.  The Company’s matching contributions were approximately $97,180, $0 and $236,869 for years ended December 31, 2010, 2009 and 2008, respectively.

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

A summary of the stock option activity as of and for the year ended December 31, 2010 is presented below:

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	1,829,340	$15.99	—	—
Granted	780,341	11.00	—	—
Exercised	(12,770)	7.47	—	—
Forfeited	(476,463)	22.80	—	—
Expired	(41,065)	20.60	—	—
Outstanding at end of period	2,079,383	$12.54	6.6 yrs.	$208,242
Exercisable at end of period	833,240	$8.62	2.8 yrs.	$(3,316,131)

On May 21, 2010, the Company commenced a Stock Option Exchange Program whereby eligible employees were allowed a one-time opportunity to voluntarily surrender certain outstanding underwater stock options in exchange for fewer new stock options with a lower exercise price (the “Exchange Offer”).  The Exchange Offer expired on June 18, 2010.  Pursuant to the Exchange Offer, 454,319 eligible stock options were tendered and accepted by the Company for cancellation.  These cancelled stock options are shown as “forfeited” stock options in the table above.  The tendered options represented approximately 95% of the total stock options eligible for exchange in the Exchange Offer.  On June 21, 2010, the Company granted an aggregate of 426,709 new stock options in exchange for the eligible stock options surrendered in the Exchange Offer.  The exercise price of the new stock options is $11.15, which was the closing price of the Company’s common stock on June 21, 2010 as reported by the NASDAQ stock exchange.

A summary of the status of the Company’s nonvested shares as of, and for the year ended, December 31, 2010 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2010	829,333	$7.45
Granted	780,341	11.00
Vested	(118,302)	9.99
Forfeited	(245,229)	22.64
Nonvested at December 31, 2010	1,246,143	$6.52

Expense Measurement and Recognition:

The Company recognizes share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Unrecognized costs related to all share-based awards outstanding at December 31, 2010 totaled approximately $3.3 million and is expected to be recognized over a weighted average period of 2.9 years.

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

	Years ended December 31,
	2010	2009	2008

Expected volatility	42.9%	64.1%	111.7%
Expected dividends	—	—	—
Expected life (in years)
Directors’ Plan	4.6	2.5	2.5
Executive Plan	4.5	4.5	4.5
Employee Plan	3.1	3.1	3.1
Weighted average risk free rate	1.2%	1.4%	4.1%

Weighted average grant date fair value per share of options granted	$2.13	$4.52	$5.30

Total intrinsic value of options exercised	$64,253	$15,698	$—
Cash received for all stock option exercises	$95,372	$13,009	$—
Tax benefit realized for tax return deductions	$4,472	$6,673	$—

The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company.  The Company has determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility.

Reported stock based compensation expense was classified as follows:

	For the years ended December 31,
	2010	2009	2008
Casino	$46,313	$58,761	$80,148
Food and beverage	75,633	56,600	72,424
Hotel	27,866	23,587	31,536
Selling, general and administrative	1,591,272	1,909,823	2,124,929
Total stock-based compensation, before taxes	1,741,084	2,048,771	2,309,037
Tax benefit	(609,379)	(717,069)	(808,163)
Total stock-based compensation, net of tax	$1,131,705	$1,331,702	$1,500,874

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Self Insurance - The Company is self-insured for health care claims for eligible active employees. Benefit plan administrators assist the Company in determining its liability for self-insured claims, and such claims are not discounted. The Company is also self-insured for workers’ compensation. Both plans limit the Company’s maximum liability through a benefit limitation in the case of the health plan and through a stop-loss insurance agreement in the case of the worker’s compensation plan. The maximum liability per insured is $750 thousand per calendar year. The maximum liability for workers’ compensation under the stop-loss agreement is $500 thousand per claim.

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

As previously disclosed, litigation was filed against Monarch on January 27, 2006, by Kerzner International Limited (“Kerzner”) owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada.  The case number assigned to the matter is 3:06-cv-00232-ECR (RAM).  The complaint seeks declaratory judgment prohibiting Monarch from using the name “Atlantis” in connection with offering casino services other than at Monarch’s Atlantis Casino Resort Spa located in Reno, Nevada, and particularly prohibiting Monarch from using the “Atlantis” name in connection with offering casino services in Las Vegas, Nevada; injunctive relief enforcing the same; and other relief.  Monarch filed a counterclaim against Kerzner seeking to cancel Kerzner’s federal registration of the Atlantis mark for casino services and to obtain declaratory relief in its favor on issues related to Monarch’s use of the mark, as raised by Kerzner’s complaint. (Monarch also filed a concurrent action with the Trademark Trial and Appeal Board (“TTAB”) seeking cancellation of Kerzner’s federal registration.  That administrative action was stayed by the TTAB pending outcome of the district court litigation.) Upon conclusion of discovery various motions were filed by the parties.  On December 14, 2009, the court ruled on the pending motions, and identified a single remaining factual question concerning Kerzner’s alleged fame that potentially was dispositive of Kerzner’s claims.  After addressing additional procedural matters, on June 3, 2010, the court directed the parties to file the proposed joint pretrial order.  In the proposed joint pretrial order, Kerzner conceded that it could not prove the sole dispositive issue of fame and requested the court to make entry of judgment against Kerzner.  The court treated Kerzner’s request as a motion to dismiss and for entry of judgment, and on October 8, 2010 issued an order granting dismissal and entry of judgment against Kerzner.  On February 10, 2011, the court issued its final judgment against Kerzner and in favor of Monarch with respect to all claims asserted by Kerzner in the Complaint.  As to Monarch’s Counterclaims, the court granted all remaining counterclaims in favor of Monarch, including declaratory relief that: Monarch’s use of the Atlantis mark does not infringe on Kerzner’s rights; Monarch has developed valid common law rights in the Atlantis mark for casino services; Monarch owns a valid Nevada state trademark for the Atlantis mark in casino services; Monarch has the exclusive ability to use the Atlantis mark for casino services within the State of Nevada by virtue of its Nevada state registration; and Monarch has the right and ability to use and convey rights in the Atlantis name and mark in connection with casino services in Las Vegas, Nevada, and to do so does not constitute deceptive trade practices under Nevada law.  The court declined Monarch’s request for cancellation of Kerzner’s federal registration and for attorneys’ fees, but awarded costs of suit to Monarch as the prevailing party.  (The TTAB action for cancellation of Kerzner’s federal registration remains pending.) On March 11, 2011, Kerzner filed its Notice of Appeal, appealing from the above referenced final judgment.  Monarch believes that the district court’s rulings are sound, and intends to vigorously oppose Kerzner’s appeal.

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

A driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004.  As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased driveway section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The Company paid approximately $340,000 plus common area charges for the year ended December 31, 2010, and approximately $310,000 in the years ended December 31, 2009 and 2008 for its leased driveway space at the Shopping Center.

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

NOTE 11.   SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since December 31, 2010 that required recognition or disclosure in the consolidated financial statements.

NOTE 12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$34,351,552	$36,155,896	$37,680,098	$33,842,481	$142,030,027
Operating expenses	30,135,982	31,693,659	33,273,133	32,894,203	127,996,977
Income from operations	4,215,570	4,462,237	4,406,965	948,278	14,033,050
Net income	2,442,146	2,660,331	2,665,937	467,847	8,236,261
Income per share of common stock
Basic	$0.15	$0.16	$0.17	$0.03	$0.51
Diluted	$0.15	$0.16	$0.17	$0.03	$0.51

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$32,579,184	$34,455,358	$34,845,800	$31,851,514	$133,731,856
Operating expenses	30,645,657	31,154,624	31,260,726	31,528,554	124,589,561
Income from operations	1,933,527	3,300,734	3,585,074	322,960	9,142,295
Net income	922,160	1,797,918	2,037,858	83,543	4,841,479
Income per share of common stock
Basic	$0.06	$0.11	$0.13	$0.01	$0.30
Diluted	$0.06	$0.11	$0.13	$0.01	$0.30

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 6, 2011.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 6, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

Following is information related to the Company’s equity compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (F1)	2,079,383	$12.54	613,042

Equity compensation plans not approved by security holders	—	—	—
Total	2,079,383	$12.54	613,042

(F1) Includes the 1993 Directors’ Stock Option Plan, 1993 Employee Stock Option Plan and 1993 Executive Long-Term Incentive Plan, as amended.

Additional information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 6, 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 6, 2011.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 6, 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

Included in Part II of this report:

a) Report of Independent Registered Public Accounting Firm

b) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008.

c) Consolidated Balance Sheets at December 31, 2010 and 2009.

d) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008.

e) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

f) Notes to Consolidated Financial Statements.

2. Financial Statements Schedules

Schedule II. - VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at beginning of year	Charged to costs and expenses	Deductions (F1)	Other	Balance at end of year
2008
Allowance for doubtful accounts	$1,418,119	$1,225,145	$(755,068)	$—	$1,888,196

2009
Allowance for doubtful accounts	$1,888,196	$1,120,333	$(597,246)	$—	$2,411,283

2010
Allowance for doubtful accounts	$2,411,283	$740,387	$(700,955)	$—	$2,450,715

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

4.03

Amended and Restated Monarch Casino & Resort, Inc. 1993 Executive Long- Term Incentive Plan is incorporated herein by reference to the Company’s Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1997, Item 14(c), Exhibit 4.03.

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

10.04

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

21.01	List of Subsidiaries of Monarch Casino & Resort, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K.*

* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH CASINO & RESORT, INC.

(Registrant)

Date: March 15, 2011	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN FARAHI	Co-Chairman of the Board of Directors	March 15, 2011
John Farahi	Chief Executive Officer (Principal
Executive Officer) and Director

/S/ BOB FARAHI	Co-Chairman of the Board of Directors,	March 15, 2011
Bob Farahi	President, Secretary and Director

/S/ RONALD ROWAN	Chief Financial Officer and Treasurer	March 15, 2011
Ronald Rowan	(Principal Financial Officer and
Principal Accounting Officer)

/S/ YVETTE E. LANDAU	Director	March 15, 2011
Yvette E. Landau

/S/ CRAIG F. SULLIVAN	Director	March 15, 2011
Craig F. Sullivan

/S/ RONALD R. ZIDECK	Director	March 15, 2011
Ronald R. Zideck