Form 10-Q
period 2011-03-31
MONARCH CASINO & RESORT INC
filed 2011-05-10
CIK 907242

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,138,158 shares
Class	Outstanding at May 5, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Monarch Casino & Resort, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues
Casino	$23,212,686	$24,154,140
Food and beverage	10,092,738	9,983,603
Hotel	5,004,041	5,178,067
Other	1,899,262	1,979,694
Gross revenues	40,208,727	41,295,504
Less promotional allowances	(6,922,911)	(6,943,952)
Net revenues	33,285,816	34,351,552
Operating expenses
Casino	9,476,307	9,328,341
Food and beverage	4,688,557	4,364,454
Hotel	1,428,953	1,433,139
Other	733,946	640,111
Selling, general and administrative	10,907,228	11,058,601
Depreciation and amortization	3,394,386	3,311,336
Total operating expenses	30,629,377	30,135,982
Income from operations	2,656,439	4,215,570
Other expense
Interest expense	(288,522)	(458,424)
Total other expense	(288,522)	(458,424)
Income before income taxes	2,367,917	3,757,146
Provision for income taxes	(828,771)	(1,315,000)
Net income	$1,539,146	$2,442,146

Earnings per share of common stock
Net income
Basic	$0.10	$0.15
Diluted	$0.09	$0.15

Weighted average number of common shares and potential common shares outstanding
Basic	16,138,158	16,125,388
Diluted	16,222,989	16,151,408

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,255,265	$13,800,604
Receivables, net	2,307,110	3,269,250
Federal income tax receivable	—	99,202
Inventories	1,874,639	1,883,816
Prepaid expenses	3,042,519	2,553,341
Deferred income taxes	1,384,443	1,384,443
Total current assets	18,863,976	22,990,656
Property and equipment
Land	13,172,522	13,172,522
Land improvements	3,981,329	3,891,990
Buildings	139,843,299	139,843,299
Building improvements	10,766,414	10,766,414
Furniture and equipment	114,133,821	112,847,107
Leasehold improvements	1,346,965	1,346,965
	283,244,350	281,868,297
Less accumulated depreciation and amortization	(128,831,844)	(125,437,458)
Net property and equipment	154,412,506	156,430,839
Other assets, net	247,649	312,043
Total assets	$173,524,131	$179,733,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Borrowings under credit facility	$22,000,000	$—
Accounts payable	7,696,287	10,216,495
Accrued expenses	13,615,684	14,077,344
Federal income taxes payable	729,569	—
Total current liabilities	44,041,540	24,293,839
Long-term debt, less current maturities	—	28,600,000
Deferred income taxes	3,384,218	3,384,218
Other long term liabilities	873,872	873,872
Total Liabilities	48,299,630	57,151,929
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,138,158 outstanding at March 31, 2011 and December 31, 2010	190,963	190,963
Additional paid-in capital	32,023,574	31,558,693
Treasury stock, 2,958,142 shares at March 31, 2011 and December 31, 2010, at cost	(48,541,663)	(48,541,663)
Retained earnings	141,551,627	139,373,616
Total stockholders’ equity	125,224,501	122,581,609
Total liability and stockholder’s equity	$173,524,131	$179,733,538

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,539,146	$2,442,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,394,386	3,311,336
Amortization of deferred loan costs	64,394	64,394
Share based compensation	464,881	443,957
Provision for bad debts	(49,830)	(82,212)
Changes in operating assets and liabilities:
Receivables	1,011,970	(663,697)
Inventories	9,177	158,624
Prepaid expenses	(489,178)	(542,893)
Accounts payable	(2,520,208)	(1,342,165)
Accrued expenses	177,205	570,988
Federal income taxes	828,771	1,065,000
Net cash provided by operating activities	4,430,714	5,425,478

Cash flows from investing activities:
Acquisition of property and equipment	(1,376,053)	(1,806,685)
Net cash used in investing activities	(1,376,053)	(1,806,685)

Cash flows from financing activities:
Principal payments on long-term debt	(6,600,000)	(7,500,000)
Net cash used in financing activities	(6,600,000)	(7,500,000)
Net decrease in cash	(3,545,339)	(3,881,207)
Cash and cash equivalents at beginning of period	13,800,604	14,420,323
Cash and cash equivalents at end of period	$10,255,265	$10,539,116

Supplemental disclosure of cash flow information:
Cash paid for interest	$176,330	$329,021
Cash paid for income taxes	$—	$250,000
Non cash transaction - reduction of jackpot liability	$638,865	$—

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

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

NOTE 2. RECENTLY ISSUED ACCOUNTING STANDARDS

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

In April 2010, the FASB issued guidance on accruing for jackpot liabilities that clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can legally avoid paying that jackpot (for example, by removing the gaming machine from the casino floor). Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base jackpots and the incremental portion of progressive jackpots.  The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and was applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. Under Nevada gaming regulations, the removal of base jackpots is not prohibited and upon adoption, the Company reversed previously accrued base jackpots of $639 thousand as of January 1, 2011 as a credit to opening retained earnings.  This adoption did not affect the accounting for progressive jackpots, as the Company’s existing accounting was in accordance with the new guidance.

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

NOTE 3. STOCK-BASED COMPENSATION

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

Reported stock based compensation expense was classified as follows:

	Three Months Ended
	March 31,
	2011	2010
Casino	$21,489	$14,202
Food and beverage	18,102	13,988
Hotel	3,644	5,424
Selling, general and administrative	421,646	410,343
Total stock-based compensation, before taxes	464,881	443,957
Tax benefit	(162,708)	(155,385)
Total stock-based compensation, net of tax	$302,173	$288,572

NOTE 4. EARNINGS PER SHARE

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

	Three Months Ended March 31,
	2011		2010
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,138	$0.10	16,125	$0.15
Effect of dilutive stock options	85	(.01)	26	—
Diluted	16,223	$0.09	16,151	$0.15

Excluded from the computation of diluted earnings per share are 1,521,748 options and 1,579,236 options for the three months ended March 31, 2011 and 2010, respectively, where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.

NOTE 5.  LONG-TERM DEBT

THE CREDIT FACILITY

Until February 20, 2004, the Company had a reducing revolving term loan credit facility with a consortium of banks (the “First Credit Facility”).  On February 20, 2004, the Original Credit Facility was refinanced (the “Second Credit Facility”) for $50 million. The maturity date of the Second Credit Facility was to be April 18, 2009; however, on January 20, 2009, the Second Credit Facility was amended and refinanced (the “New Facility”) for $60 million.  The New Facility may be utilized by the Company for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.

The maturity date of the New Facility is January 20, 2012.  Borrowings are secured by liens on substantially all of the real and personal property of the Atlantis and are guaranteed by Monarch.

The New Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of Company assets and covenants restricting the Company’s ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments.  The New Facility contains covenants requiring that the Company maintain certain financial ratios and achieve a minimum level of Earnings-Before-Interest-Taxes-Depreciation and Amortization (EBITDA) on a two-quarter rolling basis.  It also contains provisions that restrict cash transfers between Monarch and its affiliates and contains provisions requiring the achievement of certain financial ratios before the Company can repurchase its common stock or pay dividends. Management does not consider the covenants to restrict normal functioning of day-to-day operations.

As of March 31, 2011, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 2.375:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.25:1.  As of March 31, 2011, the Company’s leverage ratio and fixed charge coverage ratios were 0.8:1 and 15.6:1, respectively.  As of March 31, 2010, the Company’s leverage ratio and fixed charge coverage ratios were 1.5:1 and 9.4:1, respectively.

The maximum principal available under the New Facility is reduced by $2.5 million per quarter beginning on December 31, 2009.  At March 31, 2011, the maximum principal available under the New Facility was $45.0 million.  The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.  Maturities of the Company’s borrowings for each of the next five years and thereafter as of March 31, 2011 are as follows (amounts in thousands):

		less than	1 to 3	4 to 5	more than
	Total	1 year	years	years	5 years
Maturities of Borrowings Under Credit Facility	$22,000,000	$22,000,000	—	—	—

The Company may prepay borrowings under the New Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period).  Amounts prepaid may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

The Company paid various one-time fees and other loan costs upon the closing of the refinancing of the New Facility that will be amortized over the facility’s term using the straight-line method.

At March 31, 2011, the Company had $22.0 million outstanding under the New Facility.  At that time its leverage ratio was such that pricing for borrowings under the New Facility was LIBOR plus 2.000%.  At March 31, 2010, the Company had $41.0 million outstanding under the First Credit Facility.  At that time its leverage ratio was such that pricing for borrowings under the First Credit Facility was LIBOR plus 2.875%.  At March 31, 2011 and March 31, 2010, the one-month LIBOR interest rate was 0.21%.  The carrying value of the debt outstanding under the New Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

NOTE 6:  INCOME TAXES

For the three months ended March 31, 2011 and 2010, the Company’s effective tax rates were 35.0%. The effective tax rate for the three months ended March 31, 2011 did not vary from the prior period as the items that impact the effective tax rate are generally consistent from year to year.

NOTE 7. RELATED PARTY TRANSACTIONS

The 18.95-acre shopping center (the “Shopping Center”) adjacent to the Atlantis is owned by Biggest Little Investments, L.P. (“BLI”).  BLI’s general partner is Maxum, L.L.C. (“Maxum”).  John Farahi, Bob Farahi and Ben Farahi each individually own non-controlling interests in BLI and Maxum.  John Farahi is Co-Chairman of the Board, Chief Executive Officer, Chief Operating Officer and a Director of Monarch.  Bob Farahi is Co-Chairman of the Board, President, Secretary and a Director of Monarch. Ben Farahi formerly was the Co-Chairman of the Board, Secretary, Treasurer, Chief Financial Officer and a Director of Monarch.  Monarch’s board of directors accepted Ben Farahi’s resignation from these positions on May 23, 2006.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004.  As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every year beginning in the 61st month based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased driveway section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The Company paid $85,200 and $85,200 plus common area charges for the three months ended March 31, 2011 and 2010, respectively, for its leased driveway space at the Shopping Center.

The Company occasionally leases billboard advertising space from affiliates of its controlling stockholders and paid $33,400 and $51,400 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 8. STOCKHOLDERS’ EQUITY

Changes in stockholdrers’ equity for the three months ended March 31, 2011 were as follows:

Balance at December 31, 2010	$122,581,609
Accounting change for base jackpots	638,865
Stock-based compensation	464,881
Net income	1,539,146
Balance at March 31, 2011	$125,224,501

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

OPERATING RESULTS SUMMARY

Below is a summary of our first quarter results for 2011 and 2010:

Amounts in millions, except per share amounts

	Three Months		Percentage
	Ended March 31,		Increase/(Decrease)
	2011	2010	2011 vs 2010
Casino revenues	$23.2	$24.2	(4.1)
Food and beverage revenues	10.1	10.0	1.0
Hotel revenues	5.0	5.2	(3.8)
Other revenues	1.9	2.0	(5.0)
Net revenues	33.3	34.4	(3.2)
Sales, general and administrative expense	10.9	11.1	(1.8)
Income from operations	2.7	4.2	(35.7)

Net Income	1.5	2.4	(37.5)

Earnings per share - diluted	0.09	0.15	(40.0)

Operating margin	8.0%	12.3%	(4.3) points

Our financial results subsequent to the third quarter of 2007 reflect the effects of a very challenging operating environment that began in the fourth quarter of 2007.  As in many other areas around the country, the economic slowdown in Reno in the fourth quarter of 2007 deepened throughout 2008, 2009, 2010 and has continued into 2011.  Aggressive marketing programs by our competitors also had a negative financial impact on us during that time period.  Furthermore, based on statistics released by the Nevada Gaming Control Board, the Reno gaming market has shrunk in the aggregate.  Finally, this winter’s considerable snowfall in the Sierra Nevada mountain range had a material, adverse impact on the our 2011 first quarter results.  The approximate sixty-one feet of snowfall in the Sierras in the first quarter of 2011 is reportedly the second highest snowfall on record for the region.  The principal highways from central and northern California, our primary feeder markets, were adversely affected by snow storms, or the threat of snow storms, on seven of the thirteen weekends in the current year’s first quarter.  In the prior year’s first quarter, only three weekends were negatively impacted by weather.

We believe that these factors were the primary drivers of:

•                  Decreases of 4.1%, 3.8%, and 5.0% in our casino, hotel and other revenues, respectively, resulting in a net revenue decrease of 3.2%;

•                  A decrease in income from operations and diluted earnings per share of 35.7% and 40.0%, respectively;

•                  A decrease in our operating margin by 4.3 points or 35.0%.

We anticipate that the economic slowdown, combined with the aggressive marketing programs of our competitors, will continue to apply downward pressure on revenue.

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

Capital expenditures at the Atlantis totaled approximately $1.4 million and $1.8 million during the first three months of 2011 and 2010, respectively.  During the three month period ended March 31, 2011, our capital expenditures consisted primarily of the acquisition of gaming equipment to upgrade and replace existing equipment and other general upgrades to the Atlantis facility.  During the three month period ended March 31, 2010, our capital expenditures consisted primarily of costs related to the renovation of our Atlantis Steakhouse restaurant and restrooms, the acquisition of gaming equipment to upgrade and replace existing equipment and other general upgrades to the Atlantis facility.

In addition to the capital expenditures incurred during the first quarter of 2011, we anticipate spending approximately $5 to $7 million in 2011 to upgrade and replace equipment and to complete general upgrades to the Atlantis facility.  The timing of these capital expenditures may accelerate or be deferred altogether based on our ongoing assessment of operating cash flow, available borrowing capacity under our Credit Facility (see “THE CREDIT FACILITY” below) and the competitive environment in our market, among other factors.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2011 and 2010

For the three months ended March 31, 2011, our net income was $1.5 million, or $0.09 per diluted share, on net revenues of $33.3 million, a decrease from net income of $2.4 million, or $0.15 per diluted share, on net revenues of $34.4 million for the three months ended March 31, 2010. Income from operations for the three months ended March 31, 2011 totaled $2.7 million, a 35.7% decrease when compared to $4.2 million for the same period in 2010.  Net revenues and net income decreased 3.2% and 37.5%, respectively, when compared to last year’s first quarter.

Casino revenues totaled $23.2 million in the first quarter of 2011, a 4.1% decrease from $24.2 million in the first quarter of 2010. Casino operating expenses amounted to 40.8% of casino revenues in the first quarter of 2011, compared to 38.6% in the first quarter of 2010.  The increase in casino operating expense was primarily due to the cost of increased complimentary food, beverages and other services provided to casino patrons.

Food and beverage revenues totaled $10.1 million in the first quarter of 2011, a 1.0% increase from $10.0 million in the first quarter of 2010, due primarily to a 7.8% increase in the average revenue per food cover partially offset by a 4.3% decrease in the number of covers served.  Food and beverage operating expenses increased to 46.5% of food and beverage revenues during the first quarter of 2011 as compared to 43.7% for the first quarter of 2010 primarily due to higher food commodity costs.

Hotel revenues were $5.0 million for the first quarter of 2011, a decrease of 3.8% from the $5.2 million reported in the 2010 first quarter.  In the fourth quarter of 2010, we demolished our 149 room motor lodge which decreased our room inventory from 973 rooms to 824 rooms.  Primarily because of the lower room inventory, our hotel occupancy increased to 83.7% during the first quarter of 2011, as compared to 78.4% during the same period in 2010.  We also experienced an increase in the average daily room rate (“ADR”) from $69.08 during the first quarter of 2010 to $74.59 in the same quarter of 2011.  In addition to the ADR, we charged guests a $10 per day resort fee in both quarters.  Hotel operating expenses as a percent of hotel revenues increased to 28.6% for the first quarter of 2011 from 27.7% for the first quarter of 2010 due to the decreased hotel revenue.

Promotional allowances remained flat at $6.9 million for the quarters ended March 31, 2011 and the quarter ended March 31, 2010. Promotional allowances as a percentage of gross revenues increased to 17.2% during the first quarter of 2011 as compared to 16.8% in the first quarter of 2010. This increase is attributable to continued promotional efforts to attract guests and generate revenues.

Other revenues decreased slightly to $1.9 million in the first quarter of 2011 from $2.0 million for the first quarter of 2010 primarily due to lower retail sales.

Depreciation and amortization expense remained relatively flat at $3.4 million in the first quarter of 2011 as compared to $3.3 million in the first quarter of 2010.

Selling, general and administrative (“SG&A”) expenses were $10.9 million in the first quarter of 2011, a 1.8% decrease from $11.1 million in the first quarter of 2010. The decrease was primarily due to reductions in legal expense of $150 thousand and electricity expense of $75 thousand.  As a percentage of net revenue, SG&A expenses increased slightly to 32.8% in the first quarter of 2011 from 32.2% in the same period in 2010 due to the effect of the decrease in net revenue partially offset by the lower SG&A expense.

Interest expense decreased to $289 thousand in the first quarter of 2011 from $458 thousand in the first quarter of 2010.  This decrease was due to lower average balances outstanding under our credit facility combined with the effect of a lower interest rate (see the “CREDIT FACILITY” section below).

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2011, net cash provided by operating activities totaled $4.4 million, a decrease of $995 thousand or 18.3% compared to the same period last year.  This decrease was primarily related to lower net income, increased payment of accounts payable and lower federal income taxes payable all partially offset by lower provision for bad debts and increased collection of receivables during the first quarter of 2011.

Net cash used in investing activities totaled $1.4 million and $1.8 million in the three months ended March 31, 2011 and 2010, respectively.  During the three month period ended March 31, 2011, net cash used in investing activities consisted primarily of the acquisition of gaming equipment to upgrade and replace existing equipment and continued renovation and other general upgrades to the Atlantis facility.  During the three month period ended March 31, 2010, net cash used in investing activities consisted primarily of costs related to the renovation of our Atlantis Steakhouse restaurant and restrooms, the acquisition of gaming equipment to upgrade and replace existing equipment and other general upgrades to the Atlantis facility.

We used $6.6 million of net cash in financing activities during the three months ended March 31, 2011 to repay borrowings under our Credit Facility (see “THE CREDIT FACILITY” below).  During the three months ended March 31, 2010, $7.5 million of net cash was provided by financing activities primarily related to borrowings under our Credit Facility.

At March 31, 2011, we had $22.0 million of borrowings outstanding under our New Facility which matures in January 20, 2012.  We believe that our existing cash balances and cash flow from operations and borrowings available under the New Facility will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure plans up to the maturity date of the New Facility; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

We plan to amend the New Facility to extend its maturity beyond January 20, 2012.  Such an amendment will likely result in the amendment of other material provisions of the New Facility, such as the interest rate charged and other material covenants.  In the event that we are not able to come to mutually acceptable terms with the New Facility lender, we believe that the strength of our balance sheet, combined with our operating cash flow, will provide the basis for a successful refinancing of the New Facility with an alternative lender.  However, there is no assurance that we will be able to reach acceptable terms for a New Facility amendment or refinancing.  If we are unable to amend or refinance the New Facility, we may seek equity or other financing to repay the outstanding principal of the New Facility upon its maturity.

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004 that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis. The Shopping Center is controlled by an entity whose owners include our controlling stockholders. As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every year beginning in the 61st month based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term.  Some components of the new driveway are being depreciated over a shorter period of time. We paid $85,200 in lease payments for the leased driveway space at the Shopping Center during the three months ended March 31, 2011.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2010 Form 10-K filed on March 15, 2011.

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

Other factors that may impact current and future results are set forth in detail in Item 1A “Risk Factors” of our 2010 Form 10-K.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of March 31, 2011 and the next five years and thereafter are as follow:

Contractual Cash Obligations

	Payments Due by Period (4)
		less than	1 to 3	4 to 5	more than
	Total	1 year	years	years	5 years
Operating Leases(1)	$3,145,000	$370,000	$740,000	$740,000	$1,295,000
Current Maturities of Borrowings Under Credit Facility (2)	22,000,000	22,000,000	—	—	—
Purchase Obligations(3)	4,548,000	4,548,000	—	—	—

Total Contractual Cash Obligations	$29,693,000	$26,918,000	$740,000	$740,000	$1,295,000

(1) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis.

(2) The amount represents outstanding draws against our New Facility (see “THE CREDIT FACILITY” below) as of March 31, 2011.

(3) Purchase obligations represent approximately $1.9 million of commitments related to capital projects and approximately $2.6 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and construction commitments, approximately $2.6 million are cancelable by us upon providing a 30-day notice.

(4) Because interest payments under our New Facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: 1) future short-term interest rates; 2) our future leverage ratio which varies with EBITDA and our borrowing levels and 3) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our New Facility is LIBOR, or a base rate (as defined in the New Facility agreement), plus an interest rate margin ranging from 2.00% to 3.375% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At March 31, 2011 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.00%.

THE CREDIT FACILITY

Until February 20, 2004, we had a reducing revolving term loan credit facility with a consortium of banks (the “First Credit Facility”).  On February 20, 2004, the Original Credit Facility was refinanced (the “Second Credit Facility”) for $50 million. The maturity date of the Second Credit Facility was to be April 18, 2009; however, on January 20, 2009, the Second Credit Facility was amended and refinanced (the “New Facility”) for $60 million.  The New Facility may be utilized by us for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.

The maturity date of the New Facility is January 20, 2012.  Borrowings are secured by liens on substantially all of the real and personal property of the Atlantis and are guaranteed by Monarch.

The New Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of our assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments.  The New Facility contains covenants requiring that we maintain certain financial ratios and achieve a minimum level of Earnings-Before-Interest-Taxes-Depreciation and Amortization (EBITDA) on a two-quarter rolling basis.  It also contains provisions that restrict cash transfers between Monarch and its affiliates and contains provisions requiring the achievement of certain financial ratios before we can repurchase our common stock or pay dividends. Management does not consider the covenants to restrict normal functioning of day-to-day operations.

The maximum principal available under the New Facility is reduced by $2.5 million per quarter beginning on December 31, 2009.  At March 31, 2011, the maximum principal available was $45 million. We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500,000 and a multiple of $50,000.

We may prepay borrowings under the New Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period).  Amounts prepaid may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

We paid various one-time fees and other loan costs upon the closing of the refinancing of the New Facility that will be amortized over the facility’s term using the straight-line method.

The maximum principal available under the New Facility on March 31, 2011 is $45 million.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 2.00% to 3.375% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At March 31, 2011 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.00%.  At March 31, 2011, the one-month LIBOR rate was 0.21%.

At March 31, 2011, we had $22 million outstanding under the New Facility, all of which was classified as short-term debt.  Short term debt represents the mandatory principal reductions over the upcoming year, based on the amount outstanding under the New Facility at March 31, 2011 compared to the maximum principal available at March 31, 2011.  Because the New Facility matures in January 2012, all of the outstanding balance at March 31, 2011 is classified as short-term debt.  We plan to amend the New Facility to extend its maturity beyond January 20, 2012.  Such an amendment will likely result in the amendment of other material provisions of the New Facility, such as the interest rate charged and other material covenants.  In the event that we are not able to come to mutually acceptable terms with the New Facility lender, we believe that the strength of our balance sheet, combined with our operating cash flow, will provide the basis for a successful refinancing of the New Facility with an alternative lender.  However, there is no assurance that we will be able to reach acceptable terms for a New Facility amendment or refinancing.  If we are unable to amend or refinance the New Facility, we may seek equity or other financing to repay the outstanding principal of the New Facility upon its maturity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of March 31, 2011 that are subject to market risk.  As of March 31, 2011 we had $22 million of outstanding debt under our New Facility that was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the New Facility at March 31, 2011 would result in a change in our annual interest cost of approximately $220,000.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, litigation was filed against Monarch on January 27, 2006, by Kerzner International Limited (“Kerzner”) owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada.  The case number assigned to the matter was 3:06-cv-00232-ECR (RAM).  The complaint sought declaratory judgment prohibiting Monarch from using the name “Atlantis” in connection with offering casino services other than at Monarch’s Atlantis Casino Resort Spa located in Reno, Nevada, and particularly prohibiting Monarch from using the “Atlantis” name in connection with offering casino services in Las Vegas, Nevada; injunctive relief enforcing the same; and other relief.  Monarch filed a counterclaim against Kerzner seeking to cancel Kerzner’s federal registration of the Atlantis mark for casino services and to obtain declaratory relief in its favor on issues related to Monarch’s use of the mark, as raised by Kerzner’s complaint. (Monarch also filed a concurrent action with the Trademark Trial and Appeal Board (“TTAB”) seeking cancellation of Kerzner’s federal registration.  That administrative action was stayed by the TTAB pending outcome of the district court litigation.)  Upon conclusion of discovery various motions were filed by the parties.  On December 14, 2009, the court ruled on the pending motions, and identified a single remaining factual question concerning Kerzner’s alleged fame that potentially was dispositive of Kerzner’s claims.  After addressing additional procedural matters, on June 3, 2010, the court directed the parties to file the proposed joint pretrial order.  In the proposed joint pretrial order, Kerzner conceded that it could not prove the sole dispositive issue of fame and requested the court to make entry of judgment against Kerzner.  The court treated Kerzner’s request as a motion to dismiss and for entry of judgment, and on October 8, 2010 issued an order granting dismissal and entry of judgment against Kerzner.  On February 10, 2011, the court issued its final judgment against Kerzner and in favor of Monarch with respect to all claims asserted by Kerzner in the Complaint.  As to Monarch’s Counterclaims, the court granted all remaining counterclaims in favor of Monarch, including declaratory relief that: Monarch’s use of the Atlantis mark does not infringe on Kerzner’s rights; Monarch has developed valid common law rights in the Atlantis mark for casino services; Monarch owns a valid Nevada state trademark for the Atlantis mark in casino services; Monarch has the exclusive ability to use the Atlantis mark for casino services within the State of Nevada by virtue of its Nevada state registration; and Monarch has the right and ability to use and convey rights in the Atlantis name and mark in connection with casino services in Las Vegas, Nevada, and to do so does not constitute deceptive trade practices under Nevada law.  The court declined Monarch’s request for cancellation of Kerzner’s federal registration and for attorneys’ fees, but awarded costs of suit to Monarch as the prevailing party.  (The TTAB action for cancellation of Kerzner’s federal registration remains pending.)  On March 11, 2011, Kerzner filed its Notice of Appeal, appealing from the above referenced final judgment.  Monarch believes that the district court’s rulings from which Kerzner has appealed are sound, and intends to vigorously oppose Kerzner’s appeal.  Additionally, Monarch has filed a cross-appeal on the bases that the district court erred by failing to cancel Kerzner’s federal registration of the Atlantis mark for gaming, and by not awarding attorneys’ fees to Monarch.  The case number assigned in the Ninth Circuit Court of Appeal is 11-15675.

We are party to other claims that arise in the normal course of business.  Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no material changes to those risk factors during the three months ended March 31, 2011.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: May 9, 2011	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)