Form 10-Q
period 2011-06-30
MONARCH CASINO & RESORT INC
filed 2011-08-08
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,138,158 shares
Class	Outstanding at July 20, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Casino	$26,076,953	$25,020,899	$49,289,639	$49,175,039
Food and beverage	10,933,018	10,369,922	21,025,756	20,353,525
Hotel	5,490,621	5,931,465	10,494,662	11,109,532
Other	1,930,784	1,855,462	3,830,046	3,835,156
Gross revenues	44,431,376	43,177,748	84,640,103	84,473,252
Less promotional allowances	(7,271,503)	(7,021,852)	(14,194,414)	(13,965,804)
Net revenues	37,159,873	36,155,896	70,445,689	70,507,448
Operating expenses
Casino	9,589,732	9,525,444	19,066,039	18,853,785
Food and beverage	4,903,568	4,656,332	9,592,125	9,020,786
Hotel	1,568,538	1,617,683	2,997,491	3,050,822
Other	719,231	765,813	1,453,177	1,405,924
Selling, general and administrative	11,274,007	11,913,997	22,181,235	22,972,598
Depreciation and amortization	3,436,015	3,214,390	6,830,401	6,525,726
Total operating expenses	31,491,091	31,693,659	62,120,468	61,829,641
Income from operations	5,668,782	4,462,237	8,325,221	8,677,807
Other income (expense)
Other income	—	16,000	—	16,000
Interest expense	(194,746)	(365,851)	(483,268)	(824,275)
Total other income (expense)	(194,746)	(349,851)	(483,268)	(808,275)
Income before income taxes	5,474,036	4,112,386	7,841,953	7,869,532
Provision for income taxes	(1,915,900)	(1,452,055)	(2,744,671)	(2,767,055)
Net income	$3,558,136	$2,660,331	$5,097,282	$5,102,477

Earnings per share of common stock
Net income
Basic	$0.22	$0.16	$0.32	$0.32
Diluted	$0.22	$0.16	$0.31	$0.32

Weighted average number of common shares and potential common shares outstanding

Basic	16,138,158	16,129,053	16,138,158	16,127,231
Diluted	16,223,488	16,220,865	16,223,207	16,186,154

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,007,582	$13,800,604
Receivables, net	2,505,230	3,269,250
Federal income tax receivable	—	99,202
Inventories	1,965,832	1,883,816
Prepaid expenses	3,240,292	2,553,341
Deferred income taxes	1,384,443	1,384,443
Total current assets	19,103,379	22,990,656
Property and equipment
Land	13,172,522	13,172,522
Land improvements	4,026,175	3,891,990
Buildings	139,843,299	139,843,299
Building improvements	10,973,521	10,766,414
Furniture and equipment	114,948,175	112,847,107
Leasehold improvements	1,346,965	1,346,965
	284,310,657	281,868,297
Less accumulated depreciation and amortization	(132,244,423)	(125,437,458)
Net property and equipment	152,066,234	156,430,839
Other assets, net	183,254	312,043
Total assets	$171,352,867	$179,733,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Borrowings under credit facility	$17,000,000	$—
Accounts payable	8,238,242	10,216,495
Accrued expenses	12,115,470	14,077,344
Federal income taxes payable	545,469	—
Total current liabilities	37,899,181	24,293,839
Long-term debt, less current maturities	—	28,600,000
Deferred income taxes	3,384,218	3,384,218
Other long term liabilities	873,872	873,872
Total Liabilities	42,157,271	57,151,929

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,138,158 outstanding at June 30, 2011 and December 31, 2010	190,963	190,963
Additional paid-in capital	32,436,533	31,558,693
Treasury stock, 2,958,142 shares at June 30, 2011 and December 31, 2010, at cost	(48,541,663)	(48,541,663)
Retained earnings	145,109,763	139,373,616
Total stockholders’ equity	129,195,596	122,581,609
Total liability and stockholder’s equity	$171,352,867	$179,733,538

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$5,097,282	$5,102,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,830,401	6,525,726
Amortization of deferred loan costs	128,790	128,789
Share based compensation	877,840	900,663
Provision for bad debts	(82,047)	369,863
Gain on disposal of assets	(1,500)	(16,000)
Changes in operating assets and liabilities:
Receivables	846,067	(880,473)
Inventories	(82,016)	15,233
Prepaid expenses	(686,951)	(481,636)
Accounts payable	(1,978,253)	(2,025,892)
Accrued expenses	(1,323,011)	(342,724)
Federal income taxes	644,671	(482,945)
Net cash provided by operating activities	10,271,273	8,813,081

Cash flows from investing activities:
Proceeds from sale of assets	1,500	16,000
Acquisition of property and equipment	(2,465,795)	(2,585,635)
Net cash used in investing activities	(2,464,295)	(2,569,635)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	46,023
Principal payments on long-term debt	(11,600,000)	(10,700,000)
Net cash used in financing activities	(11,600,000)	(10,653,977)
Net decrease in cash	(3,793,022)	(4,410,531)
Cash and cash equivalents at beginning of period	13,800,604	14,420,323
Cash and cash equivalents at end of period	$10,007,582	$10,009,792

Supplemental disclosure of cash flow information:
Cash paid for interest	$300,765	$628,317
Cash paid for income taxes	$2,100,000	$3,250,000
Non cash transaction - reduction of jackpot liability	$638,865	$—

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

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Reported stock based compensation expense was classified as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Casino	$18,503	$13,231	$39,992	$27,433
Food and beverage	16,690	15,533	34,792	29,520
Hotel	3,685	5,567	7,329	10,991
Selling, general and administrative	374,081	422,375	795,727	832,719
Total stock-based compensation, before taxes	412,959	456,706	877,840	900,663
Tax benefit	(144,536)	(159,847)	(307,244)	(315,232)
Total stock-based compensation, net of tax	$268,423	$296,859	$570,596	$585,431

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

	Three Months Ended June 30,
	2011		2010
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,138	$0.22	16,129	$0.16
Effect of dilutive stock options	86	—	92	—
Diluted	16,224	$0.22	16,221	$0.16

	Six Months Ended June 30,
	2011		2010
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,138	$0.32	16,127	$0.32
Effect of dilutive stock options	85	(.01)	59	—
Diluted	16,223	$0.31	16,186	$0.32

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.  For the three and six months ended June 30, 2011; 1,737,053 and 1,518,416 anti-dilutive options were excluded from the computation.

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

As of June 30, 2011, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA , of no more than 2.00:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.25:1.  As of June 30, 2011, the Company’s leverage ratio and fixed charge coverage ratios were 0.6:1 and 19.2:1, respectively.  As of June 30, 2010, the Company’s leverage ratio and fixed charge coverage ratios were 1.3:1 and 11.3:1, respectively.

The maximum principal available under the New Credit Facility is reduced by $2.5 million per quarter beginning on December 31, 2009 and the Company can voluntarily reduce the maximum principal available from time to time to reduce the fee charged on the unused portion of the facility.  At June 30, 2011, the maximum principal available under the New Credit Facility was $22.0 million.  Maturities of the Company’s borrowings for each of the next five years and thereafter as of June 30, 2011 are as follows (amounts in thousands):

		less than	1 to 3	4 to 5	more than
	Total	1 year	years	years	5 years
Maturities of Borrowings Under Credit Facility	$17,000,000	$17,000,000	—	—	—

The Company may prepay borrowings under the New Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period).  Amounts prepaid may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

The Company paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that will be amortized over the facility’s term using the straight-line method which approximates the effective interest method.

At June 30, 2011, the Company had $17.0 million outstanding under the New Facility.  At that time its leverage ratio was such that pricing for borrowings under the New Credit Facility was LIBOR plus 2.000%.  At June 30, 2010, the Company had $37.8 million outstanding under the New Credit Facility.  At that time its leverage ratio was such that pricing for borrowings under the New Credit Facility was LIBOR plus 2.375%.  At June 30, 2011 the one-month LIBOR interest rate was 0.19%.   The carrying value of the debt outstanding under the New Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

NOTE 5.  INCOME TAXES

For the six months ended June 30, 2011 and 2010, the Company’s effective tax rate were 35.0%. The effective tax rate for the six months ended June 30, 2011 did not vary from the prior period as the items that impact the effective tax rate are generally consistent from year to year.

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

NOTE 7. RELATED PARTY TRANSACTIONS

The 18.95-acre shopping center (the “Shopping Center”) adjacent to the Atlantis is owned by Biggest Little Investments, L.P. (“BLI”).  BLI’s general partner is Maxum, L.L.C. (“Maxum”).  John Farahi, Bob Farahi and Ben Farahi each individually own non-controlling interests in BLI and Maxum. John Farahi is Co-Chairman of the Board, Chief Executive Officer, Chief Operating Officer and a Director of Monarch.  Bob Farahi is Co-Chairman of the Board, President, Secretary and a Director of Monarch. Until May 23, 2006, Ben Farahi was the Co-Chairman of the Board, Secretary, Treasurer, Chief Financial Officer and a Director of Monarch.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004.  As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every year beginning in the 61st month based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased driveway section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center.  The Company paid approximately $85,200 and $170,400 plus common area maintenance charges for its leased driveway space at the Shopping Center during the three and six months ended June 30, 2011 and $85,200 and $170,400 plus common area maintenance charges for the three and six months ended June 30, 2010

The Company occasionally leases billboard advertising space from affiliates of its controlling stockholders and paid $34,200 and $67,600 for the three and six months ended June 30, 2011, respectively, and paid $23,800 and $75,200 for the three and six months ended June 30, 2010, respectively.

NOTE 8. STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the six months ended June 30, 2011 were as follows:

Balance at December 31, 2010	$122,581,609
Accounting change for base jackpots	638,865
Stock-based compensation	877,840
Net income	5,097,282
Balance at June 30, 2011	$129,195,596

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

OPERATING RESULTS SUMMARY

Below is a summary of our second quarter results for 2011 and 2010:

Amounts in millions, except per share amounts

	Three Months
	Ended June 30,		Percentage
	2011	2010	(Decrease)/Increase
Casino revenues	$26.1	$25.0	4.4
Food and beverage revenues	10.9	10.4	4.8
Hotel revenues	5.5	5.9	(6.8)
Other revenues	1.9	1.9	—
Net revenues	37.2	36.2	2.8
Sales, general and admin expense	11.3	11.9	(5.0)
Income from operations	5.7	4.5	26.7

Net Income	3.6	2.7	33.3
Earnings per share - diluted	0.22	0.16	37.5

Operating margin	15.3%	12.4%	2.9	pts.

	Six Months
	Ended June 30,		Percentage
	2011	2010	(Decrease)/Increase
Casino revenues	$49.3	$49.2	0.2
Food and beverage revenues	21.0	20.4	2.9
Hotel revenues	10.5	11.1	(5.4)
Other revenues	3.8	3.8	—
Net revenues	70.5	70.5	—
Sales, general and admin expense	22.2	23.0	(3.5)
Income from operations	8.3	8.7	(4.6)
Net Income	5.1	5.1	—
Earnings per share - diluted	0.31	0.32	(3.1)

Operating margin	11.8%	12.3%	(0.5	)pts.

As in many other areas around the country, the economic decline in Reno that began in the fourth quarter of 2007 has deepened through the second quarter of 2011.  Aggressive marketing programs by our competitors have also posed challenges to us during that time.

Furthermore, based on statistics released by the Nevada Gaming Control Board, the Reno gaming revenue market has shrunk in the aggregate.  Despite the fact that those negative factors continued into this second quarter of 2011, revenue in our casino and food and beverage operating departments increased compared to the same quarter of 2010 while sales, general and administrative expense decreased.  We believe two of the primary factors that drove the net revenues increase include:

•                  Atlantis capital improvements such as our completed expansion, renovation and Atlantis Convention Center Skybridge capital projects (see “CAPITAL SPENDING AND DEVELOPMENT” below).  We believe these and other improvements have increased the quality of our facility relative to that of many of our competitors’ who have not upgraded their facilities.

•                  Delivery of superior service to our guests while employee layoffs by many of our competitors have negatively impacted the quality of service they are able to deliver to their guests.

We believe that these factors were the primary drivers of:

•                  Increases of 4.4% and 4.8%  in our casino and food and beverage revenues, respectively, which in turn were the primary drivers of a 2.8% increase in net revenues;

•                  An increase in income from operations and diluted earnings per share of 26.7% and 37.5%, respectively;

•                  An increase in our operating margin by 2.9 points or 23.4%.

We anticipate that the ongoing macroeconomic decline nationally and in the Reno market, combined with aggressive marketing programs of our competitors, will continue to apply downward pressure on Atlantis revenue.  Despite the fact that we overcame those negative factors in the first six months of 2011 to maintain our net revenues at the same levels as the first six months of 2010, there is no assurance that we will be able to sustain such revenue levels in future periods, particularly if the negative macroeconomic factors persist.

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

Capital expenditures at the Atlantis totaled approximately $2.5 million and $2.6 million during the first six months of 2011 and 2010, respectively.  During the six month period ended June 30, 2011, our capital expenditures consisted primarily of the acquisition of gaming equipment to upgrade and replace existing equipment and other general upgrades to the Atlantis facility.  During the six month period ended June 30, 2010, our capital expenditures consisted primarily of the renovation of our Atlantis Steakhouse restaurant and rest rooms, the acquisition of gaming equipment to upgrade and replace existing equipment and continued renovation and other general upgrades to the Atlantis facility.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2011 and 2010

For the three-month period ended June 30, 2011, our net income was $3.6 million, or $0.22 per diluted share, on net revenues of $37.2 million, an increase from net income of $2.7 million, or $0.16 per diluted share, on net revenues of $36.2 million for the three months ended June 30, 2010. Income from operations for the three months ended June 30, 2011 totaled $5.7 million, a 26.7% increase when compared to $4.5 million for the same period in 2010.  Net revenues increased 2.8%, and net income increased 33.3%, when compared to last year’s second quarter.

Casino revenues totaled $26.1 million in the second quarter of 2011, a 4.4% increase from $25.0 million in the second quarter of 2010, which was primarily due to increased slot revenues.  Casino operating expenses as a percentage of casino revenue decreased to 36.8% as compared to 38.1% in the prior year’s second quarter primarily due to the ability of our casino operating department to drive higher casino revenues while holding operating cost relatively flat.

Food and beverage revenues totaled $10.9 million in the second quarter of 2011, a 4.8% increase from $10.4 million in the second quarter of 2010, due primarily to a 0.4% decrease in covers served offset by an 8.6% increase in the average revenue per cover.  Food and beverage operating expenses as a percentage of food and beverage revenue remained flat at 44.9% for both the second quarter of 2011 and the second quarter of 2010.

Hotel revenues were $5.5 million for the second quarter of 2011, a decrease of 6.8% from the $5.9 million reported in the 2010 second quarter.

In the fourth quarter of 2010, we demolished our 149 room motor lodge which decreased our room inventory from 973 rooms to 824 rooms.  Primarily because of the lower room inventory, our hotel occupancy increased to 93.8% during the second quarter of 2011, as compared to 86.4% during the same period in 2010.  We also experienced an increase in the average daily room rate (“ADR”) from $71.34 during the second quarter of 2010 to $72.11 in the same quarter of 2011.  In addition to the ADR, we charged guests a $10 per day resort fee in both quarters.  Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $67.59 and $61.19 for the three month periods ended June 30, 2011 and 2010, respectively.  Hotel operating expenses as a percent of hotel revenues increased to 28.6% for the second quarter of 2011 from 27.3% for the second quarter of 2010 due to the decreased hotel revenue.

Promotional allowances were $7.3 million in the second quarter of 2011 and $7.0 million in the second quarter of 2010.  Promotional allowances as a percentage of gross revenues increased to 16.4% during the second quarter of 2011 from 16.3% in the second quarter of 2010.  This increase was primarily the result of increased promotional and discount programs in response to the challenging economic environment and ongoing competitor promotional and discount programs.

Depreciation and amortization expense increased to $3.4 million in the second quarter of 2011 as compared to $3.2 million for the second quarter of 2010.

SG&A expense totaled $11.3 million in the second quarter of 2011, a 5.0% decrease from $11.9 million in the second quarter of 2010. The decrease was primarily due to lower bad debt expenses of approximately $470 thousand, lower utilities expense of approximately $260 thousand, lower legal expense of approximately $70 thousand and lower miscellaneous expense of approximately $25 thousand partially offset by higher marketing expense of approximately $225 thousand.

During the three month period ended June 30, 2011, we paid down the balance outstanding under our credit facility by $5.0 million, which decreased the outstanding balance of the credit facility from $22.0 million at March 31, 2011 to $17.0 million at June 30, 2011.  Because of the lower average borrowing balance in the second quarter of 2011 as compared the second quarter of 2010, interest expense decreased during the second quarter of 2011 to $195 thousand from $366 thousand in the second quarter of 2010.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2011 and 2010.

For the six months ended June 30, 2011, our net income was $5.1 million, or $0.31 per diluted share, on net revenues of $70.5 million, flat with net income of $5.1 million, or $0.32 per diluted share, on net revenues of $70.5 million during the six months ended June 30, 2010. Income from operations for the 2011 six-month period totaled $8.3 million, compared to $8.7 million for the same period in 2010.

Casino revenues for the first six months of 2011 totaled $49.3 million, slightly higher than the $49.2 million for the first six months of 2010.  Casino operating expenses amounted to 38.7% of casino revenues for the six months ended June 30, 2011, compared to 38.3% for the same period in 2010, the increase was primarily due to the cost of increased complimentary food, beverages and other services provided to casino patrons (“Complimentaries”).  Complimentaries expense increased primarily due to the slightly higher revenues combined with increased promotional and discount programs in response to the challenging economic environment and greater competitor promotional and discount programs.

Food and beverage revenues totaled $21.0 million for the six months ended June 30, 2011, an increase from the $20.4 million for the six months ended June 30, 2010, due to a 2.3% decrease in the number of covers served offset by an 8.3% increase in the average revenue per cover.  Food and beverage operating expenses amounted to 45.6% of food and beverage revenues during the 2011 six-month period, an increase when compared to 44.3% for the same period in 2010.  This increase was primarily the result of higher food commodity costs and higher payroll and benefits expense.

Hotel revenues for the first six months of 2011 decreased to $10.5 million from $11.1 million for the first six months of 2010.  In the fourth quarter of 2010, we demolished our 149 room motor lodge which decreased our room inventory from 973 rooms to 824 rooms.  Primarily because of the lower room inventory, our hotel occupancy increased to 88.8% during the first six months of 2011, as compared to 82.4% during the same period in 2010.  We also experienced an increase in the average daily room rate (“ADR”) from $70.23 during the first six months of 2010 to $73.23 in the same period of 2011.  In addition to the ADR, we charged guests a $10 per day resort fee in both quarters. Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $65.03 and $57.94 for the six month periods ended June 30, 2011 and 2010, respectively.   Hotel operating expenses as a percent of hotel revenues increased to 28.6% for the first six months of 2011 from 27.5% for the second quarter of 2010 due to the decreased hotel revenue.

Promotional allowances increased to $14.2 million for the first six months of 2011 from $14.0 million for the same period in 2010.  Promotional allowances as a percentage of gross revenues increased to 16.8% for the first six months of 2011 compared to 16.5% for the same period in 2010.  This increase was primarily the result of increased promotional and discount programs that we initiated in response to the challenging economic environment and ongoing competitor promotional and discount programs.

Depreciation and amortization expense was $6.8 million in the first six months of 2011, $300 thousand higher than the $6.5 million in the same period last year.

SG&A expense decreased 3.5% to $22.2 million in the first six months of 2011, compared to $23.0  million in the first six months of 2010, primarily as a result lower utilities expense of approximately $500 thousand, lower bad debt expense of approximately $450 thousand, lower legal expense of approximately $215 thousand and lower miscellaneous expense of approximately $105 thousand, all partially offset by higher marketing expense of approximately $470 thousand.

Because of a lower average borrowing balance in the first six months of 2011 as compared to the same period of 2010, interest expense decreased during the first six months of 2011 to $483 thousand from $824 thousand for the same period of 2010.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2011, net cash provided by operating activities totaled $10.3 million, an increase of $1.5 million or 17.0% compared to the same period last year.  This increase was primarily the result of greater collection of accounts receivable, more paid for inventory and more paid for prepaid expenses offset by greater accrued expenses and federal income taxes payable during the first six months of 2011 as compared to the first six months of the prior year.

Net cash used in investing activities totaled $2.5 million and $2.6 million in the six months ended June 30, 2011 and 2010, respectively, was primarily due to acquire property and equipment.

We used $11.6 million of net cash in financing activities during the six months ended June 30, 2011 compared to net cash used by financing activities of $10.7 million for the six months ended June 30, 2010.  During the first six months of 2011 and 2010, we paid $11.6 million and $10.7 million, respectively, of the outstanding balance under our Credit Facility (see “THE CREDIT FACILITY” below).

At June 30, 2011, we had $17.0 million of borrowings outstanding under our New Facility which matures in January 20, 2012.  We believe that our existing cash balances and cash flow from operations and borrowings available under the New Facility will provide us with sufficient resources to fund our operations, meet our normal course of business debt obligations, and fulfill our capital expenditure plans up to the maturity date of the New Facility; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control.

If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

Since the New Facility matures on January 20, 2012, we intend to amend or refinance the New Facility.  Any amendment may result in the amendment of other material provisions of the New Facility, such as the interest rate charged and other material covenants.  In the event that we are not able to come to mutually acceptable terms with the New Facility lender, we believe that the strength of our balance sheet, combined with our operating cash flow, will provide the basis for a successful refinancing of the New Facility with alternative lenders.  However, there is no assurance that we will be able to reach acceptable terms for a New Facility amendment or refinancing.  If we are unable to amend or refinance the New Facility, we may seek equity or other financing to repay the outstanding principal of the New Facility upon its maturity.

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis. The Shopping Center is controlled by an entity whose owners include our controlling stockholders. As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every year beginning in the 61st month based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $170,400 in lease payments for the leased driveway space at the Shopping Center during the six months ended June 30, 2011.

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

The expansion of Native American casinos in California has had an impact on casino revenues in Nevada in general, and many analysts predict the impact will continue to be more significant on the Reno-Lake Tahoe market.  If other Reno-area casinos continue to suffer business losses due to increased pressure from California Native American casinos, such casinos may intensify their marketing efforts to northern Nevada residents as well, greatly increasing competitive activities for our local customers.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of June 30, 2011 and the next five years and thereafter are as follow:

	Payments Due by Period (4)
Contractual Cash		less than	1 to 3	4 to 5	more than
Obligations	Total	1 year	years	years	5 years
Operating Leases(1)	$3,052,500	$370,000	$740,000	$740,000	$1,202,500
Current Maturities of Borrowings Under Credit Facility (2)	17,000,000	17,000,000	—	—	—
Purchase Obligations(3)	5,728,500	5,728,000	—	—	—
Total Contractual Cash Obligations	$25,781,000	$23,098,500	$740,000	$740,000	$1,202,500

(1) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis.

(2) The amount represents outstanding draws against our New Facility (see “THE CREDIT FACILITY” below) as of June 30, 2011.

(3) Purchase obligations represent approximately $1.1 million of commitments related to capital projects and approximately $4.6 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and construction commitments, approximately $4.6 million are cancelable by us upon providing a 30-day notice.

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

The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At June 30, 2011 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.00%.

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

As of June 30, 2011, we were required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA , of no more than 2.000:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.25:1.  As of June 30, 2011, our leverage ratio and fixed charge coverage ratios were 0.6:1 and 19.2:1, respectively.    As of June 30, 2010, our leverage ratio and fixed charge coverage ratios were 1.3:1 and 11.3:1, respectively

The maximum principal available under the New Credit Facility is reduced by $2.5 million per quarter beginning on December 31, 2009.  At June 30, 2011, the maximum principal available under the New Credit Facility was $22.0 million.  We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.

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

At June 30, 2011 we had $17.0 million outstanding under the New Facility.  At that time our leverage ratio was such that pricing for borrowings under the New Facility was LIBOR plus 2.000%.  At June 30, 2011 the one-month LIBOR interest rate was 0.19% .

At June 30, 2011, we had $17 million outstanding under the New Facility, all of which was classified as short-term debt.

Short term debt represents the mandatory principal reductions over the upcoming year, based on the amount outstanding under the New Facility at June 30, 2011 compared to the maximum principal available at June 30, 2012.  Because the New Facility matures in January 2012, all of the outstanding balance at June 30, 2011 is classified as short-term debt.   We plan to amend the New Facility to extend its maturity beyond January 20, 2012.  Such an amendment will likely result in the amendment of other material provisions of the New Facility, such as the interest rate charged and other material covenants.  In the event that we are not able to come to mutually acceptable terms with the New Facility lender, we believe that the strength of our balance sheet, combined with our operating cash flow, will provide the basis for a successful refinancing of the New Facility with an alternative lender.  However, there is no assurance that we will be able to reach acceptable terms for a New Facility amendment or refinancing.  If we are unable to amend or refinance the New Facility, we may seek equity or other financing to repay the outstanding principal of the New Facility upon its maturity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of June 30, 2011 that are subject to market risk.  As of June 30, 2011 we had $17 million of outstanding debt under our New Credit Facility that was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the New Credit Facility at June 30, 2011 would result in a change in our annual interest cost of approximately $170,000.

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

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no material changes to those risk factors during the three months ended June 30, 2011.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No	Description
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of John Farahi, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ronald Rowan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEB**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed as a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: August 8, 2011	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)