Form 10-Q
period 2011-09-30
MONARCH CASINO & RESORT INC
filed 2011-11-08
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,138,158 shares
Class	Outstanding at October 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Monarch Casino & Resort, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Casino	$24,147,082	$26,039,912	$73,436,721	$75,214,951
Food and beverage	11,071,950	10,595,591	32,097,706	30,949,116
Hotel	6,332,818	6,361,763	16,827,480	17,471,295
Other	1,997,541	2,075,795	5,827,587	5,910,951
Gross revenues	43,549,391	45,073,061	128,189,494	129,546,313
Less promotional allowances	(7,375,005)	(7,392,963)	(21,569,419)	(21,358,767)
Net revenues	36,174,386	37,680,098	106,620,075	108,187,546
Operating expenses
Casino	9,573,416	9,822,885	28,639,455	28,676,670
Food and beverage	5,228,370	4,955,400	14,820,495	13,976,186
Hotel	1,554,277	1,570,286	4,551,768	4,621,108
Other	723,890	745,261	2,177,067	2,151,185
Selling, general and administrative	12,109,242	12,785,043	34,290,477	35,757,641
Depreciation and amortization	3,314,598	3,394,258	10,144,999	9,919,984
Adventure Inn demolition	3,519,148	—	3,519,148	—
Total operating expenses	36,022,941	33,273,133	98,143,409	95,102,774
Income from operations	151,445	4,406,965	8,476,666	13,084,772
Interest expense	(160,237)	(334,028)	(643,505)	(1,142,303)
(Loss) income before income taxes	(8,792)	4,072,937	7,833,161	11,942,469
Benefit (provision) for income taxes	20,071	(1,407,000)	(2,724,600)	(4,174,055)
Net income	$11,279	$2,665,937	$5,108,561	$7,768,414

Earnings per share of common stock
Net income
Basic	$0.00	$0.17	$0.32	$0.48
Diluted	$0.00	$0.17	$0.31	$0.48

Weighted average number of common shares and potential common shares outstanding
Basic	16,138,158	16,132,531	16,138,158	16,129,017
Diluted	16,234,443	16,209,724	16,226,844	16,194,332

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,900,776	$13,800,604
Receivables, net	2,481,418	3,269,250
Federal income tax receivable	799,681	99,202
Inventories	1,907,343	1,883,816
Prepaid expenses and other current assets	6,652,113	2,553,341
Deferred income taxes	999,908	1,384,443
Total current assets	23,741,239	22,990,656
Property and equipment
Land	13,172,522	13,172,522
Land improvements	4,026,175	3,891,990
Buildings	135,643,299	139,843,299
Building improvements	10,973,521	10,766,414
Furniture and equipment	116,313,681	112,847,107
Leasehold improvements	1,346,965	1,346,965
	281,476,163	281,868,297
Less accumulated depreciation and amortization	(134,789,021)	(125,437,458)
Net property and equipment	146,687,142	156,430,839
Other assets, net	359,278	312,043
Total assets	$170,787,659	$179,733,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,919,016	$10,216,495
Accrued expenses	13,202,003	14,077,344
Total current liabilities	21,121,019	24,293,839
Long-term debt	16,000,000	28,600,000
Deferred income taxes	3,224,762	3,384,218
Other long term liabilities	873,872	873,872
Total liabilities	41,219,653	57,151,929
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,138,158 outstanding at September 30, 2011 and December 31, 2010	190,963	190,963
Additional paid-in capital	32,797,664	31,558,693
Treasury stock, 2,958,142 shares at September 30, 2011 and December 31, 2010, at cost	(48,541,663)	(48,541,663)
Retained earnings	145,121,042	139,373,616
Total stockholders’ equity	129,568,006	122,581,609
Total liability and stockholder’s equity	$170,787,659	$179,733,538

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$5,108,561	$7,768,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,144,999	9,919,984
Amortization of deferred loan costs	193,184	193,184
Share based compensation	1,238,972	1,221,370
Provision for bad debts	(81,595)	705,450
Loss (gain) on demolition and disposal of assets	3,428,500	(16,000)
Deferred income taxes	225,079	321,450
Changes in operating assets and liabilities:
Receivables	869,427	(2,016,867)
Inventories	(23,527)	(93,350)
Prepaid expenses and other current assets	(298,772)	172,978
Accounts payable	(2,297,479)	(2,011,469)
Accrued expenses	(236,478)	1,684,697
Federal income taxes	(700,479)	(1,097,395)
Net cash provided by operating activities	17,570,392	16,752,446

Cash flows from investing activities:
Proceeds from sale of assets	1,500	16,000
Acquisition of property and equipment	(3,831,301)	(3,940,403)
Acquisition deposit	(3,800,000)	—
Net cash used in investing activities	(7,629,801)	(3,924,403)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	95,372
Principal payments on long-term debt	(16,600,000)	(16,500,000)
Borrowings under credit facility	4,000,000	—
Loan commitment fees	(240,419)
Net cash used in financing activities	(12,840,419)	(16,404,628)
Net decrease in cash	(2,899,828)	(3,576,585)
Cash and cash equivalents at beginning of period	13,800,604	14,420,323
Cash and cash equivalents at end of period	$10,900,776	$10,843,738

Supplemental disclosure of cash flow information:
Cash paid for interest	$395,592	$896,648
Cash paid for income taxes	$3,200,000	$4,950,000
Non cash transaction - reduction of jackpot liability	$638,865	$—

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Monarch Casino & Resort, Inc. (“Monarch”), through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”).  Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”) and Golden North, Inc. (“Golden North”), each own a parcel of land located adjacent to the Atlantis.  Monarch was incorporated in 1993 under Nevada law for the purpose of acquiring all of the stock of Golden Road.  Unless stated otherwise, the “Company” refers collectively to Monarch and its subsidiaries.

Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”) entered into a definitive stock purchase agreement on September 29, 2011 to purchase Riviera Black Hawk, Inc. (the “Acquisition”) (see Note 8.).

The consolidated financial statements include the accounts of Monarch, Golden Road, High Desert, Golden North and Monarch Growth. Intercompany balances and transactions are eliminated.

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Reported stock based compensation expense was classified as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Casino	$20,761	$15,568	$60,753	$43,000
Food and beverage	16,870	23,811	51,663	53,332
Hotel	4,769	9,947	12,098	20,938
Selling, general and administrative	318,730	271,381	1,114,458	1,104,100
Total stock-based compensation, before taxes	361,130	320,707	1,238,972	1,221,370
Tax benefit	(125,565)	(112,247)	(430,790)	(427,480)
Total stock-based compensation, net of tax	$235,565	$208,460	$808,182	$793,890

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

	Three Months Ended September 30,
	2011		2010
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,138	$0.00	16,133	$0.17
Effect of dilutive stock options	96	—	77	—
Diluted	16,234	$0.00	16,210	$0.17

	Nine Months Ended September 30,
	2011		2010
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,138	$0.32	16,129	$0.48
Effect of dilutive stock options	89	(0.01)	65	—
Diluted	16,227	$0.31	16,194	$0.48

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.  For the calculation of earnings per share for the three months ended September 30, 2011 and 2010, 1,754,831 and 1,544,963, respectively, were excluded.

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued guidance to improve disclosures of supplementary pro forma information for business combinations. The guidance specifies that if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company expects that the adoption of the guidance will have an impact on its consolidated financial statements when its acquisition of the Riviera Black Hawk is completed (see Note 8.).

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004.  As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every year beginning in the 61st month based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for three individual five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased driveway section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center.  The Company paid approximately $85,200 and $255,600 plus common area maintenance charges for its leased driveway space at the Shopping Center during the three and nine months ended September 30, 2011 and $85,200 and $255,600 plus common area maintenance charges for the three and nine months ended September 30, 2010.

The Company occasionally leases billboard advertising space from affiliates of its controlling stockholders and paid $19,900 and $87,500 for the three and nine months ended September 30, 2011, respectively, and paid $45,800 and $121,000 for the three and nine months ended September 30, 2010, respectively.

NOTE 6.  LONG-TERM DEBT

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

As of September 30, 2011, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 2.00:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.25:1.  As of September 30, 2011, the Company’s leverage ratio and fixed charge coverage ratios were 0.6:1 and 27.1:1, respectively.

The maximum principal available under the New Credit Facility is reduced by $2.5 million per quarter beginning on December 31, 2009.  The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.  At September 30, 2011, the maximum principal available under the New Credit Facility was $19.5 million.  Maturities of the Company’s borrowings for each of the next five years and thereafter as of September 30, 2011 are as follows (amounts in thousands):

		less than	1 to 3	4 to 5	more than
	Total	1 year	years	years	5 years
Maturities of Borrowings Under New Credit Facility	$16,000,000	—		$16,000,000	—

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

At September 30, 2011, the Company had $16.0 million outstanding under the New Credit Facility.  At that time its leverage ratio was such that pricing for borrowings under the New Facility was LIBOR plus 2.000%.  At September 30, 2011 the one-month LIBOR interest rate was 0.24%.  The carrying value of the debt outstanding under the New Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

On August 23, 2011, the Company entered into an agreement (the “Refinancing Commitment Agreement”) with the lead bank (the “Lead Bank”) under the New Credit Facility.  The Refinancing Commitment Agreement irrevocably commits, subject to customary terms and conditions, that the Lead Bank will provide a new senior secured revolving credit facility of up to $100 million to fund a portion of the Acquisition (see Note 8.), to refinance the New Credit Facility, to pay certain fees and costs, and to finance ongoing working capital requirements and other general corporate purposes of the Company (collectively, the “$100 Million Facility”).  While the definitive agreements for the $100 Million Facility have not yet been finalized, the Company expects that the pricing and covenant terms of this new financing will be substantially the same as the New Credit Facility.  As a result of the Refinancing Commitment Agreement, the New Credit Facility liability has been classified as non-current.  The Company paid loan commitment fees of approximately $240 thousand related to the Refinancing Commitment Agreement during the three month period ended September 30, 2011.

NOTE 7.  INCOME TAXES

For the nine months ended September 30, 2011 and 2010, the Company’s effective tax rate was 34.8% and 35.0%, respectively. The effective tax rate for the nine months ended September 30, 2011 did not materially vary from the prior period as the items that impact the effective tax rate are generally consistent from year to year.

NOTE 8. COMMITMENTS AND CONTINGENCIES

RIVIERA BLACK HAWK ACQUISITION TRANSACTION:

On September 29, 2011, Monarch entered into a definitive Stock Purchase Agreement (the “Agreement”) with Riviera Operating Corporation, a Nevada corporation, Riviera Holdings Corporation, a Nevada corporation (collectively the “Seller” and together with Monarch, the “Parties”) and Riviera Black Hawk, Inc., a Colorado corporation (“Riviera Black Hawk”).  Pursuant to the Agreement, the Seller agreed to sell all of the issued and outstanding shares of common stock of Riviera Black Hawk to Monarch.

Monarch will pay $76 million (the “Purchase Price”), subject to certain post-Closing working capital adjustments.  At Closing, Seller will pay substantially all of Riviera Black Hawk’s indebtedness and will leave Monarch at least $2.1 million of net working capital comprised of at least $2.1 million of cash.

The closing of the transaction contemplated by the Agreement (the “Closing) is subject to the satisfaction or waiver of certain conditions, including, without limitation, (i) the approval of the transaction by the Colorado Gaming Commission, (ii) the issuance of required licenses to Monarch, and certain Monarch management, from the Colorado Gaming Commission, (iii) the absence of the occurrence of a material adverse effect on Riviera Black Hawk between the date of the Agreement and the Closing of the transaction (iv) the receipt of certain consents, approvals or authorizations required to consummate the transaction contemplated by the Agreement and other licenses and permits required to operate Riviera Black Hawk, (v) subject to certain materiality exceptions, the accuracy of the representations and warranties made by Monarch and Seller, respectively, (vi) compliance with the Parties respective obligations under the Agreement, (vii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (viii) other customary closing conditions.  The transaction is not subject to a financing or due diligence condition.

In accordance with the Agreement, Monarch made a non-refundable (except under certain conditions) deposit of $3.8 million (the “Deposit”) which will be credited against the Purchase Price upon the Closing.  The Deposit is classified in prepaid expenses and other current assets on the balance sheet at September 30, 2011.  Upon Closing, Monarch is also obligated to pay a $1.5 million success fee to its financial advisor.  In addition to certain other termination rights, the Agreement may be terminated by either Monarch or the Seller if the Closing has not occurred by the last day of the calendar month of the date that is nine months after the date of the Agreement (the “Outside Date”).  Monarch may extend the Outside Date to twelve months by increasing the Deposit by $500,000.

The Parties have made certain representations and warranties in the Agreement, including, without limitation, representations and warranties regarding the condition of the assets and liabilities of Riviera Black Hawk, as applicable, pursuant to the Agreement and the availability of funds to consummate the transaction.  Additionally, the Parties have agreed to certain covenants, including, without limitation, covenants governing the operation of Riviera Black Hawk prior to the Closing and certain matters post-Closing.  Pursuant to the terms of the Agreement, in addition to Monarch’s indemnification obligations, the Seller has agreed to limited indemnification for losses incurred or sustained due to actions arising out of the Agreement and the transaction contemplated thereby.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monarch Casino & Resort, Inc., through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”).  Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”) and Golden North, Inc. (“Golden North”), each own a parcel of land located adjacent to the Atlantis.  Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”) entered into a definitive stock purchase agreement on September 29, 2011 to purchase Riviera Black Hawk, Inc. (the “Acquisition”) (see “THE ACQUISITION” section below).  Monarch was incorporated in 1993 under Nevada law for the purpose of acquiring all of the stock of Golden Road.  The principal asset of Monarch is the stock of Golden Road, which holds all of the assets of the Atlantis.

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

As described in “THE ACQUISITION” section below, we expect to add our second operating asset before the end of the second quarter of 2012.

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its Golden Road, High Desert, Golden North, and Monarch Growth subsidiaries.

OPERATING RESULTS SUMMARY

Below is a summary of our third quarter results for 2011 and 2010:

Amounts in millions, except per share amounts

	Three Months
	Ended September 30,		Percentage
	2011	2010	Increase/(Decrease)
Casino revenues	$24.2	$26.0	(6.9)
Food and beverage revenues	11.1	10.6	4.7
Hotel revenues	6.3	6.4	(1.6)
Other revenues	2.0	2.1	(4.8)
Net revenues	36.2	37.7	(4.0)
Sales, general and admin exp	12.1	12.8	(5.5)
Income from operations	0.2	4.4	(95.5)
Net income	0.0	2.7	(100.0)

Earnings per share - diluted	0.00	0.17	(100.0)
Operating margin	0.4%	11.7%	(11.3	)pts.

	Nine Months
	Ended September 30,		Percentage
	2011	2010	Increase/(Decrease)
Casino revenues	$73.4	$75.2	(2.4)
Food and beverage revenues	32.1	31.0	3.5
Hotel revenues	16.8	17.5	(4.0)
Other revenues	5.8	5.9	(1.7)
Net revenues	106.6	108.2	(1.5)
Sales, general and admin exp	34.3	35.8	(4.2)
Income from operations	8.5	13.1	(35.1)
Net income	5.1	7.8	(34.6)

Earnings per share - diluted	0.31	0.48	(35.4)
Operating margin	8.0%	12.1%	(4.1	)pts.

As in many other areas around the country, the economic decline in Reno that began in the fourth quarter of 2007 has deepened through the third quarter of 2011.  Aggressive marketing programs by our competitors have also posed challenges to us during that time.  Furthermore, based on statistics released by the Nevada Gaming Control Board, the Reno gaming revenue market has shrunk in the aggregate.  In response to those negative factors, revenue in our casino and hotel operating departments decreased compared to the same quarter of 2011.  We anticipate that the ongoing macroeconomic decline nationally and in the Reno market, combined with aggressive marketing programs of our competitors, will continue to apply downward pressure on Atlantis revenue.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain the Atlantis facility in order to present a fresh, high quality product to our guests.

Capital expenditures at the Atlantis totaled approximately $3.8 million and $3.9 million during the first nine months of 2011 and 2010, respectively.  During the nine month period ended September 30, 2011, our capital expenditures consisted primarily of costs related to the acquisition of gaming equipment to upgrade and replace existing equipment and continued renovation and other general upgrades to the Atlantis facility.  During the nine month period ended September 30, 2010, our capital expenditures consisted primarily of costs related to the renovation of our Atlantis Steakhouse restaurant and rest rooms, the acquisition of gaming equipment to upgrade and replace existing equipment and continued renovation and other general upgrades to the Atlantis facility.

STATEMENT ON FORWARD-LOOKING INFORMATION

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, development activities, legal proceedings and employee matters.  Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to compete, acquisitions of gaming properties, integration of our new property once acquired, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements.  Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our expansion, development activities, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof.  We undertake no obligation to publicly release any revisions to such forward-looking statement to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2011 and 2010

For the three months ended September 30, 2011, our net income was $11 thousand, or $0.00 per diluted share, on net revenues of $36.2 million, a decrease from net income of $2.7 million, or $0.17 per diluted share, on net revenues of $37.7 million for the three months ended September 30, 2010.  Income from operations for the three months ended September 30, 2011 totaled $151 thousand when compared to $4.4 million for the same period in 2010.  Net revenues decreased 4.0%, and net income decreased 100.0%, when compared to last year’s third quarter.

Casino revenues totaled $24.2 million in the third quarter of 2011, a 6.9% decrease from the $26.0 million reported in the third quarter of 2010, which was primarily due to decreased slot revenue. Casino operating expenses amounted to 39.6% of casino revenues in the third quarter of 2011, compared to 37.7% in the third quarter of 2010.  The increase was primarily due to the decreased casino revenue combined with increased complimentary expenses.

Food and beverage revenues totaled $11.1 million in the third quarter of 2011, a 4.7% increase from $10.6 million in the third quarter of 2010, due primarily to a 1.3% decrease in the number of covers served offset by an 8.3% increase in the average revenue per cover.  Food and beverage operating expenses amounted to 47.2% of food and beverage revenues during the third quarter of 2011 as compared to 46.8% for the third quarter of 2010.  This increase was primarily the result of higher food and other commodity costs.

Hotel revenues were $6.3 million for the third quarter of 2011, a decrease of 1.6% from the $6.4 million reported in the 2010 third quarter.  In the fourth quarter of 2010, we demolished our 149 room motor lodge which decreased our room inventory from 973 rooms to 824 rooms.  Primarily because of the lower room inventory, our hotel occupancy increased to 94.9% during the third quarter of 2011, as compared to 93.3% during the same period in 2010.  We also experienced an increase in the average daily room rate (“ADR”) from $73.17 during the third quarter of 2010 to $82.10 in the same quarter of 2011.  In addition to the ADR, we charged guests a $10 per day resort fee in both quarters.  Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $77.92 and $68.26 for the three month periods ended September 30, 2011 and 2010, respectively.  Hotel operating expenses as a percent of hotel revenues decreased slightly to 24.5% for the third quarter of 2011 from 24.7% for the third quarter of 2010 due to the higher hotel revenue.

Promotional allowances remained flat at $7.4 million for both the third quarter of 2011 and the third quarter of 2010.  Promotional allowances as a percentage of gross revenues increased to 16.9% during the third quarter of 2011 as compared to 16.4% during the third quarter of 2010.  The increase is attributable to continued efforts to generate additional revenues through promotional efforts and in response to aggressive marketing programs by our competitors combined with the effect of the lower gaming revenues.

Other revenues decreased slightly to $2.0 million in the third quarter of 2011 compared to $2.1 million in the third quarter of 2010.

SG&A expense decreased to $12.1 million in the third quarter of 2011 from $12.8 million in the third quarter of 2010 primarily due to lower marketing expense of $400 thousand, lower bad debt expense of $325 thousand, lower rental and small equipment expense of $130 thousand and lower miscellaneous expense of $260 thousand all partially offset by legal and other expenses of $440 thousand directly attributable to the Acquisition (see “THE ACQUISITION” section below). As a percentage of net revenue, SG&A expenses decreased slightly to 33.5% in the third quarter of 2011 from 33.9% in the same period in 2010.

During the third quarter of 2011, we demolished the Adventure Inn motel resulting in a one-time, primarily non-cash charge of $3.5 million which is primarily comprised of the book value of the related assets at the time of demolition.  The Adventure Inn was a free standing, low-rise building on a land parcel adjacent to the Atlantis.  The building was primarily used for storage prior to its demolition.

Depreciation and amortization expense remained relatively flat at $3.3 million in the third quarter of 2011 as compared to $3.4 million in the third quarter of 2010.

During the three month period ended September 30, 2011, we reduced principal on our credit facility by $1.0 million, net, which reduced the outstanding balance at September 30, 2011 to $16.0 million.  Because of the lower average borrowing balance in the third quarter of 2011 as compared to the third quarter of 2010, interest expense decreased during the third quarter of 2011 to $160 thousand from $334 thousand in the third quarter of 2010.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2011 and 2010.

For the nine months ended September 30, 2011, our net income was $5.1 million, or $0.31 per diluted share, on net revenues of $106.6 million, a decrease from net income of $7.8 million, or $0.48 per diluted share, on net revenues of $108.2 million during the nine months ended September 30, 2010. Income from operations for the 2011 nine-month period totaled $8.5 million, compared to $13.1 million for the same period in 2010.  Net revenues decreased 1.5%, and net income decreased 34.6% when compared to the nine-month period ended September 30, 2010.

Casino revenues for the nine months ended September 30, 2011 totaled $73.4 million, a 2.4% decrease from $75.2 million for the nine months ended September 30, 2010.  Casino operating expenses increased to 39.0% of casino revenues for the nine months ended September 30, 2011, compared to 38.1% for the same period in 2010, primarily due to increased complimentary expenses.

Food and beverage revenues totaled $32.1 million for the nine months ended September 30, 2011, an increase of 3.5% from the $31.0 million for the nine months ended September 30, 2010, due to an approximate 1.9% decrease in the number of covers served combined with an approximate 8.3% increase in the average revenue per cover. Food and beverage operating expenses amounted to 46.2% of food and beverage revenues during the 2011 nine-month period as compared to 45.2% for the same period in 2010.  This increase was primarily the result of higher food and other commodity costs.

Hotel revenues for the first nine months of 2011 decreased to $16.8 million from $17.5 million for the first nine months of 2010.  In the fourth quarter of 2010, we demolished our 149 room motor lodge which decreased our room inventory from 973 rooms to 824 rooms.  Primarily because of the lower room inventory, our hotel occupancy increased to 90.8% during the first nine months of 2011, as compared to 86.0% during the same period in 2010.  We also experienced an increase in the average daily room rate (“ADR”) from $71.33 during the first nine months of 2010 to $76.38 in the same period of 2011.  In addition to the ADR, we charged guests a $10 per day resort fee in both quarters. Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $69.38 and $61.30 for the nine month periods ended September 30, 2011 and 2010, respectively.  Hotel operating expenses as a percent of hotel revenues increased to 27.0% for the first nine months of 2011 from 26.4% for the same period of 2010 due to the decreased hotel revenue.

Promotional allowances increased to $21.6 million in the first nine months of 2011 compared to $21.4 million in the same period of 2010.  Promotional allowances as a percentage of gross revenues increased to 16.8% for the first nine months of 2011 compared to 16.5% for the same period in 2010. The increase is attributable to continued efforts to generate additional revenues through promotional efforts.

Other revenues were $5.8 million for the nine months ended September 30, 2011, approximately flat with the $5.9 million in the same period in 2010.

SG&A expenses decreased to $34.3 million in the first nine months of 2011 from $35.8 million in the first nine months of 2010, due primarily to lower bad debt expense of $775 thousand, lower utilities expense of $560 thousand, lower rental and small equipment expense of $200 thousand, lower legal expense of $130 thousand and lower miscellaneous expense of $240 thousand all partially offset by legal and other expenses of $440 thousand directly attributable to the Acquisition (see “THE ACQUISITION” section following).  As a percentage of net revenue, SG&A expenses decreased to 32.2% in the 2011 nine-month period from 33.1% in the same period in 2010.

Depreciation and amortization expense was $10.1 million in the first nine months of 2011, an increase of 2.0% compared to $9.9 million in the same period last year.  The increase in depreciation expense is primarily related to depreciation of capitalized assets related to recent improvements to our facility (see the “CAPITAL SPENDING AND DEVELOPMENT” section above).

During the third quarter of 2011, we demolished the Adventure Inn motel resulting in a one-time, primarily non-cash charge of $3.5 million which is primarily comprised of the book value of the related assets at the time of demolition.  The Adventure Inn was a free standing, low-rise building on a land parcel adjacent to the Atlantis.  The building was primarily used for storage prior to its demolition.

Due to a lower average borrowing balance in the first nine months of 2011 as compared to the same period of 2010, interest expense decreased during the first nine months of 2011 to $644 thousand from $1.1 million in same period of 2010.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2011, net cash provided by operating activities totaled $17.6 million, a decrease of approximately $800 thousand or 4.9% compared to the same period last year.  This decrease was primarily related to the effects on operating cash flow during the first nine months of 2011 compared with the first nine months of the prior year of:  lower net income, lower provision for bad debts, higher loss on disposal of assets, lower prepaid expenses, lower accrued expenses and lower federal income taxes payable.

Net cash used in investing activities totaled $7.6 million and $3.9 million in the nine months ended September 30, 2011 and 2010, respectively.  During the first nine months of 2011 and 2010, net cash used in investing activities consisted primarily of the acquisition of equipment (see further discussion in the “CAPITAL SPENDING AND DEVELOPMENT” section above) and cash used for the $3.8 million deposit related to the Acquisition (see “THE ACQUISITION” section below).

Net cash used in financing activities of $12.8 million during the nine months ended September 30, 2011, and $16.4 million during the nine months ended September 30, 2010 represent net payments on our Credit Facility (see “THE CREDIT FACILITY” below) and fees paid related to our Refinancing Commitment Agreement.

On August 23, 2011, the Company entered into an agreement (the “Refinancing Commitment Agreement”) with the lead bank (the “Lead Bank”) under the New Credit Facility.  The Refinancing Commitment Agreement irrevocable commits, subject to customary terms and conditions, that the Lead Bank will provide a new senior secured revolving credit facility of up to $100 million to fund a portion of the Acquisition (see Note 8.), to refinance the New Credit Facility, to pay certain fees and costs, and to finance ongoing working capital requirements and other general corporate purposes of the Company (collectively, the “$100 Million Facility”).  While the definitive agreements for the $100 Million Facility have not yet been finalized, the Company expects that the pricing and covenant terms of this new financing will be substantially the same as the New Credit Facility.

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis. The Shopping Center is controlled by an entity whose owners include our controlling stockholders.  As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every year beginning in the 61st month based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three individual five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $255,600 in lease payments for the leased driveway space at the Shopping Center during the nine months ended September 30, 2011.

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

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

The economy in northern Nevada and our feeder markets, like many other areas around the country, are experiencing the effects of several negative macroeconomic trends, including a broad economic recession, higher home mortgage defaults and declining residential real estate values.  These negative trends could adversely impact discretionary incomes of our target customers, which, in turn has and is expected to continue to adversely impact our business.  We believe that as recessionary pressures increase or continue for an extended period of time, target customers may further curtail discretionary spending for leisure activities and businesses may reduce spending for conventions and meetings, both of which would adversely impact our business.  Management continues to monitor these trends and intends, as appropriate, to adopt operating strategies to attempt to mitigate the effects of such adverse conditions.  We can make no assurances that such strategies will be effective.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of September 30, 2011 and the next five years and thereafter are as follow:

Contractual Cash Obligations

	Payments Due by Period (4)
		less than	1 to 3	4 to 5	more than
	Total	1 year	years	years	5 years
Operating Leases(1)	$2,960,000	$370,000	$740,000	$740,000	$1,110,000
Current Maturities of Borrowings Under Credit Facility (2)	16,000,000	—	—	16,000,000	—
Purchase Obligations(3)	5,790,400	5,790,400	—	—	—
Acquisition(5)	73,700,000	73,700,000	—	—	—
Total Contractual Cash Obligations	$98,450,400	$79,860,400	$740,000	$16,740,000	$1,110,000

(1) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis.

(2) The amount represents outstanding draws against our Credit Facility (see “THE CREDIT FACILITY” below) as of September 30, 2011.

(3) Purchase obligations represent approximately $0.8 million of commitments related to capital projects and approximately $5.0 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and construction commitments, approximately $5.0 million are cancelable by us upon providing a 30-day notice.

(4) Because interest payments under our Credit Facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: 1) future short-term interest rates; 2) our future leverage ratio which varies with EBITDA and our borrowing levels and 3) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 2.00% to 3.375% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At September 30, 2011 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.00%.

(5)  Represents $72.2 million, plus the $1.5 million success fee, due at the Closing of the Acquisition (see “THE ACQUISITION” section below).

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

At September 30, 2011, we had $16.0 million outstanding under the New Credit Facility. The interest rate under the New Credit Facility is LIBOR, or a base rate (as defined in the New Credit Facility agreement), plus an interest rate margin ranging from 2.00% to 3.375% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At September 30, 2011 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.00%.  At September 30, 2011, the one-month LIBOR rate was 0.24%.

On August 23, 2011, we entered into an agreement (the “Refinancing Commitment Agreement”) with the lead bank (the “Lead Bank”) under the New Credit Facility.  The Refinancing Commitment Agreement irrevocable commits, subject to customary terms and conditions, that the Lead Bank will provide a new senior secured revolving credit facility of up to $100 million to fund a portion of the Acquisition (see Note 8.), to refinance the New Credit Facility, to pay certain fees and costs, and to finance ongoing working capital requirements and other general corporate purposes of the Company (collectively, the “$100 Million Facility”).  While the definitive agreements for the $100 Million Facility have not yet been finalized, we expect that the pricing and covenant terms of this new financing will be substantially the same as the New Credit Facility.

THE ACQUISITION

On September 29, 2011, Monarch entered into a definitive Stock Purchase Agreement (the “Agreement”) with Riviera Operating Corporation, a Nevada corporation, Riviera Holdings Corporation, a Nevada corporation (collectively the “Seller” and together with Monarch, the “Parties”) and Riviera Black Hawk, Inc., a Colorado corporation (“Riviera Black Hawk”).  Pursuant to the Agreement, the Seller agreed to sell all of the issued and outstanding shares of common stock of Riviera Black Hawk to Monarch.

Monarch will pay $76 million (the “Purchase Price”), subject to certain post-Closing working capital adjustments.  At Closing, Seller will pay substantially all of Riviera Black Hawk’s indebtedness and will leave at least $2.1 million of net working capital comprised of at least $2.1 million of cash.

The closing of the transaction contemplated by the Agreement (the “Closing) is subject to the satisfaction or waiver of certain conditions, including, without limitation, (i) the approval of the transaction by the Colorado Gaming Commission, (ii) the issuance of required licenses to Monarch, and certain Monarch management, from the Colorado Gaming Commission, (iii) the absence of the occurrence of a material adverse effect on Riviera Black Hawk between the date of the Agreement and the Closing of the transaction (iv) the receipt of certain consents, approvals or authorizations required to consummate the transaction contemplated by the Agreement and other licenses and permits required to operate Riviera Black Hawk, (v) subject to certain materiality exceptions, the accuracy of the representations and warranties made by Monarch and Seller, respectively, (vi) compliance with the Parties respective obligations under the Agreement, (vii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (viii) other customary closing conditions.  The transaction is not subject to a financing or due diligence condition.

In accordance with the Agreement, Monarch made a non-refundable (except under certain conditions) deposit of $3.8 million (the “Deposit”) which will be credited against the Purchase Price upon the Closing.  Upon Closing, Monarch is also obligated to pay a $1.5 million success fee to its financial advisor.  In addition to certain other termination rights, the Agreement may be terminated by either Monarch or the Seller if the Closing has not occurred by the last day of the calendar month of the date that is nine months after the date of the Agreement (the “Outside Date”).  Monarch may extend the Outside Date to twelve months by increasing the Deposit by $500,000.

The Parties have made certain representations and warranties in the Agreement, including, without limitation, representations and warranties regarding the condition of the assets and liabilities of Riviera Black Hawk, as applicable, pursuant to the Agreement and the availability of funds to consummate the transaction.  Additionally, the Parties have agreed to certain covenants, including, without limitation, covenants governing the operation of Riviera Black Hawk prior to the Closing and certain matters post-Closing.  Pursuant to the terms of the Agreement, in addition to Monarch’s indemnification obligations, the Seller has agreed to limited indemnification for losses incurred or sustained due to actions arising out of the Agreement and the transaction contemplated thereby.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of September 30, 2011 that are subject to market risk.  As of September 30, 2011 we had $16.0 million of outstanding debt under our New Credit Facility that was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the New Credit Facility at September 30, 2011 would result in a change in our annual interest cost of approximately $160,000.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, litigation was filed against Monarch on January 27, 2006, by Kerzner International Limited (“Kerzner”) owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada.  The case number assigned to the matter was 3:06-cv-00232-ECR (RAM).  The complaint sought declaratory judgment prohibiting Monarch from using the name “Atlantis” in connection with offering casino services other than at Monarch’s Atlantis Casino Resort Spa located in Reno, Nevada, and particularly prohibiting Monarch from using the “Atlantis” name in connection with offering casino services in Las Vegas, Nevada; injunctive relief enforcing the same; and other relief.  Monarch filed a counterclaim against Kerzner seeking to cancel Kerzner’s federal registration of the Atlantis mark for casino services and to obtain declaratory relief in its favor on issues related to Monarch’s use of the mark, as raised by Kerzner’s complaint. (Monarch also filed a concurrent action with the Trademark Trial and Appeal Board (“TTAB”) seeking cancellation of Kerzner’s federal registration.  That administrative action was stayed by the TTAB pending outcome of the district court litigation.)  Upon conclusion of discovery various motions were filed by the parties.  On December 14, 2009, the court ruled on the pending motions, and identified a single remaining factual question concerning Kerzner’s alleged fame that potentially was dispositive of Kerzner’s claims.  After addressing additional procedural matters, on June 3, 2010, the court directed the parties to file the proposed joint pretrial order.  In the proposed joint pretrial order, Kerzner conceded that it could not prove the sole dispositive issue of fame and requested the court to make entry of judgment against Kerzner.  The court treated Kerzner’s request as a motion to dismiss and for entry of judgment, and on October 8, 2010 issued an order granting dismissal and entry of judgment against Kerzner.  On February 10, 2011, the court issued its final judgment against Kerzner and in favor of Monarch with respect to all claims asserted by Kerzner in the Complaint.  As to Monarch’s Counterclaims, the court granted all remaining counterclaims in favor of Monarch, including declaratory relief that: Monarch’s use of the Atlantis mark does not infringe on Kerzner’s rights; Monarch has developed valid common law rights in the Atlantis mark for casino services; Monarch owns a valid Nevada state trademark for the Atlantis mark in casino services; Monarch has the exclusive ability to use the Atlantis mark for casino services within the State of Nevada by virtue of its Nevada state registration; and Monarch has the right and ability to use and convey rights in the Atlantis name and mark in connection with casino services in Las Vegas, Nevada, and to do so does not constitute deceptive trade practices under Nevada law.  The court declined Monarch’s request for cancellation of Kerzner’s federal registration and for attorneys’ fees, but awarded costs of suit to Monarch as the prevailing party.  (The TTAB action for cancellation of Kerzner’s federal registration remains pending.)  On March 11, 2011, Kerzner filed its Notice of Appeal, appealing the above referenced final judgment.  Monarch believes that the district court’s rulings from which Kerzner has appealed are sound, and intends to vigorously oppose Kerzner’s appeal.  Additionally, Monarch has filed a cross-appeal on the bases that the district court erred by failing to cancel Kerzner’s federal registration of the Atlantis mark for gaming, and by not awarding attorneys’ fees to Monarch.  The case number assigned in the Ninth Circuit Court of Appeal is 11-15675.  The briefing schedule at the Ninth Circuit Court of Appeal has been stayed while the parties explore the possibility of settlement.

We are party to other claims that arise in the normal course of business.  Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.  The following material represents material changes to those risk factors during the three months ended September 30, 2011.

WE FACE RISKS ASSOCIATED WITH OUR POTENTIAL ACQUISITION OF RIVIERA BLACKHAWK, INC.

On September 29, 2011, we announced that we had entered into a stock purchase agreement to acquire Riviera Black Hawk, Inc. The acquisition could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees, and otherwise consume resources that are necessary to sustain our ongoing business.  There can be no assurance that the closing conditions in the agreement, including required gaming and regulatory approvals, will be satisfied or that the transaction will close as anticipated, or at all.  After closing, we cannot assure you that we will recognize the anticipated benefits of, or that we would not be exposed to unknown liabilities as a result of, the acquisition.  There can also be no assurance that we will be able to profitably manage the Black Hawk property or successfully integrate it into our existing operations without substantial costs, delays or other problems.

INABILITY TO OBTAIN A NEW CREDIT FACILITY WOULD HAVE A NEGATIVE IMPACT ON OUR GROWTH AND LIQUIDITY

In August 2001, we entered into an agreement with the lead bank under our current credit facility to provide a new senior secured revolving credit facility of up to $100 million.  There can be no assurance that we will obtain a new credit facility or that the material terms of a new facility, such as the interest rate and other material covenants, will be favorable to us.  The inability to obtain the new credit facility with favorable terms would adversely impact our ability to close our potential acquisition of Riviera Black Hawk, Inc. and could adversely impact our operations and future growth options.

Other factors that may impact current and future results are set forth in detail in Item 1A “Risk Factors” of our 2010 Form 10-K.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No	Description
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of John Farahi, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ronald Rowan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: November 8, 2011	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)