Form 10-K
period 2011-12-31
MONARCH CASINO & RESORT INC
filed 2012-03-14
CIK 907242

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2011, based on the closing price as reported on The Nasdaq Stock Market (SM) of $10.44 per share, was approximately $168.5 million.

As of March 5, 2012, Registrant had 16,138,158 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2012 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

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

PART I

ITEM 1. BUSINESS

Monarch Casino & Resort, Inc. (the “Company” or “we”), through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel-casino facility in Reno, Nevada (the “Atlantis”).  Monarch’s other wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”) and Golden North, Inc. (“Golden North”), each own separate parcels of land located adjacent to the Atlantis and Monarch Growth Inc. (“Monarch Growth”), formed in 2011, entered into a definitive stock purchase agreement on September 29, 2011 to purchase Riviera Black Hawk, Inc. (see “THE ACQUISITION”) and owns a parcel of land in Black Hawk, Colorado contiguous to the Riviera Black Hawk Casino.  Unless otherwise indicated, “Monarch” or the “Company” refers to Monarch Casino & Resort, Inc. and its subsidiaries.  Monarch was incorporated in 1993 under Nevada law for the purpose of acquiring all of the stock of Golden Road. The principal asset of Monarch is the stock of Golden Road, which holds all of the assets of the Atlantis.  Our principal executive offices are located at 3800 S. Virginia Street; Reno, Nevada 89502; telephone (775) 335-4600.

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

THE ATLANTIS CASINO RESORT SPA

We own and operate the Atlantis Casino Resort Spa, which is located approximately three miles south of downtown in the generally more affluent area of Reno, Nevada.  The Atlantis features approximately 61,000 square feet of casino space; a hotel with 824 guest rooms and suites; ten food outlets; an enclosed year-round pool with waterfall; an outdoor pool; a health spa; two retail outlets offering clothing and resort gift shop merchandise; a full service salon for men and women; an 8,000 square-foot family entertainment center; and approximately 52,000 square feet of banquet, convention and meeting room space.

Until the fourth quarter of 2010, we also had a two story, stand-alone motor lodge located in the parking lot next to the Atlantis.  During the fourth quarter of 2010, we demolished the motor lodge and replaced it with paved surface parking.

In January 2009, we completed the final phase of a multi-phase expansion project with the opening of the new Spa Atlantis featuring an atmosphere, amenities and treatments that are unique from any other offering in our market.  Additionally, many of the pre-expansion areas of the Atlantis were redesigned to be consistent with the upgraded look and feel of the new facilities.  From inception of the project in 2007 through the completion date in January 2009, the Company incurred approximately $80 million related to these capital projects.

Through our skywalk Atlantis is the only hotel-casino to be physically connected to the Reno-Sparks Convention Center.  The Reno-Sparks Convention Center offers approximately 500,000 square feet of leasable exhibition, meeting room, ballroom and lobby space.

Operations at the Atlantis are conducted 24 hours a day, every day of the year. Business is seasonal in nature, with higher revenues during the summer months and lower revenues during the winter months.

ATLANTIS CASINO

The Atlantis offers approximately 1,450 slot and video poker machines; approximately 39 table games, including blackjack, craps, roulette and others; a race and sports book; keno and a poker room.

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

The average occupancy rate and average daily room rate at the Atlantis for the following periods were:

	Years ended December 31,
	2011	2010	2009
Occupancy rate	89.1%	85.4%	80.6%
Average daily room rate	$74.22	$69.06	$64.91

We continually monitor and adjust hotel room rates based upon demand and other competitive factors. Our average daily room rates (“ADR”) in 2009, 2010 and 2011 continued to reflect weaker market demand caused by the national economic recession and discounted room rates sold to select wholesale operators for tour and travel packages.  In the fourth quarter of 2010, we demolished our 149 room motor lodge which offered rooms at average daily rates significantly lower than the rates offered in the hotel towers.  The increase in 2011 ADR compared to 2010 is primarily the result of the elimination of the lower motor lodge ADR.

RESTAURANTS AND DINING

The Atlantis has eight restaurants, two gourmet coffee bars and one snack bar as described below:

•                  The 600-seat Toucan Charlie’s Buffet & Grill, which offers a wide variety of standard hot food selections, salads and seafood, specialty substations featuring made-to-order items such as Mongolian barbecue, fresh Southwest and Asian specialties, meats roasted in wood-fired rotisserie ovens, two salad stations and a wide variety of freshly made desserts.

•                  The 160-seat Atlantis Steakhouse gourmet restaurant.

•                  The 200-seat upscale Bistro Napa featuring a centrally located wine cellar.

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

•                  The 170-seat Manhattan Deli restaurant specializing in piled-high sandwiches, soups, salads and desserts.

•                  Two gourmet coffee bars, offering specialty coffee drinks, pastries and desserts made fresh daily in the Atlantis bakery.

•                  A snack bar and soda fountain serving ice cream and arcade-style refreshments.

THE SKY TERRACE

The Sky Terrace is a unique structure with a diamond-shaped, blue glass body suspended approximately 55 feet, and spanning 160 feet across South Virginia Street, Reno’s main thoroughfare.  The Sky Terrace connects the Atlantis with additional parking on our 16-acre site across South Virginia Street, a primary traffic artery running across the entrance to the Atlantis. The structure rests at each end on two 100-foot tall Grecian columns with no intermediate support pillars. The interior of the Sky Terrace contains the Oyster Bar, the Sushi Bar, a video poker bar, banks of slot machines and a lounge area with oversized leather sofas and chairs.

ATLANTIS IMPROVEMENTS

We have continuously invested in upgrading the Atlantis and providing for future expansion opportunities.  Our capital expenditures at the Atlantis were $5.5 million in 2011; $6.8 million in 2010; and $15.8 million in 2009.

During 2009, capital expenditures primarily consisted of construction costs associated with the expansion, skybridge and redesign capital projects that commenced in June 2007.  During 2009 we also spent approximately $5.2 million to acquire two additional land parcels near the Atlantis (see additional discussion of these parcels below under “Properties” in ITEM 2.).  Capital expenditures in 2010 and 2011 at the Atlantis were for various general facility improvements and for purchase of additional gaming equipment.

ACQUISITION AND ADDITIONAL EXPANSION POTENTIAL

In September 2011, we entered into a definitive stock purchase agreement (the “Agreement”) to acquire Riviera Black Hawk, Inc., the owner of the Riviera Black Hawk Casino in Black Hawk,

Colorado.  Subject to the terms of the Agreement and satisfaction of various closing conditions, including the receipt of regulatory approvals, the transaction is expected to close before the end of the second quarter of 2012.  Subsequently, we acquired a 1.5 acre parcel of developable land contiguous to the Riviera Black Hawk Casino.  This parcel of land creates expansion potential at the Riviera Black Hawk property and can be used to add a hotel or to increase casino, food and beverage and other resort amenities in the future subject to market conditions and feasibility.

Expansion potential at our current site is twofold.  First, we could further expand our existing hotel and casino, thereby giving us more hotel rooms.  Second, we could develop the 16-acre parcel we own across the street from the Atlantis. This site is connected to the Atlantis by the Sky Terrace and is currently used for surface parking and special events related to the Atlantis.  Our 16-acre parcel meets all current Reno zoning requirements in the event we decide to build another resort casino or entertainment facility.  We have also acquired additional land adjacent to our two large sites that would facilitate expansion opportunities by allowing us to relocate certain of our administrative and other non-operational personnel and offices.

MARKETING STRATEGY

The Reno/Sparks region is a major gaming and leisure destination with aggregate gaming revenues of approximately $663 million (as reported by the Nevada State Gaming Control Board for the twelve months ended December 31, 2011).

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

Independent travelers make reservations directly with hotels of their choice or through independent travel agents or through the internet.  We strive to attract the middle to upper-middle income strata of this consumer segment through advertising and direct marketing.  This segment represents a large portion of the Atlantis’ guests.

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

CONVENTIONEERS:  Convention business, like package tour and travel business, supplements occupancy during lower-demand periods.  Conventioneers also typically pay higher average room rates than non-conventioneers.  We selectively seek convention and meeting groups that we believe will materially enhance the Atlantis’ occupancy and daily room rates, as well as those we believe will be more likely to utilize our gaming products.  As the only hotel-casino within easy walking distance, and also physically connected to, the Reno-Sparks Convention Center, the Atlantis is, in our view, uniquely positioned to capitalize on this segment.  We believe the Reno-Sparks Convention Center has created, and we expect will continue to create, additional guest traffic for the Atlantis within this market segment that is presently underserved in the Reno area.  As described in the “THE ATLANTIS CASINO RESORT SPA” section above, an enclosed pedestrian skybridge over Peckham Lane has been constructed that connects the Atlantis directly with the Reno-Sparks Convention Center facilities.  Peckham Lane runs between the Atlantis and the Reno-Sparks Convention Center facilities.

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

COMPETITION

Competition in the Reno area gaming market is intense.  Based on information obtained from the December 31, 2011 Gaming Revenue Report published by the Nevada State Gaming Control Board, there are approximately 10 casinos in the Reno-Sparks area which each generated more than $12.0 million in annual gaming revenues.

We believe that the Atlantis’ primary competition for leisure travelers comes from other large-scale casinos that offer amenities that appeal to middle to upper-middle income guests.  We compete for leisure travelers on the basis of the desirability of our location, the quality and ambiance of the Atlantis facility, friendly, efficient service, the quality and relative value of its rooms and food and beverage offerings, entertainment offerings, promotions and gaming values. We believe that our location away from downtown Reno is appealing to first-time and more affluent guests.

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

The Atlantis also competes for gaming guests with hotel casino operations located in other parts of Nevada, especially Las Vegas and Lake Tahoe, and with hotel casinos, Native American owned casinos and riverboat casinos located elsewhere throughout the United States and the world.  One major facility near Sacramento has been operating since June 2003 and a second Sacramento area facility opened in 2008.  Both have been very successful, adversely impacting many hotel casinos in Reno.  We believe that the Atlantis also competes to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors and other forms of legalized gaming, particularly in northern California and the Pacific Northwest.  We believe our numerous amenities, such as a wide array of restaurants, banquet facilities, spa and surface parking are key advantages in our ability to attract Locals that competitor facilities cannot easily match without major capital expenditures.

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

The legalization of internet poker and other forms of internet gaming could create further competition for the Atlantis.

REGULATION AND LICENSING

NEVADA.

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

COLORADO.

Upon consummation of our acquisition of Riviera Black Hawk, Inc., our subsidiary, Monarch Growth , and we will be subject to regulation of the Colorado Gaming Commission pursuant to the Colorado Limited Gaming Act of 1991 and other applicable provisions of Colorado law.

EMPLOYEES

As of February 14, 2012, we had approximately 1,800 employees.  None of our employees are covered by collective bargaining agreements.  We believe that our relationship with our employees is good.

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

WE FACE RISKS ASSOCIATED WITH OUR POTENTIAL ACQUISITION OF RIVIERA BLACK HAWK, INC.

On September 29, 2011, we entered into a stock purchase agreement to acquire Riviera Black Hawk, Inc.  The acquisition could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees, and otherwise consume resources that are necessary to sustain our ongoing business.  There can be no assurance that the closing conditions in the agreement, including required gaming and regulatory approvals, will be satisfied or that the transaction will close as anticipated, or at all.  After closing, we cannot assure you that we will recognize the anticipated benefits of, or that we would not be exposed to unknown liabilities as a result of, the acquisition.  There can also be no assurance that we will be able to profitably manage the Riviera Black Hawk or successfully integrate it into our existing operations without substantial costs, delays or other problems.

THE RECESSION CONTINUES TO IMPACT ON OUR BUSINESS

The global and U.S. recession continues to adversely impact our business.  Recessionary conditions, combined with weak business and consumer confidence and unemployment, have extended the economic recession. Individual consumers have experienced higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have persisted.  Further declines in real estate values in Reno and the U.S. or elsewhere and continuing credit and liquidity concerns could have an adverse effect on our results of operations.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY WEAKENED ECONOMIC CONDITIONS IN CALIFORNIA AND THE PACIFIC NORTHWEST

Because California and the Pacific Northwest are significant markets for our leisure traveler and conventioneer guests, our business may be adversely impacted in the event of further weakened economic conditions in those geographical markets.

OUR BUSINESS IS PARTICULARLY SENSITIVE TO WEAK DISCRETIONARY CONSUMER SPENDING AS A RESULT OF THE ECONOMY

Consumer demand for entertainment and other amenities at hotel-casino properties, such as ours, are particularly sensitive to a weak economy and the corresponding impact on discretionary spending on leisure activities. For example, the years ended December 31, 2009, 2010 and 2011, respectively, were three of the most difficult economic periods in Reno Locals history. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of the current decline in consumer confidence in the economy, including the current housing crisis and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.

The current housing crisis and economic slowdown in the United States has resulted in a significant decline in the amount of tourism and spending in the Reno area. If this decline continues, our financial condition, results of operations and cash flows would be adversely affected.

INTENSE COMPETITION EXISTS IN THE GAMING INDUSTRY, AND WE EXPECT COMPETITION TO CONTINUE TO INTENSIFY

The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous casinos and hotel-casinos of varying quality and size in our market. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses, and could compete with any new forms of gaming, including internet gaming, that has been or may be legalized in the future. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. We compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas.

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

OUR BUSINESS MAY BE ADVERSELY IMPACTED IF THE RENO ECONOMY FURTHER DECLINES OR STAGNATES

We market to and rely upon business from Reno area residents.  Adverse changes in the business and employment conditions in Reno brought on by the economic recession have adversely impacted our business.  There can be no guarantee that such conditions will improve or will not worsen.  Additional erosion in business and employment conditions in Reno could adversely impact our business.

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

The legalization of internet poker and other forms of internet gaming could create further competition for our operations.

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

OUR BUSINESS MAY BE ADVERSELY IMPACTED IF WE ARE UNABLE TO ADEQUATELY STAFF OUR OPERATIONS

From time to time, the competition for employees increases.  During such times, new and growing business in the area may create job opportunities that at times have exceeded the area’s supply of qualified employees.  If we are unable to attract and retain qualified employees, or if competition for employees results in materially increased wages, our ability to maintain and grow our business could be adversely impacted.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY DOMESTIC AND INTERNATIONAL EVENTS

The terrorist attacks that took place in the United States on September 11, 2001, were unprecedented events that created economic and business uncertainties, especially for the travel and tourism industry.  The potential for future terrorist attacks, the national and international responses, and other acts of war or hostility have created economic and political uncertainties that could materially adversely affect our business, results of operations and financial condition in ways we cannot predict.

AN OUTBREAK OF HIGHLY INFECTIOUS DISEASE COULD ADVERSELY AFFECT THE NUMBER OF VISITORS TO OUR FACILITIES AND DISRUPT OUR OPERATIONS, RESULTING IN A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS

There have been recent fears concerning the spread of certain influenza or other diseases and cruise ships have, from time to time reported other highly infectious virus outbreaks.  Potential future outbreaks of highly infectious diseases may adversely affect the number of visitors to our property and our business and prospects. Furthermore, an outbreak might disrupt our ability to adequately staff our business and could generally disrupt our operations. If any of our guests or employees is suspected of having contracted certain highly contagious diseases, we may be required to quarantine these customers or employees or the affected areas of our facilities and temporarily suspend part or all of our operations at affected facilities. Any new outbreak of such a highly infectious disease could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Until we complete the acquisition of Riviera Black Hawk, Inc., we currently do not have material assets or operations other than the Atlantis. As a result, we are entirely dependent upon the Atlantis property for all of our cash flow until we develop other properties or close on the acquisition of Riviera Black Hawk, Inc.  See “THE ACQUISITION” in Item 7. below.

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

Upon acquisition of Riviera Black Hawk, Inc. we will also be subject to regulation of the Colorado Gaming Commission.

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

We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to reduce our policy limits or agree to certain exclusions from our coverage. Among other factors, it is possible that the situation in Iran, Afghanistan, homeland security concerns, other catastrophic events or any change in government legislation governing insurance coverage for acts of terrorism could materially adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits) and additional exclusions from coverage. Among other potential future adverse changes, in the future we may elect not to, or may not be able to, obtain any coverage for losses due to acts of terrorism.

Our debt instruments and other material agreements require us to maintain a certain minimum level of insurance. Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements, which would have a material adverse effect on our financial condition, results of operations or cash flows.

IF GAMING TAXES AND FEES ARE INCREASED, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED

The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future.  State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes or other fees.  If the State of Nevada, the City of Reno or the State of Colorado once we acquire Riviera Black hawk, Inc., were to increase gaming taxes and fees, our results of operations could be adversely affected.

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

(d)  Leased land consisting of 37,368 square-feet next door to the Atlantis serving as a driveway entrance to the Atlantis.  The least term ends in 2019.  For a further description of the least terms, see Item 8, “FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Notes 4 and 11”.

(e) An approximate 2.3-acre site with a 27,508 square foot building adjacent to the Administrative Site that was utilized for storage prior to its demolition in July of 2011.  The parcel was subject to a lease in 2009 until its acquisition in November 2009.  For a further description of the least terms, see Item 8, “FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Notes 4 and 11”.

(f) An approximate 5.3-acre site with a 14,376 square foot building across Coliseum Way from the Atlantis.  We expect to use the site for additional parking, storage and administrative offices for Atlantis staff.

(g) An approximate 1.5-acre site in Black Hawk, Colorado contiguous to the Riviera Black Hawk Casino.  In September 2011 we announced that we entered into a definitive stock purchase agreement to acquire Riviera Black Hawk, Inc., the owner of the Riviera Black Hawk Casino.  See “THE ACQUISITION” in Item. 7. below.

Our credit facility is secured by liens on all of our real property.

ITEM 3. LEGAL PROCEEDINGS

As previously disclosed, litigation was filed against Monarch on January 27, 2006, by Kerzner International Limited (“Kerzner”) owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada.  The case number assigned to the matter was 3:06-cv-00232-ECR (RAM).  The complaint sought declaratory judgment prohibiting Monarch from using the name “Atlantis” in connection with offering casino services other than at Monarch’s Atlantis Casino Resort Spa located in Reno, Nevada, and particularly prohibiting Monarch from using the “Atlantis” name in connection with offering casino services in Las Vegas, Nevada; injunctive relief enforcing the same; and other relief.  Monarch filed a counterclaim against Kerzner seeking to cancel Kerzner’s federal registration of the Atlantis mark for casino services and to obtain declaratory relief in its favor on issues related to Monarch’s use of the mark, as raised by Kerzner’s complaint. (Monarch also filed a concurrent action with the Trademark Trial and Appeal Board (“TTAB”) seeking cancellation of Kerzner’s federal registration.  That administrative action was stayed by the TTAB pending outcome of the district court litigation.)  Upon conclusion of discovery various motions were filed by the parties.  On December 14, 2009, the court ruled on the pending motions, and identified a single remaining factual question concerning Kerzner’s alleged fame that potentially was dispositive of Kerzner’s claims.  After addressing additional procedural matters, on June 3, 2010, the court directed the parties to file the proposed joint pretrial order.  In the proposed joint pretrial order, Kerzner conceded that it could not prove the sole dispositive issue of fame and requested the court to make entry of judgment against Kerzner.  The court treated Kerzner’s request as a motion to dismiss and for entry of judgment, and on October 8, 2010 issued an order granting dismissal and entry of judgment against Kerzner.  On February 10, 2011, the court issued its final judgment against Kerzner and in favor of Monarch with respect to all claims asserted by Kerzner in the Complaint.  As to Monarch’s Counterclaims, the court granted all remaining counterclaims in favor of Monarch, including declaratory relief that: Monarch’s use of the Atlantis mark does not infringe on Kerzner’s rights; Monarch has developed valid common law rights in the Atlantis mark for casino services; Monarch owns a valid Nevada state trademark for the Atlantis mark in casino services; Monarch has the exclusive ability to use the Atlantis mark for casino services within the State of Nevada by virtue of its Nevada state registration; and  Monarch has the right and ability to use and convey rights in the Atlantis name and mark in connection with casino services in Las Vegas, Nevada, and to do so does not constitute deceptive trade practices under Nevada law.  The court declined Monarch’s request for cancellation of Kerzner’s federal registration and for attorneys’ fees, but awarded costs of suit to Monarch as the prevailing party.  (The TTAB action for cancellation of Kerzner’s federal registration remains pending.)  On March 11, 2011, Kerzner filed its Notice of Appeal, appealing the above referenced final judgment.  Monarch believes that the district court’s rulings from which Kerzner has appealed are sound, and intends to vigorously oppose Kerzner’s appeal.  Additionally, Monarch has filed a cross-appeal on the bases that the district court erred by failing to cancel Kerzner’s federal registration of the Atlantis mark for gaming, and by not awarding attorneys’ fees to Monarch.  The case number assigned in the Ninth Circuit Court of Appeal is 11-15675.  The briefing schedule at the Ninth Circuit Court of Appeal has been stayed while the parties explore the possibility of settlement.  As of December 31, 2011, the briefing schedule remains stayed.

We are party to other claims that arise in the normal course of business.  Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Our common stock trades on The NASDAQ Stock Market under the symbol MCRI. The following table sets forth the high and low bid prices of our common stock, as reported by the NASDAQ Stock Market, during the periods indicated.

	2011		2010
	High	Low	High	Low
First quarter	$13.11	$9.79	$9.59	$6.50
Second quarter	$11.70	$8.91	$12.48	$8.51
Third quarter	$11.63	$8.96	$11.74	$9.25
Fourth quarter	$10.82	$8.55	$13.51	$11.00

As of March 5, 2012, there were approximately 70 holders of record of our common stock, and approximately 2,100 beneficial stockholders.

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

STOCK PERFORMANCE GRAPH

The following chart reflects the cumulative total return (change in stock price plus reinvested dividends) of a $100 investment in the Company’s Common Stock from the five-year period from December 31, 2006 through December 31, 2011, in comparison to the Standard & Poor’s 500 Composite Stock Index and an industry peer group index. The comparisons are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Monarch Casino & Resort, Inc.	100.00	100.84	48.79	33.92	52.35	42.67
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
MCRI Peer Group 2011*	100.00	120.66	19.23	28.94	63.81	60.33

*MCRI Peer Group 2011 comprised of: Ameristar Casinos, Inc. (ASCA); Boyd Gaming Corp (BYD); Isle of Capri Casinos, Inc. (ISLE); Las Vegas Sands Corp. (LVS); MGM Resorts International (MGM); Nevada Gold & Casinos, Inc. (UWN); Penn National Gaming, Inc. (PENN); Pinnacle Entertainment, Inc. (PNK); Riviera Holdings Corp. (RVHLQ); and Wynn Resorts, Ltd (WYNN)

ITEM 6. SELECTED FINANCIAL DATA

	Years ended December 31,
	(Amounts in thousands, except per share amounts)
	2011		2010		2009		2008		2007
OPERATING RESULTS
Casino revenues	$97,367		$99,813		$94,511		$100,904		$110,259
Other revenues	72,398		70,655		64,941		66,688		75,117
Gross revenues	169,765		170,468		159,452		167,592		185,376
Promotional allowances	(29,133)		(28,438)		(25,720)		(26,222)		(25,519)
Net revenues	140,632		142,030		133,732		141,370		159,857
Income from operations	9,770	(F1)	14,033	(F2)	9,142	(F3)	14,686	(F4)	35,688	(F5)
Income before income tax	8,856		12,575		7,163		14,518		37,464
Net income	$5,676		$8,236		$4,841		$9,541		$24,480

INCOME PER SHARE OF COMMON STOCK
Net income per common share
Basic	$0.35		$0.51		$0.30		$0.56		$1.28
Diluted	$0.35		$0.51		$0.30		$0.56		$1.27
Weighted average number of common shares and potential common shares outstanding
Basic	16,138		16,131		16,123		16,958		19,058
Diluted	16,231		16,206		16,159		17,017		19,329

OTHER DATA
Depreciation and amortization	$13,380		$13,281		$12,501		$9,892		$8,138
Other (expense) income	$(914)		$(1,458)		$(1,979)		$(168)		$1,776
Capital expenditures (F6)	$17,392		$6,815		$15,845		$67,882		$17,287

BALANCE SHEET DATA

Total assets	$179,600		$179,734		$185,787		$182,502		$154,286
Current maturities of long-term debt	$—		$—		$1,000		$2,500		$—
Long-term debt, less current maturities	$24,680		$28,600		$47,500		$47,500		$—
Stockholders’ equity (F7)	$130,516		$122,582		$112,504		$105,595		$129,419

Footnotes to Selected Financial Data:

(F1) 2011 includes a $3.5 million one-time, non-cash charge related to the demolition of a free standing building on a parcel near the Atlantis.

(F2)  2010 includes a $414 thousand one-time charge related to the demolition of the Company’s 149 room motor lodge.

(F3)  2009 includes a $64 thousand gain on disposal of fixed assets and a $1.4 million one-time charge related to the implementation of a new frequent player club (see additional discussion in Item 8, “FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, Note 1, Promotional Allowance.”

(F4)  2008 includes a $34 thousand gain on disposal of fixed assets.

(F5)  2007 includes a $7 thousand gain on disposal of fixed assets.

(F6)  Includes amounts financed with debt or capitalized lease obligations.

(F7)  We paid no dividends during the five year period ended December 31, 2011.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monarch Casino & Resort, Inc., through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”).  Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”) and Golden North, Inc. (“Golden North”), each own separate parcels of land located proximate to the Atlantis, and Monarch Growth Inc. (“Monarch Growth”), formed in 2011, entered into a definitive stock purchase agreement on September 29, 2011 to purchase Riviera Black Hawk, Inc. and owns a parcel of land in Black Hawk, Colorado contiguous to the Riviera Black Hawk Casino.  Monarch was incorporated in 1993 under Nevada law for the purpose of acquiring all of the stock of Golden Road.  The principal asset of Monarch is the stock of Golden Road, which holds all of the assets of the Atlantis.

Currently, our sole operating asset, the Atlantis, is a hotel/casino resort located in Reno, Nevada.  Our business strategy is to maximize the Atlantis’ revenues, operating income and cash flow primarily through our casino, our food and beverage operations and our hotel operations.  We capitalize on the Atlantis’ location for tour and travel visitors, conventioneers and Locals by offering exceptional service, value and an appealing theme to our guests.  Our hands-on management style focuses on customer service and cost efficiencies.

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

OPERATING RESULTS SUMMARY

Below is a summary of our results for the years ended December 31 for 2011, 2010 and 2009, respectively:

				Percentage
				Increase (Decrease)
Amounts in millions, except per share amounts	2011	2010	2009	‘11 vs ‘10		‘10 vs ‘09
Casino revenues	$97.4	$99.8	$94.5	(2.5)%		5.6%
Food and beverage revenues	42.9	41.0	38.2	4.8%		7.3%
Hotel revenues	21.4	21.8	19.9	(1.5)%		9.5%
Other revenues	8.0	7.9	6.8	1.5%		16.2%
Net revenues	140.6	142.0	133.7	(1.0)%		6.2%
Sales, general and admin expenses	47.1	47.9	47.9	(1.6)%		—
Income from operations	9.8	14.0	9.1	(30.4)%		53.8%

Net income	5.7	8.2	4.8	(30.5)%		70.8%

Earnings per share - diluted	0.35	0.51	0.30	(31.4)%		70.0%

Operating margin	6.9%	9.9%	6.8%	(3.0	)pts	3.1	pts

Our results for the year ended December 31, 2011 reflect the continued effects of the challenging operating environment that began in the three month period ended December 31, 2007.  As in many other areas around the country, the economic downturn since 2007 has continued to impact business conditions in northern Nevada through 2011.  Other factors causing negative financial impact that continued from the fourth quarter of 2007 were aggressive discounting programs by our competitors.  In response to these challenges, we increased promotional expenditures to attract and retain guests.  Furthermore, based on statistics released by the Nevada Gaming Control Board, the Reno gaming market has shrunk in the aggregate.  Due in part to these headwinds, and to the $3.5 million one-time, non-cash charge discussed below, net revenue, income from operations and net income has decreased for the year ended December 31, 2011 compared to 2010.  We believe these declines were mitigated primarily due to the recent improvements to our facility (see the Capital Spending and Development section below) and strong execution of service standards both of which we believe have improved the experience our customer’s receive when they come to the Atlantis.

Our 2011 results reflect a $3.5 million one-time, non-cash charge related to the demolition of the Adventure Inn in the third quarter of 2011.  The Adventure Inn was a free standing, low-rise building on a land parcel proximate to the Atlantis.  The building was primarily used for storage prior to its demolition.

Our 2010 results reflect a $414 thousand one-time charge related to the demolition of our 149 room motor lodge in the fourth quarter of 2010.  The quality of the rooms of the motor lodge was no longer consistent with the higher standards of our upgraded facilities.  We converted the motor lodge to paved surface parking right next to the Atlantis.

The factors described above were the primary drivers of:

•                  Decreases of 2.5% and 1.5% in our casino and hotel revenues, respectively;

•                  Increases of 4.8% and 1.5% in our food and beverage and other revenues, respectively;

•                  A 30.4% decrease in income from operations;

•                  A decrease in our 2011 operating margin of 3.0 points or 29.7%.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain the Atlantis facility in order to present a fresh, high quality product to our guests.

In January 2009, we completed the final phase of a multi-phase expansion project with the opening of the new Spa Atlantis featuring an atmosphere, amenities and treatments that are unique from any other offering in our market.  Additionally, many of the pre-expansion areas of the Atlantis were remodeled to be consistent with the upgraded look and feel of the new facilities.  From inception of the project in 2007 through the completion date in January 2009, the Company incurred approximately $80 million related to these capital projects.

With the opening of the skywalk the Atlantis became the only hotel-casino to be physically connected to the Reno-Sparks Convention Center.  The Reno-Sparks Convention Center offers approximately 500,000 square feet of leasable exhibition, meeting room, ballroom and lobby space.

Our capital expenditures were $17.4 million in 2011, $6.8 million in 2010, and $15.8 million in 2009.  During 2009 capital expenditures primarily consisted of construction costs associated with the expansion, skybridge and redesign capital projects that commenced in June 2007. During 2009 we also spent approximately $5.2 million to acquire two additional land parcels with buildings within close proximity to the Atlantis (see additional discussion of these parcels below under “Properties” in ITEM 2).  Capital expenditures in 2010 and 2011 were for various general facility improvements and for purchase of additional gaming equipment at the Atlantis.  During 2011, we also acquired a 1.5 acre land parcel in Black Hawk, Colorado for $8.4 million and paid a $3.8 million deposit related to the acquisition of the Riviera Black Hawk casino. The land parcel is contiguous to the Riviera Black Hawk Casino.  On September 29, 2011 Monarch entered an agreement to purchase Riviera Black Hawk, Inc. (see “THE ACQUISITION” below).

Future cash needed to finance ongoing capital expenditures, and close the Acquisition transaction (see “THE ACQUISITION” below), is expected to be available from operating cash flow, the Credit Facility (see “THE CREDIT FACILITY” below) and, if necessary, additional borrowings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Certain of our policies, including the estimated useful lives assigned to our assets, the determination of the allowance for doubtful accounts, self-insurance reserves, the calculation of income tax liabilities and the calculation of share-based compensation, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on historical experience, terms of existing contracts, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate.  There can be no assurance that actual results will not differ from our estimates.  To provide an understanding of the methodologies applied, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the Notes to Consolidated Financial Statements.

The consolidated financial statements include the accounts of Monarch, Golden Road, High Desert, Golden North, and Monarch Growth.  Intercompany balances and transactions are eliminated.

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

Promotional Allowances

Our frequent player program, Club Paradise, allows members, through the frequency of their play at the casino, to earn and accumulate points which may be redeemed for a variety of goods and services (“Comlimentaries”) at the Atlantis. Points may be applied toward room stays at the hotel, food and beverage consumption at the food outlets, gift shop items as well as goods and services at the spa and beauty salon. Points earned may also be applied toward off-property events such as concerts, shows and sporting events. Points may not be redeemed for cash.

We recognize Complimentaries expense at the time points are earned, which occurs commensurate with casino patron play.  The amount of expense recognized is based on the estimated cost of the Complimentaries expected to be redeemed.

The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances.  The cost of the products and services earned is reported as casino operating expense.

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

Our income tax returns are subject to examination by tax authorities. We assess potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes.  Under the accounting guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50.0% likelihood of being realized upon ultimate settlement.  It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure.  The liability for unrecognized tax benefits is included in current and noncurrent tax liabilities, based on when expected to be recognized, within the consolidated balance sheets at December 31, 2011 and 2010.

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

The Black-Scholes valuation model requires the input of highly subjective assumptions which include the expected term of options granted, risk-free interest rates, expected volatility, and expected rates of dividends.  We estimate an expected term for each stock option grant based on the weighted-

average time between grant date and exercise date and the risk-free interest rate assumption was based on U.S. Treasury rates appropriate for the expected term. We use historical data and projections to estimate expected volatility and expected employee behaviors related to option exercises and forfeitures.

Changes in the assumptions used can materially affect the estimate of the stock options’ fair value. In our judgment, the most volatile input for our Company has been the expected volatility assumption which has fluctuated significantly from 64.1% to 42.9% and then again to 54.1 % for the years ended December 31, 2009, 2010 and 2011, respectively.

RESULTS OF OPERATIONS

2011 Compared with 2010

For the year ended December 31, 2011, we earned net income of $5.7 million, or $0.35 per diluted share, on net revenues of $140.6 million, compared to net income of $8.2 million, or $0.51 per diluted share, on net revenues of $142.0 million for the year ended December 31, 2010.  Income from operations totaled $9.8 million for 2011, a 30.4% decrease when compared to $14.0 million for 2010.

Casino revenues totaled $97.4 million in 2011, a decrease of 2.5% from the $99.8 million reported in 2010, driven primarily by a decrease in hold in table games which resulted in lower table games revenue.  Casino operating expenses were 39.3% of casino revenues in 2011 compared to 38.9% in 2010.  The increase was primarily due to the lower casino revenue combined with the cost of increased complimentary food, beverages and other services provided to casino patrons.

Food and beverage revenues increased 4.8% to $42.9 million in 2011 from $41.0 million in 2010, due primarily to a 9.3% increase in average revenue per cover, due to menu price increases, partially offset by a 1.3% decrease in the number of covers served. Food and beverage operating expenses as a percentage of food and beverage revenue increased slightly to 46.3% in 2011 from 46.1% in 2010 primarily due to higher food and other commodity prices.

Hotel revenues decreased to $21.4 million in 2011 from $21.8 million in 2010.  There were fewer available rooms in 2011 due to the demolition of the stand-alone motor lodge in the fourth quarter of 2010.  The Atlantis’ ADR was $74.22 in 2011 compared to $69.06 in 2010.  The average occupancy rate at the Atlantis was 89.1% compared to 85.4% in 2010.  The higher ADR and occupancy rate was due to the demolition of the stand-alone motor lodge which left only premium quality hotel tower rooms remaining at the property.  Hotel operating expenses remained relatively unchanged at 27.2% of hotel revenues in 2011, compared to 27.3% in 2010.  In addition to the ADR, we charged guests a $10 per day resort fee in both years.  Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $66.11 and $58.98 for 2011 and 2010, respectively.

Promotional allowances increased to $29.1 million in 2011 compared to $28.4 million in 2010.  As a percentage of gross revenue, the amount in 2011 increased to 17.2% as compared to 16.7% for 2010.  The increase is attributable to higher promotional efforts to maintain existing, and generate additional, revenues.

Other revenues in 2011 increased to $8.0 million, or 1.5%, compared to 2010 primarily due to higher revenues from our spa and salon.

Selling, general and administrative (“SG&A”) expenses decreased to $47.1 million in 2011 compared to $47.9 million in 2010 due primarily to lower utilities expense of $695 thousand, lower bad debt expense of $635 thousand, lower property tax of $259 thousand, lower rental and small equipment expense of $237 thousand, and lower miscellaneous expense of $354 thousand all partially offset by $974 thousand of legal and other expenses directly attributable to the Acquisition (see “THE ACQUISITION”

section below) and higher marketing expenses of $437 thousand.  As a percentage of net revenue, SG&A decreased to 33.5% in 2011 as compared to 33.7% in 2010 due to the higher net revenue combined with lower SG&A expense.

In the third quarter of 2011, the Company incurred a $3.5 million one-time, non-cash charge related to the demolition of a free standing building on a parcel it owns near the Atlantis.

Depreciation and amortization expense was $13.4 million in 2011, an increase of 0.7% compared to $13.3 million in 2010 due to continued reinvestment in the property during the year.

Interest expense decreased to $0.9 million in 2011 from $1.5 million in 2010 due to decreased borrowings under our credit facility combined with lower interest rates (see “THE CREDIT FACILITY” below).

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

Food and beverage revenues increased 7.3% to $41.0 million in 2010 from $38.2 million in 2009, due primarily to a 5.2% increase in average revenue per cover, due to menu price increases, combined with a 3.3% increase in the number of covers served. Food and beverage operating expenses as a percentage of food and beverage revenue decreased slightly to 46.1% in 2010 from 46.9% in 2009 primarily related to lower food and other commodity prices.

Hotel revenues increased to $21.8 million in 2010 from $19.9 million in 2009.  Increases in both hotel occupancy and the average daily room rate (“ADR”) combined with revenue from a $10 per day resort fee, paid by our hotel guests, which we implemented on June 1, 2009 drove the revenue increase.  Hotel revenues for the first six months of 2009 also include a $3 per occupied room energy surcharge.  This energy surcharge was suspended when we implemented the resort fee.  The Atlantis’ ADR was $69.06 in 2010 compared to $64.91 in 2009.  The average occupancy rate at the Atlantis was 85.4% compared to 80.6% in 2009.  Hotel operating expenses decreased to 27.3% of hotel revenues in 2010, compared to 33.2% in 2009 due primarily to the increase in hotel revenue combined with lower payroll, benefits and overall maintenance expense.  Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $58.98 and $52.32 for 2010 and 2009, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2011, net cash provided by operating activities totaled $22.6 million, a decrease of approximately $3.4 million, or 13.1%, compared to the same period last year.  This decrease was primarily related to lower net income, lower accounts payable, lower accrued expenses, lower deferred income taxes, higher depreciation and amortization related to the capitalization of our capital projects (see “CAPITAL SPENDING AND DEVELOPMENT” above), lower share based compensation, lower provision for bad debts, higher inventories, higher prepaid expenses, and higher loss on disposal of assets in 2011 compared to 2010.

Net cash used in investing activities totaled $17.4 million and $6.8 million in the years ended December 31, 2011 and 2010, respectively.  During 2011, net cash used in investing activities consisted primarily of $8.4 million for the acquisition of a land parcel in Black Hawk, Colorado contiguous to the Riviera Black Hawk Casino, a $3.8 million acquisition deposit related to the acquisition agreement for Riviera Black Hawk, Inc., and capital expenditures for various general facility improvements and for purchase of additional gaming equipment.  Net cash used in investing activities during 2010 consisted primarily of capital expenditures for various general facility improvements and for purchase of additional gaming equipment.

Net cash used in financing activities of $5.4 million and $19.8 million during 2011 and 2010, respectively, primarily represent net payments of our Credit Facility (see “THE CREDIT FACILITY” below) and loan issuance costs related to refinancing the previous credit facility.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of December 31, 2011 and the next five years and thereafter are as follows:

	Payments Due by Period (4)
Contractual Cash		less than	1 to 3	4 to 5	more than
Obligations	Total	1 year	years	years	5 years
Operating Leases(1)	$2,867,500	$370,000	$740,000	$740,000	$1,017,500
Maturities of Borrowings Under Credit Facility (2)(4)	24,680,000	—	—	—	24,680,000
Purchase Obligations(3)	4,451,800	4,451,800	—	—	—
Acquisition(5)	73,450,000	73,450,000
Total Contractual Cash Obligations	$105,449,300	$78,271,800	$740,000	$740,000	$25,697,500

(1) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis.

(2) The amount represents outstanding draws against our Credit Facility (see “THE CREDIT FACILITY” below) as of December 31, 2011.

(3) Purchase obligations represent approximately $1.1 million of commitments related to the Capital Projects and approximately $3.4 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and capital project commitments, approximately $3.4 million are cancelable by us upon providing a 30-day notice.

(4) Because interest payments under our New Credit Facility (see “THE CREDIT FACILITY” below) are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: 1) future short-term interest rates; 2) our future leverage ratio which varies with EBITDA and our borrowing levels and 3) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 1.25% to 2.50% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At December 31, 2011 pricing was set at the opening pricing point of LIBOR plus 2.250% and will be adjusted in subsequent quarters in accordance with our leverage ratio.  At December 31, 2011, the one-month LIBOR rate was 0.29%.

In addition, as of December 31, 2011 we recorded a liability related to uncertain tax positions of $1,501,206 all of which is expected to be paid before December 31, 2012.  Related to the uncertain tax position liability, interest net of federal tax benefit is expected to be paid of $335,659 prior to December 31, 2012.

(5)  Represents $72.2 million, plus the $1.25 million success fee, due at the Closing of the Acquisition (see “THE ACQUISITION” section below).

THE CREDIT FACILITY

Old Credit Facility

On November 15, 2011, we amended and restated our then existing $60 million credit facility (the “Old Credit Facility”).  The Old Credit Facility was utilized by us for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.  The Old Credit Facility was replaced on November 15, 2011 by the New Credit Facility (as defined below).

New Credit Facility

On November 15, 2011 (the “Close Date”), the terms of the Old Credit Facility were amended and restated (the “New Credit Facility”) to allow for maximum borrowing capacity of $100 million.  The New Credit Facility may be utilized by us for financing the acquisition of Riviera Black Hawk, Inc. (see “THE ACQUISITION” below), working capital needs, general corporate purposes and for ongoing capital expenditure requirements.  The maximum currently available borrowings under the New Credit Facility are $30 million with the $70 million remaining capacity available subject to the closing of the Acquisition.

The maturity date of the New Credit Facility is November 15, 2016.  Borrowings are, and will be, secured by liens on substantially all of the real and personal property of Monarch, Golden Road, and Monarch Growth.

The New Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of our assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments.  The New Credit Facility contains covenants requiring that we maintain certain financial ratios and achieve a minimum level of Earnings-Before-Interest-Taxes-Depreciation and Amortization (EBITDA) on a trailing four-quarter basis.  It also contains provisions that restrict cash transfers between Monarch and its affiliates and contains provisions requiring the achievement of certain financial ratios before we can repurchase our common stock or pay dividends. Management does not consider the covenants to restrict normal functioning of day-to-day operations.

The maximum principal available under the New Credit Facility is reduced by 1.5% per quarter beginning in the first quarter of 2013.   We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.

We may prepay borrowings under the New Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period).  Amounts prepaid may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

We paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that are amortized over the facility’s term using the straight-line method which approximates the effective interest method.

At December 31, 2011, we had $24.7 million outstanding under the New Credit Facility, none of which was classified as short-term debt.  Short-term debt represents the difference between the amount outstanding at December 31, 2011 and the maximum principal allowed under the New Credit Facility on December 31, 2012.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the New Credit Facility agreement), plus an interest rate margin ranging from 1.25% to 2.50% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At December 31, 2011 pricing was set at the opening pricing point of LIBOR plus 2.250% and will be adjusted in subsequent quarters in accordance with our leverage ratio.  At December 31, 2011, the one-month LIBOR rate was 0.29%.

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

The closing of the transaction contemplated by the Agreement (the “Closing) is subject to the satisfaction or waiver of certain conditions, including, without limitation, (i) the approval of the transaction by the Colorado Limited Gaming Commission, (ii) the issuance of required licenses to Monarch, and certain Monarch management, from the Colorado Gaming Commission, (iii) the absence of the occurrence of a material adverse effect on Riviera Black Hawk between the date of the Agreement and the Closing of the transaction (iv) the receipt of certain consents, approvals or authorizations required to consummate the transaction contemplated by the Agreement and other licenses and permits required to operate Riviera Black Hawk, (v) certain materiality exceptions, the accuracy of the representations and warranties made by Monarch and Seller, respectively, (vi) compliance with the Parties respective obligations under the Agreement, (vii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (viii) other customary closing conditions.  The transaction is not subject to a financing or due diligence condition.

In accordance with the Agreement, Monarch made a non-refundable (except under certain conditions) deposit of $3.8 million (the “Deposit”) which will be credited against the Purchase Price upon the Closing.  Upon Closing, Monarch is also obligated to pay a $1.25 million success fee to its financial advisor.  In addition to certain other termination rights, the Agreement may be terminated by either Monarch or the Seller if the Closing has not occurred by the last day of the calendar month of the date that is nine months after the date of the Agreement (the “Outside Date”).  Monarch may extend the Outside Date to twelve months by increasing the Deposit by $500,000.

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

In December 2011, the FASB issued amendments to enhance disclosures about offsetting and related arrangements. This information will enable the users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. These amendments are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by these amendments should be provided retrospectively for all comparative periods presented. Management does not believe that these amendments will have a material impact on the consolidated financial statements.

In June 2011, the FASB issued amendments to guidance regarding the presentation of comprehensive income. The amendments eliminate the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments require that other comprehensive income (“OCI”) be presented in either a single continuous statement or in two separate but consecutive statements. In a single continuous statement, the entity would present the components of net income and total net income, the components of OCI and a total of OCI, along with the total of comprehensive income in that statement. In the two-statement approach, the entity would present components of net income and total net income in the statement of net income and a statement of OCI would immediately follow the statement of net income and include the components of OCI and a total for OCI, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments do not change the items that must be reported in OCI, when an item of OCI must be reclassed to net income or the option to present components of OCI either net of related tax effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted the guidance as of January 1, 2012 which did not have a material impact on the consolidated financial statements.

In May 2011, the FASB issued amendments to existing fair value measurement guidance in order to achieve common requirements for measuring fair value and disclosures in accordance with GAAP and

International Financial Reporting Standards. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company adopted the guidance as of January 1, 2012, which did not have a material impact on the consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of December 31, 2011 subject to market risk.  As of December 31, 2011 we had $24.7 million of outstanding debt under our New Credit Facility that was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the New Credit Facility at December 31, 2011 would result in a change in our annual interest cost of approximately $247 thousand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monarch Casino & Resort, Inc.:

We have audited Monarch Casino & Resort, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Monarch Casino & Resort, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of Monarch Casino & Resort, Inc. and subsidiaries and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monarch Casino & Resort, Inc.:

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statements schedule listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Casino & Resort, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for casino jackpots effective January 1, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 14, 2012

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
Revenues
Casino	$97,367,121	$99,813,126	$94,510,933
Food and beverage	42,933,675	40,979,514	38,172,149
Hotel	21,438,854	21,767,117	19,937,568
Other	8,025,571	7,908,525	6,830,800
Gross revenues	169,765,221	170,468,282	159,451,450
Less promotional allowances	(29,133,016)	(28,438,255)	(25,719,594)
Net revenues	140,632,205	142,030,027	133,731,856
Operating expenses
Casino	38,275,637	38,777,935	35,887,871
Food and beverage	19,861,195	18,874,351	17,890,429
Hotel	5,824,382	5,942,399	6,628,190
Other	2,891,231	2,825,692	2,449,977
Selling, general and administrative	47,110,839	47,881,105	47,865,432
Depreciation and amortization	13,379,538	13,281,396	12,501,048
Player club implementation expense	—	—	1,366,614
Building demolition expense	3,519,148	414,099	—
Total operating expenses	130,861,970	127,996,977	124,589,561
Income from operations	9,770,235	14,033,050	9,142,295
Other income (expense)
Interest income	—	—	124,661
Interest expense	(914,308)	(1,457,865)	(2,103,798)
Total other expense	(914,308)	(1,457,865)	(1,979,137)
Income before income taxes	8,855,927	12,575,185	7,163,158
Provision for income taxes	(3,180,073)	(4,338,924)	(2,321,679)
Net income	$5,675,854	$8,236,261	$4,841,479

Earnings per share of common stock
Net income
Basic	$0.35	$0.51	$0.30
Diluted	$0.35	$0.51	$0.30

Weighted average number of common shares and potential common shares outstanding
Basic	16,138,158	16,131,321	16,123,027
Diluted	16,231,325	16,205,606	16,159,415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$13,582,659	$13,800,604
Receivables, net	2,299,847	3,269,250
Federal income tax receivable	—	99,202
Inventories	2,165,109	1,883,816
Prepaid expenses and other current assets	6,198,882	2,553,341
Deferred income taxes	615,912	1,384,443
Total current assets	24,862,409	22,990,656
Property and equipment
Land	19,214,847	13,172,522
Land improvements	6,359,279	3,891,990
Buildings	135,643,298	139,843,299
Building improvements	11,575,883	10,766,414
Furniture and equipment	117,300,741	112,847,107
Leasehold improvements	1,346,965	1,346,965
	291,441,013	281,868,297
Less accumulated depreciation and amortization	(138,227,868)	(125,437,458)
Net property and equipment	153,213,145	156,430,839
Other assets, net	1,524,050	312,043
Total assets	$179,599,604	$179,733,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,693,395	$10,216,495
Accrued expenses	13,829,540	14,077,344
Federal income taxes payable	768,640	—
Total current liabilities	23,291,575	24,293,839
Long-term debt	24,680,000	28,600,000
Deferred income taxes	1,112,049	3,384,218
Other long-term liabilities	—	873,872
Total liabilities	49,083,624	57,151,929
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,138,158 outstanding at December 31, 2011 and December 31, 2010	190,963	190,963
Additional paid-in capital	33,178,345	31,558,693
Treasury stock, 2,958,142 shares at December 31, 2011 and December 31, 2010, at cost	(48,541,663)	(48,541,663)
Retained earnings	145,688,335	139,373,616
Total stockholders’ equity	130,515,980	122,581,609
Total liability and stockholder’s equity	$179,599,604	$179,733,538

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares Outstanding	Amount	Additional Paid- In Capital	Treasury Stock	Retained Earnings	Total
Balance, January 1, 2009	16,122,048	$190,963	$28,051,009	$(48,943,359)	$126,295,876	$105,594,489
Exercise of stock options, including related tax benefit	3,340	—	(58,697)	78,380	—	19,683
Share based compensation expense	—	—	2,048,771	—	—	2,048,771
Net income	—	—	—	—	4,841,479	4,841,479
Balance, December 31, 2009	16,125,388	190,963	30,041,083	(48,864,979)	131,137,355	112,504,422
Exercise of stock options, including related tax benefit	12,770	—	(223,473)	323,316	—	99,843
Share based compensation expense	—	—	1,741,083	—	—	1,741,083
Net income	—	—	—	—	8,236,261	8,236,261
Balance, December 31, 2010	16,138,158	190,963	31,558,693	(48,541,663)	139,373,616	122,581,609
Share based compensation expense	—	—	1,619,652	—	—	1,619,652
Accounting change for base jackpots	—	—	—	—	638,865	638,865
Net income	—	—	—	—	5,675,854	5,675,854
Balance, December 31, 2011	16,138,158	$190,963	$33,178,345	$(48,541,663)	$145,688,335	$130,515,980

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$5,675,854	$8,236,261	$4,841,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,379,538	13,281,396	12,501,048
Amortization of deferred loan costs	258,863	257,579	265,630
Share based compensation	1,619,652	1,741,084	2,048,771
Provision for bad debts	84,798	740,387	1,120,333
Loss (gain) on disposal of assets	3,428,500	167,813	(63,948)
Deferred income taxes	(2,377,510)	(731,947)	1,919,523
Changes in operating assets and liabilities:
Receivables	884,605	(1,714,934)	(70,595)
Inventories	(281,293)	(176,949)	(142,520)
Prepaid expenses	154,459	70,309	228,221
Other assets	—	—	2,735,433
Accounts payable	(1,523,100)	1,232,485	(1,229,408)
Accrued expenses	391,059	3,021,263	2,115,968
Federal income taxes	867,842	(145,748)	(187,190)
Net cash provided by operating activities	22,563,267	25,978,999	26,082,745

Cash flows from investing activities:
Proceeds from sale of assets	1,500	16,000	83,425
Acquisition of property and equipment	(13,591,843)	(6,814,562)	(15,845,321)
Acquisition deposit	(3,800,000)	—	—
Change in construction payable	—	—	(5,404,372)
Net cash used in investing activities	(17,390,343)	(6,798,562)	(21,166,268)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	95,372	13,009
Tax benefit of stock option exercise	—	4,472	6,674
Principal payments on long-term debt	(19,100,000)	(21,200,000)	(13,250,000)
Borrowings under credit facility	15,180,000	1,300,000	11,750,000
Loan issuance costs	(1,470,869)	—	(772,737)
Net cash used in financing activities	(5,390,869)	(19,800,156)	(2,253,054)
Net (decrease) increase in cash	(217,945)	(619,719)	2,663,423
Cash and cash equivalents at beginning of period	13,800,604	14,420,323	11,756,900
Cash and cash equivalents at end of period	$13,582,659	$13,800,604	$14,420,323

Supplemental disclosure of cash flow information:
Cash paid for interest	$532,795	$1,144,613	$1,948,457
Cash paid for income taxes	$3,650,000	$5,000,000	$2,240,000
Non cash transaction - reduction of jackpot liability	$638,865	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Monarch Casino & Resort, Inc. (“Monarch”), a Nevada corporation, was incorporated in 1993.  Monarch’s wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), operates the Atlantis Casino Resort Spa (the “Atlantis”), a hotel/casino facility in Reno, Nevada.  Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. and Golden North, Inc., each own separate parcels of land located adjacent to the Atlantis.  Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”) was formed in 2011, entered into a definitive stock purchase agreement on September 29, 2011 to purchase Riviera Black Hawk, Inc. (see Note 10.) and owns a parcel of land in Black Hawk, Colorado contiguous to the Riviera Black Hawk Casino.  Unless stated otherwise, the “Company” refers collectively to Monarch and its subsidiaries.

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

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects.  When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost.  Interest capitalization is ceased when the project is substantially complete.  The Company did not capitalize interest during the years ended December 31, 2011, 2010 and 2009.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, as well as investments purchased with an original maturity of 90 days or less.

Inventories

Inventories, consisting primarily of food, beverages, and retail merchandise, are stated at the lower of cost or market.  Cost is determined on a first-in, first-out basis.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Property and equipment is depreciated principally on a straight line basis over the estimated useful lives as follows:

Land improvements	15-40 years
Buildings	30-40 years
Building improvements	15-40 years
Furniture	5-10 years
Equipment	5-20 years

The Company evaluates property and equipment and other long-lived assets for impairment in accordance with the guidance for accounting for the impairment or disposal of long-lived assets. For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, the Company reviews fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For the years ended December 31, 2011, 2010 and 2009, there were no impairment charges.

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

The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances.  The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:

	Years ended December 31,
	2011	2010	2009
Food and beverage	$16,244,303	$15,878,288	$13,844,611
Hotel	2,328,566	2,276,414	3,023,164
Other	1,696,485	1,505,020	641,404
	$20,269,354	$19,659,722	$17,509,179

Advertising Costs

All advertising costs are expensed as incurred.  Advertising expense, which is included in selling, general and administrative expense, was $4,083,700, $3,883,958 and $3,844,432 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Under the accounting guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50.0% likelihood of being realized upon ultimate settlement.  It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure.  The liability for unrecognized tax benefits is included in current and noncurrent tax liabilities, based on when expected to be recognized, within the consolidated balance sheets at December 31, 2011.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the authoritative guidance requiring that compensation cost relating to share-based payment transactions be recognized in the Company’s consolidated statements of income.  The cost is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company’s stock on the grant date for restricted stock awards. The cost is recognized as an expense over the employee’s requisite service period (the vesting period of the equity award). The Company’s stock-based employee compensation plan is more fully discussed in Note 8. - Share-Based Compensation.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	Years ended December 31,
	2011		2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Net income
Basic	16,138	$0.35	16,131	$0.51	16,123	$0.30
Effect of dilutive stock options	93	—	75	—	36	—
Diluted	16,231	$0.35	16,206	$0.51	16,159	$0.30

The following options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and their inclusion would be antidilutive:

	Years ended December 31,
	2011	2010	2009
Options to purchase shares of common stock (in thousands)	1,720	1,715	1,528
Exercise prices	$10.43-$29.00	$10.43-$29.00	$9.00-$29.00
Expiration dates (mo./yr.)	10/14-12/21	10/14-10/19	11/14-11/18

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

In December 2011, the FASB issued amendments to enhance disclosures about offsetting and related arrangements. This information will enable the users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. These amendments are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by these amendments should be provided retrospectively for all comparative periods presented. Management does not believe that these amendments will have a material impact on the consolidated financial statements.

In June 2011, the FASB issued amendments to guidance regarding the presentation of other comprehensive income (“OCI”). The amendments eliminate the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments require that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements. In a single continuous statement, the entity would present the components of net income and total net income, the components of OCI and a total of OCI, along with the total of comprehensive income in that statement. In the two-statement approach, the entity would present components of net income and total net income in the statement of net income and a statement of OCI would immediately follow the statement of net income and include the components of OCI and a total for OCI, along with a total for comprehensive income. The amendments also require the entity to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments do not change the items that must be reported in OCI, when an item of OCI must be reclassed to net income or the option to present components of OCI either net of related tax effects or before related tax effects. The amendments, excluding the specific requirement to present on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented which was deferred by the FASB in December 2011, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The Company adopted the guidance as of January 1, 2012 which did not have a material impact on the consolidated financial statements.

In May 2011, the FASB issued amendments to existing fair value measurement guidance in order to achieve common requirements for measuring fair value and disclosures in accordance with GAAP and International Financial Reporting Standards. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company adopted the guidance as of January 1, 2012, which did not have a material impact on the consolidated financial statements.

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

Reclassifications

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the 2011 presentation. These reclassifications had no effect on the previously reported net revenues, income from operations or net income.  Revenues and expenses from the spa operations that were classified as hotel revenues and expenses in 2009 have been reclassified to other revenues and other expenses to conform with the 2011 and 2010 presentation.

The Company reclassified $2.4 million from hotel revenues to other revenues and reclassified $1.3 million from hotel operating expenses to other operating expenses for the year ended December 31, 2009.

NOTE 2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2011	2010
Casino	$2,819,310	$4,852,826
Hotel	483,634	475,044
Other	309,748	392,095
	3,612,692	5,719,965
Less allowance for doubtful accounts	(1,312,845)	(2,450,715)
	$2,299,847	$3,269,250

The Company recorded bad debt expense of $84,798, $740,387 and $1,120,333 in 2011, 2010 and 2009, respectively.  The Company calculates an allowance for doubtful accounts by applying a percentage, estimated by management based on historical aging experience, to the accounts receivable balance.

NOTE 3.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2011	2010
Accrued salaries, wages and related benefits	$4,159,055	$3,912,072
Progressive slot machine and other gaming accruals	3,240,818	4,703,303
Accrued gaming taxes	466,905	515,688
Accrued interest	88,542	35,766
Other accrued liabilities	5,874,220	4,910,515
	$13,829,540	$14,077,344

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

Following is a summary of future minimum payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2011:

Operating Leases
Year ending December 31,
2012	370,000
2013	370,000
2014	370,000
2015	370,000
2016	370,000
Thereafter	1,017,500
Total minimum lease payments	$2,867,500

Rental expense for operating leases amounted to $730,400, $840,000 and $1,153,753 in 2011, 2010 and 2009, respectively, as reported in selling, general and administrative expenses in the consolidated statements of income.

NOTE 5.  LONG-TERM DEBT

Old Credit Facility

Until February 20, 2004, the Company had a reducing revolving term loan credit facility with a consortium of banks (the “First Credit Facility”).  On February 20, 2004, the First Credit Facility was refinanced (the “Second Credit Facility”) for $50 million. The maturity date of the Second Credit Facility was to be April 18, 2009; however, on January 20, 2009, the Second Credit Facility was amended and refinanced (the “Old Credit Facility”) for $60 million.  The Old Credit Facility was to be utilized by the Company for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.

The maturity date of the Old Credit Facility was January 20, 2012 but was amended and restated (the “New Credit Facility”) on November 15, 2011.  Borrowings were secured by liens on substantially all of the real and personal property of the Atlantis and are guaranteed by Monarch.

New Credit Facility

The New Credit Facility may be utilized by the Company for financing the expected acquisition of Riviera Black Hawk, Inc., working capital needs, general corporate purposes and for ongoing capital expenditure requirements.  The maximum available borrowings under the New Credit Facility are $30 million with an additional $70 million to be available subject to the closing of the Acquisition (see Note 10.).

The maturity date of the New Credit Facility is November 15, 2016.  Borrowings are secured by liens on substantially all of the real and personal property of Monarch, Golden Road, and Monarch Growth.

The New Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments.  The New Credit Facility contains covenants requiring that the Company maintains certain financial ratios and achieves a minimum level of Earnings-Before-Interest-Taxes-Depreciation and Amortization (EBITDA) on a trailing four-quarter basis.  It also contains provisions that restrict cash transfers between Monarch and its affiliates and contains provisions requiring the achievement of certain financial ratios before the Company can repurchase common stock or pay dividends. Management does not consider the covenants to restrict normal functioning of day-to-day operations.

As of December 31, 2011, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 3.25:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.15:1.  As of December 31, 2011, the Company’s leverage ratio and fixed charge coverage ratios were 0.84:1 and 22.0:1, respectively.  As of December 31, 2010, the Company’s leverage ratio and fixed charge coverage ratios were 0.97:1 and 14.0:1, respectively.

The maximum principal available under the New Credit Facility is reduced by 1.5% per quarter beginning in the first quarter of 2013.  The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500 thousand and a multiple of

$50 thousand.  Maturities of the Company’s borrowings for each of the next three years and thereafter as of December 31, 2011 are as follows (amounts in thousands):

Year	Maturities
2012	$—
2013	—
2014	—
Thereafter	24,680
$24,680

The Company may prepay borrowings under the New Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period).  Amounts prepaid may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

The Company paid various one-time fees and other loan costs upon the closing of the refinancing of the New Credit Facility that are amortized over the facility’s term using the straight-line method which approximates the effective interest method.

At December 31, 2011, the Company had $24.7 million outstanding under the New Credit Facility, none of which was classified as short-term debt.  The interest rate under the New Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 1.25% to 2.50% depending on the Company’s leverage ratio.  The interest rate is adjusted quarterly based on the Company’s leverage ratio calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At December 31, 2011 pricing was set at the opening pricing point of LIBOR plus 2.250% and will be adjusted in subsequent quarters in accordance with the Company’s leverage ratio.  At December 31, 2011, the one-month LIBOR rate was 0.29%.  The carrying value of the debt outstanding under the New Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

Short-term debt represents the difference between the amount outstanding at end of the year and the maximum principal allowed under the New Credit Facility at the end of the following year.  At December 31, 2011 and 2010 the Company had no short-term debt.

NOTE 6.  INCOME TAXES

Income tax provision (benefit) consists of the following:

	Years ended December 31,
	2011	2010	2009
Current provision	$4,683,711	$4,443,536	$402,156
Deferred (benefit) provision	(1,503,638)	(104,612)	1,919,523
	$3,180,073	$4,338,924	$2,321,679

Income tax benefits were recognized through stockholders’ equity of $0, $4,472 and $6,673 during the years of 2011, 2010 and 2009, respectively, as compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.

The difference between the Company’s provision for federal income taxes as presented in the accompanying consolidated statements of income, and the provision for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings.

	Years ended December 31,
	2011	2010	2009
Income tax at the statutory rate	35.00%	35.00%	35.00%
Tax credits	(2.24)%	(1.52)%	(2.23)%
Adjustment to base jackpot liability	2.09%	0.00%	0.00%
Other	1.06%	1.01%	(0.37)%
	35.91%	34.49%	32.40%

The components of the deferred income tax assets and liabilities at December 31, 2011 and 2010, as presented in the consolidated balance sheets, are as follows:

	2011	2010
DEFERRED TAX ASSETS
Share based compensation	$4,126,452	$3,555,103
Compensation and benefits	440,268	506,897
Bad debt reserves	459,496	857,751
Accrued gaming liabilities	773,052	1,148,127
Accrued interest	8,937	8,937
Accrued other	298,631	384,769
Deferred income tax asset	$6,106,836	$6,461,584
DEFERRED TAX LIABILITIES
Depreciation	(5,537,132)	(7,324,088)
Prepaid expenses	(785,328)	(861,613)
Real estate taxes	(280,513)	(275,658)
Deferred income tax liability	$(6,602,973)	$(8,461,359)
NET DEFERRED INCOME TAX LIABILITY	$(496,137)	$(1,999,775)

The Company is required to file a federal tax return only.  As of December 31, 2011, tax years 2006 through 2010 were subject to examination by the Internal Revenue Service (the “IRS”).  During 2009, the IRS began its field examination (the “Examination”) of the Company’s 2006, 2007 and 2008 tax returns.  The issues for consideration in the Examination were temporary differences related to the appropriate recovery periods applicable to certain assets.  In 2010, the Company received the results of the Examination of its 2006 through 2008 U.S. federal income tax returns and subsequently filed an appeal of the Examination findings with the Appellate Division of the IRS.  In connection with that appeal, the Company agreed to extend the statute of limitations for its 2006, 2007 and 2008 tax returns to December 31, 2012 to allow the IRS adequate time to consider its response in the appeals process.  The company believes that it will likely reach an agreement with the IRS with respect to the Examination within the next 12 months. Upon the settlement of these issues unrecognized tax benefits could decrease by $1,501,206 to $0.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	2011	2010
Balance — Beginning of year	$1,501,206	$—
Additions based on tax positions of the current year	—	—
Additions based on tax positions of prior years	—	1,501,206
Reductions for settlements	—	—
Decreases due to lapses in statutes of limitations	—	—
Balance — End of year	$1,501,206	$1,501,206

As of December 31, 2011 and 2010, the Company recorded a liability related to uncertain tax positions of $1,501,206 all of which is recorded as a current liability.

For the years ending December 31, 2011 and 2010, the Company recognized accrued interest expense related to unrecognized tax benefits of $165,871 and $169,788, respectively.  At December 31, 2011, accrued interest related to unrecognized tax benefits was $335,659.  No interest or penalties were recorded for the year ending December 31, 2009.

NOTE 7.  BENEFIT PLANS

Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than statutory limits.  Effective January 1, 2009, the Company suspended its contribution and on July 1, 2010, reinstated the contribution.  The Company’s matching contributions were approximately $221,582, $97,180 and $0 for years ended December 31, 2011, 2010 and 2009, respectively.

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

A summary of the stock option activity as of and for the year ended December 31, 2011 is presented below:

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	2,079,383	$12.54	—	—
Granted	293,627	9.56	—	—
Exercised	—	—	—	—
Forfeited	(20,555)	10.75	—	—
Expired	(4,999)	20.59	—	—
Outstanding at end of period	2,347,456	$12.13	6.8 yrs.	$701,710
Exercisable at end of period	1,232,329	$13.85	5.1 yrs.	$(1,330,342)

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

A summary of the status of the Company’s nonvested shares as of, and for the year ended, December 31, 2011 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2011	1,246,143	$6.52
Granted	293,627	9.56
Vested	(399,089)	13.85
Forfeited	(25,554)	10.75
Nonvested at December 31, 2011	1,115,127	$12.16

Expense Measurement and Recognition:

The Company recognizes share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Unrecognized costs related to all share-based awards outstanding at December 31, 2011 totaled approximately $1.3 million and is expected to be recognized over a weighted average period of 2.9 years.

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

	Years ended December 31,
	2011	2010	2009
Expected volatility	56.1%	42.9%	64.1%
Expected dividends	—	—	—
Expected life (in years)
Directors’ Plan	4.6	4.6	2.5
Executive Plan	4.5	4.5	4.5
Employee Plan	3.1	3.1	3.1
Weighted average risk free rate	0.7%	1.2%	1.4%

Weighted average grant date fair value per share of options granted	$3.89	$2.13	$4.52

Total intrinsic value of options exercised	—	$64,253	$15,698
Cash received for all stock option exercises	—	$95,372	$13,009
Tax benefit realized for tax return deductions	—	$4,472	$6,673

The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company.  The Company has determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility.

Reported stock based compensation expense was classified as follows:

	For the years ended December 31,
	2011	2010	2009
Casino	$80,530	$46,313	$58,761
Food and beverage	70,633	75,633	56,600
Hotel	17,028	27,866	23,587
Selling, general and administrative	1,451,461	1,591,272	1,909,823
Total stock-based compensation, before taxes	1,619,652	1,741,084	2,048,771
Tax benefit	(581,601)	(609,379)	(717,069)
Total stock-based compensation, net of tax	$1,038,051	$1,131,705	$1,331,702

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

Monarch has the exclusive ability to use the Atlantis mark for casino services within the State of Nevada by virtue of its Nevada state registration; and Monarch has the right and ability to use and convey rights in the Atlantis name and mark in connection with casino services in Las Vegas, Nevada, and to do so does not constitute deceptive trade practices under Nevada law.  The court declined Monarch’s request for cancellation of Kerzner’s federal registration and for attorneys’ fees, but awarded costs of suit to Monarch as the prevailing party.  (The TTAB action for cancellation of Kerzner’s federal registration remains pending.)  On March 11, 2011, Kerzner filed its Notice of Appeal, appealing the above referenced final judgment.  Monarch believes that the district court’s rulings from which Kerzner has appealed are sound, and intends to vigorously oppose Kerzner’s appeal.  Additionally, Monarch has filed a cross-appeal on the bases that the district court erred by failing to cancel Kerzner’s federal registration of the Atlantis mark for gaming, and by not awarding attorneys’ fees to Monarch.  The case number assigned in the Ninth Circuit Court of Appeal is 11-15675.  The briefing schedule at the Ninth Circuit Court of Appeal has been stayed while the parties explore the possibility of settlement.  As of December 31, 2011, the briefing schedule remains stayed.

We are party to other claims that arise in the normal course of business.  Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition, cash flows or results of operations.

NOTE 10.  RIVIERA BLACK HAWK ACQUISITION

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

The closing of the transaction contemplated by the Agreement (the “Closing) is subject to the satisfaction or waiver of certain conditions, including, without limitation, (i) the approval of the transaction by the Colorado Limited Gaming Commission, (ii) the issuance of required licenses to Monarch, and certain Monarch management, from the Colorado Gaming Commission, (iii) the absence of the occurrence of a material adverse effect on Riviera Black Hawk between the date of the Agreement and the Closing of the transaction (iv) the receipt of certain consents, approvals or authorizations required to consummate the transaction contemplated by the Agreement and other licenses and permits required to operate Riviera Black Hawk, (v) certain materiality exceptions, the accuracy of the representations and warranties made by Monarch and Seller, respectively, (vi) compliance with the Parties respective obligations under the Agreement, (vii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (viii) other customary closing conditions.  The transaction is not subject to a financing or due diligence condition.

In accordance with the Agreement, Monarch made a non-refundable (except under certain conditions) deposit of $3.8 million (the “Deposit”) which will be credited against the Purchase Price upon the Closing.  The Deposit is classified in prepaid expenses and other current assets on the balance sheet at December 31, 2011.  Upon Closing, Monarch is also obligated to pay a $1.25 million success fee to its financial advisor.  In addition to certain other termination rights, the Agreement may be terminated by either Monarch or the Seller if the Closing has not occurred by the last day of the calendar month of the date that is nine months after the date of the Agreement (the “Outside Date”).  Monarch may extend the Outside Date to twelve months by increasing the Deposit by $500,000.

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

NOTE 11.  RELATED PARTY TRANSACTIONS

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

A driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004.  As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased driveway section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The Company paid approximately $340,000, $340,000 and $310,000 plus common area charges for the years ended December 31, 2011, 2010 and 2009, for its leased driveway space at the Shopping Center.

NOTE 12.   SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since December 31, 2011 that required recognition or disclosure in the consolidated financial statements.

NOTE 13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$33,285,816	$37,159,873	$36,174,386	$34,012,130	$140,632,205
Operating expenses	30,629,377	31,491,091	36,022,941	32,718,561	130,861,970
Income from operations	2,656,439	5,668,782	151,445	1,293,569	9,770,235
Net income	1,539,146	3,558,136	11,279	567,293	5,675,854
Income per share of common stock
Basic	$0.10	$0.22	$0.00	$0.04	$0.35
Diluted	$0.09	$0.22	$0.00	$0.03	$0.35

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$34,351,552	$36,155,896	$37,680,098	$33,842,481	$142,030,027
Operating expenses	30,135,982	31,693,659	33,273,133	32,894,203	127,996,977
Income from operations	4,215,570	4,462,237	4,406,965	948,278	14,033,050
Net income	2,442,146	2,660,331	2,665,937	467,847	8,236,261
Income per share of common stock
Basic	$0.15	$0.16	$0.17	$0.03	$0.51
Diluted	$0.15	$0.16	$0.17	$0.03	$0.51

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

At the Company’s 2011 Annual Meeting of Stockholders held on May 6, 2011, stockholders voted on an advisory (non-binding) proposal regarding the frequency of future advisory votes on executive compensation. As we reported on a Form 8-K filed on May 10, 2011, approximately 56% of the votes cast on the frequency proposal voted in favor of holding an advisory vote on executive compensation every three years. Following consideration of the stockholder vote on the frequency proposal, the Company’s Board of Directors has determined to hold an advisory vote on executive compensation every three years.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 1, 2012.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 1, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

Following is information related to the Company’s equity compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (F1)	2,347,456	$12.13	971,384

Equity compensation plans not approved by security holders	—	—	—
Total	2,347,456	$12.13	971,384

(F1) Includes the 1993 Directors’ Stock Option Plan, 1993 Employee Stock Option Plan and 1993 Executive Long-Term Incentive Plan, as amended.

Additional information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 1, 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 1, 2012.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 1, 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

Included in Part II of this report:

a) Report of Independent Registered Public Accounting Firm

b) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009.

c) Consolidated Balance Sheets at December 31, 2011 and 2010.

d) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009.

e) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

f) Notes to Consolidated Financial Statements.

2. Financial Statements Schedules

Schedule II. - VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at beginning of year	Charged to costs and expenses	Deductions (F1)	Other	Balance at end of year
2009
Allowance for doubtful accounts	$1,888,196	$1,120,333	$(597,246)	$—	$2,411,283

2010
Allowance for doubtful accounts	$2,411,283	$740,387	$(700,955)	$—	$2,450,715

2011
Allowance for doubtful accounts	$2,450,715	$84,798	$(1,222,668)	$—	$1,312,845

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
2.01

Stock Purchase Agreement dated as of September 29, 2011 by and between Monarch Casino & Resort, Inc., Monarch Growth Inc. (a wholly owned subsidiary of Monarch Casino and Resort, Inc.), Riviera Operating Corporation, Riviera Holdings Corporation

and Riviera Black Hawk, Inc. is incorporated herein by reference to the Company’s Form 8-K/A (SEC File 0-22088) filed on October 4, 2011, Exhibit 2.1.

3.01

Articles of Incorporation of Monarch Casino & Resort, Inc., filed June 11, 1993 are incorporated herein by reference from the Company’s Form S-1 registration statement (SEC File 33-64556), Part II, Item 16, Exhibit 3.01.

3.02

Bylaws of Monarch Casino & Resort, Inc., adopted June 14, 1993 and amended January 24, 1995 and March 27, 2009 are incorporated herein by reference from the Company’s Form 10-Q (SEC File 0-22088) filed on May 11, 2009, Exhibit 3.1.

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

4.03

Monarch Casino & Resort, Inc. 1993 Executive Long-Term Incentive Plan, as amended, is incorporated herein by reference to the Company’s Proxy Statement (SEC File 0-22088) filed on March 25, 2011, Appendix B.

4.04	Monarch Casino & Resort, Inc. 1993 Employee Stock Option Plan, as amended, is incorporated herein by reference to the Company’s Proxy Statement (SEC File 0-22088) filed on March 25, 2011, Appendix A.

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

10.04

Second Amended and Restated Credit Agreement, dated as of November 15, 2011, among Monarch Casino & Resort, Inc., Golden Road Motor Inn, Inc. and Monarch Growth Inc., as Borrowers, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer, Swing Line Lender and Lead Arranger and Wells Fargo Securities, LLC, as Lead Arranger and Sole Book runner, Bank of America N.A., as Syndication Agent.*

21.01	List of Subsidiaries of Monarch Casino & Resort, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K.*

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: March 14, 2012	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN FARAHI	Co-Chairman of the Board of Directors	March 14, 2012
John Farahi	Chief Executive Officer (Principal
Executive Officer) and Director

/S/ BOB FARAHI	Co-Chairman of the Board of Directors,	March 14, 2012
Bob Farahi	President, Secretary and Director

/S/ RONALD ROWAN	Chief Financial Officer and Treasurer	March 14, 2012
Ronald Rowan	(Principal Financial Officer and
Principal Accounting Officer)

/S/ YVETTE E. LANDAU	Director	March 14, 2012
Yvette E. Landau

/S/ CRAIG F. SULLIVAN	Director	March 14, 2012
Craig F. Sullivan

/S/ RONALD R. ZIDECK	Director	March 14, 2012
Ronald R. Zideck