Form 10-Q
period 2012-03-31
MONARCH CASINO & RESORT INC
filed 2012-05-09
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,138,158 shares
Class	Outstanding at May 8, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues
Casino	$25,171,556	$23,212,686
Food and beverage	10,585,794	10,092,738
Hotel	4,368,442	5,004,041
Other	2,137,356	1,899,262
Gross revenues	42,263,148	40,208,727
Less promotional allowances	(7,633,056)	(6,922,911)
Net revenues	34,630,092	33,285,816
Operating expenses
Casino	9,895,587	9,476,307
Food and beverage	4,725,753	4,688,557
Hotel	1,295,194	1,428,953
Other	726,224	733,946
Selling, general and administrative	11,759,972	10,907,228
Depreciation and amortization	3,375,084	3,394,386
Total operating expenses	31,777,814	30,629,377
Income from operations	2,852,278	2,656,439
Interest expense	(328,661)	(288,522)
Income before income taxes	2,523,617	2,367,917
Provision for income taxes	(882,250)	(828,771)
Net income	1,641,367	1,539,146
Other comprehensive income	—	—
Comprehensive income	$1,641,367	$1,539,146

Earnings per share of common stock
Net income
Basic	$0.10	$0.10
Diluted	$0.10	$0.09

Weighted average number of common shares and potential common shares outstanding
Basic	16,138,158	16,138,158
Diluted	16,274,355	16,222,989

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,172,854	$13,582,659
Receivables, net	2,563,049	2,299,847
Inventories	1,968,048	2,165,109
Prepaid expenses and other current assets	6,624,273	6,198,882
Deferred income taxes	615,912	615,912
Total current assets	22,944,136	24,862,409
Property and equipment
Land	19,214,847	19,214,847
Land improvements	6,359,279	6,359,279
Buildings	135,643,298	135,643,298
Building improvements	11,575,883	11,575,883
Furniture and equipment	118,744,444	117,300,741
Leasehold improvements	1,346,965	1,346,965
	292,884,716	291,441,013
Less accumulated depreciation and amortization	(141,602,952)	(138,227,868)
Net property and equipment	151,281,764	153,213,145
Other assets, net	1,416,371	1,524,050
Total assets	$175,642,271	$179,599,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,091,171	$8,693,395
Accrued expenses	14,382,328	13,829,540
Federal income taxes payable	1,650,890	768,640
Total current liabilities	23,124,389	23,291,575
Long-term debt	18,980,000	24,680,000
Deferred income taxes	1,112,049	1,112,049
Total liabilities	43,216,438	49,083,624

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,138,158 outstanding at March 31, 2012 and December 31, 2011	190,963	190,963
Additional paid-in capital	33,446,831	33,178,345
Treasury stock, 2,958,142 shares at March 31, 2012 and December 31, 2011, at cost	(48,541,663)	(48,541,663)
Retained earnings	147,329,702	145,688,335
Total stockholders’ equity	132,425,833	130,515,980
Total liability and stockholder’s equity	$175,642,271	$179,599,604

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,641,367	$1,539,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,375,084	3,394,386
Amortization of deferred loan costs	107,679	64,394
Share based compensation	268,485	464,881
Provision for bad debts	93,171	(49,830)
Changes in operating assets and liabilities:
Receivables	(356,373)	1,011,970
Inventories	197,061	9,177
Prepaid expenses and other current assets	(425,391)	(489,178)
Accounts payable	(1,602,224)	(2,520,208)
Accrued expenses	552,789	177,205
Federal income taxes	882,250	828,771
Net cash provided by operating activities	4,733,898	4,430,714

Cash flows from investing activities:
Acquisition of property and equipment	(1,443,703)	(1,376,053)
Net cash used in investing activities	(1,443,703)	(1,376,053)

Cash flows from financing activities:
Principal payments on long-term debt	(5,700,000)	(6,600,000)
Net cash used in financing activities	(5,700,000)	(6,600,000)

Net decrease in cash	(2,409,805)	(3,545,339)
Cash and cash equivalents at beginning of period	13,582,659	13,800,604
Cash and cash equivalents at end of period	$11,172,854	$10,255,265

Supplemental disclosure of cash flow information:
Cash paid for interest	$139,738	$176,330
Non cash transaction - reduction of jackpot liability	$—	$638,865

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

Monarch’s wholly owned subsidiaries High Desert Sunshine, Inc. (“High Desert”), Golden East, Inc. (“Golden East”), and Golden North, Inc. (“Golden North”), own parcels of land located adjacent to the Atlantis.  Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”) entered into a definitive stock purchase agreement on September 29, 2011 to purchase Riviera Black Hawk, Inc. (the “Acquisition”) (see Note 8).  Unless stated otherwise, the “Company” refers collectively to Monarch and its subsidiaries.

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) was formed on January 4, 2012 and submitted an interactive gaming license application with the Nevada Gaming Control Board and is currently complying with the licensing investigation process.  Monarch Interactive is not currently engaged in any operating activities.

The consolidated financial statements include the accounts of Monarch, Golden Road, High Desert, Golden North, Golden East, and Monarch Growth. Intercompany balances and transactions are eliminated.

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Reported stock based compensation expense was classified as follows:

	Three Months Ended
	March 31,
	2012	2011
Casino	$13,323	$21,489
Food and beverage	16,931	18,102
Hotel	4,056	3,644
Selling, general and administrative	234,175	421,646
Total stock-based compensation, before taxes	268,485	464,881
Tax benefit	(93,970)	(162,708)
Total stock-based compensation, net of tax	$174,515	$302,173

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

	Three Months Ended March 31,
	2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,138	$0.10	16,138	$0.10
Effect of dilutive stock options	136	—	85	(0.01)
Diluted	16,274	$0.10	16,223	$0.09

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.  For the three months ended March 31, 2012 and 2011, 1,754,864 and 1,521,748, respectively, anti-dilutive options were excluded from the computation.

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 5. RELATED PARTY TRANSACTIONS

The 18.95-acre shopping center (the “Shopping Center”) adjacent to the Atlantis is owned by Biggest Little Investments, L.P. (“BLI”).  BLI’s general partner is Maxum, L.L.C. (“Maxum”).  John Farahi, Bob Farahi and Ben Farahi each individually own non-controlling interests in BLI and Maxum.  John Farahi is Co-Chairman of the Board, Chief Executive Officer, Chief Operating Officer, Secretary, and a Director of Monarch.  Bob Farahi is Co-Chairman of the Board, President, and a Director of Monarch. Until May 23, 2006, Ben Farahi was the Co-Chairman of the Board, Secretary, Treasurer, Chief Financial Officer and a Director of Monarch.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004.  As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every year beginning in the 61st month based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for three individual five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased driveway section of the Shopping Center at a price to be determined based on an appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center.  The Company paid approximately $85,200 plus common area maintenance charges for its leased driveway space at the Shopping Center during both three month periods ended March 31, 2012 and March 31, 2011.

The Company occasionally leases billboard advertising space from affiliates of its controlling stockholders and paid $53,800 for the three months ended March 31, 2012, and paid $33,400 for the three months ended March 31, 2011.

NOTE 6.  LONG-TERM DEBT

New Credit Facility

On November 15, 2011, the Company amended and restated its then existing $60 million credit facility (the “Old Credit Facility”) to replace it with a new facility (the “New Credit Facility”).  The New Credit Facility was utilized by the Company for financing the acquisition of Riviera Black Hawk, Inc. and may be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.  The maximum available borrowings under the New Credit Facility are $30 million with an additional $70 million available upon closing of the Acquisition (see Note 8.).

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

As of March 31, 2012, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 3.25:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.15:1.  As of March 31, 2012, the Company’s leverage ratio and fixed charge coverage ratios were 0.65:1 and 23.6:1, respectively.

The maximum principal available under the New Credit Facility is reduced by 1.5% per quarter beginning in the first quarter of 2013.  The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.  Maturities of the Company’s borrowings for each of the next three years and thereafter as of March 31, 2011 are as follows (amounts in thousands):

Year	Maturities
2012	$—
2013	—
2014	—
Thereafter	18,980
$18,980

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

At March 31, 2012, the Company had $18.98 million outstanding under the New Credit Facility.  At that time its leverage ratio was such that pricing for borrowings under the New Facility was LIBOR plus 1.250%.  At March 31, 2012 the one-month LIBOR interest rate was 0.24%.  The carrying value of the debt outstanding under the New Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

NOTE 7.  INCOME TAXES

For the three months ended March 31, 2012 and 2011, the Company’s effective tax rates were 35.0%. The effective tax rate for the three months ended March 31, 2012 did not vary from the prior period as the items that impact the effective tax rate are generally consistent from year to year.

NOTE 8. RIVIERA BLACK HAWK ACQUISITION TRANSACTION

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

The closing of the transaction contemplated by the Agreement (the “Closing) was subject to the satisfaction or waiver of certain conditions, including, without limitation, (i) the approval of the transaction by the Colorado Gaming Commission, (ii) the issuance of required licenses to Monarch, and certain Monarch management, from the Colorado Gaming Commission, (iii) the absence of the occurrence of a material adverse effect on Riviera Black Hawk between the date of the Agreement and the Closing of the transaction (iv) the receipt of certain consents, approvals or authorizations required to consummate the transaction contemplated by the Agreement and other licenses and permits required to operate Riviera Black Hawk, (v) subject to certain materiality exceptions, the accuracy of the representations and warranties made by Monarch and Seller, respectively, (vi) compliance with the Parties respective obligations under the Agreement, (vii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (viii) other customary closing conditions.  The transaction was not subject to a financing or due diligence condition.

In accordance with the Agreement, Monarch made a non-refundable (except under certain conditions) deposit of $3.8 million (the “Deposit”) which was credited against the Purchase Price upon the Closing.  The Deposit was classified in prepaid expenses and other current assets on the balance sheet at March 31, 2012.  Upon Closing, Monarch is also obligated to pay a $1.25 million success fee to its financial advisor.

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

NOTE 9. SUBSEQUENT EVENTS

On April 26, 2012 Monarch completed the acquisition of Riviera Black Hawk.  Monarch paid $76 million (the “Purchase Price”), subject to certain post-Closing working capital adjustments.  At Closing, Seller paid substantially all of Riviera Black Hawk’s indebtedness and left Monarch $2.1 million of net working capital comprised of $2.1 million of cash.  In order to fund the Purchase Price and related transaction costs, Monarch borrowed $72.3 million under its previously announced $100 million Second Amended and Restated Credit Agreement.  $2.28 million of the Purchase Price was escrowed to secure the Seller’s indemnification obligations under the Purchase Agreement.

No other subsequent events or transactions have occurred or are pending that would have a material effect on the interim financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monarch Casino & Resort, Inc., through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”).  Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”) and Golden North, Inc. (“Golden North”), own parcels of land adjacent to the Atlantis.  Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”) entered into a definitive stock purchase agreement on September 29, 2011 to purchase Riviera Black Hawk, Inc. (the “Acquisition”) (see “THE ACQUISITION” section below).

Until April 26, 2012, our sole operating asset has been the Atlantis, a hotel/casino resort located in Reno, Nevada.  Our Atlantis business strategy is to maximize the Atlantis’ revenues, operating income and cash flow primarily through our casino, our food and beverage operations and our hotel operations.  We capitalize on the Atlantis’ location for tour and travel visitors, conventioneers and Locals by offering exceptional service, value and an appealing theme to our guests.  Our hands-on management style focuses on customer service and cost efficiencies.

On April 26, 2012, we acquired Riviera Black Hawk, Inc., the owner of the Riviera Black Hawk Casino in Black Hawk, Colorado located approximately 40 miles from Denver, Colorado.  Our initial focus with the Riviera Black Hawk Casino is to maximize casino and food and beverage revenues.  There is currently no hotel on the property.  We have begun to evaluate all aspects of operations and to implement certain operational and management changes which we believe will enhance operations.  We have also begun to develop a master plan of future improvements to the Riviera Black Hawk Casino, which we expect to include, among other things, a property-wide renovation, including renovations of all casino, restaurant, and public areas, improvement of casino games, and, subject to our final evaluation, construction of a new multi-story parking facility, a hotel, and related property amenities.

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its wholly-owned subsidiaries Golden Road, High Desert, Golden North, Golden East, Monarch Interactive, and Monarch Growth.

OPERATING RESULTS SUMMARY

Below is a summary of our first quarter results for 2012 and 2011:

Amounts in millions, except per share amounts

	Three Months
	Ended March 31,		Percentage
	2012	2011	Increase/(Decrease)
Casino revenues	$25.2	$23.2	8.6
Food and beverage revenues	10.6	10.1	5.0
Hotel revenues	4.4	5.0	(12.0)
Other revenues	2.1	1.9	10.5
Net revenues	34.6	33.3	3.9
Sales, general and admin exp	11.8	10.9	8.3
Income from operations	2.9	2.7	7.4
Net income	1.6	1.5	6.7

Earnings per share - diluted	0.10	0.09	11.1
Operating margin	8.2%	8.0%	0.2	pts.

As in many other areas around the country, the impacts of the economic decline in Reno that began in the fourth quarter of 2007 continue to be felt in the first quarter of 2012.  Aggressive marketing programs by our competitors have also posed challenges to us during that time.  Furthermore, based on statistics released by the Nevada Gaming Control Board, the Reno gaming revenue market has shrunk in the aggregate.  Despite those negative factors, revenue in our casino, food and beverage, and other operating departments increased compared to the same quarter of 2011, however revenue in our hotel operating department decreased.  We anticipate that the ongoing macroeconomic decline nationally and in the Reno market, combined with aggressive marketing programs of our competitors, will continue to apply downward pressure on Atlantis revenue.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain the Atlantis facility in order to present a fresh, high quality product to our guests.

Capital expenditures at the Atlantis totaled approximately $1.4 million for each of the three month periods ended March 31, 2012 and 2011.  During the three month periods ended March 31, 2012 and 2011, our capital expenditures consisted primarily of costs related to the acquisition of gaming equipment to upgrade and replace existing equipment and continued renovation and other general upgrades to the Atlantis facility.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2012 and 2011

For the three months ended March 31, 2012, our net income was $1.6 million, or $0.10 per diluted share, on net revenues of $34.6 million, an increase from net income of $1.5 million, or $0.09 per diluted share, on net revenues of $33.3 million for the three months ended March 31, 2011.  Income from operations for the three months ended March 31, 2012 totaled $2.9 million compared to $2.7 million for the same period in 2011.  Net revenues increased 3.9%, and net income increased 6.7%, when compared to last year’s first quarter.

Casino revenues totaled $25.2 million in the first quarter of 2012, an 8.6% increase from the $23.2 million reported in the first quarter of 2011.  Casino operating expenses amounted to 39.3% of casino revenues in the first quarter of 2012, compared to 40.8% in the first quarter of 2011.  The decrease was primarily due to the effect of higher casino revenue partially offset by higher complimentaries expense.

Food and beverage revenues totaled $10.6 million in the first quarter of 2012, a 5.0% increase from $10.1 million in the first quarter of 2011, due primarily to a 7.9% increase in the average revenue per cover from menu price increases partially offset by a 3.2% decrease in the number of covers served.  Food and beverage operating expenses amounted to 44.6% of food and beverage revenues during the first quarter of 2012 as compared to 46.5% for the first quarter of 2011.  This decrease was primarily the result of higher food revenue per cover partially offset by higher food and other commodity costs.

Hotel revenues were $4.4 million for the first quarter of 2012, a decrease of 12.0% from the $5.0 million reported in the 2011 first quarter.  We believe that first quarter 2012 hotel revenues are lower than first quarter 2011 primarily because a significant annual convention held in Reno for several years prior was not held in Reno in 2012.  Our hotel occupancy decreased to 81.4% during the first quarter of 2012, as compared to 83.7% during the same period in 2011.  We also experienced a decrease in the average daily room rate (“ADR”) from $74.59 during the first quarter of 2011 to $66.09 in the same quarter of 2012.  In addition to the ADR, we charged guests a $10 per day resort fee in both quarters.  Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $53.78 and $62.44 for the three month periods ended March 31, 2012 and 2011, respectively.  Hotel operating expenses as a percent of hotel revenues increased slightly to 29.6% for the first quarter of 2012 from 28.6% for the first quarter of 2011 due primarily to the lower hotel revenue.

Promotional allowances increased to $7.6 million in the first quarter of 2012 from $6.9 million in the first quarter of 2011.  Promotional allowances as a percentage of gross revenues increased to 18.1% during the first quarter of 2012 as compared to 17.2% during the first quarter of 2011.  The increase is attributable to continued efforts to generate additional revenues through promotional efforts and in response to aggressive marketing programs by our competitors.

Other revenues increased to $2.1 million in the first quarter of 2012 compared to $1.9 million in the first quarter of 2011.

SG&A expense increased to $11.8 million in the first quarter of 2012 from $10.9 million in the first quarter of 2011 primarily due to higher marketing expense of $390 thousand, higher payroll and benefits expense of $250 thousand and higher bad debt expense of $160 thousand.  As a percentage of net revenue, SG&A expenses increased to 34.0% in the first quarter of 2012 from 32.8% in the same period in 2011.

Depreciation and amortization expense remained flat at $3.4 million in the first quarters of 2012 and 2011.

During the quarter, the Company paid down the principal balance on its credit facility by $5.7 million, which decreased the outstanding balance of the credit facility to $19.0 million at March 31, 2012 from $24.7 million at December 31, 2011.  Interest expense increased to $329 thousand in the quarter ended March 31, 2012 from $289 thousand in the prior year’s first quarter due primarily to higher loan commitment fees paid on the unborrowed portion of the Company’s credit facility.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2012, net cash provided by operating activities totaled $4.7 million, an increase of approximately $300 thousand or 6.8% compared to the same period last year.  This increase was primarily related to the effects on operating cash flow during the first three months of 2012 compared with the first three months of the prior year of:  higher net income, lower share based compensation, higher provision for bad debts, higher receivables, and lower accounts payable.

Net cash used in investing activities totaled $1.4 million for both the three month periods ended March 31, 2012 and 2011.  During both of those three month periods, net cash used in investing activities consisted primarily of the acquisition of gaming equipment to upgrade and replace existing equipment and continued renovation and other general upgrades to the Atlantis facility.

We used $5.7 million and $6.6 million of net cash in financing activities during the three months ended March 31, 2012 and March 31, 2011, respectively, to repay borrowings under our Credit Facility (see “THE CREDIT FACILITY” below).

On November 15, 2011, the Company amended and restated its then existing $60 million credit facility (the “Old Credit Facility”) to replace it with a new facility (the “New Credit Facility”).  The New Credit Facility was utilized by the Company for financing the acquisition of Riviera Black Hawk, Inc. and may be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.  The maximum available borrowings under the New Credit Facility are $30 million with an additional $70 million available upon the closing of the Acquisition (see “The Acquisition” below).

The maturity date of the New Credit Facility is November 15, 2016.  Borrowings are secured by liens on substantially all of the real and personal property of Monarch, Golden Road, and Monarch Growth.

The New Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments.  The New Credit Facility contains covenants requiring that the Company maintains certain financial ratios and achieves a minimum level of Earnings-Before-Interest-Taxes-Depreciation and Amortization (EBITDA) on a trailing four-quarter basis.  It also contains provisions that restrict cash transfers between Monarch and its affiliates and contains provisions requiring the achievement of certain financial ratios before the Company can repurchase common stock or pay dividends. Management does not consider the covenants to restrict normal functioning of day-to-day operations.

As of March 31, 2012, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 3.25:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.15:1.  As of March 31, 2012, the Company’s leverage ratio was 0.65:1 and the fixed charge coverage ratio was 23.6:1; however, the Company took a draw of $72.3 million on April 26, 2012 in connection with the Acquisition and thus the leverage ratio is expected to increase and the fixed charge coverage ratio to decrease with both remaining in compliance with the covenants of the New Credit Facility.

The maximum principal available under the New Credit Facility is reduced by 1.5% per quarter beginning in the first quarter of 2013.  The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.  Maturities of the Company’s borrowings for each of the next three years and thereafter as of March 31, 2012 are as follows (amounts in thousands):

Year	Maturities
2012	$—
2013	—
2014	—
Thereafter	18,980
$18,980

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

At March 31, 2012, the Company had $18.98 million outstanding under the New Credit Facility.  At that time its leverage ratio was such that pricing for borrowings under the New Facility was LIBOR plus 1.250%.  At March 31, 2012 the one-month LIBOR interest rate was 0.24%.  The carrying value of the debt outstanding under the New Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis. The Shopping Center is controlled by an entity whose owners include our controlling stockholders.  As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every year beginning in the 61st month based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three individual five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $85,200 in lease payments for the leased driveway space at the Shopping Center during the three months ended March 31, 2012.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2011 Form 10-K filed on March 14, 2012.

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

The economies in northern Nevada, the Denver metropolitan area, and our feeder markets, like many other areas around the country, are experiencing the effects of several negative macroeconomic trends, including a broad economic recession, higher home mortgage defaults and declining residential real estate values.  These negative trends could adversely impact discretionary incomes of our target customers, which, in turn has and is expected to continue to adversely impact our business.  We believe that as recessionary pressures increase or continue for an extended period of time, target customers may further curtail discretionary spending for leisure activities and businesses may reduce spending for conventions and meetings, both of which would adversely impact our business.  Management continues to monitor these trends and intends, as appropriate, to adopt operating strategies to attempt to mitigate the effects of such adverse conditions.  We can make no assurances that such strategies will be effective.

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

Higher fuel costs may deter California, Denver area, and other drive-in customers from coming to the Atlantis or the Riviera Black Hawk Casino.

We also believe that unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis’ key feeder market areas, such as San Francisco or Sacramento, or in other areas near Denver, Colorado, the Riviera Black Hawk key feeder markets, could have a material adverse effect on our business.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of March 31, 2012 and the next five years and thereafter are as follows:

Contractual Cash Obligations

	Payments Due by Period (4)
		less than	1 to 3	4 to 5	more than
	Total	1 year	years	years	5 years
Operating Leases(1)	$2,775,000	$370,000	$740,000	$740,000	$925,000
Borrowings Under Credit Facility (2)	18,980,000	—	—	18,980,000	—
Purchase Obligations(3)	6,555,500	6,555,500	—	—	—
Acquisition(5)	73,450,000	73,450,000	—	—	—
Total Contractual Cash Obligations	$101,760,500	$80,375,500	$740,000	$19,720,000	$925,000

(1) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis.

(2) The amount represents outstanding draws against our Credit Facility (see “THE CREDIT FACILITY” below) as of March 31, 2012.

(3) Purchase obligations represent approximately $2.1 million of commitments related to capital projects and approximately $4.4 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and construction commitments, approximately $4.4 million are cancelable by us upon providing a 30-day notice.

(4)  Because interest payments under our New Credit Facility (see “THE CREDIT FACILITY” below) are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: 1) future short-term interest rates; 2) our future leverage ratio which varies with EBITDA and our borrowing levels and 3) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 1.25% to 2.50% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At March 31, 2012 pricing was set at the opening pricing point of LIBOR plus 1.25% and will be adjusted in subsequent quarters in accordance with our leverage ratio.  At March 31, 2012, the one-month LIBOR rate was 0.24%.

(5)  Represents $72.2 million, plus the $1.25 million success fee, due at the Closing of the Acquisition (see “THE ACQUISITION” section below).  This payment obligation was financed on the day of the closing through the draw down on our New Credit Facility available balance that matures on November 15, 2016 (see Note 6).

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

On April 26, 2012 Monarch completed the acquisition of Riviera Black Hawk.  Monarch paid $76 million (the “Purchase Price”), subject to certain post-Closing working capital adjustments.  At Closing, Seller paid substantially all of Riviera Black Hawk’s indebtedness and left Monarch $2.1 million of net working capital comprised of $2.1 million of cash.  In order to fund the Purchase Price and related transaction costs, Monarch borrowed $72.3 million under its previously announced $100 million Second Amended and Restated Credit Agreement.  A portion of the Purchase Price was escrowed to secure the Seller’s indemnification obligations under the Purchase Agreement.

SALES AND USE TAX ON COMPLIMENTARY MEALS

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from use tax.  In July 2008, the Court denied the State’s motion for rehearing.  For the three-year period ended June 2008, the Company paid use tax on these items and has filed for refunds for the periods March 2005 through June 2008.  The amount subject to these refunds, excluding interest, is approximately $1.2 million.  As of March 31, 2012, the Company had not recorded a receivable related to this matter.

Recently, the Nevada Department of Taxation asserted that gaming companies should pay sales tax on certain customer and employee complimentaries on a prospective basis.  This position stems from a recent Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal, and employee meals are subject to sales tax at the cost of the meal.  The other gaming company filed in Clark County District Court a petition for judicial review of the Nevada Tax Commission decision.  The Company disagrees with the position asserted by the Nevada Department of Taxation.  However, the Company will accrue the tax prospectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of March 31, 2012 that are subject to market risk.  As of March 31, 2012 we had $18.98 million of outstanding debt under our New Credit Facility that was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the New Credit Facility at March 31, 2012 would result in a change in our annual interest cost of approximately $190,000.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, litigation was filed against Monarch on January 27, 2006, by Kerzner International Limited (“Kerzner”) owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada, case number 3:06-cv-00232-ECR (RAM).  The complaint sought declaratory judgment prohibiting Monarch from using the name “Atlantis” in connection with offering casino services other than at Monarch’s Atlantis Casino Resort Spa located in Reno, Nevada, and particularly prohibiting Monarch from using the “Atlantis” name in connection with offering casino services in Las Vegas, Nevada; injunctive relief enforcing the same; and other relief.  Monarch filed a counterclaim against Kerzner seeking to cancel Kerzner’s federal registration of the Atlantis mark for casino services and to obtain declaratory relief in its favor on issues related to Monarch’s use of the mark, as raised by Kerzner’s complaint. (Monarch also filed a concurrent action with the Trademark Trial and Appeal Board (“TTAB”) seeking cancellation of Kerzner’s federal registration.  That administrative action was stayed by the TTAB pending outcome of the district court litigation.)  Upon conclusion of discovery various motions were filed by the parties.  On December 14, 2009, the court ruled on the pending motions, and identified a single remaining factual question concerning Kerzner’s alleged fame that potentially was dispositive of Kerzner’s claims.  After addressing additional procedural matters, on June 3, 2010, the court directed the parties to file the proposed joint pretrial order.  In the proposed joint pretrial order, Kerzner conceded that it could not prove the sole dispositive issue of fame and requested the court to make entry of judgment against Kerzner.  The court treated Kerzner’s request as a motion to dismiss and for entry of judgment, and on October 8, 2010 issued an order granting dismissal and entry of judgment against Kerzner.  On February 10, 2011, the court issued its final judgment against Kerzner and in favor of Monarch with respect to all claims asserted by Kerzner in the Complaint.  As to Monarch’s Counterclaims, the court granted all remaining counterclaims in favor of Monarch, including declaratory relief that: Monarch’s use of the Atlantis mark does not infringe on Kerzner’s rights; Monarch has developed valid common law rights in the Atlantis mark for casino services; Monarch owns a valid Nevada state trademark for the Atlantis mark in casino services; Monarch has the exclusive ability to use the Atlantis mark for casino services within the State of Nevada by virtue of its Nevada state registration; and Monarch has the right and ability to use and convey rights in the Atlantis name and mark in connection with casino services in Las Vegas, Nevada, and to do so does not constitute deceptive trade practices under Nevada law.  The court declined Monarch’s request for cancellation of Kerzner’s federal registration and for attorneys’ fees, but awarded costs of suit to Monarch as the prevailing party.  (The TTAB action for cancellation of Kerzner’s federal registration remains pending.)  On March 11, 2011, Kerzner filed its Notice of Appeal, appealing the above referenced final judgment.  Monarch believes that the district court’s rulings, from which Kerzner has appealed, are sound and intends to vigorously oppose Kerzner’s appeal.  Additionally, Monarch has filed a cross-appeal on the bases that the district court erred by failing to cancel Kerzner’s federal registration of the Atlantis mark for gaming, and by not awarding attorneys’ fees to Monarch.  The case number assigned in the Ninth Circuit Court of Appeal is 11-15675.  The briefing schedule at the Ninth Circuit Court of Appeal was stayed while the parties explored the possibility of settlement.  The briefing schedule was recently reinitiated.  Kerzner’s deadline for filing its opening brief is May 16, 2012.

We are party to other claims that arise in the normal course of business.  Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.  The material changes to those risk factors during the three months ended March 31, 2012 are found below.

OUR BUSINESS MAY BE ADVERSELY IMPACTED IF THE RENO OR DENVER METROPOLITAN ECONOMIES FURTHER DECLINE OR STAGNATE

We market to and rely upon business from Reno and Denver metropolitan area residents.  Adverse changes in the business and employment conditions in Reno (prior to our acquisition of Riviera Black Hawk) brought on by the economic recession have adversely impacted our business.  There can be no guarantee that such conditions will improve or will not worsen.  Additional erosion in business and employment conditions in Reno or the Denver metropolitan area could adversely impact our business.

ITEM 6. EXHIBITS

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: May 9, 2012	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)