Form 10-Q
period 2012-06-30
MONARCH CASINO & RESORT INC
filed 2012-08-09
CIK 907242

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,141,492 shares
Class	Outstanding at July 27, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Casino	$34,876,560	$26,076,953	$60,048,116	$49,289,639
Food and beverage	12,110,284	10,933,018	22,696,078	21,025,756
Hotel	5,305,178	5,490,621	9,673,620	10,494,662
Other	2,245,285	1,930,784	4,382,641	3,830,046
Gross revenues	54,537,307	44,431,376	96,800,455	84,640,103
Less promotional allowances	(8,695,525)	(7,271,503)	(16,328,581)	(14,194,414)
Net revenues	45,841,782	37,159,873	80,471,874	70,445,689
Operating expenses
Casino	13,853,725	9,589,732	23,749,312	19,066,039
Food and beverage	5,042,444	4,903,568	9,768,197	9,592,125
Hotel	1,546,694	1,568,538	2,841,888	2,997,491
Other	765,841	719,231	1,492,065	1,453,177
Selling, general and administrative	15,362,510	11,274,007	27,047,891	22,181,235
Depreciation and amortization	4,260,205	3,436,015	7,635,289	6,830,401
Acquisition expense	1,625,930	—	1,700,521	—
Total operating expenses	42,457,349	31,491,091	74,235,163	62,120,468
Income from operations	3,384,433	5,668,782	6,236,711	8,325,221
Other expenses
Interest expense	(577,000)	(194,746)	(905,661)	(483,268)
Total other expense	(577,000)	(194,746)	(905,661)	(483,268)
Income before income taxes	2,807,433	5,474,036	5,331,050	7,841,953
Provision for income taxes	(1,014,675)	(1,915,900)	(1,896,925)	(2,744,671)
Net income	$1,792,758	$3,558,136	$3,434,125	$5,097,282

Earnings per share of common stock
Net income
Basic	$0.11	$0.22	$0.21	$0.32
Diluted	$0.11	$0.22	$0.21	$0.31

Weighted average number of common shares and potential common shares outstanding
Basic	16,139,074	16,138,158	16,138,616	16,138,158
Diluted	16,249,450	16,223,488	16,253,730	16,223,207

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,375,815	$13,582,659
Receivables, net	2,794,221	2,299,847
Inventories	2,265,773	2,165,109
Prepaid expenses	2,742,518	6,198,882
Deferred income taxes	554,612	615,912
Total current assets	24,732,939	24,862,409
Property and equipment
Land	27,914,847	19,214,847
Land improvements	6,389,279	6,359,279
Buildings	150,843,298	135,643,298
Building improvements	11,575,883	11,575,883
Furniture and equipment	128,022,083	117,300,741
Leasehold improvements	1,346,965	1,346,965
	326,092,355	291,441,013
Less accumulated depreciation and amortization	(145,247,727)	(138,227,868)
Net property and equipment	180,844,628	153,213,145
Other assets
Goodwill	26,575,592	—
Intangible assets, net	11,582,469	—
Deferred tax asset	3,965,414	—
Other assets, net	1,372,138	1,524,050
Total other assets	43,495,613	1,524,050
Total assets	$249,073,180	$179,599,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,474,620	$8,693,395
Accrued expenses	15,087,187	13,829,540
Federal income taxes payable	962,579	768,640
Total current liabilities	26,524,386	23,291,575
Long-term debt	88,000,000	24,680,000
Deferred income taxes	—	1,112,049
Total liabilities	114,524,386	49,083,624
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,141,492 outstanding at June 30, 2012 and 16,138,158 at December 31, 2011	190,963	190,963
Additional paid-in capital	33,691,331	33,178,345
Treasury stock, 2,954,808 shares at June 30, 2012 and 2,958,142 at December 31, 2011, at cost	(48,455,960)	(48,541,663)
Retained earnings	149,122,460	145,688,335
Total stockholders’ equity	134,548,794	130,515,980
Total liabilities and stockholder’s equity	$249,073,180	$179,599,604

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$3,434,125	$5,097,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,635,289	6,830,401
Amortization of deferred loan costs	151,912	128,790
Share based compensation	585,352	877,840
Provision for bad debts	324,244	(82,047)
Deferred income taxes	414,850	—
Gain on disposal of assets	(11,200)	(1,500)
Changes in operating assets and liabilities:
Receivables	(700,618)	846,067
Inventories	(7,664)	(82,016)
Prepaid expenses	347,364	(686,951)
Accounts payable	1,514,586	(1,978,253)
Accrued expenses	(2,584,712)	(1,323,011)
Federal income taxes	193,939	644,671
Net cash provided by operating activities	11,297,467	10,271,273

Cash flows from investing activities:
Proceeds from sale of assets	11,200	1,500
Acquisition of property and equipment	(5,102,242)	(2,465,795)
Net cash paid for Riviera Black Hawk, Inc.	(66,746,605)	—
Net cash used in investing activities	(71,837,647)	(2,464,295)

Cash flows from financing activities:
Proceeds from exercise of stock options	13,336	—
Principal payments on long-term debt	(8,940,000)	(11,600,000)
Proceeds from line of credit	72,260,000	—
Net cash provided by (used in) financing activities	63,333,336	(11,600,000)
Net increase (decrease) in cash	2,793,156	(3,793,022)
Cash and cash equivalents at beginning of period	13,582,659	13,800,604
Cash and cash equivalents at end of period	$16,375,815	$10,007,582

Supplemental disclosure of cash flow information:
Cash paid for interest	$547,043	$300,765
Cash paid for income taxes	$3,125,000	$2,100,000
Non cash transaction - reduction of jackpot liability	$—	$638,865

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Monarch Casino & Resort, Inc., was incorporated in 1993 and through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”).  Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”) and Golden North, Inc. (“Golden North”), each own separate parcels of land located proximate to the Atlantis.  Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, entered into a definitive stock purchase agreement on September 29, 2011 to purchase Riviera Black Hawk, Inc., owner of the Riviera Black Hawk Casino (collectively “Black Hawk”).  Monarch Growth’s acquisition of Riviera Black Hawk, Inc. was completed on April 26, 2012.  Monarch Growth also owns a parcel of land in Black Hawk, Colorado contiguous to the Riviera Black Hawk Casino.

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) was formed on January 4, 2012 and submitted an interactive gaming license application with the Nevada Gaming Control Board and is undergoing the licensure process.  Monarch Interactive is not currently engaged in any operating activities.

Our sole operating assets are the Atlantis and the Riviera Black Hawk Casino.  Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, our food and beverage operations and at the Atlantis, our hotel operations.  Riviera Black Hawk does not have a hotel.  We focus on delivering exceptional service and value to our guests.  Our hands-on management style focuses on customer service and cost efficiencies.

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

The unaudited condensed consolidated financial statements include the accounts of Monarch and its subsidiaries.  Intercompany balances and transactions are eliminated.

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Goodwill and Other Intangible Assets:

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”). The Company tests its goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, or whenever events or circumstances make it more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of the Company’s casino properties is considered to be a reporting unit. The Company’s annual goodwill impairment testing utilizes a two-step process. In the first step, the estimated fair value of each reporting unit is compared with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its estimated fair value, then the goodwill of the reporting unit is considered to be impaired, and impairment is measured in the second step of the process. In the second step, the Company estimates the implied fair value of the reporting unit’s goodwill by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. ASU No. 2011-08, Intangibles- Goodwill and Other (Topic 250): Testing Goodwill for Impairment (ASU 2011-08) gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test as appropriate.

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. In April 2012, we recorded goodwill totaling $26.6 million related to the purchase of Riviera Black Hawk, Inc (see NOTES 2 and 9).

Business Combinations:

The acquisition method of accounting for business combinations requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination) in a manner that is generally similar to the previous purchase method of accounting.

Under the acquisition method of accounting, we recognize separately from goodwill the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value. We measure goodwill as of the acquisition date as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed. Costs that we incur to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration and we charge them to acquisition expense as they are incurred.

Should the initial accounting for a business combination be incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we record those adjustments to our financial statements. We apply those measurement period adjustments that we determine to be significant retrospectively to comparative information in our financial statements, including adjustments to depreciation and amortization expense.

Under the acquisition method of accounting for business combinations, if we identify changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period and they relate to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement period adjustment and we record the offset to goodwill. We record all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current period income tax expense.

Finite-Lived Intangible Assets:

The Company’s finite-lived intangible assets include assets related to its customer relationships and trade name for the Riviera Black Hawk Casino, which are amortized over their estimated useful lives using the straight-line method. The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

The customer relationship intangible asset represents the value associated with Riviera Black Hawk Casino’s rated casino guests. The initial fair value of the customer relationship intangible asset was estimated based on the projected net cash flows associated with these casino guests. The recoverability of the Company’s customer relationship intangible asset could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would impact the expected future cash flows associated with the rated casino guests, declines in the number of visitations which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying value of the customer relationship intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized.

Fair Value Measurement:

ASC 820 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for various valuation techniques e.g. market value, income approach and cost approach.  The levels of the hierarchy are described below:

•                  Level 1:  Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•                  Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•                  Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions.

The fair value measurements relating to the acquired assets of Riviera Black Hawk Casino was determined using inputs within Level 2 and Level 3 of ASC 820’s hierarchy.

Segment Reporting:

We have defined two reportable segments, (see NOTE 10), based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as our Chief Executive Officer, Chief Financial Officer and our Chief Operating Officer. Our chief operating decision maker organizes and manages our business primarily on the basis of Adjusted EBITDA (see NOTE 10)

We include expenses such as corporate selling, general and administrative expense, which is not allocated to specific segments, in unallocated corporate items.

The accounting policies of our reportable segments are the same as those described in the Summary of Significant Accounting Policies in NOTE 1 to the Consolidated Financial Statements in our 2011 Form 10-K filed on March 14, 2012 as well as described within this Form 10-Q.

NOTE 2. GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination.  To assist in the Company’s determination of the purchase price allocation for the Riviera Black Hawk Casino, the Company engaged a third-party valuation firm regarding the assets acquired and liabilities assumed in its acquisition (see NOTE 9).  That valuation is expected to be completed by December 31, 2012.  On a preliminary basis, the Company recorded goodwill of $26.6 million and intangible assets as described in the following table.

Intangible assets consist of the following at June 30, (in thousands except years):

	Estimated Average Life
	(years)	2012
Customer list	9	$10,490
Trade name	1	1,590
Total Intangible assets		12,080
Less accumulated amortization:
Trade name		(287)
Customer list		(210)
Total accumulated amortization		(497)
Intangible assets, net	7.9	$11,583

Estimated amortization expense for the six months ending December 31, 2012 and the years ending December 31, 2013 through 2016 and thereafter is as follows:

(numbers in thousands)
2012	$1,378
2013	1,673
2014	1,166
2015	1,166
2016	1,166
Thereafter	5,034
Total	$11,583

In connection with business combination accounting, the Company recognized $1.6 million in a trade name related to the Riviera name, which will be amortized on a straight-line basis over one year as the Company plans to change the Riviera name. Customer lists were valued at $10.5 million, representing the value associated with the future potential customer revenue production and are being amortized on a straight-line basis over nine years.

Intangible assets were valued using the income approach. The Multi-Period Excess Earning Method (“MPEEM”) was used to value the customer list by capitalizing the future cash flows attributable to the customers based upon their expected future mortality dispersion function. The expected revenue from the existing client was estimated by applying a 24.0% attrition rate. To calculate excess earnings attributable to the customer list, the required return on other contributory assets such as tangible assets and identified intangible assets were deducted to estimate income associated with the customer list. The future excess earnings were discounted to the present value by a risk-adjusted discount rate of 12.0%, in order to determine the fair value of the customer list.

The Relief-from-Royalty Method was used to determine the fair value of the trade name. Considering comparable companies and the Company’s operation, a 1.0% royalty rate was applied in order to calculate the expected revenue attributable to the trade name.  The future cash flows were discounted to the present value by a risk-adjusted discount rate of 11.0% in order to determine the fair value of the trade name.

Amortization expense from April 26, 2012, the date the Company acquired the intangible assets, through June 30, 2012 was $497 thousand.  The Company did not record any amortization expense of intangible assets in the prior year.

NOTE 3. STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the authoritative guidance requiring the compensation cost relating to share-based payment transactions be recognized in the Company’s consolidated statements of income.

On June 21, 2010, the Company granted stock options for 426,709 shares, each with an exercise price of $11.15, in exchange for underwater stock options for 454,319 shares, which were surrendered in a stockholder approved exchange offer that expired on June 19, 2010.  The newly granted options have a ten-year contractual term and have one of two vesting terms.  Options issued in exchange for unvested surrendered options vest one year following the anniversary date of surrendered options.  Options issued in exchange for vested surrendered options vest in three equal installments on June 21, 2011, 2012 and 2013, respectively.  The exchange ratio was calculated based on the fair values of the options surrendered and issued under a value-for-value exchange.  Incremental compensation expense was not material.

Reported stock based compensation expense was classified as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Casino	$14,669	$18,503	$27,992	$39,992
Food and beverage	18,451	16,690	35,381	34,792
Hotel	4,056	3,685	8,112	7,329
Selling, general and administrative	279,690	374,081	513,867	795,727
Total stock-based compensation, before taxes	316,866	412,959	585,352	877,840
Tax benefit	(110,903)	(144,536)	(204,873)	(307,244)
Total stock-based compensation, net of tax	$205,963	$268,423	$380,479	$570,596

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

	Three Months Ended June 30,
	2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,139	$0.11	16,138	$0.22
Effect of dilutive stock options	110	—	86	—
Diluted	16,249	$0.11	16,224	$0.22

	Six Months Ended June 30,
	2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,139	$0.21	16,138	$0.32
Effect of dilutive stock options	115	—	85	(.01)
Diluted	16,254	$0.21	16,223	$0.31

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.  For the three and six months ended June 30, 2012; 1,977,059 and 1,797,061 anti-dilutive options were excluded from the computation.

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment (“ASU 2011-08”). Under the amendments in ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s financial position or results of operations.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The 18.95-acre shopping center (the “Shopping Center”) adjacent to the Atlantis is owned by Biggest Little Investments, L.P. (“BLI”).  BLI’s general partner is Maxum, L.L.C. (“Maxum”).  John Farahi, Bob Farahi and Ben Farahi each individually own non-controlling interests in BLI and Maxum.  John Farahi is Co-Chairman of the Board, Chief Executive Officer, Secretary, and a Director of Monarch.  Bob Farahi is Co-Chairman of the Board, President, and a Director of Monarch. Until May 23, 2006, Ben Farahi was the Co-Chairman of the Board, Secretary, Treasurer, Chief Financial Officer and a Director of Monarch.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004.  As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every year beginning in the 61st month based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for three individual five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased driveway section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center.  The Company paid approximately $85,200 and $170,400 plus common area maintenance charges for its leased driveway space at the Shopping Center during the three and six months ended June 30, 2012 and $85,200 and $170,400 plus common area maintenance charges for the three and six months ended June 30, 2011.

The Company occasionally leases billboard advertising space from affiliates of its controlling stockholders and paid $36,000 and $89,800 for the three and six months ended June 30, 2012, respectively, and paid $34,200 and $67,600 for the three and six months ended June 30, 2011, respectively.

NOTE 7.  LONG-TERM DEBT

Old Credit Facility

Until November 15, 2011 the Company had a reducing revolving term loan credit facility with a consortium of banks (the “Old Credit Facility”) for $60 million.  The Old Credit Facility was to be utilized by the Company for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.  The Old Credit Facility was replaced on November 15, 2011 by the New Credit Facility.

The maturity date of the Old Credit Facility was January 20, 2012.  Borrowings under the Old Facility were secured by liens on substantially all of the real and personal property of the Atlantis and were guaranteed by the Company.

New Credit Facility

The New Credit Facility was entered into by the Company for financing the acquisition of Riviera Black Hawk, Inc., and working capital needs, general corporate purposes and for ongoing capital expenditure requirements.  The maximum available borrowings under the New Credit Facility are $100 million (see NOTE 9).

The maturity date of the New Credit Facility is November 15, 2016.  Borrowings are secured by liens on substantially all of the real and personal property of Monarch, Golden Road, and Monarch Growth (which holds the operations, assets and liabilities of Riviera Black Hawk, Inc.).

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

As of June 30, 2012, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 3.25:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.15:1.  As of June 30, 2012, the Company’s leverage ratio and fixed charge coverage ratios were 2.3:1 and 25.9:1, respectively.

The maximum principal available under the New Credit Facility is reduced by 1.5% per quarter beginning in the third quarter of 2013.  The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.  Maturities of the Company’s borrowings for each of the next three years and thereafter as of June 30, 2012 are as follows (amounts in thousands):

Year	Maturities
2013	$—
2014	—
2015	—
Thereafter	88,000
$88,000

The Company may prepay borrowings under the New Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period).  Amounts prepaid may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

The Company paid various one-time fees and other loan costs which totaled $1.6 million upon the closing of the New Credit Facility that are being amortized over the term of the New Credit Facility using the straight-line method which approximates the effective interest method.

At June 30, 2012, the Company had $88.0 million outstanding under the New Credit Facility.  At that time the Company’s leverage ratio was such that pricing for borrowings under the New Facility was LIBOR plus 2.250%.  At June 30, 2012 the one-month LIBOR interest rate was 0.25%.  The carrying value of the debt outstanding under the New Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

NOTE 8.  TAXES

Income Taxes

For the six months ended June 30, 2012 and 2011, the Company’s effective tax rates were 35.6% and 35.0%, respectively. The effective tax rate for the six months ended June 30, 2012 varied from the prior period because of the impact of the acquisition of the Riviera Black Hawk Casino (see NOTE 9) which pays Colorado state tax.  All other items that impact the effective tax rate are generally consistent from year to year.

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid, over the period April 1997 through March 2000 and the period February 2005 through June 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino property. We estimate the requested refund to be approximately $1.5 million, excluding interest.  We have not recognized any of these refund amounts.

In February 2012, the Department issued a policy directive, requesting that affected taxpayers begin collecting and remitting sales tax on complimentary meals and employee meals effective February 2012 and on June 25, 2012, the Nevada Tax Commission adopted regulations providing for a similar requirement, which regulations have not yet been made effective.  As such we have accrued the resultant tax of $178 thousand for both the three and six month periods ended June 30, 2012.

We believe this policy directive, and possibly, the new regulations, contradict the March 27, 2008 Nevada Supreme Court decision, and we believe each are being challenged by several affected parties.

NOTE 9. RIVIERA BLACK HAWK ACQUISITION TRANSACTION

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

On April 26, 2012 (the “Closing”) Monarch completed the acquisition of Riviera Black Hawk.  Monarch paid $76 million (the “Purchase Price”), subject to certain post-Closing working capital adjustments.  At Closing, Seller paid substantially all of Riviera Black Hawk’s indebtedness and left Monarch $2.1 million of net working capital.  In order to fund the Purchase Price and related transaction costs, Monarch borrowed $72.3 million under its New Credit Facility (see NOTE 7).  $2.28 million of the Purchase Price was escrowed to secure the Seller’s indemnification obligations under the Purchase Agreement.

The acquisition was treated as a purchase transaction. Accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The final allocation of the purchase price will be completed by December 31, 2012. In establishing its preliminary purchase price allocation, the Company obtained a third-party valuation of the assets acquired and liabilities assumed, and preliminarily assigned the following values based upon the Company’s review of the third-party valuation (amounts in thousands):

Cash consideration	$75,885
Liabilities assumed by Monarch	3,505
Working capital adjustment	604
Total consideration	$79,994

The preliminary allocation of pro forma purchase price is as follows (in thousands):

Tangible Assets:
Current assets	$6,241
Land	8,700
Site improvements	30
Building improvements	15,200
Furniture and equipment	5,737
Total tangible assets	35,908
Intangible Assets:
Customer list	10,490
Trade name	1,590
Goodwill	26,576
Total intangible assets	38,656
Deferred tax asset	5,430
Total assets	$79,994

The Company recognized $1.6 million and $1.7 million of acquisition related cost in the three and six month periods ended June 30, 2012, respectively.

The amounts of net revenue and operating income of Riviera Black Hawk Casino included in the Company’s unaudited condensed consolidated statement of income, since the Closing, after elimination of intercompany transactions, for the three month period ended June 30, 2012 are as follows (amounts in thousands except per share amounts):

Net revenues	$9,549
Income from operations	$1,643
Net income	$1,018
Basic earnings per common share	$0.06
Diluted earnings per common share	$0.06

The pro forma consolidated results of operations, as if the acquisition of Riviera Black Hawk had occurred on January 1, 2011 and 2012, are as follows (amounts in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Pro forma:
Net revenues	$49,079	$49,714	$95,923	$95,274
Income from operations	$3,661	$7,270	$7,770	$11,615
Net income	$2,119	$5,117	$5,104	$8,270
Basic earnings per share	$0.13	$0.32	$0.31	$0.52
Diluted earnings per share	$0.13	$0.32	$0.31	$0.51

NOTE 10. SEGMENT INFORMATION

We have defined two reportable operating segments:  the Atlantis and Rivera Black Hawk.  We use Adjusted EBITDA (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to net income for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net revenues:
Atlantis	$36,292,531	$37,159,873	$70,922,623	$70,445,689
Riviera Black Hawk (a)	9,549,251	—	9,549,251	—
Total net revenue	$45,841,782	$37,159,873	$80,471,874	$70,445,689

Adjusted EBITDA (b)
Atlantis	$7,767,747	$10,233,788	$15,588,817	$18,117,812
Riviera Black Hawk (a)	2,546,186	—	2,546,186	—
	10,313,933	10,233,788	18,135,003	18,117,812
Corporate and other expense (c)	(726,499)	(716,032)	(1,977,130)	(2,084,350)
Total Adjusted EBITDA	$9,587,434	$9,517,756	$16,157,873	$16,033,462
Expenses:
Stock based compensation	(316,866)	(412,959)	(585,352)	(877,840)
Depreciation and amortization	(4,260,205)	(3,436,015)	(7,635,289)	(6,830,401)
Acquisition expense	(1,625,930)	—	(1,700,521)	—
Interest expense	(577,000)	(194,746)	(905,661)	(483,268)
Provision for income taxes	(1,014,675)	(1,915,900)	(1,896,925)	(2,744,671)
Net income	$1,792,758	$3,558,136	$3,434,125	$5,097,282

	June 30, 2012	December 31, 2011
Assets:
Atlantis	$153,549,688	$171,303,164
Riviera Black Hawk (a)	88,517,691	—
Corporate and other (d)	7,005,801	8,296,440
Total assets	$249,073,180	$179,599,604

	Six Months Ended June 30,
	2012	2011
Capital Expenditures:
Atlantis	$2,431,917	$2,465,795
Riviera Black Hawk (a)	2,670,325	—
	$5,102,242	$2,465,795

(a)	We acquired Riviera Black Hawk on April 26, 2012.

(b)	We define Adjusted EBITDA for each segment as net income plus provision for income taxes, interest expense, acquisition expense, depreciation and amortization and stock based compensation.

(c)	Corporate and other expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

(d)	Corporate assets include assets not directly related to our casino and hotel operations and the assets of our non-operating subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monarch Casino & Resort, Inc., through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”).  Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”) and Golden North, Inc. (“Golden North”), each own separate parcels of land located proximate to the Atlantis.

 Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, entered into a definitive stock purchase agreement on September 29, 2011 to purchase Riviera Black Hawk, Inc. owner of the Riviera Black Hawk Casino (collectively, “Black Hawk”).  Monarch Growth’s acquisition of Black Hawk was completed on April 26, 2012.  Monarch Growth also owns a parcel of land in Black Hawk, Colorado contiguous to the Riviera Black Hawk Casino.  Monarch was incorporated in 1993 under Nevada law for the purpose of acquiring all of the stock of Golden Road.

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) was formed on January 4, 2012 and submitted an interactive gaming license application with the Nevada Gaming Control Board and is undergoing the licensure process.  Monarch Interactive is not currently engaged in any operating activities.

Our operating assets are the Atlantis and the Riviera Black Hawk Casino.  Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and at the Atlantis, our hotel operations.  The Riviera Black Hawk Casino does not have a hotel.  We focus on delivering exceptional service and value to our guests.  Our hands-on management style focuses on customer service and cost efficiencies.

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

OPERATING RESULTS SUMMARY

Our operating results may be affected by, among other things, competitive factors, gaming tax increases, the commencement of new gaming operations, construction at our facilities, general public sentiment regarding travel, overall economic conditions affecting the disposable income of our patrons and weather conditions affecting our properties. In particular, our results for the quarter ended June 30, 2012 were impacted by non-recurring expenses in connection with the acquisition of Riviera Black Hawk, Inc.  Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis:

As in many other areas around the country, the impacts of the economic decline and weakness in Reno that began in the fourth quarter of 2007 continue to be felt in 2012.  Aggressive marketing programs by our competitors have also posed challenges to us during that time.  Furthermore, based on statistics released by the Nevada Gaming Control Board, the Reno gaming revenue market has shrunk in the aggregate.  We anticipate that the ongoing macroeconomic weakness nationally and in the Reno market, combined with aggressive marketing programs of our competitors, will continue to apply downward pressure on Atlantis revenue.

Riviera Black Hawk:

On April 26, 2012, we acquired Riviera Black Hawk, Inc., the owner of the Riviera Black Hawk Casino in Black Hawk, Colorado which is located approximately 40 miles from Denver, Colorado.  Our initial focus with the Riviera Black Hawk Casino is to maximize casino and food and beverage revenues.  There is currently no hotel on the property.  We have begun to evaluate all aspects of operations and to implement certain operational and management changes which we believe will enhance operations.  We have also begun to develop a master plan of future improvements to the Riviera Black Hawk Casino, which we expect to include, among other things, a property-wide renovation, including renovations of all casino, restaurant, public areas, improvement of casino games, and, subject to our final evaluation, construction of a new multi-story parking facility, a hotel and related property amenities.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.  Capital expenditures during the first six months of 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012	2011
Capital Expenditures:
Atlantis	$2,431,917	$2,465,795
Riviera Black Hawk (a)	2,670,325	—
	$5,102,242	$2,465,795

(a)          We acquired Riviera Black Hawk Casino on April 26, 2012.

During the six month period ended June 30, 2012 and 2011, capital expenditures at the both the Atlantis and Riviera Black Hawk consisted primarily of the acquisition of gaming equipment to upgrade and replace existing equipment and other general upgrades to their respective facilities.

STATEMENT ON FORWARD-LOOKING INFORMATION

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, development activities, legal proceedings and employee matters.  Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to compete, acquisitions of gaming properties, integration of our new property, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements.  Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our expansion, development activities, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof.  We undertake no obligation to publicly release any revisions to such forward-looking statement to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2012 and 2011

Atlantis Operations:

For the three months ended June 30, 2012, net revenue decreased to $36.3 million from $37.2 million for the same period of 2011, approximately $900 thousand or 2.4% due to lower gaming and hotel revenues combined with higher promotional allowances due to an increase in the amount of complimentary food, beverage and other services provided to casino patrons (“Complimentaries”).

The decrease in casino revenues was primarily due to lower slot revenues.  Casino operating expenses as a percentage of casino revenue increased to 38.8% as compared to 36.8% in the prior year’s second quarter primarily due to higher Complimentaries.

Food and beverage revenues increased 1.7% during the quarter driven by a 0.7% decrease in covers served offset by a 1.8% increase in the average revenue per cover.  This increase in the average revenue per cover was the result of menu price increases in response to higher food commodity costs.  These menu price increases contributed to an improvement in the food and beverage operating expenses as a percentage of food and beverage revenue from 44.9% in prior year’s second quarter to 42.7% for the current year’s second quarter.

Hotel revenue decreased due to lower hotel occupancy of 90.0% during the second quarter of 2012 compared to 93.8% during the second quarter of 2011.  We also experienced a slight increase in the average daily room rate (“ADR”) from $72.11 in the second quarter of 2011 to $72.84 in the second quarter of 2012.  Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $65.55 and $67.59 for the three month periods ended June 30, 2012 and 2011, respectively.  Hotel operating expenses as a percent of hotel revenues increased slightly to 29.2% for the second quarter of 2012 as compared to 28.6% for the second quarter of 2011 due to the decreased hotel revenue.

Promotional allowances as a percentage of gross revenues increased to 17.8% during the second quarter of 2012 from 16.4% during the second quarter of 2011.  This increase was primarily the result of increased promotional and discount programs in response to the challenging economic environment and ongoing competitor promotional and discount programs.

Riviera Black Hawk Operations:

We acquired the Riviera Black Hawk Casino on April 26, 2012.  The amounts of net revenue and operating income of Riviera Black Hawk included in the Company’s unaudited condensed consolidated statement of income, after elimination of intercompany transactions, for the three month period ended June 30, 2012 (reflecting only operations since April 26, 2012) are as follows (numbers in thousands except per share amounts):

Net revenues	$9,549
Income from operations	$1,643
Net income	$1,018
Basic earnings per common share	$0.06
Diluted earnings per common share	$0.06

Corporate and Other Expenses:

Depreciation and amortization expense increased to $4.3 million in the second quarter of 2012 as compared to $3.4 million for the second quarter of 2011 primarily due to depreciation and amortization expense related to the addition of Black Hawk.

Selling, general and administrative expense (“SG&A Expense”) for the second quarter of 2012 increased by $4.1 million, $2.8 million of which represents SG&A Expense from the Black Hawk operation for the period from the Acquisition date through June 30, 2012.  The primary drivers of the remaining $1.3 million of Atlantis operational increases are: higher marketing expense of $760 thousand,  higher bad debt expense of $250 thousand and higher use tax expense of $200 thousand related to a recent ruling from the Nevada Department of Taxation that complimentary meals are subject to use tax effective February 2012.  The Company did not recognize use tax on complimentary meals in the prior year.

During the second quarter of 2012, we incurred $1.6 million of non-recurring acquisition expense, comprised primarily of professional fees, directly related to the acquisition of Black Hawk.

Because of borrowings required to complete the Black Hawk acquisition, the balance outstanding under our New Credit Facility increased from $17.0 million at June 30, 2011 to $88.0 million at June 30, 2012.  As a result, interest expense increased from $195 thousand in the second quarter of 2011 to $577 in the second quarter of 2012.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2012 and 2011

Atlantis Operations:

For the six months ended June 30, 2012, net revenue increased slightly to $70.9 million from $70.5 million for the same period of the prior year, approximately $500 thousand or 0.7%.  A 7.8% decrease in hotel revenue and higher promotional allowances were offset by increases in casino, food and beverage and other revenues.

Casino operating expenses amounted to 39.1% for the six months ended June 20, 2012 compared to 38.7% of casino revenues for the six months ended June 30, 2011.  The increase was primarily due to the cost of increased Complimentaries.  Complimentaries expense increased primarily due to increased promotional and discount programs in response to the challenging economic environment and greater competitor promotional and discount programs.

Food and beverage revenues increased 3.3% due to a 1.9% decrease in the number of covers served offset by 4.9% increase in the average revenue per cover.  Food and beverage operating expenses amounted to 43.6% of food and beverage revenues during the 2012 six-month period, a decrease when compared to 45.6% for the same period in 2011.  This decrease was primarily the result of higher menu prices in response to higher food commodity costs.

The decrease in hotel revenues was due to lower hotel occupancy and average daily room rate (“ADR”).  Hotel occupancy decreased to 85.7% during the first six months of 2012, as compared to 88.8% during the same period in 2011.  We also experienced a decrease in the ADR from $73.23 during the first six months of 2011 to $69.63 in the same period of 2012.  Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $59.66 and $65.03  for the six month periods ended June 30, 2012 and 2011, respectively.   Hotel operating expenses as a percent of hotel revenues increased to 29.4% for the first six months of 2012 from 28.6% for the same period of 2011 due to the decreased hotel revenue.

Promotional allowances as a percentage of gross revenues increased to 17.9% for the first six months of 2012 compared to 16.8% for the same period in 2011.  This increase was primarily the result of increased promotional and discount programs that we initiated in response to the challenging economic environment and ongoing competitor promotional and discount programs.

Riviera Black Hawk Operations:

We acquired Riviera Black Hawk on April 26, 2012.  The amounts of net revenue and operating income of Riviera Black Hawk included in the Company’s unaudited condensed consolidated statement of income, after elimination of intercompany transactions, for the three month period ended June 30, 2012 (reflecting only operations since April 26, 2012) are as follows (numbers in thousands except per share amounts):

Net revenue	$9,549
Income from operations	$1,643
Net income	$1,018
Basic earnings per common share	$0.06
Diluted earnings per common share	$0.06

Corporate and Other Expenses:

Depreciation and amortization expense was $7.6 million in the first six months of 2012, $800 thousand higher than the $6.8 million in the same period last year primarily due to depreciation and amortization expense related to the addition of Black Hawk.

SG&A Expense for the first six months of 2012 increased by $4.9 million, $2.8 million of which represents SG&A Expense from the Riviera Black Hawk operation for the period from the date of the Black Hawk acquisition (April 26, 2012) through June 30, 2012.  The primary drivers of the remaining $2.1 million of Atlantis operational increases are: higher marketing expense of $1.1 million,  higher bad debt expense of $400 thousand and higher use tax expense of $200 thousand related to a recent ruling from the Nevada Department of Taxation that complimentary meals are subject to use tax effective February 2012.  The Company did not recognize use tax on complimentary meals in the prior year.

During the first six months of 2012, we incurred $1.7 million of non-recurring acquisition expense, comprised primarily of professional fees, directly related to the acquisition of Black Hawk.

During the six month period ended June 30, 2012, we incurred net borrowings under our credit facility of approximately $63 million which increased the total amount outstanding under the credit facility to $88 million.  The increase was attributable to borrowings required to complete our acquisition of Riviera Black Hawk and increased interest expense during the six month period ended June 30, 2012 to $906 thousand as compared to $483 thousand during the same period of 2011.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2012, net cash provided by operating activities totaled $11.3 million, an increase of $1.0 million or 10.0% compared to the same period last year.  This increase was primarily the result of higher accounts payable, lower prepaid expenses, changes in deferred income taxes and higher provision for bad debts all partially offset by lower net income and lower accrued expenses during the first six months of 2012 as compared to the first six months of the prior year.

Net cash used in investing activities totaled $71.8 million and $2.5 million in the six months ended June 30, 2012 and 2011, respectively.  The increase was primarily due to net cash paid to acquire Riviera Black Hawk and cash spent to acquire property and equipment.

Net cash of $63.3 million was provided by financing activities during the six months ended June 30, 2012 due primarily to borrowings made to complete the acquisition of Riviera Black Hawk, Inc.  For the six months ended June 30, 2011, net cash used by financing activities was $11.6 million.  During the first six months of 2012 and 2011, we paid $8.9 million and $11.6 million, respectively, of the outstanding balance under our credit facility described below.

On November 15, 2011, the Company amended and restated its $60 million credit facility with a new facility (the “New Credit Facility”).  The New Credit Facility was utilized by the Company for financing the acquisition of Riviera Black Hawk, Inc. and may be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.  The maximum available borrowings under the New Credit Facility are $100 million.

The maturity date of the New Credit Facility is November 15, 2016.  Borrowings are secured by liens on substantially all of the real and personal property of Monarch, Golden Road, and Monarch Growth.

The New Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments.  The New Credit Facility contains covenants requiring that the Company maintain certain financial ratios and achieves a minimum level of Earnings-Before-Interest-Taxes-Depreciation and Amortization (EBITDA) on a trailing four-quarter basis.  It also contains provisions that restrict cash transfers between Monarch and its affiliates and contains provisions requiring the achievement of certain financial ratios before the Company can repurchase common stock or pay dividends. Management does not consider the covenants to restrict normal functioning of day-to-day operations.

As of June 30, 2012, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 3.25:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.15:1.  As of June 30, 2012, the Company’s leverage ratio was 2.3:1, and the fixed charge coverage ratio was 25.9:1.

The maximum principal available under the New Credit Facility is reduced by 1.5% per quarter beginning in the third quarter of 2013.  The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.  Maturities of the Company’s borrowings for each of the three years and thereafter as of June 30, 2012 are as follows (amounts in thousands):

Year	Maturities
2012	$—
2013	—
2014	—
Thereafter	88,000
$88,000

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

At June 30, 2012, the Company had $88.0 million outstanding under the New Credit Facility.  At that time its leverage ratio was such that pricing for borrowings under the New Facility was LIBOR plus 2.250%.  At June 30, 2012 the one-month LIBOR interest rate was 0.25%.   The carrying value of the debt outstanding under the New Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis.  The Shopping Center is controlled by an entity whose owners include our controlling stockholders.  As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every year beginning in the 61st month based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three individual five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $170,400 in lease payments for the leased driveway space at the Shopping Center during the six month period ended June 30, 2012.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of June 30, 2012 and the next five years and thereafter are as follows:

	Payments Due by Period (d)
		less than	1 to 3	4 to 5	more than
	Total	1 year	years	years	5 years
Contractual Cash Obligations:
Operating Leases(a)	$2,728,000	$415,500	$740,000	$740,000	$832,500
Borrowings Under New Credit Facility (b)	88,000,000	—	—	88,000,000	—
Purchase Obligations(c)	9,095,700	9,095,700	—	—	—
Total Contractual Cash Obligations	$99,823,700	$9,511,200	$740,000	$88,740,000	$832,500

(a) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis.

(b) The amount represents outstanding draws against our New Credit Facility (see “LIQUIDITY AND CAPITAL RESOURCES” above) as of June 30, 2012.

(c) Purchase obligations represent approximately $4.5 million of commitments related to capital projects and approximately $4.6 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and construction commitments, approximately $4.6 million are cancelable by us upon providing a 30-day notice.

(d) Because interest payments under our New Facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: 1) future short-term interest rates; 2) our future leverage ratio which varies with EBITDA and our borrowing levels and 3) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our New Credit Facility is LIBOR, or a base rate (as defined in the New Facility agreement), plus an interest rate margin ranging from 0.25% to 2.50% depending on our leverage ratio and whether LIBOR or a base rate is utilized.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At June 30, 2012 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.250%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of June 30, 2012 that are subject to market risk.  As of June 30, 2012 we had $88.0 million of outstanding debt under our New Credit Facility, all of which was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the New Credit Facility at June 30, 2012 would result in a change in our annual interest cost of approximately $880,000.

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

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.  The material changes to those risk factors during the six months ended June 30, 2012 are found below.

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

WE FACE RISKS ASSOCIATED WITH GROWTH AND INTEGRATION

In April 2012, we consummated the acquisition of Riviera Black Hawk.  The expansion of our operations, whether through acquisitions, development or internal growth, could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to develop or profitably manage our additional operations or successfully integrate such operations into our existing operations without substantial costs, delays or other problems.  Additionally, there can be no assurance that we will receive necessary licenses or approvals for expansion and development projects currently being contemplated.

We could face significant challenges in managing and integrating our expanded or combined operations. The integration of Rivera Black Hawk will require the dedication of management resources that may temporarily divert attention from the Atlantis. The process of integrating the Riviera Black Hawk, if not successful could have a material adverse effect on our business, financial condition and results of operations.

Management of new properties, especially in new geographic areas, may require that we increase our management resources. Our ability to achieve our objectives in connection with our acquisition may be highly dependent on, among other things, our ability to retain or train capable executives.  We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions. We also cannot assure you that the acquired business will generate returns consistent with our expectations.

The occurrence of some or all of the above described events could have a material adverse effect on our business, financial condition and results of operations.

OUR EXPANSION AND RENOVATION PROJECTS MAY FACE SIGNIFICANT RISKS INHERENT IN CONSTRUCTION PROJECTS.

We expect to commence expansion and renovation projects at Riviera Black Hawk in the future.

Such projects and any other development projects we may undertake will be subject to the many risks inherent in the expansion or renovation of an existing enterprise or construction of a new enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects. Our current and future projects could also experience:

•                  delays and significant cost increases;

•                  shortages of materials;

•                  shortages of skilled labor or work stoppages;

•                  poor performance or nonperformance by any third parties on whom we place reliance;

•                  unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems; and

•                  weather interference, floods, fires or other casualty losses.

The completion dates of any of our projects could differ significantly from expectations for construction-related or other reasons.

In addition, actual costs and construction periods for any of our projects can differ significantly from initial expectations. Our initial project costs and construction periods will be based upon budgets, conceptual design documents and construction schedule estimates prepared at inception of the project in consultation with architects and contractors. Many of these costs can increase over time as the project is built to completion.

The cost of any project may vary significantly from initial budget expectations and we may have a limited amount of capital resources to fund cost overruns. If we cannot finance cost overruns on a timely basis, the completion of one or more projects may be delayed until adequate funding is available. We can provide no assurance that any project will be completed on time, if at all, or within established budgets, or that any project will result in increased earnings to us. Significant delays, cost overruns, or failures of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

OUR EXPANSION AND RENOVATION PROJECTS MAY FACE SIGNIFICANT RISKS INHERENT IN CONSTRUCTION PROJECTS OR IMPLEMENTING A NEW MARKETING STRATEGY, INCLUDING RECEIPT OF NECESSARY GOVERNMENT APPROVALS

Certain permits, licenses and approvals necessary for some of our anticipated projects have not yet been obtained. The scope of the approvals required for expansion or renovation projects can be extensive and may include gaming approvals, state and local land-use permits and building and zoning permits. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay the scheduled openings of the facilities. We may not obtain the necessary permits, licenses and approvals within the anticipated time frames, or at all.

In addition, although we will design our projects to minimize disruption of our existing business operations, expansion and renovation projects require, from time to time, all or portions of affected existing operations to be closed or disrupted.  Any significant disruption in operations of a property could have a significant adverse effect on our business, financial conditions and results of operations.

IF WE ARE UNABLE TO FINANCE OUR EXPANSION AND RENOVATION PROJECTS, AS WELL AS OTHER CAPITAL EXPENDITURES, THROUGH CASH FLOW FROM OPERATIONS, BORROWINGS UNDER OUR NEW CREDIT FACILITY AND ADDITIONAL FINANCINGS, OUR EXPANSION AND RENOVATION EFFORTS WILL BE JEOPARDIZED

We intend to finance our future expansion and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under our New Credit Facility, and debt financings. If we are unable to finance our future expansion and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion and renovation projects as well as other capital expenditures, selling assets, restructuring debt, considering obtaining equity financing or joint venture partners, or modifying our New Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.

In the past few years there have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. We anticipate that funding for any of our expansion projects would come from cash flows from operations and availability under our New Credit Facility (to the extent that availability exists under our New Credit Facility, as applicable, after we meet our working capital needs).

If availability under our New Credit Facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for projects, limit the scope of, or defer such projects, or cancel the projects altogether. In the event that capital markets do not improve and we are unable to access capital with more favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project.

WE OWN FACILITIES THAT ARE LOCATED IN AREAS THAT EXPERIENCE EXTREME WEATHER CONDITIONS

Extreme weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas.  Snowstorms, other adverse weather conditions or forest or range fires may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas.   If there is a prolonged disruption at either our Atlantis or Riviera Black Hawk properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.

While we maintain insurance coverage that may cover certain of the costs and loss of revenue that we incur as a result of some extreme weather conditions, our coverage is subject to deductibles and limits on maximum benefits. There can be no assurance that we will be able to fully collect, if at all, on any claims resulting from extreme weather conditions. If any of our properties are damaged or if their operations are disrupted as a result of extreme weather in the future, or if extreme weather adversely impacts general economic or other conditions in the areas in which our properties are located or from which they draw their patrons, our business, financial condition and results of operations could be materially adversely affected.

WE ARE SUBJECT TO ENVIRONMENTAL LAWS AND POTENTIAL EXPOSURE TO ENVIRONMENTAL LIABILITIES

We are subject to various federal, state and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and nonhazardous substances and wastes. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions. As we acquire properties, we may not know the full level of exposure that we may have undertaken despite appropriate due diligence.

We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. The Riviera Black Hawk property is located within an area of historic mining activity and near superfund sites that have been the subject of state and federal clean-up actions. Although the Riviera Black Hawk is not part of a superfund site, the fact that such sites are in the vicinity and that mining activities occurred throughout the area, it is possible that as a result of our ownership and operation of Riviera Black Hawk (on which mining may have occurred in the past), we may incur costs related to this matter in the future. Furthermore, there may have been soil or groundwater contamination at certain of our properties resulting from current or former operations. None of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

ITEM 6. EXHIBITS

Exhibit No	Description
10.1

Trademark and Domain Name License Agreement, dated as of April 26, 2012, by and between Riviera Operating Corporation and Riviera Black Hawk, Inc., is incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2012.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: August 9, 2012	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)