Form 10-Q
period 2012-09-30
MONARCH CASINO & RESORT INC
filed 2012-11-08
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,141,492 shares
Class	Outstanding at October 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Monarch Casino & Resort, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Casino	$38,448,040	$24,147,082	$98,496,155	$73,436,721
Food and beverage	12,666,803	11,071,950	35,362,881	32,097,706
Hotel	6,174,337	6,332,818	15,847,957	16,827,480
Other	2,306,289	1,997,541	6,688,929	5,827,587
Gross revenues	59,595,469	43,549,391	156,395,922	128,189,494
Less promotional allowances	(11,733,758)	(7,375,005)	(29,687,525)	(21,569,419)
Net revenues	47,861,711	36,174,386	126,708,397	106,620,075
Operating expenses
Casino	14,386,595	9,573,416	37,548,779	28,639,455
Food and beverage	4,973,984	5,228,370	14,658,215	14,820,495
Hotel	1,478,601	1,554,277	4,327,991	4,551,768
Other	784,576	723,890	2,253,133	2,177,067
Selling, general and administrative	14,269,691	11,671,842	40,367,996	33,853,077
Depreciation and amortization	4,647,002	3,314,598	12,282,291	10,144,999
Adventure Inn demolition	—	3,519,148	—	3,519,148
Acquisition expense	454,701	437,400	2,155,522	437,400
Total operating expenses	40,995,150	36,022,941	113,593,927	98,143,409
Income from operations	6,866,561	151,445	13,114,470	8,476,666
Other expenses
Interest expense	(479,772)	(160,237)	(1,396,632)	(643,505)
Total other expense	(479,772)	(160,237)	(1,396,632)	(643,505)
Income (loss) before income taxes	6,386,789	(8,792)	11,717,838	7,833,161
(Provision) benefit for income taxes	(2,249,708)	20,071	(4,146,633)	(2,724,600)
Net income	$4,137,081	$11,279	$7,571,205	$5,108,561

Earnings per share of common stock
Net income
Basic	$0.26	$0.00	$0.47	$0.32
Diluted	$0.25	$0.00	$0.47	$0.31

Weighted average number of common shares and potential common shares outstanding
Basic	16,141,492	16,138,158	16,139,582	16,138,158
Diluted	16,234,158	16,234,443	16,248,588	16,226,844

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,009,507	$13,582,659
Receivables, net	2,367,304	2,299,847
Federal income tax receivable	282,472	—
Inventories	2,139,202	2,165,109
Prepaid expenses	2,805,293	6,198,882
Deferred income taxes	554,612	615,912
Total current assets	25,158,390	24,862,409
Property and equipment
Land	27,914,847	19,214,847
Land improvements	6,389,279	6,359,279
Buildings	150,843,298	135,643,298
Building improvements	11,564,850	11,575,883
Furniture and equipment	130,874,200	117,300,741
Leasehold improvements	1,346,965	1,346,965
	328,933,439	291,441,013
Less accumulated depreciation and amortization	(149,202,728)	(138,227,868)
Net property and equipment	179,730,711	153,213,145
Other assets
Goodwill	26,575,592	—
Intangible assets, net	10,893,580	—
Deferred tax asset	3,965,414	—
Other assets, net	1,295,859	1,524,050
Total other assets	42,730,445	1,524,050
Total assets	$247,619,546	$179,599,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,108,497	$8,693,395
Accrued expenses	17,372,276	13,829,540
Federal income taxes payable	—	768,640
Total current liabilities	26,480,773	23,291,575
Long-term debt	82,100,000	24,680,000
Deferred income taxes	—	1,112,049
Total liabilities	108,580,773	49,083,624
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,141,492 outstanding at September 30, 2012 and 16,138,158 at December 31, 2011	190,963	190,963
Additional paid-in capital	34,044,230	33,178,345
Treasury stock, 2,954,808 shares at September 30, 2012 and 2,958,142 at December 31, 2011, at cost	(48,455,960)	(48,541,663)
Retained earnings	153,259,540	145,688,335
Total stockholders’ equity	139,038,773	130,515,980
Total liability and stockholder’s equity	$247,619,546	$179,599,604

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$7,571,205	$5,108,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,282,291	10,144,999
Amortization of deferred loan costs	228,191	193,184
Share based compensation	938,251	1,238,972
Provision for bad debts	84,913	(81,595)
(Gain) loss on disposal and demolition of assets	(3,279)	3,428,500
Deferred income taxes	414,850	225,079
Changes in operating assets and liabilities:
Receivables	(34,370)	869,427
Inventories	118,907	(23,527)
Prepaid expenses	284,589	(298,772)
Accounts payable	148,455	(2,297,479)
Accrued expenses	(299,619)	(236,478)
Federal income taxes	(1,051,112)	(700,479)
Net cash provided by operating activities	20,683,272	17,570,392
Cash flows from investing activities:
Proceeds from sale of assets	11,200	1,500
Acquisition of property and equipment	(7,954,355)	(3,831,301)
Net cash paid for the Riviera Black Hawk acquisition	(66,746,605)	—
Acquisition deposit	—	(3,800,000)
Net cash used in investing activities	(74,689,760)	(7,629,801)
Cash flows from financing activities:
Proceeds from exercise of stock options	13,336	—
Principal payments on long-term debt	(17,040,000)	(16,600,000)
Proceeds from line of credit	74,460,000	4,000,000
Loan commitment fees	—	(240,419)
Net cash provided by (used in) financing activities	57,433,336	(12,840,419)
Net increase (decrease) in cash	3,426,848	(2,899,828)
Cash and cash equivalents at beginning of period	13,582,659	13,800,604
Cash and cash equivalents at end of period	$17,009,507	$10,900,776

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,089,870	$395,592
Cash paid for income taxes	$5,500,000	$3,200,000
Non cash transaction - reduction of jackpot liability	$—	$638,865

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Monarch Casino & Resort, Inc., was incorporated in 1993 and through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”).  Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”) and Golden North, Inc. (“Golden North”), each own separate parcels of land located proximate to the Atlantis.  Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, acquired Riviera Black Hawk, Inc., owner of the Riviera Black Hawk Casino (collectively “Black Hawk”).  Monarch Growth’s acquisition of Riviera Black Hawk, Inc. was completed on April 26, 2012.  Monarch Growth also owns a parcel of land in Black Hawk, Colorado contiguous to the Riviera Black Hawk Casino.

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) was formed on January 4, 2012 and received approval from the Nevada Gaming Commission on August 23, 2012 for a license as an operator of interactive gaming.  Before the license can be issued, a number of conditions must be met, within six months of the approval, and before operations can commence, the Company must enter into contracts with a licensed interactive gaming service provider with an approved system.  None of these conditions have occurred, and Monarch Interactive is not currently engaged in any operating activities.  In Nevada, legal interactive gaming is currently limited to intrastate poker.

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

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Segment Reporting:

We have defined two reportable segments, (see NOTE 10), based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as our Chief Executive Officer, Chief Operating Officer and our Chief Financial Officer. Our chief operating decision maker organizes and manages our business primarily on the basis of Adjusted EBITDA (see NOTE 10).

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

Intangible assets consist of the following at September 30, (in thousands except years):

	Estimated Average Life
	(years)	2012
Customer list	9	$10,490
Trade name	1	1,590
Total Intangible assets		12,080
Less accumulated amortization:
Trade name		(684)
Customer list		(502)
Total accumulated amortization		(1,186)
Intangible assets, net	7.9	$10,894

Estimated amortization expense for the three months ending December 31, 2012 and the years ending December 31, 2013 through 2016 and thereafter is as follows:

(numbers in thousands)
2012	$689
2013	1,673
2014	1,166
2015	1,166
2016	1,166
Thereafter	5,034
Total	$10,894

In connection with business combination accounting, the Company recognized $1.6 million in a trade name related to the Riviera name, which will be amortized on a straight-line basis over the twelve months following the date Monarch acquired Black Hawk, April 26, 2012, as the Company plans to change the Riviera name. Customer lists were valued at $10.5 million, representing the value associated with the future potential customer revenue production and are being amortized on a straight-line basis over nine years.

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

Amortization expense for the three and nine months ended September 30, 2012 was $689 thousand and $1.2 million, respectively.  The Company did not record any amortization expense of intangible assets in the prior year.

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

Reported stock based compensation expense was classified as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Casino	$17,033	$20,761	$45,025	$60,753
Food and beverage	17,829	16,870	53,209	51,663
Hotel	5,095	4,769	13,207	12,098
Selling, general and administrative	312,943	318,730	826,810	1,114,458
Total stock-based compensation, before taxes	352,900	361,130	938,251	1,238,972
Tax benefit	(123,515)	(125,565)	(328,388)	(430,790)
Total stock-based compensation, net of tax	$229,385	$235,565	$609,863	$808,182

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

	Three Months Ended September 30,
	2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,141	$0.26	16,138	$0.00
Effect of dilutive stock options	93	(.01)	96	—
Diluted	16,234	$0.25	16,234	$0.00

	Nine Months Ended September 30,
	2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,140	$0.47	16,138	$0.32
Effect of dilutive stock options	109	—	89	(0.01)
Diluted	16,249	$0.47	16,227	$0.31

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.  For the calculation of earnings per share for the nine months ended September 30, 2012 and 2011; 2,164,055 and 1,754,832, respectively, were excluded.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (ASC Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 amends the impairment test for indefinite-lived intangible assets by allowing companies to first assess the qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset might be impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The changes to the ASC as a result of this update are effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (January 1, 2013 for the Company).  The Company does not expect that the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The 18.95-acre shopping center (the “Shopping Center”) adjacent to the Atlantis is owned by Biggest Little Investments, L.P. (“BLI”).  BLI’s general partner is Maxum, L.L.C. (“Maxum”).  John Farahi, Bob Farahi and Ben Farahi each individually own non-controlling interests in BLI and Maxum.  John Farahi is Co-Chairman of the Board, Chief Executive Officer and a Director of Monarch.  Bob Farahi is Co-Chairman of the Board, President, Secretary and a Director of Monarch. Until May 23, 2006, Ben Farahi was the Co-Chairman of the Board, Secretary, Treasurer, Chief Financial Officer and a Director of Monarch.

In addition, a driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004.  As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every year beginning in the 61st month based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for three individual five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased driveway section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center.  The Company paid approximately $85,200 and $255,600 plus common area maintenance charges for its leased driveway space at the Shopping Center during the three and nine months ended September 30, 2012 and $85,200 and $255,600  plus common area maintenance charges for the three and nine months ended September 30, 2011.

The Company occasionally leases billboard advertising space from affiliates of its controlling stockholders and paid $10,900 and $100,700 for the three and nine months ended September 30, 2012, respectively, and paid  $19,900 and $87,500 for the three and nine months ended September 30, 2011, respectively.

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

The New Credit Facility contains covenants customary and typical for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments.  The New Credit Facility contains covenants requiring that the Company maintains certain financial ratios and achieves a minimum level of Earnings-Before-Interest-Taxes-Depreciation and Amortization, share based compensation expense and other  non-cash charges (Adjusted EBITDA) on a trailing four-quarter basis.  It also contains provisions that restrict cash transfers between Monarch and its affiliates and contains provisions requiring the achievement of certain financial ratios before the Company can repurchase common stock or pay dividends. Management does not consider the covenants to restrict normal functioning of day-to-day operations.

As of September 30, 2012, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 3.25:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1.  As of September 30, 2012, the Company’s leverage ratio and fixed charge coverage ratios were 2.03:1 and 19.1:1, respectively.

The maximum principal available under the New Credit Facility is reduced by 1.5% per quarter beginning in the third quarter of 2013.  The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.  Maturities of the Company’s borrowings for each of the next three years and thereafter as of September 30, 2012 are as follows (amounts in thousands):

Year	Maturities
2013	$—
2014	—
2015	—
Thereafter	82,100
$82,100

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

At September 30, 2012, the Company had $82.1 million outstanding under the New Credit Facility.  At that time the Company’s leverage ratio was such that pricing for borrowings under the New Facility was LIBOR plus 2.250%.  At September 30, 2012 the one-month LIBOR interest rate was

0.21%.   The carrying value of the debt outstanding under the New Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

NOTE 8.  TAXES

Income Taxes

For the nine months ended September 30, 2012 and 2011, the Company’s effective tax rates were 35.4% and 34.8%, respectively. The effective tax rate for the nine months ended September 30, 2012 varied from the prior period because of the impact of the acquisition of the Riviera Black Hawk Casino (see NOTE 9) which pays Colorado state tax.  All other items that impact the effective tax rate are generally consistent from year to year.

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

In February 2012, the Department issued a policy directive, requesting that affected taxpayers begin collecting and remitting sales tax on complimentary meals and employee meals effective February 2012 and on June 25, 2012, the Nevada Tax Commission adopted regulations providing for a similar requirement, which regulations have not yet been made effective.   As such we have accrued the resultant tax of $296 as of September 30, 2012.

We believe this policy directive, and possibly, the new regulations, contradict the March 27, 2008 Nevada Supreme Court decision, and we believe each are being challenged by several affected parties.

IRS Exam Settlement

Tax years 2006 forward were subject to examination by the Internal Revenue Service (the “IRS”).  During 2009, the IRS began its field examination (the “Examination”) of the Company’s 2006, 2007 and 2008 tax returns.  The issues for consideration in the Examination were temporary differences related to the appropriate recovery periods applicable to certain assets.  In 2010, the Company received the results of the Examination of its 2006 through 2008 U.S. federal income tax returns and subsequently filed an appeal of the Examination findings with the Appellate Division of the IRS.  In connection with that appeal, the Company agreed to extend the statute of limitations for its 2006, 2007 and 2008 tax returns to December 31, 2012 to allow the IRS adequate time to consider its response in the appeals process.  During the three month period ended September 30, 2012, the Company settled with the IRS and paid $1.1 million related to the Examination.

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

The Company recognized $455 thousand and $2.2 million of acquisition related cost in the three and nine month periods ended September 30, 2012, respectively.

The amounts of net revenue and operating income of Riviera Black Hawk Casino included in the Company’s unaudited condensed consolidated statement of income, since the Closing, after elimination of intercompany transactions, for the nine month period ended September 30, 2012 are as follows (amounts in thousands except per share amounts):

Net revenues	$18,956
Income from operations	$4,344
Net income	$2,693
Basic earnings per common share	$0.17
Diluted earnings per common share	$0.17

The pro forma consolidated results of operations, as if the acquisition of Riviera Black Hawk had occurred on January 1, 2011 and 2012, are as follows (amounts in thousands except per share amounts):

	Nine Months Ended
	September 30,
	2012	2011
Pro forma:
Net revenues	$139,394	$136,687
Income from operations	$14,647	$13,816
Net income	$9,241	$10,536
Basic earnings per share	$0.57	$0.66
Diluted earnings per share	$0.57	$0.64

NOTE 10. SEGMENT INFORMATION

We have defined two reportable operating segments:  the Atlantis and Rivera Black Hawk.  We use Adjusted EBITDA (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to net income for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net revenues:
Atlantis	$36,830,127	$36,174,386	$107,752,749	$106,620,075
Black Hawk (a)	11,031,584	—	18,955,648	—
Total net revenue	$47,861,711	$36,174,386	$126,708,397	$106,620,075

Adjusted EBITDA (b):
Atlantis	$9,170,407	$8,602,316	$25,177,650	$27,217,220
Black Hawk (a)	4,085,155	—	6,631,341	—
	13,255,562	8,602,316	31,808,991	27,217,220
Corporate and other expense (c)	(934,398)	(818,595)	(3,318,457)	(3,400,035)
Total Adjusted EBITDA	$12,321,164	$7,783,721	$28,490,534	$23,817,185

Expenses:
Stock based compensation	(352,900)	(361,130)	(938,251)	(1,238,972)
Depreciation and amortization	(4,647,002)	(3,314,598)	(12,282,291)	(10,144,999)
Acquisition expense	(454,701)	(437,400)	(2,155,522)	(437,400)
Adventure Inn demolition	—	(3,519,148)	—	(3,519,148)
Interest expense	(479,772)	(160,237)	(1,396,632)	(643,505)
(Provision) benefit for income taxes	(2,249,708)	20,071	(4,146,633)	(2,724,600)
Net income	$4,137,081	$11,279	$7,571,205	$5,108,561

	September 30, 2012	December 31, 2011
Assets:
Atlantis	$148,995,874	$171,303,164
Black Hawk (a)	90,254,483	—
Corporate and other (d)	8,369,189	8,296,440
Total assets	$247,619,546	$179,599,604

	Nine Months Ended September 30,
	2012	2011
Capital Expenditures:
Atlantis	$3,882,410	$3,831,301
Black Hawk (a)	4,071,945	—
	$7,954,355	$3,831,301

(a)         We acquired Black Hawk on April 26, 2012.

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

Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, acquired Riviera Black Hawk, Inc. owner of the Riviera Black Hawk Casino (collectively, “Black Hawk”) on April 26, 2012.  Monarch Growth also owns a parcel of land in Black Hawk, Colorado contiguous to the Riviera Black Hawk Casino.  Monarch was incorporated in 1993 under Nevada law for the purpose of acquiring all of the stock of Golden Road.

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) was formed on January 4, 2012 and received approval from the Nevada Gaming Commission on August 23, 2012 for a license as an operator of interactive gaming.  Before the license can be issued, a number of conditions must be met, within six months of the approval, and before operations can commence, the Company must enter into contracts with a licensed interactive gaming service provider with an approved system.  None of these conditions have occurred, and Monarch Interactive is not currently engaged in any operating activities.  In Nevada, legal interactive gaming is currently limited to intrastate poker.

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

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

OPERATING RESULTS SUMMARY

Our operating results may be affected by, among other things, competitive factors, gaming tax increases, the commencement of new gaming operations, construction at our facilities, general public sentiment regarding travel, overall economic conditions and governmental policies affecting the disposable income of our patrons and weather conditions affecting our properties.  In particular, our results for the quarter ended September 30, 2012 were impacted by non-recurring expenses in connection with the acquisition of Riviera Black Hawk, Inc.  Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

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

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.  Capital expenditures during the first nine months of 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011
Capital Expenditures:
Atlantis	$3,882,410	$3,831,301
Black Hawk (a)	4,071,945	—
	$7,954,355	$3,831,301

(a)         We acquired Riviera Black Hawk on April 26, 2012.

During the nine month period ended September 30, 2012 and 2011, capital expenditures at both the Atlantis and Riviera Black Hawk consisted primarily of the acquisition of gaming equipment to upgrade and replace existing equipment and other general upgrades to their respective facilities.

STATEMENT ON FORWARD-LOOKING INFORMATION

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, development activities, legal proceedings and employee matters.  Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to compete, acquisitions of gaming properties, integration of our new property, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, changes in taxation, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements.  Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our expansion, development activities, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof.  We undertake no obligation to publicly release any revisions to such forward-looking statement to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2012 and 2011

Atlantis Operations:

For the three months ended September 30, 2012, net revenue increased to $36.8 million from $36.2 million for the same period of 2011, approximately $656 thousand or 1.8% due to higher gaming and food and beverage revenues combined with higher promotional allowances due to an increase in the amount of complimentary food, beverage and other services provided to casino patrons (“Complimentaries”).

The increase in casino revenues was primarily due to higher slot revenues.  Casino operating expenses as a percentage of casino revenue decreased to 39.0% as compared to 39.6% in the prior year’s third quarter primarily due to higher casino net revenue partially offset by higher Complimentaries.

Food and beverage revenues increased 2.0% during the quarter driven by a 1.4% increase in covers served combined with a 0.1% increase in the average revenue per cover.  This increase in the average revenue per cover was the result of menu price increases in response to higher food commodity costs.  These menu price increases contributed to an improvement in the food and beverage operating expenses as a percentage of food and beverage revenue from 47.2%  in prior year’s third quarter to 41.5% for the current year’s third quarter.

Hotel revenue decreased due to lower average daily room rate (“ADR”) of $78.02 for the third quarter of 2012 compared to $82.10 in the third quarter of 2011.  This lower ADR was partially offset by higher hotel occupancy of 97.4% during the third quarter of 2012 compared to 94.9% during the third quarter of 2011.  Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $76.03 and $77.92 for the three month periods ended September 30, 2012 and 2011, respectively.  Hotel operating expenses as a percent of hotel revenues decreased slightly to 23.9% for the third quarter of 2012 as compared to 24.5% for the third quarter of 2011 due to the miscellaneous expense reductions.

Promotional allowances as a percentage of gross revenues increased to 18.5% during the third quarter of 2012 from 16.9% during the third quarter of 2011.  This increase was primarily the result of increased promotional and discount programs in response to the challenging economic environment and ongoing competitor promotional and discount programs.

Riviera Black Hawk Operations:

We acquired the Black Hawk on April 26, 2012, and therefore, no information is given for the three month period ended September 30, 2011.  The amounts of net revenue and operating income of Riviera Black Hawk included in the Company’s unaudited condensed consolidated statement of income, after elimination of intercompany transactions, for the three month period ended September 30, 2012 are as follows (numbers in thousands except per share amounts):

Net revenues	$11,032
Income from operations	$2,701
Net income	$1,675

Corporate and Other Expenses:

Depreciation and amortization expense increased to $4.7 million in the third quarter of 2012 as compared to $3.3 million for the third quarter of 2011 primarily due to depreciation and amortization expense related to the addition of Black Hawk.

Selling, general and administrative expense (“SG&A Expense”) for the 2012 third quarter increased by $2.6 million, $2.2 million of which represents SG&A Expense from the Black Hawk operation for which the third quarter of the prior year reflects no expense.  The primary drivers of the remaining $400 thousand of increased Atlantis SG&A Expense are: higher marketing expense of $740 thousand and higher use tax expense of $120 thousand partially offset by lower utilities of $245 thousand and bad debt expense of $250 thousand.  The higher use tax expense is the result of a ruling from the Nevada Department of Taxation that complimentary meals are subject to use tax effective February 2012.  Following Nevada casino industry practice, the Company did not recognize use tax on complimentary meals in the prior year.

During the third quarter of 2012, we incurred $455 thousand of non-recurring acquisition expense directly related to the acquisition of Black Hawk.

Because of borrowings required to complete the Black Hawk acquisition, the balance outstanding under our New Credit Facility increased from $16.0 million at September 30, 2011 to $82.1 million at September 30, 2012.  As a result, interest expense increased from $160 thousand in the third quarter of 2011 to $480 thousand in the third quarter of 2012.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2012 and 2011

Atlantis Operations:

For the nine months ended September 30, 2012, net revenue increased slightly to $107.8 million from $106.6 million for the same period of the prior year, approximately $1.1 million or 1.1%.  A 5.8%

decrease in hotel revenue and higher promotional allowances were offset by increases in casino, food and beverage and other revenues.

Casino operating expenses amounted to 39.0% for both the nine month periods ended September 30, 2012 and  2011.

Food and beverage revenues increased 2.8% due to a 0.8% decrease in the number of covers served offset by 3.0% increase in the average revenue per cover.  Food and beverage operating expenses amounted to 42.9% of food and beverage revenues during the first nine months of 2012, a decrease when compared to 46.2% for the same period in 2011.  This decrease was primarily the result of higher menu prices in response to higher food commodity costs.

The decrease in hotel revenues was due to lower hotel occupancy and average daily room rate (“ADR”).  Hotel occupancy decreased to 89.6% during the first nine months of 2012, as compared to 90.8% during the same period in 2011.  We also experienced a decrease in the ADR from $76.38 during the first nine months of 2011 to $72.69 in the same period of 2012.  Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $65.16 and $69.38  for the nine month periods ended September 30, 2012 and 2011, respectively.   Hotel operating expenses as a percent of hotel revenues remained relatively flat at approximately 27.0% for the first nine months of 2012 and the same period of 2011.

Promotional allowances as a percentage of gross revenues increased to 18.1% for the first nine months of 2012 compared to 16.8% for the same period in 2011.  This increase was primarily the result of increased promotional and discount programs that we initiated in response to the challenging economic environment and ongoing competitor promotional and discount programs.

Riviera Black Hawk Operations:

We acquired Riviera Black Hawk on April 26, 2012, and therefore no information is given for the nine month period ended September 30, 2011.  The amounts of net revenue and operating income of Riviera Black Hawk included in the Company’s unaudited condensed consolidated statement of income, after elimination of intercompany transactions, for the nine month period ended September 30, 2012 (reflecting only operations since April 26, 2012) are as follows (numbers in thousands except per share amounts):

Net revenues	$18,956
Income from operations	$4,344
Net income	$2,693

Corporate and Other Expenses:

Depreciation and amortization expense was $12.3 million in the first nine months of 2012, $2.2 million higher than the $10.1 million in the same period last year primarily due to depreciation and amortization expense related to the addition of Black Hawk.

SG&A Expense for the first nine months of 2012 increased by $6.5 million, $4.1 million of which represents SG&A Expense from the Black Hawk operation for the period from the date of the Black Hawk acquisition (April 26, 2012) through September 30, 2012.  The primary drivers of the remaining $2.4 million of Atlantis operational increases are:  higher marketing expense of $1.8 million, higher use tax expense of $560 thousand and higher bad debt expense of $160 thousand.  The higher use tax expense is related to a recent ruling from the Nevada Department of Taxation that complimentary meals are subject to use tax effective February 2012.  The Company did not recognize use tax on complimentary meals in the prior year.

During the first nine months of 2012, we incurred $2.2 million of non-recurring acquisition expense, comprised primarily of professional fees, directly related to the acquisition of Black Hawk.

At September 30, 2012 we had $82.1 million of outstanding principal under our credit facility.  Interest expense during the nine month period ended September 30, 2012 increased to $1.4 million as compared to $644 thousand during the same period of 2011.  This increase was due to higher borrowings under our credit facility required to complete our acquisition of Black Hawk.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2012, net cash provided by operating activities totaled $20.7 million, an increase of $3.1 million or 17.7% compared to the same period last year.  This increase was primarily the result of higher net income, depreciation and amortization, accounts payable and federal income taxes all partially offset by higher accounts receivable, lower share based compensation, lower provision for bad debts, lower loss on disposal of assets, lower deferred income taxes, lower inventories, and lower prepaid expenses during the first nine months of 2012 as compared to the first nine months of the prior year.

Net cash used in investing activities totaled $74.7 million and $7.6 million in the nine months ended September 30, 2012 and 2011, respectively.  The increase was primarily due to net cash paid to acquire Riviera Black Hawk and cash spent to acquire property and equipment.

Net cash of $57.4 million was provided by financing activities during the nine months ended September 30, 2012 due primarily to borrowings made to complete the acquisition of Black Hawk, Inc.  For the nine months ended September 30, 2011, net cash used by financing activities was $12.8 million.  During the first nine months of 2012 and 2011, we paid $17.0 million and $16.6 million, respectively, of the outstanding balance under our credit facility described below.

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

The New Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments.  The New Credit Facility contains covenants requiring that the Company maintain certain financial ratios and achieves a minimum level of Earnings-Before-Interest-Taxes-Depreciation and Amortization and other non-cash charges (Adjusted EBITDA) on a trailing four-quarter basis.  It also contains provisions that restrict cash transfers between Monarch and its affiliates and contains provisions requiring the achievement of certain financial ratios before the Company can repurchase common stock or pay dividends. Management does not consider the covenants to restrict normal functioning of day-to-day operations.

As of September 30, 2012, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 3.25:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1.  As of September 30, 2012, the Company’s leverage ratio was 2.03:1, and the fixed charge coverage ratio was 19.1:1.

The maximum principal available under the New Credit Facility is reduced by 1.5% per quarter beginning in the third quarter of 2013.  The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.  Maturities of the Company’s borrowings for each of the three years and thereafter as of September 30, 2012 are as follows (amounts in thousands):

Year	Maturities
2013	$—
2014	—
2015	—
Thereafter	82,100
$82,100

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

At September 30, 2012, the Company had $82.1 million outstanding under the New Credit Facility.  At that time its leverage ratio was such that pricing for borrowings under the New Facility was LIBOR plus 2.250%.  At September 30, 2012 the one-month LIBOR interest rate was 0.21%.   The carrying value of the debt outstanding under the New Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

We believe that our existing cash balances, cash flow from operations and borrowings available under the New Credit Facility will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure plans over the next twelve months; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.  See item 1A. “Risk Factors”.

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis.  The Shopping Center is controlled by an entity whose owners include our controlling stockholders.  As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every year beginning in the 61st month based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three individual five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $255,600 in lease payments for the leased driveway space at the Shopping Center during the nine month period ended September 30, 2012.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of September 30, 2012 and the next five years and thereafter are as follows:

	Payments Due by Period (d)
		less than	1 to 3	4 to 5	more than
	Total	1 year	years	years	5 years
Contractual Cash Obligations:
Operating Leases(a)	$2,624,700	$404,700	$740,000	$740,000	$740,000
Current Maturities of Borrowings Under New Credit Facility (b)	82,100,000	—	—	82,100,000	—
Purchase Obligations(c)	8,477,900	8,477,900	—	—	—
Total Contractual Cash Obligations	$93,202,600	$8,882,600	$740,000	$82,840,000	$740,000

(a) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis.

(b) The amount represents outstanding draws against our New Credit Facility (see “LIQUIDITY AND CAPITAL RESOURCES” above) as of September 30, 2012.

(c) Purchase obligations represent approximately $4.1 million of commitments related to capital projects and approximately $4.4 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and construction commitments, approximately $4.4 million are cancelable by us upon providing a 30-day notice.

(d) Because interest payments under our New Credit Facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: 1) future short-term interest rates; 2) our future leverage ratio which varies with Adjusted EBITDA and our borrowing levels and 3) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our New Credit Facility is LIBOR, or a base rate (as defined in the New Credit Facility), plus an interest rate margin ranging from 0.25% to 2.50% depending on our leverage ratio and whether LIBOR or a base rate is utilized.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At September 30, 2012 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.250%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of September 30, 2012 that are subject to market risk.  As of September 30, 2012 we had $82.1 million of outstanding debt under our New Credit Facility, all of which was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the New Credit Facility at September 30, 2012 would result in a change in our annual interest cost of approximately $821,000.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-

15(e) under the Securities Exchange Act of 1934).  Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.  The material changes to those risk factors during the nine months ended September 30, 2012 are found below.

OUR BUSINESS MAY BE ADVERSELY IMPACTED IF THE RENO OR DENVER METROPOLITAN ECONOMIES FURTHER DECLINE OR STAGNATE

We market to and rely upon business from Reno and Denver metropolitan area residents.  Adverse changes in the business and employment conditions in Reno (prior to our acquisition of Black Hawk) brought on by the economic recession have adversely impacted our business.  There can be no guarantee that such conditions will improve or will not worsen.  Additional erosion in business and employment conditions in Reno or the Denver metropolitan area could adversely impact our business.

WE FACE RISKS ASSOCIATED WITH GROWTH AND INTEGRATION

In April 2012, we consummated the acquisition of Black Hawk.  The expansion of our operations, whether through acquisitions, development or internal growth, could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to develop or profitably manage our additional operations or successfully integrate such operations into our existing operations without substantial costs, delays or other problems.  Additionally, there can be no assurance that we will receive necessary licenses or approvals for expansion and development projects currently being contemplated.

We could face significant challenges in managing and integrating our expanded or combined operations. The integration of Black Hawk will require the dedication of management resources that may temporarily divert attention from the Atlantis. The process of integrating Black Hawk, if not successful could have a material adverse effect on our business, financial condition and results of operations.

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

We expect to commence expansion and renovation projects at Black Hawk in the future.

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

WE OWN FACILITIES THAT ARE LOCATED IN AREAS THAT EXPERIENCE EXTREME WEATHER CONDITIONS

Extreme weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas.  Snowstorms, other adverse weather conditions or forest or range fires may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas.  If there is a prolonged disruption at either our Atlantis or Black Hawk properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.

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

OUR ABILITY TO OPERATE INTRASTATE INTERACTIVE POKER IN NEVADA IS SUBJECT TO A NUMBER OF FACTORS

On August 23, 2012, the Nevada Gaming Commission (the “Commission”) approved our application for a license to conduct intrastate interactive gaming in the State of Nevada.  Under the approval and before the license is issued, we will still be required to meet the Commission’s conditions.  In addition, before launching the interactive gaming business, we will be required to enter into one or more contracts with licensed interactive gaming service providers, which contracts have not yet been consummated.  Nevada law currently limits permissible interactive gaming to poker.

Our ability to offer interactive poker in the State of Nevada is subject to, among other things, the following:

•                  Satisfaction of all conditions imposed by the Commission, which include, approval of, and attestation by an independent accountant, of internal controls with respect to interactive gaming, adoption of a gaming compliance plan with respect to interactive gaming, and filing with, and approval of, a plan of operations with the Nevada Gaming Control Board;

•                  Payment of a license fee of $500,000, to cover a two-year period, or a pro-rata amount based upon the time of payment;

•                  Entry into one or more contracts with licensed interactive gaming service provider(s) that will provide the necessary hardware and software systems to conduct interactive gaming;

•                  Nevada regulatory approval of the interactive gaming systems, which, to date, have not yet been approved; and

•                  Market and economic conditions that will, in the opinion of our management, justify launching interactive poker.

We are unable to provide assurances of the date of completion of all such conditions described above, but we are focused initially on selecting one or more interactive service providers.  If we do not commence interactive gaming operations within six months of August 23, 2012, we must seek an extension of our approval from the Commission.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: November 8, 2012	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
(Principal Financial
Officer and Duly Authorized Officer)