Form 10-K
period 2012-12-31
MONARCH CASINO & RESORT INC
filed 2013-03-15
CIK 907242

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-22088

MONARCH CASINO & RESORT, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0300760
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3800 S. Virginia Street
Reno, Nevada	89502
(Address of Principal Executive Offices)	(ZIP Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2012, based on the closing price as reported on The Nasdaq Stock Market (SM) of $9.14 per share, was approximately $147.5 million.

As of March 5, 2013, Registrant had 16,147,324 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2013 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

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

PART I

ITEM 1. BUSINESS

Monarch Casino & Resort, Inc., through its direct and indirect wholly-owned subsidiaries, Golden Road Motor Inn, Inc. (“Golden Road”), Monarch Growth Inc. (“Monarch Growth”), Monarch Black Hawk, Inc. (“Monarch Black Hawk”), High Desert Sunshine, Inc. (“High Desert”) and Golden North, Inc. (“Golden North”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”); the Riviera Black Hawk Casino in Black Hawk, Colorado (“Riviera Black Hawk”); and real estate proximate to the Atlantis and Riviera Black Hawk.

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) received approval from the Nevada Gaming Commission on August 23, 2012, which approval was extended on February 26, 2013 for six months pending commencement of operations, for a license as an operator of interactive gaming.  Before the license can be issued, a number of conditions must be met, within six months of the February 26, 2013 approval, and before operations can commence, the Company must enter into contracts with a licensed interactive gaming service provider with an approved system.  None of these conditions have occurred, and Monarch Interactive is not currently engaged in any operating activities.  In Nevada, legal interactive gaming is currently limited to intrastate poker.

Our operating assets are the Atlantis and the Riviera Black Hawk.  Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and at the Atlantis, our hotel operations.  The Riviera Black Hawk does not yet have a hotel.  We focus on delivering exceptional service and value to our guests.  Our hands-on management style focuses on customer service and cost efficiencies.

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries. Monarch was incorporated in Nevada in 1993.  Our principal executive offices are located at 3800 S. Virginia Street; Reno, Nevada 89502; telephone (775) 335-4600.

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

The Atlantis Casino Resort Spa

The Atlantis is located approximately three miles south of downtown in the generally more affluent area of Reno, Nevada.  The Atlantis features approximately 61,000 square feet of casino space; 824 guest rooms and suites; eight food outlets; two espresso and pastry bars; a 30,000 square foot health spa and salon with an enclosed year-round pool; two retail outlets offering clothing and traditional gift shop merchandise; an 8,000 square-foot family entertainment center; and approximately 52,000 square feet of banquet, convention and meeting room space. The casino features approximately 1,450 slot and video poker machines; approximately 38 table games, including blackjack, craps, roulette, and others; a race and sports book; a 24-hour live keno lounge and a poker room.

Through a skywalk, Atlantis is the only hotel facility to be physically connected to the Reno-Sparks Convention Center.  The Reno-Sparks Convention Center offers approximately 500,000 square feet of leasable exhibition, meeting room, ballroom and lobby space.

Operations at the Atlantis are conducted 24 hours a day, every day of the year. Business is seasonal in nature, with higher revenues during the summer months and lower revenues during the winter months.

Atlantis Casino.  The Atlantis offers what we believe to be higher than average payout rates on slot machines relative to other northern Nevada casinos.  We seek to attract high-end players through high quality amenities and services and by extension of gaming credit after a careful credit history evaluation.

Hotel and Spa.  The Atlantis includes three contiguous, high-rise hotel towers with a total of 824 rooms and suites. The rooms on the top seven floors in the third tower are nearly 20% larger than the standard guest rooms and offer restricted elevator access, upscale accommodations and a private concierge service.

The Atlantis hotel rooms feature design and furnishings consistent with the highest quality in the Northern Nevada market as well as nine-foot ceilings, which create an open and spacious feel. The third hotel tower features a four-story waterfall with an adjacent year-round swimming pool in a climate controlled, five-story glass enclosure, which shares an outdoor pool deck with a seasonal outdoor swimming pool and year round whirlpool. The Salon at Atlantis is a full service salon overlooking the third floor sundeck and outdoor seasonal swimming pool and offers salon-grade products and treatments for hair, nails, skincare and body services for both men and women. Our Spa Atlantis is a high-end health spa located adjacent to the swimming areas which offers treatments and amenities unique to our market.  The hotel rooms on the spa floor feature décor that is themed consistent with the spa.  Certain spa treatments are also available in spa floor hotel rooms.  The hotel features glass elevators that rise the full 19 and 28 stories of the respective towers providing panoramic views of the Reno area and the Sierra Nevada mountain range.  In 2012 our hotel was awarded with the prestigious AAA Four Diamond rating from the American Automobile Association.

The average occupancy rate and average daily room rate at the Atlantis for the following periods were:

	Years ended December 31,
	2012	2011	2010
Occupancy rate	87.2%	89.1%	85.4%
Average daily room rate	$71.13	$74.22	$69.06

We continually monitor and adjust hotel room rates based upon demand and other competitive factors. Our average daily room rates (“ADR”) in 2010, 2011 and 2012 continued to reflect weaker market demand caused by the national economic down turn and local market competitor discounting.

In the fourth quarter of 2010, we demolished our 149 room motor lodge which offered rooms at average daily rates significantly lower than the rates offered in the hotel towers.  The increase in 2011 ADR compared to 2010 is primarily the result of the elimination of the lower motor lodge ADR.  Paved surface parking now covers the area previously occupied by the motor lodge.

Restaurants and Dining.  The Atlantis has eight restaurants, two gourmet coffee bars and one snack bar as described below:

•                  The 600-seat Toucan Charlie’s Buffet & Grill, which offers a wide variety of food selections, as well as specialty substations featuring made-to-order items;

•                  The 160-seat Atlantis Steakhouse gourmet restaurant;

•                  The 200-seat upscale Bistro Napa featuring a centrally located wine cellar;

•                  The Oyster Bar restaurant offering fresh seafood, soups and bisques made to order;

•                  The Sushi Bar offering a variety of fresh raw and cooked sushi specialties, including all-you-can-eat lunch and dinner selections. Combined, the Oyster Bar and Sushi Bar can accommodate up to 139 guests;

•                  The 178-seat 24-hour Purple Parrot coffee shop;

•                  The 122-seat Café Alfresco restaurant serving a full menu, pizzas prepared in a wood-fired, brick oven and a variety of gelato desserts;

•                  The 170-seat Manhattan Deli restaurant specializing in piled-high sandwiches, soups, salads and desserts;

•                  Two gourmet coffee bars, offering specialty coffee drinks, pastries and desserts made fresh daily in the Atlantis bakery; and

•                  A snack bar and soda fountain serving ice cream and arcade-style refreshments.

The Sky Terrace.  The Sky Terrace is a unique structure with a diamond-shaped, blue glass body suspended approximately 55 feet, and spanning 160 feet across South Virginia Street, Reno’s main thoroughfare.  The Sky Terrace connects the Atlantis with parking on our 16-acre site across South Virginia Street. The structure rests at each end on two 100-foot tall Grecian columns with no intermediate support pillars. The interior of the Sky Terrace houses the Oyster Bar, the Sushi Bar, a video poker bar, banks of slot machines and a lounge area.

The Riviera Black Hawk Casino

On April 26, 2012, we acquired Riviera Black Hawk, Inc., the owner of the Riviera Black Hawk in Black Hawk, Colorado which is located approximately 40 miles from Denver, Colorado.  The Riviera Black Hawk, which opened in 2000, is the first casino encountered by visitors arriving from Denver, Colorado on Highway 119 and features approximately 32,000 square feet of casino space, 750 slot machines, 10 table games, a 250 seat buffet-style restaurant, a snack bar and a parking structure with approximately 500 spaces.  Monarch owns a 1.5 acre land parcel contiguous to the Riviera Black Hawk Casino which is zoned for gaming and can be utilized for future expansion.

Our initial focus with the Riviera Black Hawk is to maximize casino and food and beverage revenues.  There is currently no hotel on the property.  We have evaluated all aspects of operations and are in the process of implementing certain operational changes which we believe will enhance the guest experience and reduce costs.  We have also begun to develop a master plan of future improvements to the Riviera Black Hawk, which we expect to include, among other things, a property-wide renovation, including renovations of all casino, restaurant, public areas, and, subject to our final evaluation, construction of a new multi-story parking facility, a hotel and related property amenities.

Acquisition, Improvements and Additional Expansion Potential

We identify and evaluate strategic expansion and acquisition opportunities through market and detailed financial analysis.  We develop overall master plans and then execute each phase of the master plan after re-evaluation of the current market conditions and comparison against other capital investment opportunities.

We have continuously invested in upgrading our facilities.  Capital expenditures were $10.3 million in 2012; $5.2 million in 2011; and $6.8 million in 2010.  During 2012, capital expenditures related primarily to the initial phase of improvements to the Riviera Black Hawk property as well as additional gaming equipment at both properties. Capital expenditures in 2011 and 2010 at the Atlantis were for various general facility improvements and for purchase of additional gaming equipment.

Expansion potential at our Reno site is twofold.  First, we could further expand our existing hotel and casino, thereby giving us more hotel rooms.  Second, we could develop the 16-acre parcel we own across the street from the Atlantis. This site is connected to the Atlantis by the Sky Terrace and is currently used for surface parking and special events related to the Atlantis.  Our 16-acre parcel meets all current Reno zoning requirements in the event we decide to build another resort casino or entertainment facility.  We also own additional land adjacent to our two large sites that would facilitate expansion opportunities by allowing us to relocate certain of our administrative and other non-operational personnel and offices.

As discussed in the “Riviera Black Hawk Casino” section above we own a 1.5 acre land parcel contiguous to the Riviera Black Hawk which is zoned for gaming and can be utilized for future expansion of that facility.

Marketing Strategy

Reno/Sparks.  Our marketing efforts are directed toward three broad consumer groups:  leisure travelers, conventioneers and northern Nevada local residents.

The Reno/Sparks region is a major gaming and leisure destination with aggregate gaming revenues of approximately $645 million (as reported by the Nevada State Gaming Control Board for the twelve months ended December 31, 2012).

Our revenues and operating income related to the Atlantis are principally dependent on the level of gaming activity at the Atlantis casino.  Our predominant marketing goal is to utilize all of the Atlantis facilities to generate additional casino play.  Our secondary goal is to maximize revenues from our hotel, food and beverage, spa, convention and meeting rooms, retail and other amenities.

We believe the Atlantis’ location south of downtown Reno, near the airport, near major freeway arteries and physically connected to the Reno-Sparks Convention Center makes the facility appealing to all three groups.

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

Independent travelers make reservations directly with hotels of their choice, through independent travel agents or through the internet.  We strive to attract the middle to upper-middle income strata of this consumer segment through advertising and direct marketing.  This segment represents a large portion of the Atlantis’ guests.

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

Conventioneers:  Convention business, like package tour and travel business, supplements occupancy during lower-demand periods.  Conventioneers also typically pay higher average room rates than non-conventioneers.  We selectively seek convention and meeting groups that we believe will materially enhance the Atlantis’ occupancy and daily room rates, as well as those we believe will be more likely to utilize our gaming products.  As the only hotel-casino physically connected to the Reno-Sparks Convention Center, the Atlantis is, in our view, uniquely positioned to capitalize on this segment.  We believe the Reno-Sparks Convention Center has created, and we expect will continue to create, additional guest traffic for the Atlantis within this market segment that is presently underserved in the Reno area.

We market to all guest segments, including conventioneers, on the basis of the location, quality and ambiance of the Atlantis facility, gaming values, friendly, efficient service, and the quality and relative value of Atlantis rooms, food and beverage offerings, entertainment and promotions.

Our frequent player club, “Club Paradise,” allows our guests to be eligible to receive rewards and privileges based on the amount of their play, while allowing us to track their play patterns through a computerized system. We use this information to determine appropriate levels of complimentary awards and for guiding our direct marketing efforts. We believe that Club Paradise significantly enhances our ability to build guest loyalty and generate repeat guest visits.

Northern Nevada Residents:  We market to northern Nevada residents (referred to from time to time as “Locals”) on the basis of the Atlantis’ location and accessibility; convenient surface parking; gaming values; ambiance; friendly efficient service; quality and relative value of food and beverage offerings.

Black Hawk.  Our marketing efforts are directed toward patrons from the Denver metropolitan area which is approximately 40 miles east of Black Hawk, as well as travelers to the Colorado mountain areas.

The Black Hawk and Central City gaming market is isolated from other gaming markets with gaming revenues for the twelve months ended December 31, 2012 of approximately $630 million (as reported by the Colorado Division of Gaming for the twelve months ended December 31, 2012).

Our revenues and operating income related to the Riviera Black Hawk are principally dependent on the level of gaming activity in the Black Hawk market.  Our predominant marketing goal is to provide a desired mix of high quality gaming products in an attractive setting while offering superior food and beverage offerings.  We have begun efforts to redesign and upgrade the facilities to offer a full complement of amenities to satisfy all of our guests’ requirements during their visit.

Competition

Reno/Sparks.  Competition in the Reno area gaming market is intense.  Based on information obtained from the December 31, 2012 Gaming Revenue Report published by the Nevada State Gaming Control Board, there are approximately 14 casinos in the Reno-Sparks area which each generated more than $12.0 million in annual gaming revenues.

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

We believe that the Atlantis’ primary competition for conventioneers comes from other large-scale hotel casinos in the Reno area that actively target the convention market segment, and from other cities in the western United States with large convention facilities and substantial hotel capacity, including Las Vegas.  We compete for conventioneers based on the desirability of our location, the quality and ambiance of the Atlantis facility, meeting and banquet rooms designed to appeal to conventions and groups, friendly, efficient service, and the quality and relative value of its rooms and food and beverage offerings.  We believe that the Atlantis’ proximity to the Reno-Sparks Convention Center, and the enclosed pedestrian skybridge that connects the Atlantis directly with the Reno-Sparks Convention Center facilities, affords us a distinct competitive advantage in attracting conventioneers.

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

The Atlantis also competes for gaming guests with hotel casino operations located in other parts of Nevada, especially Las Vegas and Lake Tahoe, and with hotel casinos, Native American owned casinos and riverboat casinos located elsewhere throughout the United States and the world.  Major Native American owned facilities in central and northern California have been very successful, adversely impacting many hotel casinos in Reno.  We believe that the Atlantis also competes to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors and other forms of legalized gaming, particularly in northern California and the Pacific Northwest.  We believe our numerous amenities, such as a wide array of restaurants, banquet facilities, spa and surface parking are key advantages in our ability to attract Locals that competitor facilities cannot easily match without significant capital expenditures.

We also believe that the legalization of additional land-based casino gaming in or near any major metropolitan area in the Atlantis’ feeder markets, such as San Francisco or Sacramento, could have a material adverse impact on our business.

The legalization of internet poker and other forms of internet gaming could create further competition for the Atlantis.

Black Hawk.  There is strong competition in the concentrated Black Hawk/Central City area gaming market including approximately 26 casinos which generated more than $630 million in annual gaming revenues for the twelve months ended December 31, 2012 according to the Colorado Division of Gaming.

The Black Hawk and Central City gaming market is geographically isolated.  The only other non-tribal gaming market is Cripple Creek, seventy-five miles away.  There are two federally recognized tribes in southwest Colorado, both with gaming facilities, more than 330 miles from Denver.  There have been proposals for the development of Native American, racetrack and video lottery terminal casinos throughout the state over the years.  None of the proposals has been adopted by the state’s electorate or by the legislature.  Should any form of additional gaming be authorized in the Denver metropolitan area, the Black Hawk and Central City market would be adversely affected.

We believe that the Riviera Black Hawk’s primary competition for visitors comes from larger-scale casinos in the market which offer amenities that appeal to the guest’s entire vacation experience including hotel, broader dining choices as well as other amenities.  We compete for patrons on the basis of the desirability of our location which is the first casino encountered when entering the area on the main thoroughfare as well as the attractive setting, friendly, efficient service, quality and relative value of its food and beverage offerings, promotions and gaming values.

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

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the Nevada State Gaming Control Board may be found unsuitable.  The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner.  Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense.  We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:

•                  pay that person any dividend or interest upon voting securities;

•                  allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

•                  pay remuneration in any form to that person for services rendered or otherwise; or

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

Colorado.  As prescribed by the Colorado Limited Gaming Act of 1991 (the “Colorado Act”), the ownership and operation of limited stakes gaming facilities in Colorado are subject to the Colorado Gaming Regulations (the “Colorado Regulations”) and final authority of the Colorado Limited Gaming Control Commission (the “Colorado Commission”). The Colorado Act also created the Colorado Division of Gaming within the Colorado Department of Revenue to license, supervise and enforce the conduct of limited stakes gaming in Colorado.

The Colorado Act declares public policy on limited stakes gaming to be that: (1) the success of limited stakes gaming is dependent upon public confidence and trust that licensed limited stakes gaming is conducted honestly and competitively, the rights of the creditors of licensees are protected and gaming is free from criminal and corruptive elements; (2) public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (3) all establishments where limited gaming is conducted and where gambling devices are operated, and all manufacturers, sellers and distributors of certain gambling devices and equipment, must therefore be licensed, controlled and assisted to protect the public health, safety, good order and the general welfare of the inhabitants of the state to foster the stability and success of limited stakes gaming and to preserve the economy, policies and free competition in Colorado; and (4) no applicant for a license or other affirmative Colorado Commission approval has any right to a license or to the granting of the approval sought. Having the authority to impose fines, the Colorado Commission has broad discretion to issue, condition, suspend for up to six months, revoke, limit or restrict at any time the following licenses: slot machine manufacturer or distributor, operator, retail gaming, support and key employee gaming licenses. With limited exceptions applicable to licensees that are publicly traded entities, no person may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Commission. Any license issued or other Colorado Commission approval granted pursuant to the Colorado Act is a revocable privilege, and no holder acquires any vested rights therein.

Pursuant to an amendment to the Colorado Constitution (the “Colorado Amendment”), limited stakes gaming became lawful in the cities of Central City, Black Hawk and Cripple Creek on October 1, 1991. Currently, limited stakes gaming means a maximum single bet of $100 on slot machines and in the games of blackjack, poker, craps and roulette. Gaming is permitted to be conducted 24 hours each day.

Limited stakes gaming is confined to the commercial districts of these cities as defined by Central City on October 7, 1981, by Black Hawk on May 4, 1978, and by Cripple Creek on December 3, 1973. In addition, the Colorado Amendment restricts limited stakes gaming to structures that conform to the architectural styles and designs that were common to the areas prior to World War I and that conform to the requirements of applicable city ordinances regardless of the age of the structures. Under the Colorado Amendment, no more than 35% of the square footage of any building and no more than 50% of any one floor of any building may be used for limited stakes gaming. Persons under the age of 21 cannot participate in limited stakes gaming.

The Colorado Constitution provides for a tax on the total amount wagered less all payouts to players at the following annual rates. The gaming tax rates in effect as of July 1, 2008 can only be increased by amendment to the Colorado Constitution by voters in a statewide election. With respect to games of poker, the tax is calculated based on the sums wagered that are retained by the licensee as compensation, which must be consistent with the minimum and maximum amounts established by the Colorado Commission. The graduated rates effective as of July 1, 2012 are:

•              0.25% up to and including $2 million of the subject amounts;

•              2.0% on amounts from $2 million to $5 million;

•              9.0% on amounts from $5 million to $8 million;

•              11.0% on amounts from $8 million to $10 million;

•              16.0% on amounts from $10 million to $13 million; and

•              20.0% on amounts over $13 million.

The City of Black Hawk also assesses two monthly device fees that are based on the number of gaming devices operated. Those consist of a $62.50 fee per device and a transportation device fee of $6.42 per device.

The Colorado Commission has enacted Rule 4.5, which imposes requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licenses owned directly or indirectly by a publicly traded corporation, whether through a subsidiary or intermediary company. The term “publicly traded corporation” includes corporations, firms, limited liability companies, trusts, partnerships and other forms of business organizations. Such requirements automatically apply to any ownership interest held by a publicly traded corporation, holding company or intermediary company thereof, where the ownership interest directly or indirectly is, or will be upon approval of the Colorado Commission, 5% or more of the entire licensee. In any event, if the Colorado Commission determines that a publicly traded corporation or a subsidiary, intermediary company or holding company has the actual ability to exercise influence over a licensee, regardless of the percentage of ownership possessed by such entity, the Colorado Commission may require the entity to comply with the disclosure regulations contained in Rule 4.5.

Under Rule 4.5, gaming licensees, affiliated companies and controlling persons commencing a public offering of voting securities must notify the Colorado Commission no later than 10 business days after the initial filing of a registration statement with the Securities and Exchange Commission. Licensed publicly traded corporations are also required to send proxy statements to the Division of Gaming within five days after their distribution. Licensees to whom Rule 4.5 applies must include in their charter documents provisions that restrict the rights of the licensees to issue voting interests or securities except in accordance with the Colorado Act and the Colorado Regulations; limit the rights of persons to transfer voting interests or securities of licensees except in accordance with the Colorado Act and the Colorado Regulations; and provide that holders of voting interests or securities of licensees found unsuitable by the Colorado Commission may, within 60 days of such finding of unsuitability, be required to sell their interests or securities back to the issuer at the lesser of the cash equivalent of the holders’ investment or the market price as of the date of the finding of unsuitability. Alternatively, the holders may, within 60 days after the finding of unsuitability, transfer the voting interests or securities to a suitable person, as determined by the Colorado Commission. Until the voting interests or securities are held by suitable persons, the issuer may not pay dividends or interest, the securities may not be voted and may not be included in the voting or securities of the issuer, and the issuer may not pay any remuneration in any form to the holders of the securities.

Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of (a) 5% or more of any class of voting securities of a publicly traded corporation that is required to include in its articles of incorporation the Rule 4.5 charter language provisions; or (b) 5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee, referred to as “qualifying persons,” shall notify the Division of Gaming within 10 days of such acquisition, are required to submit all requested information and are subject to a finding of suitability as required by the Division of Gaming or the Colorado Commission. Licensees also must notify any qualifying persons of these requirements. A qualifying person other than an institutional investor whose interest equals 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

A qualifying person who is an institutional investor under Rule 4.5 and who, individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 15% or more of any class of voting securities must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such interests.

The Colorado Regulations provide for exemption from the requirements for a finding of suitability when the Colorado Commission finds such action to be consistent with the purposes of the Colorado Act.

Pursuant to Rule 4.5, persons found unsuitable by the Colorado Commission must be removed from any position as an officer, director or employee of a licensee, or from a holding or intermediary company. Such unsuitable persons also are prohibited from any beneficial ownership of the voting securities of any such entities. Licensees, or affiliated entities of licensees, are subject to sanctions for paying dividends or distributions to persons found unsuitable by the Colorado Commission, or for recognizing voting rights of, or paying a salary or any remuneration for services to, unsuitable persons. Licensees or their affiliated entities also may be sanctioned for failing to pursue efforts to require unsuitable persons to relinquish their interest. The Colorado Commission may determine that anyone with a material relationship to, or material involvement with, a licensee or an affiliated company must apply for a finding of suitability or must apply for a key employee license.

The Colorado Regulations require that every officer, director and stockholder of private corporations or equivalent office or ownership holders for non-corporate applicants, and every officer, director or stockholder holding either a 5% or greater interest or controlling interest of a publicly traded corporation or owners of an applicant or licensee, shall be a person of good moral character and submit to a full background investigation conducted by the Division of Gaming and the Colorado Commission. The Colorado Commission may require any person having an interest in a license to undergo a full background investigation and pay the cost of investigation in the same manner as an applicant.

The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by State and local authorities. Alcoholic beverage licenses are revocable and nontransferable. State and local licensing authorities have full power to limit, condition, suspend for as long as six months or revoke any such licenses.

There are various classes of retail liquor licenses which may be issued under the Colorado Liquor Code. A gaming licensee may sell malt, vinous or spirituous liquors only by the individual drink for consumption on the premises. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority prior to approval. The Colorado Department of Revenue’s Liquor Enforcement Division must also approve the application. ACBHI has been approved for a hotel and restaurant liquor license by both the local Black Hawk licensing authority and the State Division of Liquor Enforcement.

Employees

As of February 14, 2013, we had approximately 2,100 employees.  None of our employees are covered by collective bargaining agreements.  We believe that our relationship with our employees is good.

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

THE RECENT RECESSION CONTINUES TO IMPACT ON OUR BUSINESS

The recent global and U.S. recession continues to adversely impact our business.  Individual consumers have experienced higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have persisted. Further declines in real estate values in Reno, Denver and the U.S. or elsewhere and continuing credit and liquidity concerns could have an adverse effect on our results of operations.

OUR BUSINESS MAY BE ADVERSELY IMPACTED IF THE RENO OR DENVER METROPOLITAN ECONOMIES FURTHER DECLINE OR STAGNATE

We market to and rely upon business from the Reno and Denver metropolitan areas.  Adverse changes in the business and employment conditions in Reno and Denver may adversely impact our business.  There can be no guarantee that economic conditions will improve or will not worsen in our feeder markets, including Reno and Denver.  Additional erosion in business and employment conditions in the Reno or Denver metropolitan areas could adversely impact our business.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY WEAKENED ECONOMIC CONDITIONS IN CALIFORNIA AND THE PACIFIC NORTHWEST

Because California and the Pacific Northwest are also significant markets for our leisure traveler and conventioneer guests, our business may be adversely impacted in the event of further weakened economic conditions in those geographical markets.

OUR BUSINESS IS PARTICULARLY SENSITIVE TO WEAK DISCRETIONARY CONSUMER SPENDING

Consumer demand for entertainment and other amenities at hotel-casino properties, such as ours, are particularly sensitive to a weak economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of the recent recession and economic slowdown, including the housing crisis and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.

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

CERTAIN OF OUR STOCKHOLDERS OWN LARGE INTERESTS IN OUR CAPITAL STOCK AND MAY SIGNIFICANTLY INFLUENCE OUR AFFAIRS

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

LIMITATIONS OR RESTRICTIONS ON OUR NEW CREDIT FACILITY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY

Any renegotiation or refinancing of our New Credit Facility would likely result in the amendment of material provisions of the New Credit Facility, such as the interest rate charged and other material covenants. Our New Credit Facility is an important component of our liquidity. Any material restriction on our ability to use our New Credit Facility or the failure to obtain a new credit facility upon either the maturity of the New Credit Facility or the depletion of funds remaining under the New Credit Facility could adversely impact our operations and future growth options.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY THE ENTRY OF STATION CASINOS IN THE RENO MARKET

Station Casinos, Inc., a casino operator operating primarily in the Las Vegas market and catering mainly to Las Vegas area residents, has acquired several parcels in the Reno area and has announced plans to build two casinos, one of which would be located within one mile of the Atlantis. Station Casinos is the dominant casino operator catering to local residents in the Las Vegas market. Should Station Casinos proceed with its plans, it will create additional competition for us in the Reno area resident, conventioneer and tour and travel markets and could have a material adverse impact on our business.

INTENSE COMPETITION EXISTS IN THE GAMING INDUSTRY, AND WE EXPECT COMPETITION TO CONTINUE TO INTENSIFY

The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous casinos and hotel-casinos of varying quality and size in our markets. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses, and could compete with any new forms of gaming, including internet gaming, that has been or may be legalized in the future. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. We compete directly with other casino facilities operating in the immediate and surrounding market areas in which we operate. In some markets, we face competition from nearby markets in addition to direct competition within our market areas.

As competitive pressures increase, other casinos in our markets may intensify their marketing efforts. Increased competitive pressures in the local markets could adversely impact our ability to continue to attract local residents to the Atlantis and the Riviera Black Hawk or require us to use more expensive, and therefore, less profitable promotions to compete more efficiently. Competitive pressures from internet gaming could also affect our future operations.

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding the Atlantis, and have plans to renovate and expand Riviera Black Hawk. Our competitors have also invested in expanding their existing facilities and developing new facilities. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in our markets, and this intense competition can be expected to continue. In addition, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.

If our competitors operate more successfully than we do, if they attract customers away from us as a result of aggressive pricing and promotion, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if they operate in jurisdictions that give them operating advantages due to differences or changes in gaming regulations or taxes, or if additional hotels and casinos are established in and around our markets, we may lose market share or the ability to attract or retain employees. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations.

We also believe that the legalization of additional land-based casino gaming in or near any major metropolitan area in the Atlantis’ or Riviera Black Hawk’s key non-Reno or non-Denver marketing areas could have a material adverse impact on our business.

In addition, Native American gaming facilities in some instances operate under regulatory requirements less stringent than those imposed on our properties, which could provide them a competitive advantage in our markets. Moreover, there is a possibility of competition from internet and other account wagering gaming services, which would allow their guests to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, and this could have a material adverse effect on our business, financial condition, operating results and prospects.  The legalization of internet poker and other forms of internet gaming could create further competition for our operations.

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

FAILURE OF THE RENO-SPARKS CONVENTION CENTER TO BOOK AND ATTRACT CONVENTION BUSINESS COULD ADVERSELY IMPACT OUR BUSINESS AT THE ATLANTIS

The Atlantis is the closest hotel-casino to the Reno-Sparks Convention Center. If the Reno-Sparks Convention Center does not succeed in booking the anticipated level of conventions, our future results of operations could be adversely impacted.

OUR BUSINESS IS SUBJECT TO RESTRICTIONS AND LIMITATIONS IMPOSED BY GAMING REGULATORY AUTHORITIES THAT COULD ADVERSELY AFFECT US

The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The State of Nevada, the State of Colorado and the applicable local authorities require various licenses, registrations, permits and approvals to be held by us and our subsidiaries. The Nevada Gaming Commission and the Colorado Commission may, among other things, limit, condition, suspend, revoke or decline to renew a license or approval to own the stock of our subsidiaries for any cause deemed reasonable by such licensing authority. If we violate gaming laws or regulations, substantial fines could be levied against us, our subsidiaries and the persons involved, and we could be forced to forfeit a portion of our assets. The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines or forfeiture of assets would have a material adverse effect on our business, financial condition and results of operations.

To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our current gaming activities. However, gaming licenses and related approvals are deemed to be privileges under Nevada and Colorado law. We cannot assure you that our existing licenses, permits and approvals will be maintained or extended.

OUR INSURANCE COVERAGE MAY NOT BE ADEQUATE TO COVER ALL POSSIBLE LOSSES THAT OUR PROPERTIES COULD SUFFER. IN ADDITION, OUR INSURANCE COSTS MAY INCREASE AND WE MAY NOT BE ABLE TO OBTAIN THE SAME INSURANCE COVERAGE IN THE FUTURE

Although we have general property insurance covering damage caused by a casualty loss (such as fire and natural disasters), each such policy has certain exclusions. In addition, our property insurance is in an amount that may be less than the expected replacement cost of rebuilding the applicable complex if there was a total loss. Our level of insurance coverage may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, might not be covered at all under our policies. Therefore, certain acts could expose us to heavy, uninsured losses.

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

We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to reduce our policy limits or agree to certain exclusions from our coverage. Among other factors, it is possible that homeland security concerns, other catastrophic events or any change in government legislation governing insurance coverage for acts of terrorism could materially adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits) and additional exclusions from coverage. Among other potential future adverse changes, in the future we may elect not to, or may not be able to, obtain any coverage for losses due to acts of terrorism.

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

IF GAMING TAXES AND FEES ARE INCREASED, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED

The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes or other fees. If the state and/or local governments where our properties are located were to increase gaming taxes and fees, our results of operations could be adversely affected.

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

CLAIMS HAVE BEEN BROUGHT AGAINST US AND OUR SUBSIDIARIES IN VARIOUS LEGAL PROCEEDINGS, AND ADDITIONAL LEGAL AND TAX CLAIMS ARISE FROM TIME TO TIME

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

We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. The Riviera Black Hawk is located within an area of historic mining activity and near superfund sites that have been the subject of state and federal clean-up actions. Although the Riviera Black Hawk is not part of a superfund site, the fact that such sites are in the vicinity and that mining activities occurred throughout the area, it is possible that as a result of our ownership and operation of Riviera Black Hawk (on which mining may have occurred in the past), we may incur costs related to this matter in the future. Furthermore, there may have been soil or groundwater contamination at certain of our properties resulting from current or former operations. None of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

ENERGY PRICE INCREASES MAY ADVERSELY AFFECT OUR COST OF OPERATIONS AND OUR REVENUES

Our facilities use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy or fuel have been experienced to date, increases in energy and fuel prices in the United States may negatively affect our operating results. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material. In addition, energy and gasoline price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which would negatively impact revenues.

CHANGES IN REGULATIONS ON LAND USE REQUIREMENTS COULD ADVERSELY IMPACT OUR BUSINESS

A change in regulations on land use requirements with regard to development of new hotel casinos in the proximity of the Atlantis and the Riviera Black Hawk could have an adverse impact on our business, results of operations, and financial condition. A relaxation in such regulations could make it easier for competitors to enter our immediate market. A tightening of such regulations could adversely impact our future expansion opportunities.

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

WE FACE RISKS ASSOCIATED WITH GROWTH AND INTEGRATION

In April 2012, we acquired Riviera Black Hawk.  The expansion of our operations, whether through acquisitions, development or internal growth, could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to develop or profitably manage our additional operations or successfully integrate such operations into our existing operations without substantial costs, delays or other problems.  Additionally, there can be no assurance that we will receive necessary licenses or approvals for expansion and development projects currently being contemplated.

We could face significant challenges in managing and integrating our expanded or combined operations. The integration of Riviera Black Hawk requires the dedication of management resources that may temporarily divert attention from the Atlantis. The process of integrating Riviera Black Hawk, if not successful could have a material adverse effect on our business, financial condition and results of operations.

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

OUR ABILITY TO OPERATE INTRASTATE INTERACTIVE POKER IN NEVADA IS SUBJECT TO A NUMBER OF FACTORS

On August 23, 2012, the Nevada Gaming Commission approved our application for a license to conduct intrastate interactive gaming in the State of Nevada, which approval was extended for six months on February 26, 2013.  Under the approval and before the license is issued, we will still be required to meet the Commission’s conditions.  In addition, before launching the interactive gaming business, within six months of February 26, 2013, we will be required to enter into one or more contracts with licensed interactive gaming service providers, which contracts have not yet been consummated.  Nevada law currently limits permissible interactive gaming to poker.

Our ability to offer interactive poker in the State of Nevada is subject to, among other things, the following:

•                  Satisfaction of all conditions imposed by the Nevada Gaming Commission, which include, approval of, and attestation by an independent accountant, of internal controls with respect to interactive gaming, adoption of a gaming compliance plan with respect to interactive gaming, and filing with, and approval of, a plan of operations with the Nevada Gaming Control Board;

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

We are unable to provide assurances of the date of completion of all such conditions described above, but we are focused initially on selecting one or more interactive service providers.  If we do not commence interactive gaming operations within six months of February 26, 2013, we must seek an extension of our approval from the Nevada Gaming Commission.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the SEC staff at the time of filing this Form 10-K.

ITEM 2. PROPERTIES

Our properties consist of:

Reno, Nevada Properties:

(a)  An approximately 13-acre site on which the Atlantis is situated, including the hotel towers, casino, restaurant facilities and surrounding parking.

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

(d)  Leased land consisting of 37,368 square-feet next door to the Atlantis serving as a driveway entrance to the Atlantis.  The lease term ends in 2019.  For a further description of the lease terms, see Item 8, “FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, NOTE 5”.

(e)  An approximate 2.3-acre site adjacent to the Administrative Site which is currently unused.

(f)  An approximate 5.3-acre site with a 14,376 square foot building across Coliseum Way from the Atlantis which is currently unused.

Black Hawk, Colorado Properties:

(a)  An approximate 1.6 acre site on which the Riviera Black Hawk Casino is situated including the casino and parking structure.

(b) An approximate 1.5-acre site in Black Hawk, Colorado contiguous to the Riviera Black Hawk Casino.   We expect to use this site for potential expansion of the Black Hawk property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Our common stock trades on The NASDAQ Stock Market under the symbol MCRI. The following table sets forth the high and low closing prices of our common stock, as reported by the NASDAQ Stock Market, during the periods indicated.

	2012		2011
	High	Low	High	Low
First quarter	$11.41	$9.70	$13.11	$9.79
Second quarter	$10.67	$8.21	$11.70	$8.91
Third quarter	$9.30	$7.05	$11.63	$8.96
Fourth quarter	$11.52	$8.23	$10.82	$8.55

As of March 5, 2013, there were approximately 70 holders of record of our common stock, and approximately 1,800 beneficial stockholders.

We have never paid dividends. We presently intend to retain earnings and use free cash flow to finance our operating activities, for maintenance capital expenditures and to pay down our debt. We do not anticipate declaring cash dividends in the foreseeable future. Our bank loan agreement also contains provisions that require the achievement of certain financial ratios before we can pay or declare dividends to our stockholders. See Item 8, “FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, NOTE 6.”

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management.

STOCK PERFORMANCE GRAPH

The following chart reflects the cumulative total return (change in stock price plus reinvested dividends) of a $100 investment in the Company’s Common Stock from the five-year period from December 31, 2007 through December 31, 2012, in comparison to the Standard & Poor’s 500 Composite Stock Index and an industry peer group index. The comparisons are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Monarch Casino & Resort, Inc.	100.00	48.38	33.64	51.91	42.32	45.31
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
MCRI Peer Group Index*	100.00	15.93	23.98	52.89	50.00	57.79

*MCRI Peer Group 2012 comprised of:  Ameristar Casinos, Inc. (ASCA); Boyd Gaming Corp (BYD); Isle of Capri Casinos, Inc. (ISLE); Las Vegas Sands Corp. (LVS); MGM Resorts International (MGM); Nevada Gold & Casinos, Inc. (UWN); Penn National Gaming, Inc. (PENN); Pinnacle Entertainment, Inc. (PNK); and Wynn Resorts, Ltd (WYNN).

ITEM 6. SELECTED FINANCIAL DATA

	Years ended December 31,
	(Amounts in thousands, except per share amounts)
	2012		2011		2010		2009		2008
OPERATING RESULTS
Casino revenues	$134,614		$97,367		$99,813		$94,511		$100,904
Other revenues	76,432		72,398		70,655		64,941		66,688
Gross revenues	211,046		169,765		170,468		159,452		167,592
Promotional allowances	(40,689)		(29,133)		(28,438)		(25,720)		(26,222)
Net revenues	170,357		140,632		142,030		133,732		141,370
Income from operations	15,983	(F1)	9,770	(F2)	14,033	(F3)	9,142	(F4)	14,686	(F5)
Income before income tax	13,959		8,856		12,575		7,163		14,518
Net income	$8,911		$5,676		$8,236		$4,841		$9,541

INCOME PER SHARE OF COMMON STOCK
Net income per common share
Basic	$0.55		$0.35		$0.51		$0.30		$0.56
Diluted	$0.55		$0.35		$0.51		$0.30		$0.56

Weighted average number of common shares and potential common shares outstanding
Basic	16,140		16,138		16,131		16,123		16,958
Diluted	16,250		16,231		16,206		16,159		17,017

OTHER DATA
Depreciation and amortization	$16,651		$13,380		$13,281		$12,501		$9,892
Other expense	$(2,024)		$(914)		$(1,458)		$(1,979)		$(168)
Capital expenditures (F6)	$10,329		$17,392		$6,815		$15,845		$67,882

BALANCE SHEET DATA
Total assets	$248,120		$179,600		$179,734		$185,787		$182,502
Current maturities of long-term debt	$—		$—		$—		$1,000		$2,500
Long-term debt, less current maturities	$81,100		$24,680		$28,600		$47,500		$47,500
Stockholders’ equity (F7)	$140,848		$130,516		$122,582		$112,504		$105,595

Footnotes to Selected Financial Data:

(F1)  2012 includes $2.2 million of non-recurring acquisition expense directly related to our acquisition of the Riviera Black Hawk casino in April 2012.

(F2)  2011 includes a $3.5 million one-time, non-cash charge related to the demolition of a free standing building on a parcel near the Atlantis.

(F3)  2010 includes a $414 thousand one-time charge related to the demolition of the Company’s 149 room motor lodge.

(F4)  2009 includes a $64 thousand gain on disposal of fixed assets and a $1.4 million one-time charge related to the implementation of a new frequent player club.

(F5)  2008 includes a $34 thousand gain on disposal of fixed assets.

(F6)  Includes amounts financed with debt or capitalized lease obligations.

(F7)  We paid no dividends during the five year period ended December 31, 2012.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monarch Casino & Resort, Inc., through its direct and indirect wholly-owned subsidiaries, Golden Road Motor Inn, Inc. (“Golden Road”), Monarch Growth Inc. (“Monarch Growth”), Monarch Black Hawk, Inc. (“Monarch Black Hawk”), High Desert Sunshine, Inc. (“High Desert”) and Golden North, Inc. (“Golden North”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”); the Riviera Black Hawk Casino in Black Hawk, Colorado (“Riviera Black Hawk”); and real estate proximate to the Atlantis and Riviera Black Hawk.

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) received approval from the Nevada Gaming Commission on August 23, 2012, which approval was extended on February 26, 2013 for six months pending commencement of operations, for a license as an operator of interactive gaming.  Before the license can be issued, a number of conditions must be met, within six months of the February 26, 2013 approval, and before operations can commence, the Company must enter into contracts with a licensed interactive gaming service provider with an approved system.  None of these conditions have occurred, and Monarch Interactive is not currently engaged in any operating activities.  In Nevada, legal interactive gaming is currently limited to intrastate poker.

Our operating assets are the Atlantis and the Riviera Black Hawk.  Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and at the Atlantis, our hotel operations.  The Riviera Black Hawk does not yet have a hotel.  We focus on delivering exceptional service and value to our guests.  Our hands-on management style focuses on customer service and cost efficiencies.

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

Operating Results Summary

Our operating results may be affected by, among other things, competitive factors, gaming tax increases, the commencement of new gaming operations, construction at our facilities, general public sentiment regarding travel, overall economic conditions and governmental policies affecting the disposable income of our patrons and weather conditions affecting our properties.  In particular, our results for the year ended December 31, 2012 were impacted by non-recurring expenses in connection with the acquisition of Riviera Black Hawk, Inc.  Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis:  As in many other areas around the country, the impacts of the economic decline and weakness in northern Nevada that began in the fourth quarter of 2007 continued to be felt in 2012.  Aggressive marketing programs by our competitors also posed challenges to us during that time.  Furthermore, based on statistics released by the Nevada Gaming Control Board, the Reno gaming revenue market has shrunk in the aggregate.  We anticipate that the ongoing macroeconomic weakness nationally and in the Reno market, combined with aggressive marketing programs of our competitors, will continue to apply downward pressure on Atlantis revenue.

Riviera Black Hawk:  On April 26, 2012, we acquired Riviera Black Hawk, Inc., the owner of the Riviera Black Hawk in Black Hawk, Colorado which is located approximately 40 miles from Denver, Colorado.  Our initial focus with the Riviera Black Hawk is to maximize casino and food and beverage revenues.  There is currently no hotel on the property.  We have evaluated all aspects of operations and have begun to implement certain operational changes which we believe will enhance the guest experience and reduce costs.  We have also begun to develop a master plan of future improvements to the Riviera Black Hawk, which we expect to include, among other things, a property-wide renovation, including renovations of all casino, restaurant, public areas, and, subject to our final evaluation, construction of a new multi-story parking facility, a hotel and related property amenities.

Results of Operations

Comparison of Operating Results for the Twelve Months Ended December 31, 2012 and 2011

Atlantis Operations:

For the year ended December 31, 2012, net revenue increased slightly to $140.9 million from $140.6 million for the same period of 2011, approximately $296 thousand or 0.2% due to higher casino, food and beverage and other revenues partially offset by lower hotel revenues and higher promotional allowances due to an increase in the amount of complimentary food, beverage and other services provided to casino patrons (“Complimentaries”).

The increase in casino revenues was primarily due to higher slot revenues.  Casino operating expenses as a percentage of casino revenue increased slightly to 39.6% as compared to 39.3% in the prior year primarily due to higher Complimentaries partially offset by higher casino net revenue.

Food and beverage revenues increased 1.5% during the year driven by a 1.3% decrease in covers served combined with a 3.0% increase in the average revenue per cover.  This increase in the average revenue per cover was the result of menu price increases in response to higher food commodity costs.  These menu price increases contributed to an improvement in the food and beverage operating expenses as a percentage of food and beverage revenue from 46.3% in prior year to 43.4% for the current year.

Hotel revenue decreased 5.8% due to lower average daily room rate (“ADR”) of $71.13 in 2012 compared to $74.22 in 2011 and lower hotel occupancy of 87.2% during 2012 compared to 89.1% during 2011.  Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $66.78 and $71.05 for the years ended December 31, 2012 and 2011, respectively.  Hotel operating expenses as a percent of hotel revenues increased slightly to 27.3% in 2012 as compared to 27.2% for the comparable prior year period due to lower revenues partially offset by lower miscellaneous operating expenses.

Promotional allowances as a percentage of gross revenues increased to 18.3% during 2012 from 17.2% during 2011.  This increase was primarily the result of increased promotional and discount programs in response to the challenging economic environment and ongoing competitor promotional and discount programs.

Riviera Black Hawk Operations:

We acquired the Riviera Black Hawk on April 26, 2012, and therefore, no information is given for the year ended December 30, 2011.  The amounts of net revenue and operating income of Riviera Black Hawk included in the Company’s consolidated statement of income, after elimination of intercompany transactions, for the year ended December 31, 2012 are as follows (in thousands):

Net revenues	$29,429
Income from operations	$6,350
Net income	$3,953

Corporate and Other Expenses:

Depreciation and amortization expense increased to $16.7 million in the year ended December 31, 2012 as compared to $13.4 million for the year ended December 31, 2011 primarily due to depreciation and amortization expense related to the addition of Riviera Black Hawk.

Selling, general and administrative expense (“SG&A Expense”) for 2012 increased by $9.1 million over the prior year, $6.6 million of which represents SG&A Expense from the Black Hawk operation for which the prior year reflects no expense.  The primary drivers of the remaining $2.5 million of increased Atlantis and Monarch Corporate SG&A Expense are: higher marketing expense of $1.7 million and higher salaries and benefits of $655 thousand, higher use tax expense of $670 thousand partially offset by lower license fees of $200 thousand, lower repairs and maintenance expense of $145 thousand, lower bad debt expense of $110 thousand and lower miscellaneous expenses of $100 thousand.  The higher use tax expense is primarily the result of a ruling from the Nevada Department of Taxation that complimentary meals are subject to use tax effective February 2012.  Following Nevada casino industry practice, the Company did not recognize use tax on complimentary meals in the prior year.

During 2012 and 2011, we incurred $2.2 million and $974 thousand, respectively, of non-recurring acquisition expense directly related to the acquisition of Riviera Black Hawk.

Because of borrowings required to complete the Riviera Black Hawk acquisition, the balance outstanding under our New Credit Facility increased from $24.7 million at December 31, 2011 to $81.1 million at December 31, 2012.  As a result, interest expense increased to $2.0 million in 2012 from $914 thousand in 2011 (see “THE CREDIT FACILITY” below).

Comparison of Operating Results for the Periods Ended December 31, 2011 and 2010

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

Hotel revenues decreased to $21.4 million in 2011 from $21.8 million in 2010.  There were fewer available rooms in 2011 due to the demolition of the stand-alone motor lodge in the fourth quarter of 2010.  The Atlantis’ ADR was $74.22 in 2011 compared to $69.06 in 2010.  The average occupancy rate at the Atlantis was 89.1% compared to 85.4% in 2010.  The higher ADR and occupancy rate was due to the demolition of the stand-alone motor lodge which left only premium quality hotel tower rooms remaining at the property.  Hotel operating expenses remained relatively unchanged at 27.2% of hotel revenues in 2011, compared to 27.3% in 2010.  In addition to the ADR, we charged guests a $10 per day resort fee in both years.  Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $71.05 and $58.98 for 2011 and 2010, respectively.

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

Selling, general and administrative (“SG&A”) expenses decreased to $46.1 million in 2011 compared to $47.9 million in 2010 due primarily to lower utilities expense of $695 thousand, lower bad debt expense of $635 thousand, lower property tax of $259 thousand, lower rental and small equipment expense of $237 thousand. As a percentage of net revenue, SG&A decreased to 32.8% in 2011 as compared to 33.7% in 2010 due to the higher net revenue combined with lower SG&A expense.

During 2011, we incurred $974 thousand of non-recurring acquisition expense directly related to the acquisition of Black Hawk.

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

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.  Capital expenditures during the years ended December 31, 2012 and 2011 were as follows:

	Twelve Months Ended December 31,
	2012	2011
Capital Expenditures:
Atlantis	$3,530,254	$5,231,414
Black Hawk (a)	6,798,661	—
	$10,328,915	$5,231,414

(a)         We acquired Riviera Black Hawk on April 26, 2012.

During the twelve months ended December 31, 2012 and 2011, capital expenditures at both the Atlantis and Riviera Black Hawk consisted primarily of the acquisition of gaming equipment to upgrade and replace existing equipment and other general upgrades to their respective facilities.

In addition to the above listed capital expenditures for Atlantis and Riviera Black Hawk, during 2011, we acquired a 1.5 acre land parcel in Black Hawk, Colorado for $8.4 million and paid a $3.8 million deposit related to the acquisition of the Riviera Black Hawk. The land parcel is contiguous to the Riviera Black Hawk.

Future cash needed to finance ongoing capital expenditures and the redesign and upgrade of the Black Hawk property, is expected to be available from operating cash flow, the New Credit Facility (see “THE CREDIT FACILITY” below) and, if necessary, additional borrowings.

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

Self-insurance Reserves

We are currently self-insured up to certain stop loss amounts for Atlantis workers’ compensation and certain medical benefit costs provided to all of our employees.  As required by the state of Colorado, we are fully-insured for Black Hawk workers’ compensation costs.  The Company reviews self-insurance reserves at least quarterly. The reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reports prepared by the third party plan administrator for any significant unpaid claims.  The reserve is an amount estimated to pay both reported and unreported claims as of the balance sheet date.  We believe changes in medical costs, trends in claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for this reserve.  Unforeseen developments in existing claims, or the possibility that our estimate of unreported claims differs materially from the actual amount of unreported claims, could result in the over or under estimation of our self-insurance reserve.

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects.  When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost.  Interest capitalization is ceased when the project is substantially complete.  The Company did not capitalize interest during the years ended December 31, 2012, 2011 and 2010.

Casino Revenues

Casino revenues represent the net win from gaming activity, which is the difference between wins and losses.  Additionally, net win is reduced by a provision for anticipated payouts on slot participation fees, progressive jackpots and any pre-arranged marker discounts.  Progressive jackpot provisions are recognized in two components:  1) as wagers are made for the share of player’s wagers that are contributed to the progressive jackpot award and 2) as jackpots are won for the portion of the progressive jackpot award contributed the Company.

Promotional Allowances

Our frequent player program allows members, through the frequency of their play at the casino, to earn and accumulate points which may be redeemed for a variety of goods and services (“Complimentaries”). Points may be applied toward hotel room stays, food and beverage consumption at the food outlets, gift shop items as well as goods and services at the spa and beauty salon and for cash in our Black Hawk property.  Points earned may also be applied toward off-property events such as concerts, shows and sporting events.

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

Our income tax returns are subject to examination by tax authorities. We assess potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes.  Under the accounting guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50.0% likelihood of being realized upon ultimate settlement.  It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure.  The liability for unrecognized tax benefits is included in current and noncurrent tax liabilities, based on when expected to be recognized, within the consolidated balance sheets at December 31, 2012 and 2011.

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

The Black-Scholes valuation model requires the input of highly subjective assumptions which include the expected term of options granted, risk-free interest rates, expected volatility, and expected rates of dividends.  We estimate an expected term for each stock option grant based on the weighted-average time between grant date and exercise date and the risk-free interest rate assumption was based on U.S. Treasury rates appropriate for the expected term. We use historical data and projections to estimate expected volatility and expected employee behaviors related to option exercises and forfeitures.

Changes in the assumptions used can materially affect the estimate of the stock options’ fair value. In our judgment, the most volatile input for our Company has been the expected volatility assumption which has fluctuated significantly from 42.9% to 54.1 % and then again to 34.6% for the years ended December 31, 2010, 2011 and 2012, respectively.

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

Goodwill and Other Intangible Assets

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

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. As of December 31, 2012, we recorded goodwill totaling $25.1 million related to the purchase of Riviera Black Hawk, Inc.

Business Combinations

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

Finite-Lived Intangible Assets

Our finite-lived intangible assets include assets related to its customer relationships and trade name for the Riviera Black Hawk, which are amortized over their estimated useful lives using the straight-line method.  We periodically evaluate the remaining useful lives of our finite- lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

The customer relationship intangible asset represents the value associated with Riviera Black Hawk rated casino guests. The initial fair value of the customer relationship intangible asset was estimated based on the projected net cash flows associated with these casino guests. The recoverability of our customer relationship intangible asset could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would impact the expected future cash flows associated with the rated casino guests, declines in the number of visitations which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying value of the customer relationship intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized.

Fair Value Measurement

ASC 820 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for various valuation techniques e.g. market value, income approach and cost approach.  The levels of the hierarchy are described below:

•                  Level 1:  Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•                  Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

•                  Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions.

The fair value measurements relating to the acquired assets of Riviera Black Hawk was determined using inputs within Level 2 and Level 3 of ASC 820’s hierarchy.

Segment Reporting

We have defined two reportable segments, based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as our Chief Executive Officer, Chief Operating Officer and our Chief Financial Officer. Our chief operating decision maker organizes and manages our business primarily on the basis of Adjusted EBITDA.

We include expenses such as corporate selling, general and administrative expense, which is not allocated to specific segments, in corporate and other expense.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2012, net cash provided by operating activities totaled $26.1 million, an increase of approximately $3.5 million, or 15.5%, compared to the same period last year.  This increase was primarily related to higher net income, higher depreciation and amortization, higher deferred income taxes, higher receivables, higher inventories and higher accrued expenses all partially offset by higher amortization of deferred loan costs, lower loss on disposal of assets, lower accounts payable and lower income taxes payable in 2012 compared to 2011.

Net cash used in investing activities totaled $77.1 million and $17.4 million in the years ended December 31, 2012 and 2011, respectively.  Net cash used in investing activities during 2012 consisted primarily of net cash paid to acquire Riviera Black Hawk and cash spent to acquire property and equipment.

During 2011, net cash used in investing activities consisted primarily of $8.4 million for the acquisition of a land parcel in Black Hawk, Colorado contiguous to the Riviera Black Hawk, a $3.8 million acquisition deposit related to the acquisition agreement for Riviera Black Hawk, Inc., and capital expenditures for various general facility improvements and for purchase of additional gaming equipment.

Net cash provided by financing activities was $56.5 million during 2012 primarily related to borrowings made to complete the acquisition of Riviera Black Hawk compared to net cash used in financing activities of $5.4 million during 2011 primarily represents net payments of our New Credit Facility (see “THE CREDIT FACILITY” below) and loan issuance costs related to refinancing the previous credit facility.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of December 31, 2012 and the next five years and thereafter are as follows:

	Payments Due by Period (d)
		less than	1 to 3	4 to 5	more than
	Total	1 year	years	years	5 years
Contractual Cash Obligations:
Operating Leases (a)	$2,522,500	$395,000	$740,000	$740,000	$647,500
Current Maturities of Borrowings Under New Credit Facility (b)	81,100,000	—	—	81,100,000	—
Purchase Obligations (c)	6,397,500	6,397,500	—	—	—
Total Contractual Cash Obligations	$90,020,000	$6,792,500	$740,000	$81,840,000	$647,500

(a) Operating leases include $370,000 per year in lease and common area expense payments to the shopping center adjacent to the Atlantis and $25,000 due in less than one year related to an office equipment lease at Riviera Black Hawk.

(b) The amount represents outstanding draws against our New Credit Facility (see “LIQUIDITY AND CAPITAL RESOURCES” above) as of December 31, 2012.

(c) Purchase obligations represent approximately $1.8 million of commitments related to capital projects and approximately $4.6 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and construction commitments, approximately $4.6 million are cancelable by us upon providing a 30-day notice.

(d) Because interest payments under our New Credit Facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: 1) future short-term interest rates; 2) our future leverage ratio which varies with Adjusted EBITDA and our borrowing levels and 3) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our New Credit Facility is LIBOR, or a base rate (as defined in the New Credit Facility), plus an interest rate margin ranging from 0.25% to 2.50% depending on our leverage ratio and whether LIBOR or a base rate is utilized.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At December 31, 2012 our leverage ratio was such that pricing for borrowings was LIBOR plus 2.250%.

THE CREDIT FACILITY

On November 15, 2011, we amended and restated our $60 million credit facility with a new facility (the “New Credit Facility”).  The New Credit Facility was utilized by us to finance the acquisition of Riviera Black Hawk, Inc. and may be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.  The maximum available borrowings under the New Credit Facility are $100 million.

The maturity date of the New Credit Facility is November 15, 2016.  Borrowings are secured by liens on substantially all of our real and personal property.

The New Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of our assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments.  The New Credit Facility contains covenants requiring that we maintain certain financial ratios and achieves a minimum level of Earnings-Before-Interest-Taxes-Depreciation and Amortization and other non-cash charges (Adjusted EBITDA) on a trailing four-quarter basis.  It also contains provisions that restrict cash transfers between Monarch and its affiliates and contains provisions requiring the achievement of certain financial ratios before the Company can repurchase common stock or pay dividends. Management does not consider the covenants to restrict normal functioning of day-to-day operations.

As of December 31, 2012, we were required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 3.25:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1.  As of December 31, 2012, the Company’s leverage ratio was 2.02:1, and the fixed charge coverage ratio was 13.5:1.

The maximum principal available under the New Credit Facility is reduced by 1.5% per quarter beginning in the second quarter of 2013.  We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.  Maturities of our borrowings for each of the three years and thereafter as of December 31, 2012 are as follows (amounts in thousands):

Year	Maturities
2013	$—
2014	—
2015	—
Thereafter	81,100
$81,100

We may prepay borrowings under the New Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period).  Amounts prepaid may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

We paid various one-time fees and other loan costs which totaled $1.6 million upon the closing of the  New Credit Facility that are being amortized over the term of the New Credit Facility using the straight-line method which approximates the effective interest method.

At December 31, 2012, we had $81.1 million outstanding under the New Credit Facility.  At that time our leverage ratio was such that pricing for borrowings under the New Facility was LIBOR plus 2.250%.  At December 31, 2012 the one-month LIBOR interest rate was 0.21%.   The carrying value of the debt outstanding under the New Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

STATEMENT ON FORWARD LOOKING INFORMATION

Certain information included herein contains statements that may be considered forward-looking, such as statements relating to projections of future results of operations or financial condition, expectations for our properties, expectations of the continued availability of capital resources and plans, construction, completion and opening of new and expanded facilities at our properties. Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change.  Actual results of our operations may vary materially from any forward-looking statement made by us or on our behalf.  Forward-looking statements should not be regarded as representation by us or any other person that the forward-looking statements will be achieved.  Undue reliance should not be placed on any forward-looking statements.  Some of the contingencies and uncertainties to which any forward-looking statement contained herein are subject to include, but are not limited to, those set forth above in the heading “ITEM 1A. Risk Factors.”

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment (“ASU 2011-08”). Under the amendments in ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s financial position or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of December 31, 2012 subject to market risk.  As of December 31, 2012 we had $81.1 million of outstanding debt under our New Credit Facility that was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the New Credit Facility at December 31, 2012 would result in a change in our annual interest cost of approximately $811 thousand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monarch Casino & Resort, Inc.:

We have audited Monarch Casino & Resort, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Monarch Casino & Resort, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Monarch Casino & Resort, Inc. and subsidiaries and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monarch Casino & Resort, Inc.:

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statements schedule listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Casino & Resort, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for casino jackpots effective January 1, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 15, 2013

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
Revenues
Casino	$134,613,470	$97,367,121	$99,813,126
Food and beverage	47,238,348	42,933,675	40,979,514
Hotel	20,199,517	21,438,854	21,767,117
Other	8,994,127	8,025,571	7,908,525
Gross revenues	211,045,462	169,765,221	170,468,282
Less promotional allowances	(40,688,498)	(29,133,016)	(28,438,255)
Net revenues	170,356,964	140,632,205	142,030,027
Operating expenses
Casino	52,000,036	38,275,637	38,777,935
Food and beverage	19,774,844	19,861,195	18,874,351
Hotel	5,585,800	5,824,382	5,942,399
Other	2,978,007	2,891,231	2,825,692
Selling, general and administrative	55,228,994	46,137,232	47,881,105
Depreciation and amortization	16,650,604	13,379,538	13,281,396
Building demolition expense	—	3,519,148	414,099
Acquisition expense	2,155,521	973,607	—
Total operating expenses	154,373,806	130,861,970	127,996,977
Income from operations	15,983,158	9,770,235	14,033,050
Other expenses
Interest expense	(2,023,957)	(914,308)	(1,457,865)
Total other expense	(2,023,957)	(914,308)	(1,457,865)
Income before income taxes	13,959,201	8,855,927	12,575,185
Provision for income taxes	(5,048,353)	(3,180,073)	(4,338,924)
Net income	$8,910,848	$5,675,854	$8,236,261

Earnings per share of common stock
Net income
Basic	$0.55	$0.35	$0.51
Diluted	$0.55	$0.35	$0.51

Weighted average number of common shares and potential common shares outstanding
Basic	16,140,078	16,138,158	16,131,321
Diluted	16,250,088	16,231,325	16,205,606

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$19,043,213	$13,582,659
Receivables, net	2,456,883	2,299,847
Inventories	2,382,802	2,165,109
Prepaid expenses and other current assets	2,636,422	6,198,882
Deferred income taxes	5,425,848	615,912
Total current assets	31,945,168	24,862,409
Property and equipment
Land	27,914,847	19,214,847
Land improvements	6,561,729	6,359,279
Buildings	150,843,298	135,643,298
Building improvements	11,681,100	11,575,883
Furniture and equipment	132,946,374	117,300,741
Leasehold improvements	1,346,965	1,346,965
	331,294,313	291,441,013
Less accumulated depreciation and amortization	(152,868,719)	(138,227,868)
Net property and equipment	178,425,594	153,213,145
Other assets
Goodwill	25,110,810	—
Intangible assets, net	10,204,691	—
Deferred income taxes	1,214,113	—
Other assets, net	1,219,579	1,524,050
Total other assets	37,749,193	1,524,050
Total assets	$248,119,955	$179,599,604
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,061,570	$8,693,395
Accrued expenses	17,836,194	13,829,540
Income taxes payable	274,401	768,640
Total current liabilities	26,172,165	23,291,575
Long-term debt	81,100,000	24,680,000
Deferred income taxes	—	1,112,049
Total liabilities	107,272,165	49,083,624
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,147,324 outstanding at December 31, 2012 and 16,138,158 at December 31, 2011	190,963	190,963
Additional paid-in capital	34,363,690	33,178,345
Treasury stock, 2,948,976 shares at December 31, 2012 and 2,958,142 at December 31, 2011, at cost	(48,306,046)	(48,541,663)
Retained earnings	154,599,183	145,688,335
Total stockholders’ equity	140,847,790	130,515,980
Total liability and stockholder’s equity	$248,119,955	$179,599,604

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2009	16,125,388	$190,963	$30,041,083	$131,137,355	$(48,864,979)	$112,504,422
Exercise of stock options, including related tax benefit	12,770	—	(223,473)	—	323,316	99,843
Share based compensation expense	—	—	1,741,083	—	—	1,741,083
Net income	—	—	—	8,236,261	—	8,236,261
Balance, December 31, 2010	16,138,158	$190,963	$31,558,693	$139,373,616	$(48,541,663)	$122,581,609
Share based compensation expense	—	—	1,619,652	—	—	1,619,652
Accounting change for base jackpots	—	—	—	638,865	—	638,865
Net income	—	—	—	5,675,854	—	5,675,854
Balance, December 31, 2011	16,138,158	$190,963	$33,178,345	$145,688,335	$(48,541,663)	$130,515,980
Exercise of stock options, including related tax benefit	9,166	—	(182,623)	—	235,617	52,994
Share based compensation expense	—	—	1,367,968	—	—	1,367,968
Net income	—	—	—	8,910,848	—	8,910,848
Balance, December 31, 2012	16,147,324	$190,963	$34,363,690	$154,599,183	$(48,306,046)	$140,847,790

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$8,910,848	$5,675,854	$8,236,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,650,604	13,379,538	13,281,396
Amortization of deferred loan costs	304,471	258,863	257,579
Share based compensation	1,367,967	1,619,652	1,741,084
(Recoveries) provision for bad debts	(7,924)	84,798	740,387
(Gain) loss on disposal of assets	(5,429)	3,428,500	167,813
Deferred income taxes	(240,303)	(2,377,510)	(731,947)
Changes in operating assets and liabilities, excluding the effect of Riviera Black Hawk acquisition:
Receivables	(31,112)	884,605	(1,714,934)
Inventories	(124,693)	(281,293)	(176,949)
Prepaid expenses	453,460	154,459	70,309
Accounts payable	(898,473)	(1,523,100)	1,232,485
Accrued expenses	164,302	391,059	3,021,263
Income taxes	(494,239)	867,842	(145,748)
Net cash provided by operating activities	26,049,479	22,563,267	25,978,999
Cash flows from investing activities:
Proceeds from sale of assets	13,600	1,500	16,000
Acquisition of property and equipment	(10,328,915)	(13,591,843)	(6,814,562)
Net cash paid for the Riviera Black Hawk acquisition	(66,746,605)	—	—
Acquisition deposit	—	(3,800,000)	—
Net cash used in investing activities	(77,061,920)	(17,390,343)	(6,798,562)
Cash flows from financing activities:
Net proceeds from exercise of stock options	52,995	—	99,844
Principal payments on long-term debt	(21,340,000)	(19,100,000)	(21,200,000)
Borrowings under credit facility	77,760,000	15,180,000	1,300,000
Loan issuance costs	—	(1,470,869)	—
Net cash provided (used) by financing activities	56,472,995	(5,390,869)	(19,800,156)
Net increase (decrease) in cash	5,460,554	(217,945)	(619,719)
Cash and cash equivalents at beginning of year	13,582,659	13,800,604	14,420,323
Cash and cash equivalents at end of year	$19,043,213	$13,582,659	$13,800,604

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,658,453	$532,795	$1,144,613
Cash paid for income taxes	$6,500,000	$3,650,000	$5,000,000
Cash paid for federal tax settlement	$1,119,759	$—	$—
Non cash transaction - reduction of jackpot liability	$—	$638,865	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Monarch Casino & Resort, Inc., was incorporated in 1993 and through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”).  Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”) and Golden North, Inc. (“Golden North”), each own separate parcels of land located proximate to the Atlantis.  Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, acquired Riviera Black Hawk, Inc., owner of the Riviera Black Hawk Casino (collectively “Black Hawk”).  Monarch Growth’s acquisition of Riviera Black Hawk, Inc. was completed on April 26, 2012.  Monarch Growth also owns a parcel of land in Black Hawk, Colorado contiguous to the Riviera Black Hawk Casino.  The Company has included the results of Black Hawk in its consolidated financial statements since the date of acquisition.

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) was formed on January 4, 2012 and received approval from the Nevada Gaming Commission on August 23, 2012, which approval was extended on February 26, 2013 for six months pending commencement of operations, for a license as an operator of interactive gaming.  Before the license can be issued, a number of conditions must be met, within six months of the approval, and before operations can commence, the Company must enter into contracts with a licensed interactive gaming service provider with an approved system.  None of these conditions have occurred, and Monarch Interactive is not currently engaged in any operating activities.  In Nevada, legal interactive gaming is currently limited to intrastate poker.

The consolidated financial statements include the accounts of Monarch and its subsidiaries.  Intercompany balances and transactions are eliminated.  Reference to the number of square feet or acreage are unaudited and considered outside the scope of our independent registered public accounting firm’s audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Property and equipment is depreciated principally on a straight line basis over the estimated useful lives as follows:

Land improvements	15-40 years
Buildings	30-40 years
Building improvements	15-40 years
Furniture	5-10 years
Equipment	3-20 years

The Company evaluates property and equipment and other long-lived assets for impairment in accordance with the guidance for accounting for the impairment or disposal of long-lived assets. For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, the Company reviews fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For the years ended December 31, 2012, 2011 and 2010, there were no impairment charges.

Goodwill and Other Intangible Assets

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

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. As of December 31, 2012, we had goodwill totaling $25.1 million related to the purchase of Riviera Black Hawk, Inc (see NOTES 3 and 11).

Business Combinations

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

Finite-Lived Intangible Assets

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

Fair Value Measurement

ASC 820 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for various valuation techniques e.g. market value, income approach and cost approach.  The levels of the hierarchy are described below:

•                  Level 1:  Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•                  Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

•                  Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions.

The fair value measurements relating to the acquired assets of Riviera Black Hawk Casino was determined using inputs within Level 2 and Level 3 of ASC 820’s hierarchy.

Segment Reporting

We have defined two reportable segments based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as our Chief Executive Officer, Chief Operating Officer and our Chief Financial Officer. Our chief operating decision maker organizes and manages our business primarily on the basis of Adjusted EBITDA (see NOTE 12).

We include expenses such as corporate selling, general and administrative expense, which is not allocated to specific segments, in corporate and other expense.

Self-insurance Reserves

We are currently self-insured up to certain stop loss amounts for Atlantis workers’ compensation and certain medical benefit costs provided to all of our employees.  As required by the state of Colorado, we are fully-insured for Black Hawk workers’ compensation costs.  The Company reviews self-insurance reserves at least quarterly. The reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reports prepared by the third party plan administrator for any significant unpaid claims.  The reserve is an amount estimated to pay both reported and unreported claims as of the balance sheet date, which management believes is adequate.

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects.  When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost.  Interest capitalization is ceased when the project is substantially complete.  The Company did not capitalize interest during the years ended December 31, 2012, 2011 and 2010.

Casino Revenues

Casino revenues represent the net win from gaming activity, which is the difference between wins and losses.  Additionally, net win is reduced by a provision for anticipated payouts on slot participation fees, progressive jackpots and any pre-arranged marker discounts.

Promotional Allowances

The Company’s frequent player program allows members, through the frequency of their play at the Company’s casino, to earn and accumulate points which may be redeemed for a variety of goods and services.  Points may be applied toward room stays at the hotel, food and beverage consumption at the food outlets, gift shop items as well as goods and services at the spa and beauty salon and for cash in our Black Hawk property. Points earned may also be applied toward off-property events such as concerts, shows and sporting events.

The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances.  The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses as follows:

	Years ended December 31,
	2012	2011	2010
Food and beverage	$20,464,456	$16,244,303	$15,878,288
Hotel	2,850,105	2,328,566	2,276,414
Other	1,856,992	1,696,485	1,505,020
	$25,171,553	$20,269,354	$19,659,722

Advertising Costs

All advertising costs are expensed as incurred.  Advertising expense, which is included in selling, general and administrative expense, was $4,675,771, $4,083,700 and $3,883,958 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Under the accounting guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50.0% likelihood of being realized upon ultimate settlement.  It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure.  The liability for unrecognized tax benefits is included in current and noncurrent tax liabilities, based on when expected to be recognized, within the consolidated balance sheets at December 31, 2012.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the authoritative guidance requiring that compensation cost relating to share-based payment transactions be recognized in the Company’s consolidated statements of income.  The cost is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company’s stock on the grant date for restricted stock awards. The cost is recognized as an expense over the employee’s requisite service period (the vesting period of the equity award). The Company’s stock-based employee compensation plan is more fully discussed in NOTE 9. - SHARE BASED COMPENSATION.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (shares in thousands):

	Years ended December 31,
	2012		2011		2010
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Net income
Basic	16,140	$0.55	16,138	$0.35	16,131	$0.51
Effect of dilutive stock options	110	—	93	—	75	—
Diluted	16,250	$0.55	16,231	$0.35	16,206	$0.51

The following options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and their inclusion would be antidilutive:

	Years ended December 31,
	2012	2011	2010
Options to purchase shares of common stock (in thousands)	1,518	1,720	1,715
Exercise prices	$11.00-$29.00	$10.43-$29.00	$10.43-$29.00
Expiration dates (month/year)	10/14-2/22	10/14-12/21	10/14-10/19

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

The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.  Additionally, the carrying value of our long-term debt approximates fair value due to the variable nature of applicable interest rates and relative short-term maturity.

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

Certain Risks and Uncertainties

The Company’s operations are dependent on its continued licensing by the Nevada and Colorado gaming regulatory bodies.  The loss of a license could have a material adverse effect on future results of operations.

The Company is dependent on the northern Nevada and Denver, Colorado markets for a significant number of its patrons and revenues. If economic conditions in these areas deteriorate or additional gaming licenses are awarded, the Company’s results of operations could be adversely affected.

The Company is dependent on the U.S. economy in general, and any deterioration in the national economic, energy, credit and capital markets could have a material adverse effect on future results of operations.

The Company is dependent upon a stable gaming and admission tax structure in the locations in which it operates. Any change in the tax structure could have a material adverse effect on future results of operations.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment (“ASU 2011-08”). Under the amendments in ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s financial position or results of operations.

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

Reclassifications

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the 2012 presentation. These reclassifications had no effect on the previously reported net revenues, income from operations, net income or statements of cash flows.

NOTE 2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2012	2011
Casino	$2,221,970	$2,819,310
Hotel	563,651	483,634
Other	399,984	309,748
	3,185,605	3,612,692
Less allowance for doubtful accounts	(728,722)	(1,312,845)
	$2,456,883	$2,299,847

The Company recorded bad debt expense of $0, $84,798 and $740,387 in 2012, 2011 and 2010, respectively.  The Company calculates an allowance for doubtful accounts by applying a percentage, estimated by management based on historical aging experience, to the accounts receivable balance.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Goodwill of $25.1 million at December 31, 2012 represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination.  To assist in the Company’s determination of the purchase price allocation for the Riviera Black Hawk Casino, the Company engaged a third-party valuation firm regarding the assets acquired and liabilities assumed in its acquisition (see NOTE 11).

Intangible assets consist of the following at December 31, (in thousands except years):

	Estimated Average Life
	(years)	2012
Customer list	8.3	$10,490
Trade name	0.1	1,590
Total Intangible assets		12,080
Less accumulated amortization:
Trade name		(1,047)
Customer list		(828)
Total accumulated amortization		(1,875)
Intangible assets, net	8.4	$10,205

Amortization expense of $1.9 million was recognized for the twelve months ended December 31, 2012.  The Company did not record any amortization expense of intangible assets in the prior years.  Estimated amortization expense for the years ending December 31, 2013 through 2017 and thereafter is as follows:

(numbers in thousands)

2013	$1,673
2014	1,166
2015	1,166
2016	1,166
2017	1,166
Thereafter	3,868
Total	$10,205

In connection with business combination accounting, the Company recognized $1.6 million in a trade name related to the Riviera name, which is being amortized on a straight-line basis over the twelve months following the date Monarch acquired Black Hawk, April 26, 2012, as the Company plans to change the Riviera name. Customer lists were valued at $10.5 million, representing the value associated with the future potential customer revenue production and are being amortized on a straight-line basis over nine years.

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

All of the goodwill and intangible assets relate to our Black Hawk reporting segment.  Upon completion of the preliminary purchase price allocation for the Company’s acquisition of Black Hawk, the Company decreased goodwill by $1.4 million related primarily to modification to the value of certain deferred tax assets.  No other changes were noted to the carrying amount of goodwill during 2012.  The allocation of the purchase price of Black Hawk is described in NOTE 11 and our reportable segments are described in NOTE 12.

NOTE 4.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2012	2011
Accrued salaries, wages and related benefits	$5,248,422	$4,159,055
Progressive slot machine and other gaming accruals	6,313,125	3,240,818
Accrued gaming taxes	2,150,116	466,905
Accrued interest	9,355	88,542
Other accrued liabilities	4,115,176	5,874,220
	$17,836,194	$13,829,540

NOTE 5.  LEASE COMMITMENTS

In 2004, a driveway was constructed that is being shared between the Atlantis and the adjacent Sierra Marketplace Shopping Center that is owned and controlled by affiliates of the Company’s principal stockholders (the “Shopping Center”). A traffic signal was erected at mid-block on South Virginia Street, serving the driveway.  As part of this project, the Company is leasing a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index.  The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI appraisal. The Company uses the leased driveway space for pedestrian and vehicle access to the Atlantis, and the Company has use of a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The project was completed, the driveway was put into use and the Company began paying rent on September 30, 2004. The cost of the driveway is being depreciated over the initial 15-year lease term; some components of the driveway are being depreciated over a shorter period of time based on their estimated useful life.

The Company accounts for its rental expense using the straight-line method over the original lease term.  Rental increases based on the change in the CPI are contingent and accounted for prospectively.

Following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2012:

Operating Leases
Year ending December 31,
2013	$395,000
2014	370,000
2015	370,000
2016	370,000
2017	370,000
Thereafter	647,500
Total minimum lease payments	$2,522,500

Rental expense for operating leases amounted to $857,400, $730,400 and $840,000 in 2012, 2011 and 2010, respectively, as reported in selling, general and administrative expenses in the consolidated statements of income.

NOTE 6.  LONG-TERM DEBT

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

As of December 31, 2012, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 3.25:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1.  As of December 31, 2012, the Company’s leverage ratio was 2.02:1, and the fixed charge coverage ratio was 13.5:1.

The maximum principal available under the New Credit Facility is reduced by 1.5% per quarter beginning in the second quarter of 2013.  The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $500 thousand and a multiple of $50 thousand.  Maturities of the Company’s borrowings for each of the three years and thereafter as of December 31, 2012 are as follows (amounts in thousands):

Year	Maturities
2013	$—
2014	—
2015	—
Thereafter	81,100
$81,100

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

At December 31, 2012, the Company had $81.1 million outstanding under the New Credit Facility.  At that time its leverage ratio was such that pricing for borrowings under the New Facility was LIBOR plus 2.250%.  At December 31, 2012 the one-month LIBOR interest rate was 0.21%.  The carrying value of the debt outstanding under the New Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

NOTE 7. TAXES

Income Taxes

Income tax provision (benefit) consists of the following:

	Years ended December 31,
	2012	2011	2010
Federal	$4,611,978	$4,683,711	$4,443,536
State	196,073	—	—
Current tax provision	4,808,051	4,683,711	4,443,536
Federal	208,812	(1,503,638)	(104,612)
State	31,490	—	—
Deferred tax expense (benefit)	240,302	(1,503,638)	(104,612)
Total tax provision	$5,048,353	$3,180,073	$4,338,924

The difference between the Company’s provision for income taxes as presented in the accompanying consolidated statements of income, and the provision for income taxes computed at the statutory rate is comprised of the items shown in the following table as a percentage of pre-tax earnings.

	Years ended December 31,
	2012	2011	2010
Federal tax at the statutory rate	35.00%	35.00%	35.00%
State tax (net of federal benefit)	0.98%	—	—
Permanent items	3.03%	0.96%	0.62%
Tax credits	(1.44)%	(2.24)%	(1.52)%
Adjustment to base jackpot liability	—	2.09%	—
Other	(1.41)%	0.10%	0.39%
	36.16%	35.91%	34.49%

The components of the deferred income tax assets and liabilities at December 31, 2012 and 2011, as presented in the consolidated balance sheets, are as follows:

	2012	2011
DEFERRED TAX ASSETS
Share based compensation	$4,595,100	$4,126,452
Compensation and benefits	700,194	440,268
Bad debt reserves	255,053	459,496
Accrued expenses	1,372,645	1,080,620
Fixed assets and depreciation	50,428	—
Base stock	787	—
NOLs & credit carry-forwards	5,207,805	—
Deferred income tax asset	$12,182,012	$6,106,836
DEFERRED TAX LIABILITIES
Fixed assets and depreciation	$—	$(5,537,132)
Intangibles and amortization	(4,044,119)	—
Prepaid expenses	(922,736)	(785,328)
Real estate taxes	(285,038)	(280,513)
Federal deduction on deferred state taxes	(290,158)	—
Deferred income tax liability	$(5,542,051)	$(6,602,973)
NET DEFERRED INCOME TAX ASSET (LIABILITY)	$6,639,961	$(496,137)

Tax years 2006 forward were subject to examination by the Internal Revenue Service (the “IRS”).  During 2009, the IRS began its field examination (the “Examination”) of the Company’s 2006, 2007 and 2008 tax returns.  The issues for consideration in the Examination were temporary differences related to the appropriate recovery periods applicable to certain assets.  In 2010, the Company received the results of the Examination of its 2006 through 2008 U.S. federal income tax returns and subsequently filed an appeal of the Examination findings with the Appellate Division of the IRS.  In connection with that appeal, the Company agreed to extend the statute of limitations for its 2006, 2007 and 2008 tax returns to December 31, 2012 to allow the IRS adequate time to consider its response in the appeals process.  During the third quarter of 2012, the Company settled with the IRS and paid $1.1 million related to the Examination.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
Balance — Beginning of year	$1,501,206	$1,501,206	$—
Additions based on tax positions of the current year	—	—	—
Additions based on tax positions of prior years	—	—	1,501,206
Reductions for settlements	(1,501,206)	—	—
Decreases due to lapses in statutes of limitations	—	—	—
Balance — End of year	$—	$1,501,206	$1,501,206

As of December 31, 2011 and 2010, the Company recorded a liability related to uncertain tax positions of $1,501,206.  With the conclusion of the Examination, this liability has been eliminated as of December 31, 2012.

The Company had accrued interest related to unrecognized tax benefits of $335,659, composed of $165,871 in 2011 and $169,788 in 2010. When the IRS audit was finalized, it was concluded that interest had been over-accrued by $133,348, resulting in a tax benefit on the income statement of $86,676. During 2012, tax of $937,935 and interest of $181,824 were paid related to the closing of the IRS audit noted above. Tax of $273,960 and interest of $20,505 related to tax returns to be amended for the years 2009 and 2010 are included in taxes payable.

Nevada Use Tax Refund Claims

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals were exempt from use tax.  As a result of this decision, refund claims were filed for use taxes paid, over the period April 1997 through March 2000 and the period February 2005 through June 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino property. We estimate the requested refund to be approximately $1.5 million, excluding interest.  We have not recognized any of these refund amounts.

In February 2012, the Department issued a policy directive, requesting that affected taxpayers begin collecting and remitting sales tax on complimentary meals and employee meals effective February 2012 and on June 25, 2012, the Nevada Tax Commission adopted regulations providing for a similar requirement, which regulations have not yet been made effective.   As such we have accrued the resultant tax of $410 thousand as of December 31, 2012.

We believe this policy directive, and possibly, the new regulations, contradict the March 27, 2008 Nevada Supreme Court decision, and we believe each are being challenged by several affected parties.

NOTE 8.  BENEFIT PLANS

Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Under the plan, participating employees may defer up to 15% of their pre-tax compensation, but not more than statutory limits.  The Company’s matching contributions were approximately $241,550, $221,582 and $97,180 for years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 9. SHARE-BASED COMPENSATION

The Company’s three stock option plans, consisting of the Directors’ Stock Option Plan, the Executive Long-term Incentive Plan and the Employee Stock Option Plan (the “Plans”), which collectively provide for the granting of options to purchase up to 3,250,000 common shares. The exercise price of stock options granted under the Plans is established by the respective plan committees, but the exercise price may not be less than the market price of the Company’s common stock on the date the option is granted. The Company stock options typically vest on a graded schedule, typically in equal, one-third increments, although the respective stock option committees have the discretion to impose different vesting periods or modify existing vesting periods. Options expire ten years from the grant date. By their amended terms, the Plans will expire in June 2013 after which no options may be granted unless the Plans are amended or replaced.  Such amendment or replacement requires the approval of a majority of the Company’s stockholders.

A summary of the stock option activity as of and for the year ended December 31, 2012 is presented below:

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	2,347,456	$12.13	—	—
Granted	942,474	8.81	—	—
Exercised	(9,166)	5.78	—	—
Forfeited	(142,000)	8.77	—	—
Expired	(4,444)	19.32	—	—
Outstanding at end of period	3,134,320	$11.29	6.7 yrs.	$3,523,257
Exercisable at end of period	1,636,581	$12.94	4.8 yrs.	$1,207,171

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

A summary of the status of the Company’s nonvested shares as of, and for the year ended, December 31, 2012 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2012	1,115,127	$12.16
Granted	942,474	8.81
Vested	(413,418)	12.94
Forfeited	(146,444)	8.77
Nonvested at December 31, 2012	1,497,739	$9.49

Expense Measurement and Recognition:

The Company recognizes share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Unrecognized costs related to all share-based awards outstanding at December 31, 2012 totaled approximately $1.2 million and is expected to be recognized over a weighted average period of 4.8 years.

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

	Years ended December 31,
	2012	2011	2010
Expected volatility	56.1%	56.1%	42.9%
Expected dividends	—	—	—
Expected life (in years)
Directors’ Plan	9.5	9.5	9.5
Executive Plan	3.1	3.1	3.1
Employee Plan	3.1	3.1	3.1
Weighted average risk free rate	0.4%	0.7%	1.2%

Weighted average grant date fair value per share of options granted	$3.43	$3.89	$2.13

Total intrinsic value of options exercised	$41,240	—	$64,253
Cash received for all stock option exercises	$52,995	—	$95,372
Tax benefit realized for tax return deductions	$13,816	—	$4,472

The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company.  The Company has determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility.

Reported stock based compensation expense was classified as follows:

	For the years ended December 31,
	2012	2011	2010
Casino	$65,018	$80,530	$46,313
Food and beverage	80,520	70,633	75,633
Hotel	20,273	17,028	27,866
Selling, general and administrative	1,202,156	1,451,461	1,591,272
Total stock-based compensation, before taxes	1,367,967	1,619,652	1,741,084
Tax benefit	(478,788)	(581,601)	(609,379)
Total stock-based compensation, net of tax	$889,179	$1,038,051	$1,131,705

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Self Insurance: The Company is self-insured for health care claims for eligible active employees. Benefit plan administrators assist the Company in determining its liability for self-insured claims, and such claims are not discounted. The Company is also self-insured for Atlantis workers’ compensation.  Both plans limit the Company’s maximum liability through a benefit limitation in the case of the health plan and through a stop-loss insurance agreement in the case of the Atlantis worker’s compensation plan. The maximum annual liability per insured is $425,000 which is a combination of the first $250,000 of claims plus 10% of claims between $250,000 and $2 million. The maximum liability for workers’ compensation under the Atlantis stop-loss agreement is $500 thousand per claim. The Company is fully-insured for Black Hawk workers compensation claims.

Kerzner Litigation:  As previously disclosed, litigation was filed against Monarch on January 27, 2006, by Kerzner International Limited (“Kerzner”) owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada, case number 3:06-cv-00232-ECR (RAM).  The complaint sought declaratory judgment prohibiting Monarch from using the name “Atlantis” in connection with offering casino services other than at Monarch’s Atlantis Casino Resort Spa located in Reno, Nevada, and particularly prohibiting Monarch from using the “Atlantis” name in connection with offering casino services in Las Vegas, Nevada; injunctive relief enforcing the same; and other relief.  Monarch filed a counterclaim against Kerzner seeking to cancel Kerzner’s federal registration of the Atlantis mark for casino services and to obtain declaratory relief in its favor on issues related to Monarch’s use of the mark, as raised by Kerzner’s complaint. (Monarch also filed a concurrent action with the Trademark Trial and Appeal Board (“TTAB”) seeking cancellation of Kerzner’s federal registration.  That administrative action was stayed by the TTAB pending outcome of the district court litigation.)  Upon conclusion of discovery various motions were filed by the parties.  On December 14, 2009, the court ruled on the pending motions, and identified a single remaining factual question concerning Kerzner’s alleged fame that potentially was dispositive of Kerzner’s claims.  After addressing additional procedural matters, on June 3, 2010, the court directed the parties to file the proposed joint pretrial order.  In the proposed joint pretrial order, Kerzner conceded that it could not prove the sole dispositive issue of fame and requested the court to make entry of judgment against Kerzner.  The court treated Kerzner’s request as a motion to dismiss and for entry of judgment, and on October 8, 2010 issued an order granting dismissal and entry of judgment against Kerzner.  On February 10, 2011, the court issued its final judgment against Kerzner and in favor of Monarch with respect to all claims asserted by Kerzner in the Complaint.  As to Monarch’s Counterclaims, the court granted all remaining counterclaims in favor of Monarch, including declaratory relief that: Monarch’s use of the Atlantis mark does not infringe on Kerzner’s rights; Monarch has developed valid common law rights in the Atlantis mark for casino services; Monarch owns a valid Nevada state trademark for the Atlantis mark in casino services; Monarch has the exclusive ability to use the Atlantis mark for casino services within the State of Nevada by virtue of its Nevada state registration; and  Monarch has the right and ability to use and convey rights in the Atlantis name and mark in connection with casino services in Las Vegas, Nevada, and to do so does not constitute deceptive trade practices under Nevada law.  The court declined Monarch’s request for cancellation of Kerzner’s federal registration and for attorneys’ fees, but awarded costs of suit to Monarch as the prevailing party.  (The TTAB action for cancellation of Kerzner’s federal registration remains pending.)  On March 11, 2011, Kerzner filed its Notice of Appeal, appealing the above referenced final judgment.  Monarch believes that the district court’s rulings, from which Kerzner has appealed, are sound and intends to vigorously oppose Kerzner’s appeal.  Additionally, Monarch has filed a cross-appeal on the bases that the district court erred by failing to cancel Kerzner’s federal registration of the Atlantis mark for gaming, and by not awarding attorneys’ fees to Monarch.  The case number assigned in the Ninth Circuit Court of Appeal is 11-15675.  The briefing schedule at the Ninth Circuit Court of Appeal has been stayed while the parties explore the possibility of settlement.

We are party to other claims that arise in the normal course of business.  Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition, cash flows or results of operations.

NOTE 11.  RIVIERA BLACK HAWK ACQUISITION

On September 29, 2011, Monarch entered into a definitive Stock Purchase Agreement (the “Agreement”) with Riviera Operating Corporation, a Nevada corporation, Riviera Holdings Corporation, a Nevada corporation (collectively the “Seller” and together with Monarch, the “Parties”) and Riviera Black Hawk, Inc., a Colorado corporation (“Riviera Black Hawk”).  Pursuant to the Agreement, the Seller agreed to sell all of the issued and outstanding shares of common stock of Riviera Black Hawk to Monarch.  As required by the Agreement, the Company paid a $3.8 million deposit (the “Deposit”) against the $76 million purchase price (the “Purchase Price”).  The Company included the Deposit in prepaid and other current assets at December 31, 2011.

On April 26, 2012 (the “Closing”) Monarch completed the acquisition of Riviera Black Hawk.  Monarch paid $72.2 million, the difference between the Purchase Price and the Deposit, subject to certain post-Closing working capital adjustments.  At Closing, Seller paid substantially all of Riviera Black Hawk’s indebtedness and left Monarch $2.1 million of net working capital.  In order to fund the Purchase Price and related transaction costs, Monarch borrowed $72.3 million under its New Credit Facility (see NOTE 6).  $2.28 million of the Purchase Price was escrowed for one year to secure the Seller’s indemnification obligations under the Purchase Agreement.

The acquisition was treated as a purchase transaction. Accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. In establishing its purchase price allocation, the Company obtained a third-party valuation of the assets acquired and liabilities assumed, and assigned the following values based upon the Company’s consideration of the third-party valuation (amounts in thousands):

Cash consideration	$75,885
Liabilities assumed by the Company	3,505
Working capital adjustment	604
Total consideration	$79,994

The allocation of pro forma purchase price is as follows (in thousands):

Tangible Assets:
Current assets	$6,241
Land	8,700
Site improvements	30
Building improvements	15,200
Furniture and equipment	5,737
Total tangible assets	35,908
Intangible Assets:
Customer list	10,490
Trade name	1,590
Goodwill	25,110
Total intangible assets	37,190
Deferred tax asset	6,896
Total assets	$79,994

The Company recognized $2.2 million and $974 thousand of acquisition related expense in the twelve months ended December 30, 2012 and 2011, respectively.

The amounts of net revenue and operating income of Riviera Black Hawk Casino included in the Company’s consolidated statement of income, since the Closing, after elimination of intercompany transactions, for the twelve month period ended December 31, 2012 are as follows (amounts in thousands):

Net revenues	$29,429
Income from operations	$6,350
Net income	$3,952

The unaudted pro forma consolidated results of operations, as if the acquisition of Riviera Black Hawk had occurred on January 1, 2011 and 2012, are as follows (amounts in thousands except per share amounts):

	Twelve Months Ended
	December 31,
	2012	2011
Pro forma (unaudited):
Net revenues	$183,043	$180,185
Income from operations	$17,516	$15,919
Net income	$9,542	$8,499
Basic earnings per share	$0.59	$0.53
Diluted earnings per share	$0.59	$0.52

NOTE 12. SEGMENT INFORMATION

We have defined two reportable operating segments:  the Atlantis and Rivera Black Hawk.  We use Adjusted EBITDA (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to net income for the twelve months ended December 31, 2012 and 2011.

	Twelve months ended December 31,
	2012	2011
Net revenues:
Atlantis	$140,928,245	$140,632,205
Black Hawk (a)	29,428,719	—
Total net revenue	$170,356,964	$140,632,205

Adjusted EBITDA (b)
Atlantis	$31,111,370	$33,310,003
Black Hawk (a)	9,630,100	—
	40,741,470	33,310,003
Corporate and other expense (c)	(4,584,220)	(4,047,823)
Total Adjusted EBITDA	$36,157,250	$29,262,180

Expenses:
Stock based compensation	(1,367,967)	(1,619,652)
Depreciation and amortization	(16,650,604)	(13,379,538)
Acquisition expense	(2,155,521)	(973,607)
Building demolition expense	—	(3,519,148)
Interest expense	(2,023,957)	(914,308)
Provision for income taxes	(5,048,353)	(3,180,073)
Net income	$8,910,848	$5,675,854

	Twelve Months Ended December 31,
	2012	2011
Capital Expenditures (in thousands):
Atlantis	$3,530	$5,231
Black Hawk (a)	6,799	—
	$10,329	$5,231

	December 31, 2012	December 31, 2011
Assets (in thousands):
Atlantis	$147,645	$168,922
Black Hawk (a)	91,192	—
Corporate and other (d)	9,283	10,678
Total assets	$248,120	$179,600

(a)         We acquired Black Hawk on April 26, 2012.

(b)         We define Adjusted EBITDA for each segment as net income plus provision for income taxes, interest expense, acquisition expense, building demolition expense, management fee income or expense, gain or loss on disposal of assets, depreciation and amortization and stock based compensation.  Adjusted EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) or as a measure of liquidity. This item enables comparison of the Company’s performance with the performance of other companies that report Adjusted EBITDA, although some companies do not calculate this measure in the same manner and therefore, the measure as presented may not be comparable to similarly titled measures presented by other companies.

(c)          Corporate and other expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

(d)         Corporate assets include assets not directly related to our casino and hotel operations and the assets of our non-operating subsidiaries.

NOTE 13.  RELATED PARTY TRANSACTIONS

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

A driveway that is being shared between the Atlantis and the Shopping Center was completed on September 30, 2004.  As part of this project, in January 2004, the Company leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300,000, subject to increase every 60 months based on the Consumer Price Index. The Company began paying rent to the Shopping Center on September 30, 2004. The Company also uses part of the common area of the Shopping Center and pays its proportional share of the common area expense of the Shopping Center. The Company has the option to renew the lease for 3 five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased driveway section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by the Company for pedestrian and vehicle access to the Atlantis, and the Company may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; the Company was responsible for two thirds of the total cost, or $1.35 million. The Company paid approximately $340,000, $340,000 and $340,000 plus common area charges for the years ended December 31, 2012, 2011 and 2010, for its leased driveway space at the Shopping Center.

NOTE 14.   SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since December 31, 2012 that required recognition or disclosure in the consolidated financial statements.

NOTE 15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Certain amounts in the selected quarterly unaudited financial data schedule for 2012 have been reclassified to conform to the 2012 year-end presentation. These reclassifications had no effect on the previously reported income from operations, net income or statement of cash flows.

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$34,630,092	$44,216,594	$47,861,711	$43,648,567	$170,356,964
Operating expenses	31,777,814	40,820,963	40,995,150	40,779,879	154,373,806
Income from operations	2,852,278	3,395,631	6,866,561	2,868,688	15,983,158
Net income	1,641,367	1,792,758	4,137,080	1,339,643	8,910,848

Income per share common stock
Basic	$0.10	$0.11	$0.26	$0.08	$0.55
Diluted	$0.10	$0.11	$0.25	$0.08	$0.55

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$33,285,816	$37,159,873	$36,174,386	$34,012,130	$140,632,205
Operating expenses	30,629,377	31,491,091	36,022,941	32,718,561	130,861,970
Income from operations	2,656,439	5,668,782	151,445	1,293,569	9,770,235
Net income	1,539,146	3,558,136	11,279	567,293	5,675,854

Income per share of common stock
Basic	$0.10	$0.22	$0.00	$0.04	$0.35
Diluted	$0.09	$0.22	$0.00	$0.03	$0.35

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 10, 2013.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 10, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Following is information related to the Company’s equity compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (F1)	3,134,320	$11.29	229,960

Equity compensation plans not approved by security holders	—	—	—
Total	3,134,320	$11.29	229,960

(F1) Includes the 1993 Directors’ Stock Option Plan, 1993 Employee Stock Option Plan and 1993 Executive Long-Term Incentive Plan, as amended.

Additional information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 10, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 10, 2013.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 10, 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

Included in Part II of this report:

a) Report of Independent Registered Public Accounting Firm

b) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010.

c) Consolidated Balance Sheets at December 31, 2012 and 2011.

d) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010.

e) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.

f) Notes to Consolidated Financial Statements.

2. Financial Statements Schedules

Schedule II. - VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at beginning of year	Charged to costs and expenses	Deductions (F1)	Other	Balance at end of year
2010
Allowance for doubtful accounts	$2,411,283	$740,387	$(700,955)	$—	$2,450,715
2011
Allowance for doubtful accounts	$2,450,715	$84,798	$(1,222,668)	$—	$1,312,845
2012
Allowance for doubtful accounts	$1,312,845	$(7,924)	$(576,199)	$—	$728,722

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

3.02	Bylaws of Monarch Casino & Resort, Inc., adopted June 14, 1993 and amended January 24, 1995, and March 27, 2009 and June 1, 2012*.

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

10.04

Second Amended and Restated Credit Agreement, dated as of November 15, 2011, among Monarch Casino & Resort, Inc., Golden Road Motor Inn, Inc. and Monarch Growth Inc., as Borrowers, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer, Swing Line Lender and Lead Arranger and Wells Fargo Securities, LLC, as Lead Arranger and Sole Book runner, Bank of America N.A., as Syndication Agent as incorporated herein by reference to the Company’s Form 10-K (SEC File 0-22088) dated March 14, 2012, Exhibit 10.04.

10.05

Trademark and Domain Name License Agreement, dated as of April 26, 2012, by and between Riviera Operating Corporation and Riviera Black Hawk, Inc. is incorporated herein by reference to the Company’s Form 8-K (SEC File 0-22088) filed on April 27, 2012, Exhibit 10.1.

21.01	List of Subsidiaries of Monarch Casino & Resort, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K.*

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH CASINO & RESORT, INC.

(Registrant)

Date: March 15, 2013	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN FARAHI	Co-Chairman of the Board of Directors	March 15, 2013
John Farahi	Chief Executive Officer (Principal
Executive Officer) and Director

/S/ BOB FARAHI	Co-Chairman of the Board of Directors,	March 15, 2013
Bob Farahi	President, Secretary and Director

/S/ RONALD ROWAN	Chief Financial Officer (Principal Financial	March 15, 2013
Ronald Rowan	Officer and Principal Accounting Officer)

/S/ YVETTE E. LANDAU	Director	March 15, 2013
Yvette E. Landau

/S/ CRAIG F. SULLIVAN	Director	March 15, 2013
Craig F. Sullivan

/S/ RONALD R. ZIDECK	Director	March 15, 2013
Ronald R. Zideck