Form 10-Q
period 2013-03-31
MONARCH CASINO & RESORT INC
filed 2013-05-08
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,155,661 shares
Class	Outstanding at May 1, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)	(unaudited)
Revenues
Casino	$38,703,346	$25,409,520
Food and beverage	12,221,987	10,585,794
Hotel	5,311,228	4,368,442
Other	2,329,980	2,137,356
Gross revenues	58,566,541	42,501,112
Less promotional allowances	(10,922,514)	(7,633,056)
Net revenues	47,644,027	34,868,056
Operating expenses
Casino	14,505,785	10,133,551
Food and beverage	5,175,661	4,725,753
Hotel	1,403,878	1,295,194
Other	751,643	726,224
Selling, general and administrative	13,978,711	11,685,381
Depreciation and amortization	4,643,435	3,375,084
Acquisition expense	—	74,591
Total operating expenses	40,459,113	32,015,778
Income from operations	7,184,914	2,852,278
Other expenses
Interest expense	(566,096)	(328,661)
Total other expense	(566,096)	(328,661)
Income before income taxes	6,618,818	2,523,617
Provision for income taxes	(2,356,816)	(882,250)
Net income	$4,262,002	$1,641,367

Earnings per share of common stock
Net income
Basic	$0.26	$0.10
Diluted	$0.26	$0.10

Weighted average number of common shares and potential common shares outstanding
Basic	16,147,324	16,138,158
Diluted	16,275,208	16,274,355

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,222,894	$19,043,213
Receivables, net	2,240,069	2,456,883
Inventories	2,364,866	2,382,802
Prepaid expenses	3,365,919	2,636,422
Deferred income taxes	5,425,848	5,425,848
Total current assets	32,619,596	31,945,168
Property and equipment
Land	27,914,847	27,914,847
Land improvements	6,561,729	6,561,729
Buildings	150,843,298	150,843,298
Building improvements	11,681,100	11,681,100
Furniture and equipment	135,341,915	132,946,374
Leasehold improvements	1,346,965	1,346,965
	333,689,854	331,294,313
Less accumulated depreciation and amortization	(156,823,265)	(152,868,719)
Net property and equipment	176,866,589	178,425,594
Other assets
Goodwill	25,110,810	25,110,810
Intangible assets, net	9,515,803	10,204,691
Deferred income taxes	1,214,113	1,214,113
Other assets, net	1,143,300	1,219,579
Total other assets	36,984,026	37,749,193
Total assets	$246,470,211	$248,119,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,351,876	$8,061,570
Accrued expenses	18,541,466	17,836,194
Income taxes payable	2,431,217	274,401
Total current liabilities	29,324,559	26,172,165
Long-term debt	71,800,000	81,100,000
Total liabilities	101,124,559	107,272,165

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,147,324 outstanding at March 31, 2013 and at December 31, 2012	190,963	190,963
Additional paid-in capital	34,599,550	34,363,690
Treasury stock, 2,948,976 shares at March 31, 2013 and at December 31, 2012, at cost	(48,306,046)	(48,306,046)
Retained earnings	158,861,185	154,599,183
Total stockholders’ equity	145,345,652	140,847,790
Total liabilities and stockholder’s equity	$246,470,211	$248,119,955

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$4,262,002	$1,641,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,643,435	3,375,084
Amortization of deferred loan costs	76,279	107,679
Share based compensation	235,860	268,485
(Recoveries) provision for bad debts	(33,783)	93,171
Gain on disposal of assets	(20,608)	—
Changes in operating assets and liabilities:
Receivables	250,597	(356,373)
Inventories	17,936	197,061
Prepaid expenses	(729,497)	(425,391)
Accounts payable	290,306	(1,602,224)
Accrued expenses	705,272	552,789
Income taxes	2,156,816	882,250
Net cash provided by operating activities	11,854,615	4,733,898

Cash flows from investing activities:
Proceeds from sale of assets	20,608	—
Acquisition of property and equipment	(2,395,542)	(1,443,703)
Net cash used in investing activities	(2,374,934)	(1,443,703)

Cash flows from financing activities:
Principal payments on long-term debt	(9,300,000)	(5,700,000)
Net cash used in financing activities	(9,300,000)	(5,700,000)
Net increase (decrease) in cash	179,681	(2,409,805)
Cash and cash equivalents at beginning of period	19,043,213	13,582,659
Cash and cash equivalents at end of period	$19,222,894	$11,172,854

Supplemental disclosure of cash flow information:
Cash paid for interest	$479,180	$139,738
Cash paid for income taxes	$200,000	$—

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Monarch Casino & Resort, Inc., was incorporated in 1993 and through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”).  Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”) and Golden North, Inc. (“Golden North”), each own separate parcels of land located proximate to the Atlantis.  Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, acquired Riviera Black Hawk, Inc., owner of the Riviera Black Hawk Casino (collectively “Black Hawk”) on April 26, 2012.  Monarch Growth also owns a parcel of land in Black Hawk, Colorado contiguous to the Riviera Black Hawk Casino.  The Company has included the results of Black Hawk in its unaudited condensed consolidated financial statements since the date of acquisition.

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

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Reclassification:

Certain gaming related expenses in the 2012 unaudited condensed consolidated financial statements have been reclassified to conform to the 2013 presentation. These reclassifications had no effect on the previously reported, income from operations, net income or statements of cash flows.

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

Reported stock-based compensation expense was classified as follows:

	Three Months Ended
	March 31,
	2013	2012
Casino	$12,987	$13,323
Food and beverage	19,548	16,931
Hotel	4,056	4,056
Selling, general and administrative	199,269	234,175
Total stock-based compensation, before taxes	235,860	268,485
Tax benefit	(82,551)	(93,970)
Total stock-based compensation, net of tax	$153,309	$174,515

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

	Three Months Ended March 31,
	2013		2012
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,147	$0.26	16,138	$0.10
Effect of dilutive stock options	128	—	136	—
Diluted	16,275	$0.26	16,274	$0.10

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.  For the three months ended March 31, 2013 and 2012, 1,912,060 and 1,754,864, respectively, anti-dilutive options were excluded from the computation.

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

NOTE 5. RELATED PARTY TRANSACTIONS

The 19 acre shopping center (the “Shopping Center”) adjacent to the Atlantis is owned by Biggest Little Investments, L.P. (“BLI”) whose general partner is Maxum, L.L.C. (“Maxum”).  John Farahi, Bob Farahi and Ben Farahi each individually own non-controlling interests in BLI and Maxum.  John Farahi is Co-Chairman of the Board, Chief Executive Officer, Secretary, and a Director of Monarch.  Bob Farahi is Co-Chairman of the Board, President, and a Director of Monarch.

In addition, the Company shares a driveway with and leases approximately 37,000 square-feet from the Shopping Center for a minimum lease term of 15 years at an annual rent of $370,000 including common area expenses, subject to increase every year beginning in the 61st month based on the Consumer Price Index. The Company has the option to renew the lease for three individual five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased driveway section of the Shopping Center at a price to be determined based on an appraisal. The Company paid approximately $85,200 plus common area maintenance charges for its leased driveway space at the Shopping Center during both three month periods ended March 31, 2013 and March 31, 2012.

The Company occasionally leases billboard advertising space from affiliates of its controlling stockholders and paid $12,500 for the three months ended March 31, 2013, and paid $53,800 for the three months ended March 31, 2012.

NOTE 6.  LONG-TERM DEBT

On November 15, 2011, we amended and restated our $60.0 million credit facility with a new facility (the “New Credit Facility”).  We utilized the New Credit Facility to finance the acquisition of Riviera Black Hawk, Inc. and the New Credit Facility is available to be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.  The maximum available borrowings under the New Credit Facility are $100.0 million.

In addition to other customary covenants for a facility of this nature, as of March 31, 2013, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 3.0:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.15:1.  As of March 31, 2013, the Company’s leverage ratio and fixed charge coverage ratios were 1.7:1 and 10.1:1, respectively.

The maximum principal available under the New Credit Facility is reduced by 1.5% per quarter beginning July 1, 2013. The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000.  Maturities of the Company’s borrowings for each of the next three years and thereafter as of March 31, 2013 are as follows:

Amounts in thousands

Year	Maturities
2013	$—
2014	—
2015	—
Thereafter	71,800
$71,800

At March 31, 2013, the Company had $71.8 million outstanding under the New Credit Facility.  At that time its leverage ratio was such that pricing for borrowings under the New Facility was LIBOR plus 2.25%.  At March 31, 2013 the one-month LIBOR interest rate was 0.20%.   The carrying value of the debt outstanding under the New Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

NOTE 7.  TAXES

For the three months ended March 31, 2013 the Company’s effective tax rate was 35.6% compared to 35.0% in the quarter ended March 31, 2012 with the increase in the effective rate attributable to Colorado taxable income due to the acquisition of Black Hawk.

NOTE 8.  SEGMENT INFORMATION

We have two reportable operating segments, the Atlantis and Black Hawk.  The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to net income for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
Net revenue
Atlantis	$36,048,764	$34,868,056
Black Hawk(a)	11,595,263	—
Total net revenue	$47,644,027	$34,868,056

	Three months ended March 31,
	2013	2012
Adjusted EBITDA (b)
Atlantis	$9,327,000	$7,818,152
Black Hawk(a)	4,016,696	—
	13,343,696	7,818,152
Corporate and other expense(c)	(1,279,487)	(1,247,714)
Total Adjusted EBITDA	$12,064,209	$6,570,438

Expenses
Stock based compensation	(235,860)	(268,485)
Depreciation and amortization	(4,643,435)	(3,375,084)
Acquisition expense	—	(74,591)
Interest expense	(566,096)	(328,661)
Provision for income taxes	(2,356,816)	(882,250)
Net income	$4,262,002	$1,641,367

(a)         We acquired Black Hawk on April 26, 2012.

(b)         We define Adjusted EBITDA for each segment as net income plus provision for income taxes, interest expense, acquisition expense, management fee income or expense, gain or loss on disposal of assets, depreciation and amortization and stock based compensation.  Adjusted EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) or as a measure of liquidity. This item enables comparison of the Company’s performance with the performance of other companies that report Adjusted EBITDA, although some companies do not calculate this measure in the same manner and therefore, the measure as presented may not be comparable to similarly titled measures presented by other companies.

(c)          Corporate and other expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monarch Casino & Resort, Inc., through its direct and indirect wholly-owned subsidiaries, Golden Road Motor Inn, Inc. (“Golden Road”), Monarch Growth Inc. (“Monarch Growth”), Monarch Black Hawk, Inc. (“Monarch Black Hawk”), High Desert Sunshine, Inc. (“High Desert”) and Golden North, Inc. (“Golden North”), and Golden East, Inc. (“Golden East”) owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”); the Riviera Black Hawk Casino in Black Hawk, Colorado (“Black Hawk”); and real estate proximate to the Atlantis and Riviera Black Hawk.

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

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis:  As in many other areas around the country, the impacts of the economic decline in Reno that began in the fourth quarter of 2007 continue to be felt in the first quarter of 2013.  Aggressive marketing programs by our competitors have also posed challenges to us during that time.  Furthermore, based on statistics released by the Nevada Gaming Control Board, the Reno gaming revenue market has shrunk in the aggregate.  Despite those negative factors, revenue in our food and beverage, hotel and other operating departments increased compared to the same quarter of 2012, however casino revenue decreased slightly from the prior year quarter.  We anticipate that the ongoing macroeconomic decline nationally and in the Reno market, combined with aggressive marketing programs of our competitors, will continue to apply downward pressure on Atlantis revenue.

Riviera Black Hawk:  Since the acquisition of Riviera Black Hawk, Inc. in April 2012, our focus has been to maximize casino and food and beverage revenues.  There is currently no hotel on the property.  We have evaluated all aspects of operations and have implemented certain operational changes which we believe will enhance the guest experience and have reduced costs.  We are in the process of completely redesigning and upgrading the existing Black Hawk facility and received zoning approval on April 10, 2013 for our expansion plans, subject to certain conditions, from the Black Hawk City Council.  The approved master plan nearly doubles the existing casino space and converts the facility into a full-scale, high end, resort through the addition of a 335 foot hotel tower with 507 guest rooms and suites, a resort quality spa and pool facility, four restaurants, additional bars, associated support facilities and a new ten story parking structure that, together with existing parking, provides 1,551 parking spaces.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Capital expenditures totaled approximately $2.4 million and $1.4 million for the three month periods ended March 31, 2013 and 2012.  During the three month periods ended March 31, 2013, our capital expenditures related primarily to the redesign and upgrade of the Black Hawk facility as well as acquisition of gaming equipment to upgrade and replace existing equipment.  The prior year capital expenditures related primarily to purchases of gaming equipment and continued renovation and other general upgrades to the Atlantis facility.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2013 and 2012

For the three months ended March 31, 2013, our net income totaled $4.3 million, or $0.26 per diluted share, an increase in net income of $2.6 million, or $0.16 per diluted share, reflecting a 160.0% increase in both net income and diluted earnings per share.  Revenues totaled $47.6 million in the current quarter, an increase of $12.8 million over the 2012 first quarter.  Income from operations for the three months ended March 31, 2013 totaled $7.2 million compared to $2.9 million for the same period in 2012.

Atlantis Operations:

Casino revenues decreased 1.2% in the first quarter of 2013 compared to the first quarter of 2012 Casino operating expenses amounted to 38.6% of casino revenues in the first quarter of 2013, compared to 39.9% in the first quarter of 2012.  The improvement in casino operating expenses as a percentage of casino revenues was primarily due to a 5.8% decrease in casino complimentary expense.

Food and beverage revenues for the first quarter of 2013 increased 3.0%  over the first quarter of 2012, due to a 3% increase in total covers served with stable average revenue per cover.  Food and beverage operating expenses as a percent of total revenue of 44.9% were consistent with the prior year period where costs totaled 44.6% of food and beverage revenues.

Hotel revenues grew 21.6% in the first quarter of 2013, compared to the 2012 first quarter due to improvements in both occupancy and average daily room rate (“ADR”).  Our hotel occupancy improved to 84.9% during the first quarter of 2013 compared to 81.4% during the same period in 2012 while ADR increased 16.9% to $77.27 during the current quarter versus $66.09 in the prior year quarter.  Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $71.60 and $58.24 for the three month periods ended March 31, 2013 and 2012, respectively.  Hotel operating expenses as a percent of hotel revenues improved to 26.4% for the first quarter of 2013 from 29.6% for the first quarter of 2012 due primarily to growth in hotel revenue.

Promotional allowances as a percentage of gross revenues decreased to 18.6% during the first quarter of 2013 compared to 18.0% in the comparable 2012 quarter.

Other revenues increased 9.0% in the first quarter of 2013 compared to the first quarter of 2012.

Riviera Black Hawk Operations:

We acquired the Riviera Black Hawk on April 26, 2012, and therefore, no information is given for the quarter ended March 31, 2012.  The amounts of net revenue and operating income of Riviera Black Hawk included in the Company’s consolidated statement of income, after elimination of intercompany transactions, for the quarter ended March 31, 2013 are as follows:

Amounts in millions

Net revenues	$11.6
Income from operations	2.8
Net income	1.4

Corporate and Other Expenses:

Selling, General and Administrative (“SG&A”) expense increased to $14.0 million in the first quarter of 2013 from $11.7 million in the first quarter of 2012 attributable primarily due to the inclusion of Black Hawk SG&A of $2.5 million offset by lower marketing and utilities expenses.  As a percentage of net revenue, SG&A expenses declined to 29.3% in the first quarter of 2013 from 33.5% in the same period in 2012 as a result of growth in revenues.

Depreciation and amortization expense increased to $4.6 million in the first quarter of 2013 from $3.4 million in the 2012 first quarter due to the inclusion of $1.2 million of depreciation and amortization related to the Black Hawk acquired assets.

During the quarter, the Company paid down the principal balance on its credit facility by $9.3 million, which decreased the outstanding balance of the credit facility to $71.8 million at March 31, 2013 from $81.1 million at December 31, 2012. Interest expense increased to $0.6 million in the quarter ended March 31, 2012 from $0.3 million in the prior year’s first quarter due to higher average loan balances in the current year quarter compared to the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2013, net cash provided by operating activities totaled $11.9 million, an increase of approximately $7.1 million or 150.4% compared to the same period last year due primarily to increased net income from the addition of the Black Hawk property.  Also contributing to the improvement in operating cash flow were increases in income taxes and accounts payable as well a decrease in account receivable.

Net cash used in investing activities totaled $2.4 million for the current quarter compared to $1.4 million for the prior year period.  The current period investing activities reflects our continued investment in gaming equipment and facilities upgrades for both the Atlantis and Black Hawk properties while the prior period cash used for investing activities related to gaming equipment and upgrades of the Atlantis property.

We used $9.3 million and $5.7 million of cash in financing activities during the three months ended March 31, 2013 and March 31, 2012, respectively, to repay borrowings under our New Credit Facility.

The Company has a $100.0 million credit facility available (“New Credit Facility”) of which $71.8 million was drawn at March 31, 2013.  The proceeds from the New Credit Facility were utilized by the Company to finance the acquisition of Black Hawk, Inc. and may also be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.  The company had $28.2 million available on the New Credit Facility as of March 31, 2013.

The maximum principal available under the New Credit Facility is reduced by 1.5% per quarter beginning July 1, 2013. The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000.  Maturities of the Company’s borrowings for each of the next three years and thereafter as of March 31, 2013 are as follows:

Amounts in thousands

Year	Maturities
2013	$—
2014	—
2015	—
Thereafter	71,800
$71,800

The maturity date of the New Credit Facility is November 15, 2016.  Borrowings are secured by liens on substantially all of the real and personal property of Monarch.

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

The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $85,200 in lease payments for the leased driveway space at the Shopping Center during the three months ended March 31, 2013.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2012 Form 10-K filed on March 15, 2013.

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

We also believe that unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis’ key feeder market areas, such as San Francisco or Sacramento, or in other areas near Denver, Colorado, the Black Hawk key feeder markets, could have a material adverse effect on our business.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of March 31, 2013 and the next five years and thereafter are as follows:

Amounts in thousands

	Payments Due by Period (4)
		less than	1 to 3	4 to 5	more than
	Total	1 year	years	years	5 years
Operating Leases (1)	$2,462	$416	$751	$740	$555
Borrowings Under Credit Facility (2)	71,800	—	—	71,800	—

Purchase Obligations (3)	6,613	6,613	—	—	—

Total Contractual Cash Obligations	$80,875	$7,029	$751	$72,540	$555

(1) Operating leases include leased storage, driveway usage and common area expense payments for the shopping center adjacent to the Atlantis.

(2) The amount represents outstanding draws against the New Credit Facility as of March 31, 2013.

(3) Purchase obligations represent approximately $1.9 million of commitments related to capital projects and approximately $4.7 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and construction commitments, approximately $4.7 million are cancelable by us upon providing a 30-day notice.

(4)  Because interest payments under our New Credit Facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: 1) future short-term interest rates; 2) our future leverage ratio which varies with EBITDA and our borrowing levels and 3) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 1.25% to 2.50% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  At March 31, 2013 pricing was set at the opening pricing point of LIBOR plus 2.25% and will be adjusted in subsequent quarters in accordance with our leverage ratio.  At March 31, 2013, the one-month LIBOR rate was 0.20%.

SALES AND USE TAX ON COMPLIMENTARY MEALS

In March 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals were exempt from use tax.  As a result of this decision, refund claims were filed for use taxes paid, over the period April 1997 through March 2000 and the period February 2005 through June 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino property. We estimate the requested refund to be approximately $1.6 million, excluding interest.  We have not recognized any of these refund amounts.

In February 2012, the Department issued a policy directive, requesting that affected taxpayers begin collecting and remitting sales tax on complimentary meals and employee meals effective February 2012 and on June 25, 2012, the Nevada Tax Commission adopted regulations providing for a similar requirement, which regulations have not yet been made effective.   As such we have accrued the resultant tax of $0.5 million as of March 31, 2013.

We believe this policy directive, and possibly, the new regulations, contradict the March 27, 2008 Nevada Supreme Court decision, and we believe each are being challenged by several affected parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of March 31, 2013 that are subject to market risk.  As of March 31, 2013 we had $71.8 million of outstanding debt under our New Credit Facility that was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the New Credit Facility at March 31, 2013 would result in a change in our annual interest cost of approximately $0.7 million.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, litigation was filed against Monarch on January 27, 2006, by Kerzner International Limited (“Kerzner”) owner of the Atlantis, Paradise Island, Bahamas in the United States District Court, District of Nevada, case number 3:06-cv-00232-ECR (RAM).  The complaint sought declaratory judgment prohibiting Monarch from using the name “Atlantis” in connection with offering casino services other than at Monarch’s Atlantis Casino Resort Spa located in Reno, Nevada, and particularly prohibiting Monarch from using the “Atlantis” name in connection with offering casino services in Las Vegas, Nevada; injunctive relief enforcing the same; and other relief.  Monarch filed a counterclaim against Kerzner seeking to cancel Kerzner’s federal registration of the ATLANTIS mark for casino services and to obtain declaratory relief in its favor on issues related to Monarch’s use of the mark, as raised by Kerzner’s complaint.  Upon conclusion of discovery various motions were filed by the parties.  On December 14, 2009, the court ruled on the pending motions, and identified a single remaining factual question concerning Kerzner’s alleged fame that potentially was dispositive of Kerzner’s claims.  After addressing additional procedural matters, on June 3, 2010, the court directed the parties to file the proposed joint pretrial order.  In the proposed joint pretrial order, Kerzner conceded that it could not prove the sole dispositive issue of fame and requested the court to make entry of judgment against Kerzner.  The court treated Kerzner’s request as a motion to dismiss and for entry of judgment, and on October 8, 2010 issued an order granting dismissal and entry of judgment against Kerzner.  On February 10, 2011, the court issued its final judgment against Kerzner and in favor of

Monarch with respect to all claims asserted by Kerzner in the Complaint.  As to Monarch’s Counterclaims, the court granted all remaining counterclaims in favor of Monarch, including declaratory relief that: Monarch’s use of the ATLANTIS mark does not infringe on Kerzner’s rights; Monarch has developed valid common law rights in the ATLANTIS mark for casino services; Monarch owns a valid Nevada state trademark for the ATLANTIS mark in casino services; Monarch has the exclusive ability to use the ATLANTIS mark for casino services within the State of Nevada by virtue of its Nevada state registration; and  Monarch has the right and ability to use and convey rights in the Atlantis name and mark in connection with casino services in Las Vegas, Nevada, and to do so does not constitute deceptive trade practices under Nevada law.  The court declined Monarch’s request for cancellation of Kerzner’s federal registration and for attorneys’ fees, but awarded costs of suit to Monarch as the prevailing party.   On March 11, 2011, Kerzner filed its Notice of Appeal, appealing the above referenced final judgment.  Monarch filed a cross-appeal on the bases that the district court erred by failing to cancel Kerzner’s federal registration of the ATLANTIS mark for gaming, and by not awarding attorneys’ fees to Monarch.  The case number assigned in the Ninth Circuit Court of Appeal was 11-15675. The Ninth Circuit briefing schedule was stayed while the parties explored settlement.  Having reached a settlement, on February 13, 2013, the parties submitted a Stipulated Motion to Voluntarily Dismiss Appeal and Cross-Appeal and  the Ninth Circuit’s Order of Dismissal pursuant to that Motion was entered February 14, 2013.  In conjunction with the settlement,  Monarch was acknowledged by Kerzner to own the rights in the United States for use of the name ATLANTIS in connection with casino, restaurant, bar and cocktail lounge services, and Monarch further obtained registration for the marks “Atlantis Casino” and “Atlantis Casino Spa” in the US Patent and Trademark Office in International Class 41 (U.S. Classes 100, 101 and 107) for casinos, and in International Class 43 (U.S. Classes 100 and 101) for restaurant and bar services, and cocktail lounges.   Also, as an element of the settlement, under a license from Monarch, Kerzner is entitled to exclusive use of the Atlantis name for gaming in resort-type settings in the United States east of the Mississippi River.  However, Monarch retains all rights for online or internet-based casino gaming services under the Atlantis name directed toward United States consumers.   Kerzner retains ownership of the mark ATLANTIS for lodging services (this class of services  was not a subject of the litigation) and Monarch continues to hold the exclusive license from Kerzner for lodging services under the Atlantis name in the state of Nevada.  Accordingly, Monarch holds the intellectual property rights enabling it to own and/or operate an Atlantis-branded casino resort in Las Vegas, and any other Nevada location.   The above-described trademark litigation with Kerzner is now concluded.

We are party to other claims that arise in the normal course of business.  Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.  The material changes to those risk factors during the three months ended March 31, 2013 are found below.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: May 8, 2013	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)