Form 10-Q
period 2013-06-30
MONARCH CASINO & RESORT INC
filed 2013-08-09
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,370,893 shares
Class	Outstanding at August 2, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Casino	$39,792,123	$33,452,976	$76,787,306	$57,175,297
Food and beverage	12,494,373	11,788,422	24,385,133	22,092,620
Hotel	6,368,349	5,305,178	11,679,577	9,673,620
Other	2,314,753	2,245,285	4,644,733	4,382,641
Gross revenues	60,969,598	52,791,861	117,496,749	93,324,178
Less promotional allowances	(11,318,504)	(10,320,711)	(22,241,018)	(17,953,767)
Net revenues	49,651,094	42,471,150	95,255,731	75,370,411
Operating expenses
Casino	14,923,240	13,632,111	29,429,025	23,765,661
Food and beverage	4,994,464	4,620,609	9,838,898	9,064,765
Hotel	1,728,556	1,546,694	3,132,434	2,841,888
Other	813,181	765,841	1,564,824	1,492,065
Selling, general and administrative	12,643,311	12,635,327	24,913,865	22,633,511
Depreciation and amortization	4,379,873	4,260,205	9,023,308	7,635,289
Acquisition expense	—	1,625,930	—	1,700,521
Total operating expenses	39,482,625	39,086,717	77,902,354	69,133,700
Income from operations	10,168,469	3,384,433	17,353,377	6,236,711
Other expenses
Interest expense	(516,231)	(577,000)	(1,082,327)	(905,661)
Total other expense	(516,231)	(577,000)	(1,082,327)	(905,661)
Income before income taxes	9,652,238	2,807,433	16,271,050	5,331,050
Provision for income taxes	(3,531,994)	(1,014,675)	(5,888,810)	(1,896,925)
Net income	$6,120,244	$1,792,758	$10,382,240	$3,434,125

Earnings per share of common stock
Net income
Basic	$0.38	$0.11	$0.64	$0.21
Diluted	$0.37	$0.11	$0.63	$0.21

Weighted average number of common shares and potential common shares outstanding
Basic	16,191,852	16,139,074	16,169,711	16,138,616
Diluted	16,702,137	16,249,450	16,537,330	16,253,730

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,768,818	$19,043,213
Receivables, net	2,295,188	2,456,883
Inventories	2,270,474	2,382,802
Prepaid expenses	2,484,506	2,636,422
Deferred income taxes	5,425,848	5,425,848
Total current assets	30,244,834	31,945,168
Property and equipment
Land	27,914,847	27,914,847
Land improvements	6,561,729	6,561,729
Buildings	150,843,298	150,843,298
Building improvements	11,681,100	11,681,100
Furniture and equipment	137,523,457	132,946,374
Leasehold improvements	1,346,965	1,346,965
	335,871,396	331,294,313
Less accumulated depreciation and amortization	(160,001,038)	(152,868,719)
Net property and equipment	175,870,358	178,425,594
Other assets
Goodwill	25,110,810	25,110,810
Intangible assets, net	9,078,627	10,204,691
Deferred income taxes	1,214,113	1,214,113
Other assets, net	1,067,020	1,219,579
Total other assets	36,470,570	37,749,193
Total assets	$242,585,762	$248,119,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,068,523	$8,061,570
Accrued expenses	16,644,425	17,836,194
Income taxes payable	13,211	274,401
Total current liabilities	24,726,159	26,172,165
Long-term debt	64,800,000	81,100,000
Total liabilities	89,526,159	107,272,165

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,277,765 outstanding at June 30, 2013 and 16,147,324 at December 31, 2012	190,963	190,963
Additional paid-in capital	32,822,167	34,363,690
Treasury stock, 2,818,535 shares at June 30, 2013 and 2,948,976 at December 31, 2012, at cost	(44,934,950)	(48,306,046)
Retained earnings	164,981,423	154,599,183
Total stockholders’ equity	153,059,603	140,847,790
Total liability and stockholder’s equity	$242,585,762	$248,119,955

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$10,382,240	$3,434,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,023,308	7,635,289
Amortization of deferred loan costs	152,559	151,912
Share based compensation	522,255	585,352
(Recoveries) provision for bad debts	(83,616)	324,244
Gain on disposal of assets	(22,200)	(11,200)
Deferred income taxes	—	414,850
Changes in operating assets and liabilities:
Receivables	245,311	(700,618)
Inventories	112,328	(7,664)
Prepaid expenses	151,916	347,364
Accounts payable	6,953	1,514,586
Accrued expenses	(1,191,769)	(2,584,712)
Income taxes	(261,190)	193,939
Net cash provided by operating activities	19,038,095	11,297,467

Cash flows from investing activities:
Proceeds from sale of assets	22,200	11,200
Acquisition of property and equipment	(5,342,008)	(5,102,242)
Net cash paid for the Riviera Black Hawk acquisition	—	(66,746,605)
Net cash used in investing activities	(5,319,808)	(71,837,647)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,307,318	13,336
Principal payments on long-term debt	(16,300,000)	(8,940,000)
Borrowings under credit facility	—	72,260,000
Net cash (used in) provided by financing activities	(14,992,682)	63,333,336
Net (decrease) increase in cash	(1,274,395)	2,793,156
Cash and cash equivalents at beginning of period	19,043,213	13,582,659
Cash and cash equivalents at end of period	$17,768,818	$16,375,815

Supplemental disclosure of cash flow information:
Cash paid for interest	$926,798	$547,043
Cash paid for income taxes	$6,150,000	$3,125,000

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) was formed on January 4, 2012 and received approval from the Nevada Gaming Commission on August 23, 2012, which approval was extended on February 26, 2013 for six months (and is subject to potential further extension on August 22, 2013) pending commencement of operations, for a license as an operator of interactive gaming.  Before the license can be issued, a number of conditions must be met, within six months of the approval, and before operations can commence, the Company must enter into contracts with a licensed interactive gaming service provider with an approved system.  None of these conditions have occurred, and Monarch Interactive is not currently engaged in any operating activities.  In Nevada, legal interactive gaming is currently limited to intrastate poker.

The unaudited condensed consolidated financial statements include the accounts of Monarch and its subsidiaries.  Intercompany balances and transactions are eliminated.

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Correction of immaterial error and reclassifications:

During the second quarter of 2013, the Company identified that immaterial amounts of promotional items provided to its patrons including free play and cash back awards to casino customers were improperly recorded as selling, general and administrative expenses instead of being recorded as a direct offset to revenue. In accordance with ASC 605-50, Revenue Recognition, free play and cash vouchers should be recorded as an offset to revenues instead of being reported as an expense. The following table compares previously reported net revenues and operating expenses to as adjusted amounts, reflecting the reclassification of immaterial promotional amounts in conformity with generally accepted accounting principles (in thousands):

	Three months ended March 31, 2013			Three months ended June 30, 2012			Six months ended June 30, 2012
	Previously reported	Correction	As adjusted	Previously reported	Correction	As adjusted	Previously reported	Correction	As adjusted
Net Revenues	$47,644	$(2,039)	$45,605	$45,842	$(3,371)	$42,471	$80,472	$(5,102)	$75,370
Operating Expenses	40,459	(2,039)	38,420	42,457	(3,371)	39,086	74,235	(5,102)	69,133

There was no impact on previously reported operating income, net income or cash flows of the Company.

The Company has evaluated the change in presentation on prior period financial statements taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). In accordance with the relevant guidance, we evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the error did not have a material impact on any individual prior period financial statement or affect the trend of financial results. As provided by SAB 108, the portion of the immaterial error and reclassification that impacts previously reported net revenues and operating expenses for the three months ended March 31, 2013, and the annual and quarterly periods for the years ended December 31, 2012 and 2011 will not require the previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q to be amended and the correction is permitted to be made the next time we file our prior period financial statements.

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

Reported stock-based compensation expense was classified as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Casino	$19,103	$14,669	$32,089	$27,992
Food and beverage	13,836	18,451	33,385	35,381
Hotel	2,284	4,056	6,341	8,112
Selling, general and administrative	251,166	279,690	450,440	513,867
Total stock-based compensation, before taxes	286,389	316,866	522,255	585,352
Tax benefit	(100,236)	(110,903)	(182,789)	(204,873)
Total stock-based compensation, net of tax	$186,153	$205,963	$339,466	$380,479

NOTE 3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing reported net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock options.  The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

Shares in thousands

	Three Months Ended June 30,
	2013		2012
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,192	$0.38	16,139	$0.11
Effect of dilutive stock options	510	(0.01)	110	—
Diluted	16,702	$0.37	16,249	$0.11

	Six Months Ended June 30,
	2013		2012
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,170	$0.64	16,139	$0.21
Effect of dilutive stock options	367	(0.01)	115	—
Diluted	16,537	$0.63	16,254	$0.21

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.  For the three and six months ended June 30, 2013 options for 548,488 shares and 865,025 shares were excluded from the computation.  For the three and six months ended June 30, 2012 2,200,378 and 2,120,928 shares were excluded from the computation.

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to enhance disclosures about offsetting and related arrangements. This information will enable the users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. The Company adopted this standard on January 1, 2013 which did not have a material effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued an accounting standards update that amends the presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The update would require an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward in most cases.  The standard update is effective for our 2014 financial statements.  We are currently evaluating the impact, if any, of adopting this statement on our consolidated financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

The shopping center adjacent to the Atlantis (the “Shopping Center”) is owned by Biggest Little Investments, L.P. (“BLI”) whose general partner is Maxum, L.L.C. (“Maxum”).  John Farahi, Bob Farahi and Ben Farahi each individually own non-controlling interests in BLI and Maxum.  John Farahi is Co-Chairman of the Board, Chief Executive Officer, Secretary, and a Director of Monarch.  Bob Farahi is Co-Chairman of the Board, President, and a Director of Monarch.

In addition, the Company shares a driveway with and leases approximately 37,000 square-feet from the Shopping Center for a minimum lease term of 15 years at an annual rent of $340,000 plus common area expenses, subject to increase every year beginning in the 61st month based on the Consumer Price Index. The Company has the option to renew the lease for three individual five-year terms, and at the end of the extension periods, the Company has the option to purchase the leased driveway section of the Shopping Center.  During the three and six months ended June 30, 2013 and 2012, the Company paid $85,200 and $170,400, respectively, plus common area maintenance charges related to this lease.

The Company occasionally leases billboard advertising space and storage from affiliates of its controlling stockholders and paid $43,200 and $55,700 for the three and six months ended June 30, 2013, respectively, and paid $36,000 and $89,800 for the three and six months ended June 30, 2012, respectively.

NOTE 6.  LONG-TERM DEBT

On November 15, 2011, we amended and restated our $60.0 million credit facility with a new facility (the “New Credit Facility”).  We utilized the New Credit Facility to finance the acquisition of Black Hawk and the New Credit Facility is available to be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.  The maximum available borrowings under the New Credit Facility are $100.0 million.

In addition to other customary covenants for a facility of this nature, as of June 30, 2013, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 3.0:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.15:1.  As of June 30, 2013, the Company’s leverage ratio and fixed charge coverage ratios were 1.4:1 and 13.3:1, respectively.

The maximum principal available under the New Credit Facility is reduced by $1.5 million per quarter beginning July 1, 2013. The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000.  Maturities of the Company’s borrowings for each of the next three years and thereafter as of June 30, 2013 are as follows:

Amounts in millions

Year	Maturities
2013	$—
2014	—
2015	—
Thereafter	64.8
$64.8

At June 30, 2013, the Company’s leverage ratio was such that pricing for borrowings under the New Facility was LIBOR plus 2.0%.  At June 30, 2013 the one-month LIBOR interest rate was 0.19%.   The carrying value of the debt outstanding under the New Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

NOTE 7.  TAXES

For the six months ended June 30, 2013 the Company’s effective tax rate was 36.2% compared to 35.6% for the six month period ended June 30, 2012 with the increase in the effective rate attributable to a full six months results for Black Hawk in the current year period.  Black Hawk’s tax rate is higher due to Colorado taxable income.

Sales and Use Tax on Complimentary Meals

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals were exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid over the period April 1997 through March 2000 and the period February 2005 through June 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino property. We requested refunds totaling approximately $1.6 million, excluding interest (“the Refunds”).  We have not recognized any of these refund amounts.

In February 2012, the Department issued a policy directive, requesting that affected taxpayers begin collecting and remitting sales tax on complimentary meals and employee meals effective February 2012 and on June 25, 2012, the Nevada Tax Commission adopted regulations providing for a similar requirement.  Subject to these regulations we accrued $0.6 million through June 2013 related to this directive.

The Department policy directive was challenged by several affected parties and in June 2013, the Nevada Tax Commission issued a ruling that complimentary and employee meals were no longer subject to sales taxation.  Associated with the ruling, the Nevada hotel-casino industry, including the Company, agreed to forego and cause to be withdrawn certain pending use tax refund requests.  Pursuant to that agreement, the Company withdrew its requests for the $1.6 million Refunds. As a result of the ruling, we reversed the accumulated sales tax expense accrual totaling $0.6 million in the current quarter.

NOTE 8. SEGMENT INFORMATION

We have two reportable operating segments, the Atlantis and Black Hawk.  The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to net income for the three and six months ended June 30, 2013 and 2012.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net revenue
Atlantis	$37,231,961	$34,468,122	$71,295,352	$67,367,383
Black Hawk(a)	12,419,133	8,003,028	23,960,379	8,003,028
Total net revenue	$49,651,094	$42,471,150	$95,255,731	$75,370,411

Adjusted EBITDA (b)
Atlantis	$11,173,417	$7,789,198	$20,379,488	$15,588,817
Black Hawk(a)	4,821,254	2,546,186	8,837,949	2,546,186
	15,994,671	10,335,384	29,217,437	18,135,003
Corporate and other expense(c)	(1,159,940)	(747,950)	(2,318,497)	(1,977,130)
Total Adjusted EBITDA	$14,834,731	$9,587,434	$26,898,940	$16,157,873

Expenses
Stock-based compensation	(286,389)	(316,866)	(522,255)	(585,352)
Depreciation and amortization	(4,379,873)	(4,260,205)	(9,023,308)	(7,635,289)
Acquisition expense	—	(1,625,930)	—	(1,700,521)
Interest expense	(516,231)	(577,000)	(1,082,327)	(905,661)
Provision for income taxes	(3,531,994)	(1,014,675)	(5,888,810)	(1,896,925)
Net income	$6,120,244	$1,792,758	$10,382,240	$3,434,125

(a)         We acquired Riviera Black Hawk on April 26, 2012.

(b)         We define Adjusted EBITDA, a non-GAAP measure, for each segment as net income plus provision for income taxes, interest expense, acquisition expense, management fee income or expense, gain or loss on disposal of assets, depreciation and amortization and stock-based compensation.  Adjusted EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) or as a measure of liquidity. This item enables comparison of the Company’s performance with the performance of other companies that report Adjusted EBITDA, although some companies do not calculate this measure in the same manner and therefore, the measure as presented may not be comparable to similarly titled measures presented by other companies.

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

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) received approval from the Nevada Gaming Commission on August 23, 2012, which approval was extended on February 26, 2013 for six months (and is subject to potential further extension on August 22, 2013) pending commencement of operations, for a license as an operator of interactive gaming.  Before the license can be issued, a number of conditions must be met, within six months of the February 26, 2013 approval, and before operations can commence, the Company must enter into contracts with a licensed interactive gaming service provider with an approved system.  None of these conditions have occurred, and Monarch Interactive is not currently engaged in any operating activities.  In Nevada, legal interactive gaming is currently limited to intrastate poker.

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

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis:  As in many other areas around the country, the northern Nevada market has been impacted by the economic decline which began in the fourth quarter of 2007.  Since that time, aggressive marketing programs by our competitors have also posed challenges to us and statistics released by the Nevada Gaming Control Board demonstrate that the northern Nevada gaming market has shrunk in the aggregate.  While recent statistics released by the Nevada Gaming Control Board have shown three months of slight growth in the Reno market, we anticipate that the ongoing macroeconomic climate nationally and in the northern Nevada market, combined with aggressive marketing programs of our competitors, will continue to apply pressure on Atlantis revenue.  Despite these negative factors, revenue in all categories increased compared to the same quarter of 2012.

Riviera Black Hawk:  Since the acquisition of Riviera Black Hawk, Inc. in April 2012, our focus has been to maximize casino and food and beverage revenues.  There is currently no hotel on the property.  We have evaluated all aspects of operations and have implemented certain operational changes which we believe will enhance the guest experience while also reducing costs.  We are in the process of completely redesigning and upgrading the existing Black Hawk facility and received zoning approval on April 10, 2013 for our expansion plans, subject to certain conditions, from the Black Hawk City Council.  The approved master plan nearly doubles the existing casino space and converts the facility into a full-scale, high end, resort through the addition of a 335 foot hotel tower with 507 guest rooms and suites, a resort quality spa and pool facility, four restaurants, additional bars, associated support facilities and a new ten story parking structure that, together with existing parking, provides 1,551 parking spaces. Once the detailed design and construction plans are completed, we intend to finalize the cost estimate and construction timeline for the expansion project and secure necessary financing. We remain on track to announce the cost estimate and construction timeline in late 2013.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Capital expenditures totaled approximately $5.3 million and $5.1 million for the six month periods ended June 30, 2013 and 2012.  During the six month period ended June 30, 2013, our capital expenditures related primarily to the redesign and upgrade of the Black Hawk facility as well as acquisition of gaming equipment to upgrade and replace existing equipment.  The prior year capital expenditures related primarily to purchases of gaming equipment and continued renovation and other general upgrades to both facilities.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2013 and 2012

For the three months ended June 30, 2013, our net income totaled $6.1 million, or $0.37 per diluted share, an increase in net income of $4.3 million, or $0.26 per diluted share, reflecting an approximately 240% increase in both net income and diluted earnings per share.  Net revenues totaled $49.7 million in the current quarter, an increase of $7.2 million over the 2012 second quarter.  Income from operations for the three months ended June 30, 2013 totaled $10.2 million compared to $3.4 million for the same period in 2012.

Atlantis Operations:

Casino revenues increased over the comparable prior year quarter primarily due to growth in slot revenues partially offset by a decline in table games net win.  Casino operating expenses as a percentage of casino revenue improved to 40.0% from 42.3% in the prior year’s second quarter, primarily due to lower complimentaries.

Food and beverage revenues improved 2.7% during the quarter driven by a 3.9% increase in covers served offset by a 1.1% decrease in the average revenue per cover.  Food and beverage operating expenses as a percentage of food and beverage revenue totaled 42.5% compared to 41.2% in the prior year second quarter. This increase was primarily the result of higher commodity costs.

Hotel revenue increased due to improved hotel occupancy of 93.7% during the second quarter of 2013 compared to 90.0% during the second quarter of 2012.  We also experienced a 13.9% improvement in the average daily room rate (“ADR”) to $83.91 in the second quarter of 2013 from $73.69 in the second quarter of 2012.  Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $84.91 and $70.73 for the three month periods ended June 30, 2013 and 2012.  Hotel operating expenses as a percent of hotel revenues improved to 26.7% for the second quarter of 2013 as compared to 28.7% for the second quarter of 2012 due to growth in hotel revenue.

Promotional allowances as a percentage of gross revenues totaled 17.1% during the second quarter of 2013 from 18.6% during the second quarter of 2012.  This decrease was primarily the result of fewer promotional and discount programs than in the prior year.

Black Hawk Operations:

The amounts of net revenue and operating income of Black Hawk included in the Company’s unaudited condensed consolidated statement of income, after elimination of intercompany transactions, for the three month periods ended June 30, 2013 and June 30, 2012 (reflecting only operations since April 26, 2012) are as follows:

Amounts in millions

	Three Months Ended June 30,
	2013	2012
Net revenues	$12.4	$8.0
Income from operations	$3.8	$1.6
Net income	$2.4	$1.0

Corporate and Other Expenses:

Depreciation and amortization expense totaled $4.4 million in the second quarter of 2013 and $4.3 million in the second quarter of 2012.  Increased depreciation is due to improvements made in both properties as well as a full quarter of Black Hawk depreciation were offset by lower depreciation of gaming equipment at Atlantis.

Selling, general and administrative expense (“SG&A Expense”) was consistent at $12.6 million between the second quarters of 2013 and 2012.  The Company recognized a non-recurring benefit of $0.6 million during the 2013 second quarter from the reversal of accrued sales tax expense related to complimentary and employee meals in response to a ruling by the Nevada Tax Commission (affecting the entire Nevada hotel-casino industry) that complimentary and employee meals are no longer subject to sales tax.  An accrual for this same sales tax expense was made in the prior year quarter totaling $0.2 million.  Offsetting this benefit were increased salaries and the addition of Black Hawk.

During the second quarter of 2012, we incurred $1.6 million of non-recurring acquisition expense, comprised primarily of professional fees, directly related to the acquisition of Black Hawk.

Interest expense decreased to $0.5 million compared to $0.6 million in the second quarter of 2012 due to lower average debt balances.

Comparison of Consolidated Operating Results for the Six-Month Periods Ended June 30, 2013 and 2012

For the six months ended June 30, 2013, our net income totaled $10.4 million, or $0.63 per diluted share, an increase in net income of $6.9 million, or $0.42 per diluted share, reflecting a 202.3% increase in net income and approximately 200% increase in diluted earnings per share.  Net revenues totaled $95.3 million in the current year to date period, an increase of $19.9 million over the six month period ended June 30, 2012.  Income from operations for the six months ended June 30, 2013 totaled $17.4 million compared to $6.2 million for the same period in 2012.

Atlantis Operations:

Casino revenues increased 1.8% in the six months ended June 30, 2013 compared to the same period of 2012. Casino operating expenses for the current six month period decreased 2.8% from the comparable prior year period.  Casino operating expenses amounted to 40.7 % of casino revenues for the six months ended June 30, 2013 compared to 42.5% of casino revenues for the six months ended June 30, 2012.  The improvement was driven by lower complimentaries as a result of strategic use of promotional programs.

Food and beverage revenues increased 2.9% due to a 3.3% improvement in the number of covers served offset by a slight decrease of 0.5% in the average revenue per cover.  Food and beverage operating expenses amounted to 43.0% of food and beverage revenues during the 2013 six month period compared to 42.1% for the same period in 2012.  This increase was primarily the result of higher commodity costs.

Hotel revenues grew 20.7% during the six months ended June 30, 2013 due to improved hotel occupancy and average daily room rate (“ADR”).  Hotel occupancy grew to 88.9% during the first six months of 2013, compared to 84.6% during the same period in 2012.  ADR grew 15.0% to $81.14 in the current six month period from $70.54 for the first six months of 2012.  Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available grew 21.4% to $78.29 for the six month period ended June 30, 2013 from $64.49 in the comparable 2012 period.   Hotel operating expenses as a percent of hotel revenues improved to 26.4% for the first six months of 2013 from 29.1% for the same period of 2012 due primarily to the higher hotel revenue.

Promotional allowances as a percentage of gross revenues decreased to 17.5% of gross revenues for the first six months of 2013 compared to 18.7% for the same period in 2012.  This decrease was the result of targeted promotional programs.

Black Hawk Operations:

The amounts of net revenue and operating income of Black Hawk included in the Company’s unaudited condensed consolidated statement of income, after elimination of intercompany transactions, for the six month periods ended June 30, 2013 and 2012 (reflecting only operations since April 26, 2012) are as follows:

Amounts in millions

	Six Months Ended June 30,
	2013	2012
Net revenues	$24.0	$8.0
Income from operations	$6.6	$1.6
Net income	$4.1	$1.0

Corporate and Other Expenses:

Depreciation and amortization expense was $9.0 million in the first six months of 2013, $1.4 million higher than the $7.6 million in the same period last year primarily due to depreciation and amortization expense related to the addition of Black Hawk for the entire six months of 2013 compared to 2 months for 2012.

SG&A Expense for the first six months of 2013 increased by $2.3 million, $3.1 million of which represents SG&A Expense from the Black Hawk operation for the period from the date of the Black Hawk acquisition (April 26, 2012) through June 30, 2012.  The primary driver offsetting this increase was the reversal of $0.6 million accrued sales tax expense related to complimentary and employee meals as a result of the ruling by the Nevada Tax Commission discussed above.

During the first six months of 2012, we incurred $1.7 million of non-recurring acquisition expense, comprised primarily of professional fees, directly related to the acquisition of Black Hawk. We did not incur any such expenses during 2013.

Interest expense during the six month period ended June 30, 2013 totaled $1.1 million compared to $0.9 million during the same period of 2012 due to having higher outstanding balances during the full six month period in the current year compared to two months in the prior six month period.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2013, net cash provided by operating activities totaled $19.0 million, an increase of $7.7 million or 68.5% compared to the same period last year.  Higher net income was the primary driver of this increase as well as lower receivables.  Offsetting these increases were lower accrued expenses.

Net cash used in investing activities totaled $5.3 million and $71.8 million in the six months ended June 30, 2013 and 2012, respectively.  For the current and prior year periods, cash was used to acquire property and equipment.  The prior year use of cash included cash paid to acquire Black Hawk.

The primary use of cash for financing activities during the six months ended June 30, 2013 was payments of long-term debt offset by proceeds from stock option exercises.  The prior year period included borrowings made to complete the acquisition of Black Hawk offset by principal payments on long-term debt.

Under the Company’s $100.0 million New Credit Facility, $64.8 million was outstanding as of June 30, 2013.  The proceeds from the New Credit Facility were utilized to finance the acquisition of Black Hawk and may also be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.  The Company had $35.2 million available on the New Credit Facility as of June 30, 2013.

The maximum principal available under the New Credit Facility is reduced by $1.5 million per quarter beginning July 1, 2013. The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000.  Maturities of the Company’s borrowings for each of the next three years and thereafter as of June 30, 2013 are as follows:

Amounts in millions

Year	Maturities
2013	$—
2014	—
2015	—
Thereafter	64.8
$64.8

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

We are in the process of completely redesigning and upgrading the existing Black Hawk facility and received zoning approval on April 10, 2013 for our expansion plans, subject to certain conditions, from the Black Hawk City Council.  The approved master plan nearly doubles the existing casino space and converts the facility into a full-scale, high-end, resort through the addition of a 335 foot hotel tower with 507 guest rooms and suites, a resort quality spa and pool facility, four restaurants, additional bars, associated support facilities and a new ten story parking structure that, together with existing parking, provides 1,551 parking spaces.  Once the detailed design and construction plans are completed, we intend to finalize the cost estimate and construction timeline for the expansion project and secure necessary financing. We remain on track to announce the cost estimate and construction timeline in late 2013.

OFF BALANCE SHEET ARRANGEMENTS

The Atlantis shares a driveway access with the Shopping Center adjacent to the Atlantis which is controlled by an entity whose owners include our controlling stockholders.  We also leased an approximately 37,000 square-foot section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $340,000, subject to increase upon renewal after each five year period based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three individual five-year terms and, at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million of which $1.35 million was paid by the Company. The cost of the driveway is being depreciated over the initial 15-year lease term; some components of the driveway are being depreciated over a shorter period of time. We paid approximately $170,400 in lease payments plus common area charges for the leased driveway space during the six months ended June 30, 2013.

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

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

The economies in northern Nevada, the Denver metropolitan area, and our feeder markets, like many other areas around the country, have been experiencing the effects of several negative macroeconomic trends, including a broad economic recession, higher home mortgage defaults and declining residential real estate values. Some weak recovery appears underway, but it is not clear whether the recovery is permanent or temporary. The negative macroeconomic trends and conditions have adversely impacted discretionary incomes of our target customers, which, in turn has and is expected to continue to adversely impact our business.  We believe that as recessionary pressures increase or continue for an extended period of time, target customers may further curtail discretionary spending for leisure activities and businesses may reduce spending for conventions and meetings, both of which would adversely impact our business.  Management continues to monitor these trends and intends, as appropriate, to adopt operating strategies to attempt to mitigate the effects of such adverse conditions.  We can make no assurances that such strategies will be effective.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of June 30, 2013 and the next five years and thereafter are as follows:

Amounts in millions

	Payments Due by Period (4)
	Total	less than 1 year	1 to 3 years	3 to 5 years	greater than 5 years
Operating Leases (1)	$2.4	$0.4	$0.7	$0.7	$0.6
Borrowings Under Credit Facility (2)	64.8	—	—	64.8	—
Purchase Obligations (3)	8.4	8.4	—	—	—
Total Contractual Cash Obligations	$75.6	$8.8	$0.7	$65.5	$0.6

(1) Operating leases include leased storage, driveway usage and common area expenses for the Shopping Center adjacent to the Atlantis.

(2) The amount represents outstanding draws against the New Credit Facility as of June 30, 2013.

(3) Purchase obligations represent approximately $3.4 million of commitments related to capital projects and approximately $5.0 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and construction commitments, approximately $5.0 million are cancelable by us upon providing a 30-day notice.

(4)  Because interest payments under our New Credit Facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: 1) future short-term interest rates; 2) our future leverage ratio which varies with EBITDA and our borrowing levels; and 3) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 1.25% to 2.50% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  Based on our leverage ratio, at June 30, 2013 pricing was LIBOR plus 2.0% and will be adjusted in subsequent quarters in accordance with our leverage ratio.  At June 30, 2013, the one-month LIBOR rate was 0.19%.

SALES AND USE TAX ON COMPLIMENTARY MEALS

In March 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid over the period April 1997 through March 2000 and the period February 2005 through June 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino property. We requested Refunds totaling approximately $1.6 million, excluding interest.  We have not recognized any of these refund amounts.

In February 2012, the Department issued a policy directive, requesting that affected taxpayers begin collecting and remitting sales tax on complimentary meals and employee meals effective February 2012 and on June 25, 2012, the Nevada Tax Commission adopted regulations providing for a similar requirement.  Subject to these regulations we accrued $0.6 million through June 2013 related to this directive.

The Department policy directive was challenged by several affected parties, and in June 2013, the Nevada Tax Commission issued a ruling that complimentary and employee meals were no longer subject to sales tax. Associated with the ruling, the Nevada hotel-casino industry, including the Company, agreed to forego and cause to be withdrawn certain pending use tax refund requests. Pursuant to that agreement, the Company withdrew its requests for the $1.6 million Refunds. As a result of the ruling, we reversed the accumulated sales tax expense accrual totaling $0.6 million in the current quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of June 30, 2013 subject to market risk.  As of June 30, 2013 we had $64.8 million of outstanding debt under our New Credit Facility, all of which was subject to credit risk. A 1% increase in the interest rate on the balance outstanding under the New Credit Facility at June 30, 2013 would result in a change in our annual interest cost of approximately $0.6 million.

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

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.  The material changes to those risk factors during the six months ended June 30, 2013 are found below.

OUR BUSINESS MAY BE ADVERSELY IMPACTED IF THE RENO OR DENVER METROPOLITAN ECONOMIES FURTHER DECLINE OR STAGNATE

We market to and rely upon business from northern Nevada and Denver metropolitan area residents.  Adverse changes in the business and employment conditions in Reno (prior to our acquisition of Riviera Black Hawk) brought on by the economic recession have adversely impacted our business. Although there are some indications that a weak economic recovery has begun, there can be no guarantee that such conditions will improve or will not stagnate or worsen.  Additional erosion in business and employment conditions in northern Nevada or the Denver metropolitan area could adversely impact our business.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: August 8, 2013	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Duly Authorized Officer)