Form 10-Q
period 2013-09-30
MONARCH CASINO & RESORT INC
filed 2013-11-08
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(775) 335-4600

(Registrant’s telephone number, including area code)

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,476,435 shares
Class	Outstanding at November 5, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Casino	$38,037,571	$36,948,650	$114,824,877	$94,123,947
Food and beverage	12,791,309	12,332,708	37,176,442	34,425,328
Hotel	6,603,181	6,174,337	18,282,758	15,847,957
Other	2,446,565	2,306,289	7,091,298	6,688,929
Gross revenues	59,878,626	57,761,984	177,375,375	151,086,161
Less promotional allowances	(10,889,147)	(11,733,758)	(33,130,165)	(29,687,525)
Net revenues	48,989,479	46,028,226	144,245,210	121,398,636
Operating expenses
Casino	15,200,678	14,786,460	44,629,703	38,552,122
Food and beverage	5,162,904	4,639,880	15,001,802	13,704,645
Hotel	1,802,479	1,478,601	4,934,913	4,320,489
Other	816,955	784,576	2,381,779	2,276,641
Selling, general and administrative	13,518,287	12,358,945	38,432,152	34,992,456
Depreciation and amortization	3,549,106	4,647,002	12,572,414	12,282,291
Acquisition expenses	—	455,000	—	2,155,522
Total operating expenses	40,050,409	39,150,464	117,952,763	108,284,166
Income from operations	8,939,070	6,877,762	26,292,447	13,114,470
Other expenses
Interest expense	(411,243)	(490,973)	(1,493,570)	(1,396,632)
Total other expense	(411,243)	(490,973)	(1,493,570)	(1,396,632)
Income before income taxes	8,527,827	6,386,789	24,798,877	11,717,838
Provision for income taxes	(3,008,318)	(2,249,708)	(8,897,128)	(4,146,633)
Net income	$5,519,509	$4,137,081	$15,901,749	$7,571,205

Earnings per share of common stock
Net income
Basic	$0.34	$0.26	$0.98	$0.47
Diluted	$0.32	$0.25	$0.95	$0.47

Weighted average number of common shares and potential common shares outstanding
Basic	16,388,835	16,141,492	16,243,555	16,139,582
Diluted	17,180,187	16,234,158	16,799,224	16,248,588

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,511,498	$19,043,213
Receivables, net	2,231,677	2,456,883
Income taxes receivable	418,471	—
Inventories	2,460,004	2,382,802
Prepaid expenses	2,899,528	2,636,422
Deferred income taxes	5,425,848	5,425,848
Total current assets	30,947,026	31,945,168
Property and equipment
Land	27,914,847	27,914,847
Land improvements	6,561,729	6,561,729
Buildings	150,843,298	150,843,298
Building improvements	11,681,100	11,681,100
Furniture and equipment	140,401,470	132,946,374
Leasehold improvements	1,346,965	1,346,965
	338,749,409	331,294,313
Less accumulated depreciation and amortization	(163,258,754)	(152,868,719)
Net property and equipment	175,490,655	178,425,594
Other assets
Goodwill	25,110,810	25,110,810
Intangible assets, net	8,787,238	10,204,691
Deferred income taxes	1,214,113	1,214,113
Other assets, net	990,740	1,219,579
Total other assets	36,102,901	37,749,193
Total assets	$242,540,582	$248,119,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,065,819	$8,061,570
Accrued expenses	17,489,171	17,836,194
Income taxes payable	—	274,401
Total current liabilities	25,554,990	26,172,165
Long-term debt	56,300,000	81,100,000
Total liabilities	81,854,990	107,272,165

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,454,104 outstanding at September 30, 2013 and 16,147,324 at December 31, 2012	190,963	190,963
Additional paid-in capital	30,495,639	34,363,690
Treasury stock, 2,642,196 shares at September 30, 2013 and 2,948,976 at December 31, 2012, at cost	(40,501,942)	(48,306,046)
Retained earnings	170,500,932	154,599,183
Total stockholders’ equity	160,685,592	140,847,790
Total liabilities and stockholders’ equity	$242,540,582	$248,119,955

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$15,901,749	$7,571,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,572,414	12,282,291
Amortization of deferred loan costs	228,839	228,191
Stock-based compensation	816,636	938,251
(Recoveries) provision for bad debts	(73,871)	84,913
Gain on disposal of assets	—	(3,279)
Deferred income taxes	—	414,850
Changes in operating assets and liabilities:
Receivables	299,077	(34,370)
Inventories	(77,202)	118,907
Prepaid expenses	(263,106)	284,589
Accounts payable	4,249	148,455
Accrued expenses	(347,023)	(299,619)
Income taxes	(692,872)	(1,051,112)
Net cash provided by operating activities	28,368,890	20,683,272

Cash flows from investing activities:
Proceeds from sale of assets	—	11,200
Acquisition of property and equipment	(8,220,022)	(7,954,355)
Net cash paid for the Riviera Black Hawk acquisition	—	(66,746,605)
Net cash used in investing activities	(8,220,022)	(74,689,760)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,119,417	13,336
Principal payments on long-term debt	(24,800,000)	(17,040,000)
Borrowings under credit facility	—	74,460,000
Net cash (used in) provided by financing activities	(21,680,583)	57,433,336
Net (decrease) increase in cash	(1,531,715)	3,426,848
Cash and cash equivalents at beginning of period	19,043,213	13,582,659
Cash and cash equivalents at end of period	$17,511,498	$17,009,507

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,233,965	$1,089,870
Cash paid for income taxes	$9,590,000	$5,500,000

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Monarch Casino & Resort, Inc., was incorporated in 1993 and through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”).  Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”) and Golden North, Inc. (“Golden North”), each own separate parcels of land located proximate to the Atlantis.  Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, acquired Riviera Black Hawk, Inc., owner of the Riviera Black Hawk Casino (collectively “Monarch Black Hawk”) on April 26, 2012. Riviera Black Hawk Casino was renamed Monarch Casino Black Hawk in October 2013.  Monarch Growth also owns a parcel of land in Black Hawk, Colorado contiguous to the Riviera Black Hawk Casino. The Company has included the results of Black Hawk in its unaudited condensed consolidated financial statements since the date of acquisition.

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) was formed on January 4, 2012 and received approval from the Nevada Gaming Commission on August 23, 2012, which approval was extended on February 26, 2013 and August 22, 2013, each for an additional six month period, pending commencement of operations, for a license as an operator of interactive gaming.  Before the license can be issued, a number of conditions must be met and before operations can commence, the Company must enter into contracts with a licensed interactive gaming service provider with an approved system.  None of these conditions have occurred, and Monarch Interactive is not currently engaged in any operating activities.  In Nevada, legal interactive gaming is currently limited to intrastate poker.

The unaudited condensed consolidated financial statements include the accounts of Monarch and its subsidiaries.  Intercompany balances and transactions are eliminated.

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Correction of Immaterial Error and Reclassifications:

During the second quarter of 2013, the Company identified that immaterial amounts of promotional items provided to its patrons including free play and cash back awards to casino customers were improperly recorded as selling, general and administrative expenses instead of being recorded as a direct offset to revenue. In accordance with ASC 605-50, Revenue Recognition, free play and cash vouchers should be recorded as an offset to revenues instead of being reported as an expense. Additionally, $11,000 was reclassified between the Operating expenses and Other expenses in the three months ended September 30, 2012. The following table compares previously reported net revenues and operating expenses to as adjusted amounts, reflecting the reclassification of immaterial promotional amounts in conformity with generally accepted accounting principles (in thousands):

	Three months ended March 31, 2013			Three months ended September 30, 2012			Nine months ended September 30, 2012
	Previously reported	Correction	As adjusted	Previously reported	Correction	As adjusted	Previously reported	Correction	As adjusted
Net Revenues	$47,644	$(2,039)	$45,605	$47,862	$(1,834)	$46,028	$126,708	$(5,310)	$121,398
Operating Expenses	40,459	(2,039)	38,420	40,995	(1,845)	39,150	113,594	(5,310)	108,284

The reclassifications had an immaterial effect on the previously reported income from operations and consolidated Adjusted EBITDA and no effect on previously reported, net income or cash flows of the Company. Additionally, the Company reclassified approximately $0.2 million and $0.6 million of stock-based compensation expense from the Atlantis Adjusted EBITDA segment to the Corporate and other segment for the three and nine months ended September 30, 2012, respectively. This reclassification had no effect on Consolidated Adjusted EBITDA. The Company has evaluated the change in presentation on prior period financial statements taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). In accordance with the relevant guidance, we evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the error did not have a material impact on any individual prior period financial statement or affect the trend of financial results. As provided by SAB 108, the portion of the immaterial error and reclassification that impacts previously reported net revenues and operating expenses for the three month ended March 31, 2013, and the annual and quarterly periods for the years ended December 31, 2012 and 2011 will not require the previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q to be amended and the correction is permitted to be made the next time we file our prior period financial statements.

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

Reported stock-based compensation expense is classified as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Casino	$15,270	$17,033	$47,359	$45,025
Food and beverage	19,330	17,829	52,715	53,209
Hotel	(12,021)	5,095	(5,680)	13,207
Selling, general and administrative	271,802	312,943	722,242	826,810
Total stock-based compensation, before taxes	294,381	352,900	816,636	938,251
Tax benefit	(103,033)	(123,515)	(285,823)	(328,388)
Total stock-based compensation, net of tax	$191,348	$229,385	$530,813	$609,863

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

Shares in thousands

	Three months ended September 30,
	2013		2012
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,389	$0.34	16,141	$0.26
Effect of dilutive stock options	791	(0.02)	93	(0.01)
Diluted	17,180	$0.32	16,234	$0.25

	Nine months ended September 30,
	2013		2012
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,244	$0.98	16,140	$0.47
Effect of dilutive stock options	555	(0.03)	109	—
Diluted	16,799	$0.95	16,249	$0.47

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.  For the calculation of earnings per share for the three and nine months ended September 30, 2013, approximately 308,000 and 540,000 shares, respectively, were excluded.  For the calculation of earnings per share for the three and nine months ended September 30, 2012, approximately 2,391,000 and 2,198,000 shares respectively, were excluded.

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

In addition, we share a driveway with and lease approximately 37,000 square-feet from the Shopping Center for a minimum lease term of 15 years at an annual rent of $340,000 plus common area expenses, subject to increase every year beginning in the 61st month based on the Consumer Price Index. We have the option to renew the lease for three individual five-year terms, and at the end of the extension periods, we have the option to purchase the leased driveway section of the Shopping Center.  During the three and nine months ended September 30, 2013 and 2012, we paid $85,200 and $255,600 in rent, respectively, plus a portion of operating expenses related to this lease.

We occasionally lease billboard advertising space and storage from affiliates of our controlling stockholders and paid $13,850 and $69,550 for the three and nine months ended September 30, 2013, respectively, and paid $10,900 and $100,700 for the three and nine months ended September 30, 2012, respectively.

NOTE 6. LONG-TERM DEBT

On November 15, 2011, we amended and restated our $60.0 million credit facility with a new facility (the “Credit Facility”).  We utilized the Credit Facility to finance the acquisition of Black Hawk and the Credit Facility is available to be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.

In addition to other customary covenants for a facility of this nature, as of September 30, 2013, we are required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 3.0:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.15:1. As of September 30, 2013, the Company’s leverage ratio and fixed charge coverage ratios were 1.2:1 and 13.7:1, respectively.

The Credit Facility is structured to reduce the maximum principal available by $1.5 million each quarter beginning June 30, 2013.  As of September 30, 2013, the maximum principal available was $97.0 million.  We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000.  Maturities of our borrowings for each of the next three years and thereafter as of September 30, 2013 are as follows:

Amounts in millions

Year	Maturities
2013	$—
2014	—
2015	—
Thereafter	56.3
$56.3

At September 30, 2013, our leverage ratio was such that pricing for borrowings under the Credit Facility was LIBOR plus 1.5%.  At September 30, 2013 the one-month LIBOR interest rate was 0.18%.  The carrying value of the debt outstanding under the Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

NOTE 7. TAXES

For the nine months ended September 30, 2013, the Company’s effective tax rate was 35.9% compared to 35.4% for the nine month period ended September 30, 2012 with the increase in the effective rate attributable to a full nine months results for Monarch Black Hawk in the current year period.  Black Hawk’s tax rate is higher due to Colorado taxable income.

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

The Department policy directive was challenged by several affected parties and in June 2013, the Nevada Tax Commission issued a ruling that complimentary and employee meals were no longer subject to sales taxation.  Associated with the ruling, the Nevada hotel-casino industry, including the Company, agreed to forego and cause to be withdrawn certain pending use tax refund requests.  Pursuant to that agreement, we withdrew our request for the $1.6 million Refunds. As a result of the ruling, we reversed the accumulated sales tax expense accrual totaling $0.6 million in the second quarter.

NOTE 8. SEGMENT INFORMATION

We have two reportable operating segments, the Atlantis and Monarch Black Hawk.  The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to net income for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenue
Atlantis	$37,134,295	$34,884,096	$108,429,648	$102,251,479
Monarch Black Hawk (a)	11,855,184	11,144,130	35,815,562	19,147,157
Total net revenue	$48,989,479	$46,028,226	$144,245,210	$121,398,636

Adjusted EBITDA (b)
Atlantis	$9,749,013	$8,955,232	$30,117,875	$24,548,954
Monarch Black Hawk (a)	4,088,242	4,085,155	12,926,192	6,631,341
	13,837,255	13,040,387	43,044,067	31,180,295
Corporate and other (c)	(1,054,698)	(707,723)	(3,362,570)	(2,689,761)
Total Adjusted EBITDA	12,782,557	12,332,664	39,681,497	28,490,534

Expenses
Stock-based compensation	(294,381)	(352,900)	(816,636)	(938,251)
Depreciation and amortization	(3,549,106)	(4,647,002)	(12,572,414)	(12,282,291)
Acquisition expenses	—	(455,000)	—	(2,155,522)
Interest expense	(411,243)	(490,973)	(1,493,570)	(1,396,632)
Provision for income taxes	(3,008,318)	(2,249,708)	(8,897,128)	(4,146,633)
Net Income	$5,519,509	$4,137,081	$15,901,749	$7,571,205

(a)         We acquired Monarch Black Hawk on April 26, 2012.

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

(c)          Corporate and other represents unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monarch Casino & Resort, Inc., through its direct and indirect wholly-owned subsidiaries, Golden Road Motor Inn, Inc. (“Golden Road”), Monarch Growth Inc. (“Monarch Growth”), Monarch Black Hawk, Inc. (“Monarch Black Hawk”), High Desert Sunshine, Inc. (“High Desert”) and Golden North, Inc. (“Golden North”), and Golden East, Inc. (“Golden East”) owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”); the Monarch Casino Black Hawk (formerly named Riviera Black Hawk) in Black Hawk, Colorado (“Black Hawk”); and real estate proximate to the Atlantis and Monarch Casino Black Hawk.

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) received approval from the Nevada Gaming Commission on August 23, 2012, which approval was extended on February 26, 2013 and August 22, 2013, each for an additional six month period, pending commencement of operations, for a license as an operator of interactive gaming.  Before the license can be issued, a number of conditions must be met and before operations can commence, the Company must enter into contracts with a licensed interactive gaming service provider with an approved system.  None of these conditions have occurred, and Monarch Interactive is not currently engaged in any operating activities.  In Nevada, legal interactive gaming is currently limited to intrastate poker.

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

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis:  As in many other areas around the country, the northern Nevada market has been impacted by the economic decline which began in the fourth quarter of 2007.  Since that time, aggressive marketing programs by our competitors have also posed challenges to us and statistics released by the Nevada Gaming Control Board demonstrate that the northern Nevada gaming market has shrunk in the aggregate.  While recent statistics released by the Nevada Gaming Control Board have shown growth in the Reno/Sparks market for the 2013 eight months period (the latest statistic available), we anticipate that the ongoing macroeconomic climate nationally and in the northern Nevada market, combined with aggressive marketing programs of our competitors, will continue to apply pressure on Atlantis revenue.  Despite these negative factors, Atlantis revenue in all categories increased compared to the same quarter of 2012.

Monarch Black Hawk:  Since the acquisition of Monarch Black Hawk, Inc. in April 2012, our focus has been to maximize casino and food and beverage revenues.  There is currently no hotel on the property.  We have evaluated all aspects of operations and have implemented certain operational changes which we believe will enhance the guest experience while also reducing costs.  We recently opened our new buffet, which was an important step in our ongoing process of redesigning and upgrading the existing Monarch Black Hawk facility. On April 10, 2013, we received zoning approval for our expansion plans, subject to certain conditions, from the Black Hawk City Council. The approved master plan, once completed, would nearly double the existing casino space and would convert the facility into a full-scale, high end, resort through the addition of a 22-story hotel tower with 507 guest rooms and suites, an upscale spa and pool facility, four restaurants, additional bars, associated support facilities and a new ten story parking structure that, together with existing parking, would provide 1,551 parking spaces. Once the detailed design and construction plans are completed, we intend to finalize the cost estimate and construction timeline for the expansion project and secure necessary financing.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Capital expenditures totaled approximately $8.2 million and $8.0 million for the nine month periods ended September 30, 2013 and 2012.  During the nine month period ended September 30, 2013, our capital expenditures related primarily to the redesign and upgrade of the Monarch Black Hawk facility as well as acquisition of gaming equipment to upgrade and replace existing equipment.  The prior year capital expenditures related primarily to purchases of gaming equipment and continued renovation and other general upgrades to both facilities.

STATEMENT ON FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which are subject to change, including, but not limited to, comments relating to (i) future operating performance; (ii) economic and market conditions; (iii) plans, objectives and expectations regarding Monarch Black Hawk; (iv) integration of Monarch Black Hawk; and (v) plans, costs, financing, construction, completion and opening timelines of redesigned and expanded facilities at Black Hawk.  Actual results and future events and conditions may differ materially from those described in any forward-looking statements.  With respect to the Monarch Black Hawk redesign and expansion projects, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation (i) construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues; (ii) access to available and reasonable financing on a timely basis, including the ability of the Company to restructure its credit facility on acceptable terms; and (iii) the effects of local and national economic, credit and capital market conditions on the economy, in general, and on the gaming industry, in particular.

Additional information concerning potential factors that could affect all forward looking statements, including the Company’s financial results is included in the Company’s Securities and Exchange Commission filings, which are available on the Company’s website at www.monarchcasino.com.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2013 and 2012

For the three months ended September 30, 2013, our net income totaled $5.5 million, or $0.32 per diluted share, an increase in net income of $1.4 million, or $0.07 per diluted share, reflecting an approximately 33.4% increase in net income and 28% increase in diluted earnings per share. Net revenues totaled $49.0 million for the three months ended September 30, 2013, an increase of $3.0 million over the same period in 2012. Income from operations for the three months ended September 30, 2013 totaled $8.9 million compared to $6.9 million for the same period in 2012.

Atlantis Operations:

For the three months ended September 30, 2013, net revenue increased to $37.1 million from $34.9 million for the same period of 2012, approximately $2.2 million or 6.3%, which increase was due to higher gaming, food and beverage and hotel revenues combined with slightly lower promotional allowances (“Complimentaries”).

The increase in casino revenues was primarily due to higher slot and table games revenues.  Casino operating expenses as a percentage of casino revenue decreased to 41.2% as compared to 42.7% in the prior year’s third quarter, primarily due to higher casino net revenue.

Food and beverage revenues increased 2.8% during the quarter driven by a 3.1% increase in the average revenue per cover and a 0.3% decrease in covers served. The increase in the average revenue per cover was the result of menu price increases made in response to higher food commodity costs.  Food and beverage operating expenses as a percentage of food and beverage revenue increased from 40.0% in the prior year’s third quarter to 42.4% for the current year’s third quarter primarily due to an increase in payroll expenses and higher commodity prices.

Hotel revenue grew 6.9% in the third quarter of 2013, compared to the same period in 2012, due to the higher average daily room rate (“ADR”) of $85.16 for the third quarter of 2013 compared to $79.09 in the third quarter of 2012.  This higher ADR was partially offset by slightly lower hotel occupancy of 95.4% during the third quarter of 2013 compared to 96.1% during the third quarter of 2012.  Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $87.10 and $81.45 for the three month periods ended September 30, 2013 and 2012, respectively.  Hotel operating expenses as a percent of hotel revenues increased to 27.0% for the third quarter of 2013 as compared to 23.6% for the third quarter of 2012 primarily due higher supplies and payroll expenses.

Promotional allowances as a percentage of gross revenues decreased to 18.0% during the third quarter of 2013 from 19.3% during the third quarter of 2012.

Monarch Black Hawk Operations:

We acquired the Monarch Black Hawk on April 26, 2012, and therefore, this is the first full quarter with comparable prior year quarterly operating results.

For the three months ended September 30, 2013, net revenue increased to $11.9 million from $11.1 million for the same period of 2012, approximately $0.7 million or 6.4% due to higher food and beverage revenue combined with lower promotional allowances due to the replacement of cash back promotional awards with free play awards.  We believe that Monarch Black Hawk revenues for the three months ended September 30, 2013 were negatively impacted by severe flooding that prevented access to the property for four days and created extended disruption in certain key Black Hawk feeder markets.

For the three months ended September 30, 2013, casino revenues decreased slightly compared to the same period of 2012. The decrease was due primarily to lower slot revenue, as a result of implementing free play. Casino operating expenses as a percentage of casino revenue increased to 37.5% as compared to 35.1% in the prior year’s third quarter primarily due to an increase in operating supplies expense.

Food and beverage revenues increased 11.3% during the quarter driven by a 14.5% increase in covers served partially offset by a 2.8% decrease in the average revenue per cover.  Food and beverage operating expenses as a percentage of food and beverage revenue increased from 17.8% in prior year’s third quarter to 25.0% for the current year’s third quarter primarily due non-recurring expenses related to the opening of the new buffet combined with higher commodity prices and higher quality food offerings in the buffet.

Promotional allowances as a percentage of gross revenues decreased to 18.8% during the third quarter of 2013 from 23.3% during the third quarter of 2012.  This decrease was primarily the result of changes in promotional and discount programs to provide convenience and a better experience to casino customers.

Corporate and Other:

Selling, general and administrative expense (“SG&A Expense”) for the 2013 third quarter increased by $1.2 million. The primary drivers of the increased SG&A expense are: higher payroll and related expense of $325 thousand, higher marketing and advertising expenses of $200 thousand to promote the Monarch Black Hawk property, higher maintenance, repairs and utility expense of $215 thousand and the collection of a delinquent account receivable of $400 thousand that resulted in a reduction in bad debt expense in the prior year third quarter.

Depreciation and amortization expense decreased to $3.5 million in the third quarter of 2013 as compared to $4.6 million for the third quarter of 2012.  $0.8 million of the decrease was due to assets from our 2008 expansion at Atlantis which became fully depreciated during the period and $0.2 million due to the Riviera trade name, formerly used by our Monarch Black Hawk property, which became fully amortized in April 2013.

During the third quarter of 2012, we incurred $455 thousand of non-recurring acquisition expense directly related to the acquisition of Monarch Black Hawk.

As a result of lower outstanding debt, combined with a decrease in the interest rate, interest expense decreased to $0.4 million in the third quarter 2013 from $0.5 million in the third quarter of 2012.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2013 and 2012

For the nine months ended September 30, 2013, our net income totaled $15.9 million, or $0.95 per diluted share, an increase in net income of $8.3 million, or $0.48 per diluted share, reflecting a 110.0% increase in net income and approximately 102.1% increase in diluted earnings per share. Net revenues totaled $144.2 million in the current year to date period, an increase of $22.8 million over the nine month period ended September 30, 2012. Income from operations for the nine months ended September 30, 2013 totaled $26.3 million compared to $13.1 million for the same period in 2012.

Atlantis Operations:

For the nine months ended September 30, 2013, net revenue increased to $108.4 million from $102.2 million for the same period of the prior year, approximately $6.2 million or 6.0% due to higher gaming, food and beverage and hotel revenues combined with slightly lower Complimentaries.

Casino revenue for the nine months ended September 30, 2013 compared to the same period 2012 increased 2.9% primarily due to increased slot revenue. Casino operating expenses as a percentage of casino revenue decreased to 40.8% as compared to 42.6% in the prior year’s nine month period primarily due to higher casino revenue and lower Complimentaries.

Food and beverage revenues increased 2.9% due to a 2.2% increase in the number of covers served combined with slight increase in average revenue per cover of 0.7%.  Food and beverage operating expenses amounted to 42.8% of food and beverage revenues during the first nine months of 2013, an increase when compared to 41.4% for the same period in 2012.  This increase was primarily a result of increases in payroll and related taxes and benefits.

The increase in hotel revenues of 15.4% was due to higher average daily room rate (“ADR”) and higher hotel occupancy.  ADR increased from $73.66 during the first nine months of 2012 to $82.56 in the same period of 2013. Hotel occupancy increased to 91.1% during the first nine months of 2013 compared to 88.4% during the first nine months of 2012. Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $81.27 and $70.19 for the nine month periods ended September 30, 2013 and 2012, respectively.  Hotel operating expenses as a percent of hotel revenues improved to 26.6% for the first nine months of 2013 from 27.0% for the same period of 2012, primarily due to higher hotel revenue.

Promotional allowances as a percentage of gross revenues decreased to 17.7% for the first nine months of 2013 compared to 18.9% for the same period in 2012.  This increase was primarily the result of strategic changes resulting in more cost effective promotional and discount program utilization.

Monarch Black Hawk Operations:

The amounts of net revenue and operating income of Monarch Black Hawk included in the Company’s unaudited condensed consolidated statement of income, after elimination of intercompany transactions, for the nine month periods ended September 30, 2013 and 2012 (reflecting only operations since April 26, 2012) are as follows:

Amounts in millions

	Nine months ended September 30,
	2013	2012
Net revenue	$35.8	$19.1
Income from operations	9.6	4.3
Net income	6.5	3.1

Corporate and Other:

SG&A expenses for the first nine months of 2013 increased by $3.4 million, representing nine months of expense for Monarch Black Hawk while the comparable period in 2012 reflects Monarch Black Hawk operations subsequent to the acquisition date (April 26, 2012).

Depreciation and amortization expense increased to $12.6 million in the nine month period ended September 30, 2013 compared to $12.3 million for the same period in 2012.  The increase was primarily due to depreciation and amortization expense related to the inclusion of Monarch Black Hawk for the entire nine month period in 2013 compared to depreciation and amortization post-acquisition in the same 2012 period. The increase was offset by a decrease in depreciation and amortization expense in the third quarter of 2013 related to assets from the expansion at Atlantis in 2008 that have become fully depreciated and due to the Riviera trade name, formerly used by our Monarch Black Hawk property, becoming fully amortized in April 2013.

During the first nine months of 2012, we incurred $2.2 million of non-recurring acquisition expenses, comprised primarily of professional fees, directly related to the acquisition of Monarch Black Hawk.  No such expenses were incurred in the current year.

Interest expense during the nine month period ended September 30, 2013 totaled $1.5 million compared to $1.4 million during the same period of 2012. This increase was due to having outstanding debt balances related to the acquisition for the full nine month period during the current year compared to five months in the prior year (after the acquisition of Monarch Black Hawk on April 26, 2012).

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2013, net cash provided by operating activities totaled $28.4 million, an increase of $7.7 million or 37.2% compared to the same period last year.  This increase was primarily the result of higher net income, depreciation and amortization, and a decrease in accounts receivable. These increases were partially offset by an increase in inventories and prepaid expenses compared to the nine months ended September 30, 2012.

Net cash used in investing activities totaled $8.2 million and $74.7 million in the nine months ended September 30, 2013 and 2012, respectively. The change was primarily due to net cash paid to acquire Monarch Black Hawk. Additionally investments in property and equipment were $0.3 million higher in the nine month ended September 30, 2013 compared to the same period in 2012.

For the nine months ended September 30, 2013, net cash used by financing activities totaled $21.7 million, resulting from principle payments on our Credit Facility offset by proceeds from stock option exercises. For the nine months ended September 30, 2012 net cash of $57.4 million was provided by financing activities due primarily to borrowings made to complete the acquisition of Monarch Black Hawk, Inc. and offset by principle payments on long-term debt. During the first nine months of 2013 and 2012, we paid $24.8 million and $17.0 million, respectively, on the outstanding balance under our credit facility described below.

$56.3 million was outstanding under our Credit Facility as of September 30, 2013.  The proceeds from the Credit Facility were primarily utilized to finance the acquisition of Monarch Black Hawk and may also be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements. $40.7 million in borrowings remained available under the Credit Facility as of September 30, 2013.

The Credit Facility is structured to reduce the maximum principal available by $1.5 million each quarter beginning June 30, 2013.  As of September 30, 2013, the maximum principal available was $97.0 million.  The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000.  Maturities of the Company’s borrowings for each of the next three years and thereafter as of September 30, 2013 are as follows:

Amounts in millions

Year	Maturities
2013	$—
2014	—
2015	—
Thereafter	56.3
$56.3

The maturity date of the Credit Facility is November 15, 2016.  Borrowings are secured by liens on substantially all of the real and personal property of Monarch.

The Company may prepay borrowings under the Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period).  Amounts prepaid may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments.  Management does not consider the covenants to restrict normal functioning of day-to-day operations.

We are in the process of completely redesigning and upgrading the existing Monarch Black Hawk facility and received zoning approval on April 10, 2013 for our expansion plans, subject to certain conditions, from the Black Hawk City Council.  The approved master plan, once completed, would nearly double the existing casino space and would convert the facility into a full-scale, high-end, resort through the addition of a 22-story hotel tower with 507 guest rooms and suites, an upscale spa and pool facility, four restaurants, additional bars, associated support facilities and a new ten story parking structure that, together with existing parking, would provide 1,551 parking spaces. Once the detailed design and construction plans are completed, we intend to finalize the cost estimate and construction timeline for the expansion project.  We anticipate announcing that cost estimate and construction timeline in late 2013 or in the first quarter of 2014. We will also identify financing sources for the expansion project, which we currently believe will most likely be a credit facility from financial institutions.

OFF BALANCE SHEET ARRANGEMENTS

The Atlantis shares a driveway access with the Shopping Center adjacent to the Atlantis which is controlled by an entity whose owners include our controlling stockholders.  We also leased an approximately 37,000 square-foot section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $340,000, subject to increase upon renewal after each five year period based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three individual five-year terms and, at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million of which $1.35 million was paid by the Company. The cost of the driveway is being depreciated over the initial 15-year lease term; some components of the driveway are being depreciated over a shorter period of time. We paid approximately $255,600 in lease payments plus common area charges for the leased driveway space during the nine months ended September 30, 2013.

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

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

The economies in northern Nevada, the Denver metropolitan area, and our feeder markets, like many other areas around the country, have been experiencing the effects of several negative macroeconomic trends, including a broad economic recession, higher home mortgage defaults and declining residential real estate values. Some recovery appears underway, but it is not clear whether the recovery will be sustained or temporary. The negative macroeconomic trends and conditions have adversely impacted discretionary incomes of our target customers, which, in turn has and is expected to continue to adversely impact our business.  We believe that as recessionary pressures increase or continue for an extended period of time, target customers may further curtail discretionary spending for leisure activities and businesses may reduce spending for conventions and meetings, both of which would adversely impact our business.  Management continues to monitor these trends and intends, as appropriate, to adopt operating strategies to attempt to mitigate the effects of such adverse conditions.  We can make no assurances that such strategies will be effective.

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

Higher fuel costs may deter California, Denver area, and other drive-in customers from coming to the Atlantis or the Monarch Casino Black Hawk.

We also believe that unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis’ key feeder market areas, such as San Francisco or Sacramento, or in other areas near Denver, Colorado, the Monarch Black Hawk key feeder markets, could have a material adverse effect on our business.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of September 30, 2013 and the next five years and thereafter are as follows:

Amounts in millions

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years
Operating Leases (2)	$2.2	$0.4	$0.7	$0.7	$0.4
Borrowings Under Credit Facility (3)	56.3	—	—	56.3	—
Purchase Obligations (4)	8.2	8.2	—	—	—
Total Contractual Cash Obligations	$66.7	$8.6	$0.7	$57.0	$0.4

(1)  Because interest payments under our Credit Facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 1.25% to 2.50% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  Based on our leverage ratio, at September30, 2013 pricing was LIBOR plus 1.5% and will be adjusted in subsequent quarters in accordance with our leverage ratio.  At September 30, 2013, the one-month LIBOR rate was 0.18%.

(2) Operating leases include leased storage, driveway usage and common area expenses for the Shopping Center adjacent to the Atlantis.

(3) The amount represents outstanding draws against the Credit Facility as of September 30, 2013.

(4) Purchase obligations represent approximately $2.8 million of commitments related to capital projects and approximately $5.4 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and construction commitments, approximately $5.4 million are cancelable by us upon providing a 30-day notice.

As described above, we anticipate commencement of a substantial expansion of our Monarch Black Hawk facility in 2014. The estimated costs of such expansion have not yet been finalized and contractual commitment for such project has not yet been incurred.  For this reason, the above table does not include any amounts for such expansion project.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of September 30, 2013 subject to market risk.  As of September 30, 2013, we had $56.3 million of outstanding debt under our Credit Facility, all of which was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the Credit Facility at September 30, 2013 would result in a change in our annual interest cost of approximately $0.6 million.

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

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.  The material changes to those risk factors during the nine months ended September 30, 2013 are found below.

THE REDESIGN AND EXPANSION OF MONARCH BLACK HAWK COULD HAVE AN ADVERSE EFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS DUE TO VARIOUS FACTORS INCLUDING DELAYS, COST OVERRUNS AND OTHER UNCERTAINTIES

The upgrade and expansion of Monarch Black Hawk is susceptible to various risks and uncertainties, such as:

•                  general construction risks, including cost overruns, change orders and plan or specification modification, delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues;

•                  access to available and reasonable financing on a timely basis, including the ability of the Company to restructure its credit facility on acceptable terms;

•                  changes and concessions required by governmental or regulatory authorities;

•                  delays in obtaining, or inability to obtain, all permits and authorizations required to complete and/or operate the project;

•                  the existence of acceptable market conditions and demand for the completed project; and

•                  the effects of local and national economic, credit and capital market conditions on the economy, in general, and on the gaming industry, in particular.

ITEM 5. OTHER INFORMATION

At the annual meeting of stockholders of the Company on May 10, 2013, the stockholders approved an amendment to the Company’s 1993 Employee Stock Option Plan, as amended (the “Employee Plan”), and the 1993 Executive Long-Term Incentive Plan, as amended (the “Incentive Plan”) to extend the termination date of each of the Employee Plan and the Executive Plan to the earlier of June 13, 2014 or the date of our 2014 annual meeting of stockholders.  In addition, on October 1, 2013, the board of directors amended each of the Employee Plan, the Incentive Plan and the 1993 Directors’ Stock Option Plan, as amended (the “Directors’ Plan”) to clarify that “net exercises” are permitted under the Plan.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No	Description
10.1

Seventh Amendment to the 1993 Employee Stock Option Plan is incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A (SEC File 0-22088) for the fiscal year ended December 31, 2012 filed on March 28, 2013.

10.2	Eighth Amendment to the 1993 Employee Stock Option Plan
10.3

Sixth Amendment to the 1993 Executive Long Term Incentive Plan is incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A (SEC File 0-22088) for the fiscal year ended December 31, 2012 filed on March 28, 2013

10.4	Seventh Amendment to the 1993 Executive Long Term Incentive Plan
10.5	First Amendment to the Amended and Restated 1993 Directors’ Stock Option Plan
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of John Farahi, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ronald Rowan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: November 8, 2013	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)