Form 10-K
period 2013-12-31
MONARCH CASINO & RESORT INC
filed 2014-03-14
CIK 907242

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2013, based on the closing price as reported on The Nasdaq Stock Market (SM) of $16.86 per share, was approximately $277.9 million.

As of March 5, 2014, Registrant had 16,482,768 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2014 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

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

PART I

ITEM 1. BUSINESS

Monarch Casino & Resort, Inc., through its direct and indirect wholly-owned subsidiaries, Golden Road Motor Inn, Inc. (“Golden Road”), Monarch Growth Inc. (“Monarch Growth”), Monarch Black Hawk, Inc. (“Monarch Black Hawk”), High Desert Sunshine, Inc. (“High Desert”) and Golden North, Inc. (“Golden North”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”); the Monarch Casino Black Hawk in Black Hawk, Colorado (“Monarch Black Hawk”); and real estate proximate to the Atlantis and Monarch Casino Black Hawk.

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) received approval from the Nevada Gaming Commission on August 23, 2012, which approval was extended three times, each for an additional six month period, with the most recent approval received on February 20, 2014, pending commencement of operations, for a license as an operator of interactive gaming. Before the license can be issued, a number of conditions must be met and before operations can commence, the Company must enter into contracts with a licensed interactive gaming service provider with an approved system.  None of these conditions have occurred, and Monarch Interactive is not currently engaged in any operating activities.  In Nevada, legal interactive gaming is currently limited to intrastate poker.

Our operating assets are the Atlantis and the Monarch Casino Black Hawk.  Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and at the Atlantis, our hotel operations.  The Monarch Casino Black Hawk does not yet have a hotel.  We focus on delivering exceptional service and value to our guests.  Our hands-on management style focuses on customer service and cost efficiencies.

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries. Monarch was incorporated in Nevada in 1993.  Our principal executive offices are located at 3800 S. Virginia Street, Reno, Nevada 89502; telephone (775) 335-4600.

Available Information

Our website address is www.monarchcasino.com.  We make available on or through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

The Atlantis hotel rooms feature design and furnishings consistent with the highest quality in the Northern Nevada market as well as nine-foot ceilings, which create an open and spacious feel. The third hotel tower features a four-story waterfall with an adjacent year-round swimming pool in a climate controlled, five-story glass enclosure, which shares an outdoor pool deck with a seasonal outdoor swimming pool and year round whirlpool. The Salon at Atlantis is a full service salon overlooking the third floor sundeck and outdoor seasonal swimming pool and offers salon-grade products and treatments for hair, nails, skincare and body services for both men and women. Our Spa Atlantis is a high-end health spa located adjacent to the swimming areas which offers treatments and amenities unique to our market.  The hotel rooms on the spa floor feature décor that is themed consistent with the spa.  Certain spa treatments are also available in spa floor hotel rooms.  The hotel features glass elevators that rise the full 19 and 28 stories of the respective towers providing panoramic views of the Reno area and the Sierra Nevada mountain range.  In 2012, our hotel was awarded with the prestigious AAA Four Diamond rating from the American Automobile Association.

The average occupancy rate and average daily room rate at the Atlantis for the following periods were:

	Years ended December 31,
	2013	2012	2011
Occupancy rate	89.5%	87.2%	89.1%
Average daily room rate	$77.78	$71.13	$74.22

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

The Monarch Black Hawk Casino

On April 26, 2012, we acquired Riviera Black Hawk, Inc., the owner of the Riviera Black Hawk in Black Hawk, Colorado which is located approximately 40 miles from Denver, Colorado.  The Riviera Black Hawk, which opened in 2000, is the first casino encountered by visitors arriving from Denver, Colorado on Highway 119 and features approximately 32,000 square feet of casino space, 750 slot machines, 10 table games, a 250 seat buffet-style restaurant, a snack bar and a parking structure with approximately 500 spaces.  Monarch owns a 1.5 acre land parcel contiguous to the Monarch Black Hawk Casino which is zoned for gaming and can be utilized for future expansion.

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

We have continuously invested in upgrading our facilities.  Capital expenditures were $12.4 million in 2013; $10.3 million in 2012; and $5.2 million in 2011.  During 2013, capital expenditures related primarily to the redesign and upgrade of the Monarch Black Hawk facility as well as acquisition of gaming equipment to upgrade and replace existing equipment. Capital expenditures in 2012 and 2011 related primarily to purchases of gaming equipment and continued renovation and other general upgrades to both facilities.

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

As discussed in the “Monarch Black Hawk Casino” section above, we own a 1.5 acre land parcel contiguous to the Monarch Black Hawk which is zoned for gaming and can be utilized for future expansion of that facility.

Marketing Strategy

Reno/Sparks.  Our marketing efforts are directed toward three broad consumer groups:  leisure travelers, conventioneers and northern Nevada local residents.

The Reno/Sparks region is a major gaming and leisure destination with aggregate gaming revenues of approximately $670 million (as reported by the Nevada State Gaming Control Board for the twelve months ended December 31, 2013).

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

Leisure Travelers:  The Reno/Tahoe region is a popular gaming and vacation destination.  The principal segments of Reno’s leisure traveler market are independent travelers, package tour and travel guests, guests we reach through the internet and high-end players.  We attempt to maximize our gaming revenues and hotel occupancy through a balanced marketing approach that addresses each market segment.

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

Black Hawk.  Our marketing efforts are directed toward patrons from the Denver metropolitan area and to Colorado mountain areas. Black Hawk is approximately 40 miles west of Denver.

Our revenues and operating income related to the Monarch Black Hawk are principally dependent on the level of gaming activity in the Black Hawk market.  Our predominant marketing goal is to provide a desired mix of high quality gaming products in an attractive setting while offering superior food and beverage offerings.  We have begun to redesign and upgrade the facilities to offer a full complement of amenities to satisfy all of our guests’ requirements during their visit.

Competition

Reno/Sparks.  Competition in the Reno area gaming market is intense.  Based on information obtained from the December 31, 2013 Gaming Revenue Report published by the Nevada State Gaming Control Board, there are approximately 14 casinos in the Reno-Sparks area which each generated more than $12.0 million in annual gaming revenues.

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

The legalization of internet poker and other forms of internet gaming in additional jurisdictions throughout the United States could create further competition for the Atlantis.

Black Hawk.  There is strong competition in the concentrated Black Hawk/Central City area gaming market including approximately 26 casinos which generated more than $620 million in annual gaming revenues for the twelve months ended December 31, 2013 according to the Colorado Division of Gaming.

The Black Hawk and Central City gaming market is geographically isolated.  The only other non-tribal gaming market is Cripple Creek, seventy-five miles away.  There are two federally recognized tribes in southwest Colorado, both with gaming facilities, more than 350 miles from Denver.  There have been proposals for the development of Native American, racetrack and video lottery terminal casinos throughout the state over the years.  None of the proposals has been adopted by the state’s electorate or by the legislature.  Should any form of additional gaming be authorized in the Denver metropolitan area, the Black Hawk and Central City market would be adversely affected.

We believe that the Monarch Black Hawk’s primary competition for visitors comes from larger-scale casinos in the market which offer amenities that appeal to the guest’s entire vacation experience including hotel, broader dining choices as well as other amenities.  We compete for patrons on the basis of the desirability of our location which is the first casino encountered when entering the area on the main thoroughfare as well as the attractive setting, friendly, efficient service, quality and relative value of its food and beverage offerings, promotions and gaming values.

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

Golden Road, our subsidiary which operates the Atlantis, is required to be licensed by the Nevada Gaming Authorities.  This gaming license requires the periodic payment of fees and taxes and is not transferable.  We are registered by the Nevada Gaming Commission as a publicly traded corporation, or Registered Corporation.  As such, we are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and to furnish any other information that the Nevada Gaming Commission may require.  No person may become a stockholder of, or receive any percentage of profits from, Golden Road without first obtaining licenses and approvals from the Nevada Gaming Authorities.  Golden Road and Monarch have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Golden Road or Monarch in order to determine whether that individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and key employees of Golden Road must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities.  Our officers, directors and key employees who are actively and directly involved in gaming activities of Golden Road may be required to be licensed or found suitable by the Nevada Gaming Authorities.  The Nevada Gaming Authorities may deny an application for licensure on suitability for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation.  Applicants for licensing or a finding of suitability must pay all costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities also have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Golden Road or us, the companies involved would have to sever all relationships with that person.  In addition, the Nevada Gaming Commission may require that we terminate the employment of any person who refuses to file appropriate applications.  Determinations of suitability and questions pertaining to licensing are not subject to judicial review in Nevada.

We are required to submit detailed financial and operating reports to the Nevada Gaming Authorities.  Substantially all material loans, leases, sales of securities and similar financing transactions by us must be reported to, or approved by, the Nevada Gaming Authorities.

If it were determined that we violated the Nevada Act, our gaming licenses and registrations with the Nevada Gaming Commission could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures.  In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Gaming Commission.  Further, the Nevada Gaming Commission could appoint a supervisor to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of our gaming properties) could be forfeited to the State of Nevada.  The limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our gaming operations.

Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of our voting securities determined if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada.  The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than 5% of Monarch’s voting securities to report the acquisition to the Nevada Gaming Commission.  The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada Gaming Control Board mails the written notice requiring such filing.  Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 25%, of our voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if the institutional investor holds the voting securities for investment purposes only. If the acquisition is above 20% of the voting securities, the institutional investor may also apply for a waiver of the requirement for an approval of a change of control. An institutional investor is not deemed to hold voting securities for investment purposes unless the securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action that the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only.  Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

We are required to maintain a current stock ledger in Nevada, and the Nevada Gaming Authorities may examine the ledger at any time.  If any securities are held in trust by an agent or a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities.  A failure to make such disclosure may be grounds for finding the record holder unsuitable.  We are also required to render maximum assistance in determining the identity of the beneficial owner.  The Nevada Gaming Commission may require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

We may not make a public offering of our securities without the prior approval of the Nevada Gaming Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for purposes of constructing, acquiring or financing gaming facilities.  Any approval, if granted, does not constitute a finding, recommendation or approval by the Nevada Gaming Authorities as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered.  Any representation to the contrary is unlawful.

Changes in our control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby that person obtains control (including foreclosure on the pledged shares), may not occur without the prior approval of the Nevada Gaming Commission.  Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Gaming Authorities in a variety of stringent standards prior to assuming control of such Registered Corporation.  The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed or found suitable as part of the approval process relating to the transaction.

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

The Colorado Constitution provides for a tax on the total amount wagered less all payouts to players at graduated annual rates. The gaming tax rates in effect as of July 1, 2008 can only be increased by amendment to the Colorado Constitution by voters in a statewide election. With respect to games of poker, the tax is calculated based on the sums wagered that are retained by the licensee as compensation, which must be consistent with the minimum and maximum amounts established by the Colorado Commission. The graduated rates effective as of July 1, 2013 are:

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

Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of (a) 5% or more of any class of voting securities of a publicly traded corporation that is required to include in its articles of incorporation the Rule 4.5 charter language provisions; or (b) 5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee, referred to as “qualifying persons,” shall notify the Division of Gaming within 10 days of such acquisition and submit all requested information. Such persons are subject to a finding of suitability as required by the Division of Gaming or the Colorado Commission. Licensees also must notify any qualifying persons of these requirements. A qualifying person other than an institutional investor whose interest equals 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

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

There are various classes of retail liquor licenses which may be issued under the Colorado Liquor Code. A gaming licensee may sell malt, vinous or spirituous liquors only by the individual drink for consumption on the premises. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority prior to approval. The Colorado Department of Revenue’s Liquor Enforcement Division must also approve the application. Monarch Black Hawk has been approved for a restaurant liquor license by both the local Black Hawk licensing authority and the State Division of Liquor Enforcement.

Employees

As of February 11, 2014, we had approximately 2,100 employees.  None of our employees are covered by collective bargaining agreements.  We believe that our relationship with our employees is good.

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

OUR BUSINESS MAY BE ADVERSELY IMPACTED IF THE RENO OR DENVER METROPOLITAN ECONOMIES FURTHER DECLINE OR STAGNATE

We market to and rely upon business from the Reno and Denver metropolitan areas.  Adverse changes in the business and employment conditions in Reno and Denver may adversely impact our business.  There can be no guarantee that economic conditions will continue to improve or will not stagnate or worsen in our feeder markets, including Reno and Denver.  Erosion in business and employment conditions in the Reno or Denver metropolitan areas could adversely impact our business.

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

OUR BUSINESS IS PARTICULARLY SENSITIVE TO WEAK DISCRETIONARY CONSUMER SPENDING

Consumer demand for entertainment and other amenities at hotel-casino properties and casino properties, such as ours, are particularly sensitive to a weak economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of the recession and economic slowdown, including the housing crisis and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.

THE GLOBAL ECONOMIC WEAKNESS IN CONSUMER SPENDING MAY HAVE AN EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION IN WAYS THAT WE CURRENTLY CANNOT ACCURATELY PREDICT

The credit crisis, economic downturn and related turmoil in the global financial system have had and may continue to have an effect on our business and financial condition. We are not able to predict the duration or severity of the economic downturn. The significant distress experienced by financial institutions has had, and may continue to have, far-reaching adverse consequences across many industries, including the gaming industry. The credit and liquidity crisis has restricted the availability of capital for certain companies and has caused the cost of capital (if available) to be much higher than it has traditionally been. Accessing the capital markets in this environment could increase the costs of our projects, which could have an impact on our flexibility to react to changing economic and business conditions and our ability or willingness to fund any future expansion projects. All of these effects could have a material adverse effect on our business, financial condition and results of operations.

CERTAIN OF OUR STOCKHOLDERS OWN LARGE INTERESTS IN OUR CAPITAL STOCK AND MAY SIGNIFICANTLY INFLUENCE OUR AFFAIRS

John Farahi and Bob Farahi, officers and directors of the Company, together with their brother Ben Farahi, beneficially own approximately 42% of the Company’s outstanding shares of common stock. As such, members of the Farahi family, if voting together, have the ability to significantly influence our affairs, including the election of members of our Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL

Our ability to make payments on and to refinance our indebtedness and to fund future capital expenditures and expansion efforts will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. It is possible that our business will generate insufficient cash flows from operations, or that future borrowings will not be available to us under our bank credit facility, in amounts sufficient to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness at maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all.

LIMITATIONS OR RESTRICTIONS ON OUR CREDIT FACILITY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY

Any renegotiation or refinancing of our Credit Facility (as defined herein) would likely result in the amendment of material provisions of the Credit Facility, such as the interest rate charged and other material covenants. Our Credit Facility is an important component of our liquidity. Any material restriction on our ability to use our Credit Facility or the failure to obtain a new credit facility upon either the maturity of the Credit Facility or the depletion of funds remaining under the Credit Facility could adversely impact our operations and future growth options.

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

As competitive pressures increase, other casinos in our markets may intensify their marketing efforts. Increased competitive pressures in the local markets could adversely impact our ability to continue to attract local residents to the Atlantis and the Monarch Black Hawk or require us to use more expensive, and therefore, less profitable promotions to compete more efficiently. Competitive pressures from internet gaming could also affect our future operations.

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding the Atlantis, and have plans to renovate and expand Monarch Black Hawk. Our competitors have also invested in expanding their existing facilities and developing new facilities. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in our markets, and this intense competition can be expected to continue. In addition, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.

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

We also believe that the legalization of additional land-based casino gaming in or near any major metropolitan area in the Atlantis’ or Monarch Black Hawk’s key marketing areas could have a material adverse impact on our business.

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

There have been recent fears concerning the spread of certain influenza or other diseases, as well as outbreaks on cruise ships. Potential future outbreaks of highly infectious diseases may adversely affect the number of visitors to our property and our business and prospects. Furthermore, a major outbreak might disrupt our ability to adequately staff our business and could generally disrupt our operations. If any of our guests or employees is suspected of having contracted certain highly contagious diseases, we may be required to quarantine these customers or employees or the affected areas of our facilities and temporarily suspend part or all of our operations at affected facilities. Any new outbreak of such a highly infectious disease could have a material adverse effect on our financial condition, results of operations and cash flows.

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

WE OWN FACILITIES THAT ARE LOCATED IN AREAS THAT EXPERIENCE EXTREME WEATHER CONDITIONS

Extreme weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. Snowstorms, other adverse weather conditions or forest or range fires may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. If there is a prolonged disruption at either our Atlantis or Monarch Black Hawk properties due to extreme weather conditions, natural disasters, catastrophic events or other acts of God, our results of operations and financial condition could be materially adversely affected.

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

We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. The Monarch Black Hawk is located within an area of historic mining activity and near superfund sites that have been the subject of state and federal clean-up actions. Although the Monarch Black Hawk is not part of a superfund site, the fact that such sites are in the vicinity and that mining activities occurred throughout the area, it is possible that as a result of our ownership and operation of Monarch Black Hawk (on which mining may have occurred in the past), we may incur costs related to this matter in the future. Furthermore, there may have been soil or groundwater contamination at certain of our properties resulting from current or former operations. None of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

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

CHANGES IN REGULATIONS ON LAND USE REQUIREMENTS COULD ADVERSELY IMPACT OUR BUSINESS

A change in regulations on land use requirements with regard to development of new hotel casinos in the proximity of the Atlantis and the Monarch Black Hawk could have an adverse impact on our business, results of operations, and financial condition. A relaxation in such regulations could make it easier for competitors to enter our immediate market. A tightening of such regulations could adversely impact our future expansion opportunities.

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

WE FACE RISKS ASSOCIATED WITH GROWTH

In April 2012, we acquired Monarch Black Hawk. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to develop or profitably manage our additional operations or successfully integrate such operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive necessary licenses or approvals for expansion and development projects currently being contemplated.

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

OUR EXPANSION AND RENOVATION PROJECTS MAY FACE SIGNIFICANT RISKS INHERENT IN CONSTRUCTION PROJECTS

We expect to commence additional expansion and renovation projects at Monarch Black Hawk in the future.

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

IF WE ARE UNABLE TO FINANCE OUR EXPANSION AND RENOVATION PROJECTS, AS WELL AS OTHER CAPITAL EXPENDITURES, THROUGH CASH FLOW FROM OPERATIONS, BORROWINGS UNDER OUR CREDIT FACILITY AND ADDITIONAL FINANCINGS, OUR EXPANSION AND RENOVATION EFFORTS WILL BE JEOPARDIZED

We intend to finance our future expansion and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under our Credit Facility, and additional debt financings. If we are unable to finance our future expansion and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion and renovation projects as well as other capital expenditures, selling assets, restructuring debt, considering obtaining equity financing or joint venture partners, or modifying our Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.

In the past few years there have been significant disruptions in the global capital markets that have adversely impacted the ability of borrowers to access capital. We anticipate that these disruptions may continue for the foreseeable future. We anticipate that funding for any of our expansion projects would come from cash flows from operations and availability under our Credit Facility (to the extent that availability exists under our Credit Facility, as applicable, after we meet our working capital needs).

If availability under our Credit Facility does not exist or we are otherwise unable to make sufficient borrowings thereunder, any additional financing that is needed may not be available to us or, if available, may not be on terms favorable to us. As a result, if we are unable to obtain adequate project financing in a timely manner, or at all, we may be forced to sell assets in order to raise capital for projects, limit the scope of, or defer such projects, or cancel the projects altogether. In the event that capital markets do not improve and we are unable to access capital with more favorable terms, additional equity and/or credit support may be necessary to obtain construction financing for the remaining cost of the project.

OUR ABILITY TO OPERATE INTRASTATE INTERACTIVE POKER IN NEVADA IS SUBJECT TO A NUMBER OF FACTORS

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) received approval from the Nevada Gaming Commission on August 23, 2012, which approval was extended three times, each for an additional six month period, with the most recent approval received on February 20, 2014, pending commencement of operations, for a license as an operator of interactive gaming. Before the license can be issued, a number of conditions must be met and before operations can commence, the Company must enter into contracts with a licensed interactive gaming service provider with an approved system.  None of these conditions have occurred, and Monarch Interactive is not currently engaged in any operating activities.  In Nevada, legal interactive gaming is currently limited to intrastate poker.

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

We are unable to provide assurances of the date of completion of all such conditions described above. We are focused initially on selecting one or more interactive service providers. If we do not commence interactive gaming operations within six months of February 20, 2014, we must seek an extension of our approval from the Nevada Gaming Commission.

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

(d)  Leased land consisting of approximately 37,400 square-feet next door to the Atlantis serving as a driveway entrance to the Atlantis.  The lease term ends in 2019.  For a further description of the lease terms, see Item 8, “FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, NOTE 5”.

(e)  An approximate 2.3-acre site adjacent to the Administrative Site which is currently unused.

(f)  An approximate 5.3-acre site with a 14,376 square foot building across Coliseum Way from the Atlantis which is currently unused.

Black Hawk, Colorado Properties:

(a)  An approximate 1.6 acre site on which the Monarch Black Hawk Casino is situated including the casino and parking structure.

(b) An approximate 1.5-acre site in Black Hawk, Colorado contiguous to the Monarch Black Hawk Casino. We expect to use this site for expansion of the Black Hawk property.

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

We are party to claims that arise in the normal course of business. Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Our common stock trades on The NASDAQ Stock Market under the symbol MCRI. The following table sets forth the high and low sales prices of our common stock, as reported by the NASDAQ Stock Market, during the periods indicated.

	2013		2012
	High	Low	High	Low
First quarter	$11.97	$8.64	$11.41	$9.70
Second quarter	$17.22	$9.29	$10.67	$8.21
Third quarter	$21.00	$16.35	$9.30	$7.05
Fourth quarter	$22.12	$16.33	$11.52	$8.23

As of March 5, 2014, there were approximately 70 holders of record of our common stock, and approximately 2,800 beneficial stockholders.

We have never paid dividends. We presently intend to retain earnings and use free cash flow to finance our operating activities, for capital expenditures and to pay down our debt. We do not anticipate declaring cash dividends in the foreseeable future. Our bank loan agreement also contains provisions that require the achievement of certain financial ratios before we can pay or declare dividends to our stockholders. See Item 8, “FINANCIAL STATEMENTS, Notes to Consolidated Financial Statements, NOTE 6.”

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management.

STOCK PERFORMANCE GRAPH

The following chart reflects the cumulative total return (change in stock price plus reinvested dividends) of a $100 investment in the Company’s Common Stock from the five-year period from December 31, 2008 through December 31, 2013, in comparison to the Standard & Poor’s 500 Composite Stock Index and an industry peer group index. The comparisons are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Monarch Casino & Resort, Inc.	100.00	69.53	107.30	87.47	93.65	172.36
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
MCRI Peer Group 2012 Index*	100.00	150.51	331.92	313.80	362.66	634.46
MCRI Peer Group 2013 Index**	100.00	149.00	334.63	315.52	363.37	637.47

*MCRI Peer Group 2012 comprised of: Ameristar Casinos, Inc. (ASCA - This company is historical now); Boyd Gaming Corp (BYD);
Isle of Capri Casinos, Inc. (ISLE); Las Vegas Sands Corp. (LVS); MGM Resorts International (MGM); Nevada Gold & Casinos,
Inc. (UWN); Penn National Gaming, Inc. (PENN); Pinnacle Entertainment, Inc. (PNK); and Wynn Resorts, Ltd (WYNN)

**MCRI Peer Group 2013 comprised of: Boyd Gaming Corp (BYD); Isle of Capri Casinos, Inc. (ISLE); Las Vegas Sands Corp. (LVS);
MGM Resorts International (MGM); Nevada Gold & Casinos, Inc. (UWN); Penn National Gaming, Inc. (PENN);
Pinnacle Entertainment, Inc. (PNK); and Wynn Resorts, Ltd (WYNN)

ITEM 6. SELECTED FINANCIAL DATA

	Years ended December 31,
	(Amounts in thousands, except per share amounts)
	2013		2012		2011		2010		2009
OPERATING RESULTS
Casino revenues(F8)	$149,916		$128,831		$92,420		$95,319		$91,302
Other revenues(F8)	82,001		75,160		71,242		69,490		63,826
Gross revenues(F8)	231,917		203,991		163,662		164,809		155,128
Promotional allowances	(43,168)		(40,689)		(29,133)		(28,438)		(25,720)
Net revenues(F8)	188,749		163,302		134,529		136,371		129,408
Income from operations	30,455	(F1)	15,983	(F2)	9,770	(F3)	14,033	(F4)	9,142	(F5)
Income before income tax	28,595		13,959		8,856		12,575		7,163
Net income	$17,961		$8,911		$5,676		$8,236		$4,841

INCOME PER SHARE OF COMMON STOCK
Net income per common share
Basic	$1.10		$0.55		$0.35		$0.51		$0.30
Diluted	$1.06		$0.55		$0.35		$0.51		$0.30

Weighted average number of common shares and potential common shares outstanding
Basic	16,302		16,140		16,138		16,131		16,123
Diluted	16,944		16,250		16,231		16,206		16,159

OTHER DATA
Depreciation and amortization	$16,638		$16,651		$13,380		$13,281		$2,501
Other expense	$(1,860)		$(2,024)		$(914)		$(1,458)		$(1,979)
Capital expenditures (F6)	$12,400		$10,329		$17,392		$6,815		$15,845

BALANCE SHEET DATA
Total assets	$244,523		$248,120		$179,600		$179,734		$85,787
Current maturities of long-term debt	$—		$—		$—		$—		$1,000
Long-term debt, less current maturities	$53,800		$81,100		$24,680		$28,600		$47,500
Stockholders’ equity (F7)	$163,880		$140,848		$130,516		$122,582		$112,504

Footnotes to Selected Financial Data:

(F1) 2013 includes $0.6 million benefit from the reversal of sales tax expense accrual as a result of State of Nevada Department of Taxation ruling on complimentary and employee meals.

(F2) 2012 includes $2.2 million of non-recurring acquisition expense directly related to our acquisition of the Monarch Black Hawk casino in April 2012.

(F3) 2011 includes a $3.5 million one-time, non-cash charge related to the demolition of a free standing building on a parcel near the Atlantis and $1.0 million of non-recurring acquisition expense related to our acquisition of the Monarch Black Hawk casino in April 2012.

(F4) 2010 includes a $414 thousand one-time charge related to the demolition of the Company’s 149 room motor lodge.

(F5) 2009 includes a $64 thousand gain on disposal of fixed assets and a $1.4 million one-time charge related to the implementation of a new frequent player club.

(F6) Includes amounts financed with debt or capitalized lease obligations.

(F7) We paid no dividends during the five year period ended December 31, 2013.

(F8) During the second quarter of 2013, we identified that immaterial amounts of promotional items provided to our patrons including free play and cash back awards to casino patrons were improperly recorded as selling, general and administrative expenses instead of being recorded as a direct offset to revenue. In accordance with ASC 605-50, Revenue Recognition, free play and cash vouchers should be recorded as an offset to revenues instead of being reported as an expense.  Prior period amounts in this table have been adjusted to appropriately reflect these reclassifications. The reclassifications had no effect on previously reported, net income, income from operations, consolidated Adjusted EBITDA or cash flows of the Company (see NOTE 1).

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monarch Casino & Resort, Inc., through its direct and indirect wholly-owned subsidiaries, Golden Road Motor Inn, Inc. (“Golden Road”), Monarch Growth Inc. (“Monarch Growth”), Monarch Black Hawk, Inc. (“Monarch Black Hawk”), High Desert Sunshine, Inc. (“High Desert”) and Golden North, Inc. (“Golden North”), and Golden East, Inc. (“Golden East”) owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”); the Monarch Casino Black Hawk (formerly named Riviera Black Hawk Casino) in Black Hawk, Colorado (“Black Hawk”); and real estate proximate to the Atlantis and Monarch Casino Black Hawk.

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) received approval from the Nevada Gaming Commission on August 23, 2012, which approval was extended three times, each for an additional six month period, with the most recent approval received on February 20, 2014, pending commencement of operations, for a license as an operator of interactive gaming. Before the license can be issued, a number of conditions must be met and before operations can commence, the Company must enter into contracts with a licensed interactive gaming service provider with an approved system.  None of these conditions have occurred, and Monarch Interactive is not currently engaged in any operating activities.  In Nevada, legal interactive gaming is currently limited to intrastate poker.

Our operating assets are the Atlantis and the Monarch Black Hawk.  Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and at the Atlantis, our hotel operations.  The Monarch Black Hawk does not yet have a hotel.  We focus on delivering exceptional service and value to our guests.  Our hands-on management style focuses on customer service and cost efficiencies.

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

OPERATING RESULTS SUMMARY

Our operating results may be affected by, among other things, competitive factors, gaming tax increases, the commencement of new gaming operations, construction at our facilities, general public sentiment regarding travel, overall economic conditions and governmental policies affecting the disposable income of our patrons and weather conditions affecting our properties, as well as those matters discussed in “Item 1A. Risck Factors” above.  In particular, our results for the year ended December 31, 2012 were impacted by non-recurring expenses in connection with the acquisition of Monarch Black Hawk, Inc.  Consequently, our operating results for the year are not necessarily comparable and may not be indicative of future periods’ results.

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis:  As in many other areas around the country, the northern Nevada market continues to be impacted by the economic decline which began in the fourth quarter of 2007.  Since that time, aggressive marketing programs by our competitors have also posed challenges to us. While recent statistics released by the Nevada Gaming Control Board have shown growth in northern Nevada and in the Reno/Sparks gaming market for the year ended December 31, 2013 compared to the same period in 2012, we anticipate that the unstable macroeconomic climate nationally and in the northern Nevada, combined with aggressive marketing programs of our competitors, will continue to apply pressure on Atlantis revenue.  Despite this, in 2013, Atlantis revenue in all categories increased compared to 2012.

Monarch Black Hawk:  Since the acquisition of Monarch Black Hawk, Inc. in April 2012, our focus has been to maximize casino and food and beverage revenues.  There is currently no hotel on the property.  We have evaluated all aspects of operations and have implemented certain operational changes which we believe will enhance the guest experience while also reducing costs.  In September 2013, we opened our new buffet, which was an important step in our ongoing process of redesigning and upgrading the existing Monarch Black Hawk facility. On April 10, 2013, we received zoning approval for our master expansion plan, subject to certain conditions, from the Black Hawk City Council. The approved master plan, once completed, would nearly double the existing casino space and would convert the facility into a full-scale, high end, resort through the addition of a 22-story hotel tower with 507 guest rooms and suites, an upscale spa and pool facility, four restaurants, additional bars, associated support facilities and a new ten story parking structure that, together with existing parking, would provide 1,551 parking spaces. Once the detailed design and construction plans are completed, we intend to finalize the cost estimate and construction timeline for the expansion project and secure necessary financing. Our decision to proceed on this project will be subject to many of the factors set forth under “Item 1A. Risk Factors”.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Twelve Months Ended December 31, 2013 and 2012

For the year ended December 31, 2013, our net income totaled $18.0 million, or $1.06 per diluted share, an increase of $9.0 million, or 102%. Net revenues totaled $188.7 million for the twelve months ended December 31, 2013, an increase of $25.4 million or 15.6% over the same period in 2012. Income from operations for the twelve months ended December 31, 2013 totaled $30.5 million compared to $16.0 million for the same period in 2012 representing an increase of $14.5 million or 91%.

Atlantis Operations:

For the year ended December 31, 2013, net revenue increased to $141.2 million from $133.6 million for the same period of 2012, approximately $7.6 million or 5.7%, due to higher revenue in each revenue category and slightly lower promotional allowances (“Complimentaries”).

Casino revenue increased primarily due to higher slot revenues and higher table games revenue.  Casino operating expenses as a percentage of casino revenue decreased to 41.5% as compared to 43.3% in the prior year primarily due to the revenue increase.

Food and beverage revenue increased 3.7% during the year driven by a 2.6% increase in covers served combined with a 1.0% increase in the average revenue per cover. This increase in covers served was the result of continuing improvement in the quality food offerings.  Food and beverage operating expenses as a percentage of food and beverage revenue increased from 41.8% in the prior year to 42.9% for the current year due primarily to increased payroll and related expenses.

Hotel revenue increased 12.3% due to higher average daily room rate (“ADR”) of $77.78 in 2013 compared to $71.13 in 2012 and higher hotel occupancy of 89.5% during 2013 compared to 87.2% during 2012.  Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $75.41 and $66.98 for the years ended December 31, 2013 and 2012, respectively. Hotel operating expenses as a percent of hotel revenues improved slightly to 27.1% in 2013 as compared to 27.3% for the comparable prior year period due to the higher revenue partially offset by higher payroll and related expenses and higher travel commission operating expenses.

Promotional allowances as a percentage of gross revenues decreased to 18.1% during 2013 from 19.1% during 2012.  This decrease was primarily the result of increased revenue and modified utilization of the promotional programs.

Monarch Black Hawk Operations:

We acquired Monarch Black Hawk on April 26, 2012, and therefore, Black Hawk’s results for the year ended December 31, 2012 reflect its operations only for the period subsequent to its acquisition.  As such, the results for the year ended December 31, 2013 are not comparable to 2012 which reflects only partial year results.  The amounts of net revenue and operating income of Monarch Black Hawk included in the Company’s consolidated statement of income, after elimination of intercompany transactions, for the year ended December 31, 2013 and 2012 (reflecting only operations since April 26, 2012) are as follows:

Amounts in millions

	Twelve months ended December 31,
	2013	2012
Net revenue	$47.5	$29.7
Income from operations	$11.6	$6.3

Corporate and other:

Selling, general and administrative expense (“SG&A Expense”) for 2013 increased by $4.3 million, or 9.0%, compared to prior year. $3.2 million of this increase represents SG&A Expense from the Monarch Casino Black Hawk operation for the period beginning January 1, 2013 through April 26, 2013 for which the prior year reflects no expense (Monarch Black Hawk was acquired on April 26, 2012). The primary drivers of the remaining $1.1 million increase in SG&A Expense are: higher payroll and related taxes and benefits expense of $1.6 million, higher professional fees by $0.5 million, and higher utility expense by $0.1 million partially offset by a $1.1 million decrease in use tax expense on complimentary meals as a result of the State of Nevada Department of Taxation ruling, which affected the entire Nevada hotel-casino industry, that complimentary and employee meals were no longer subject to taxation.

Depreciation and amortization expense slightly decreased to $16.6 million for the year ended December 31, 2013 as compared to $16.7 million for the year ended December 31, 2012 as a result of the decrease in depreciation expense for Atlantis property due to assets from 2008 Atlantis expansion being fully depreciated by July 2013 and partially offset by the increase in depreciation expense for Black Hawk property due to the fact that 2013 represents a full year of Monarch Black Hawk depreciation and amortization expense while 2012 represents depreciation and amortization expense for the period only after the acquisition (we acquired the Riviera Black Hawk on April 26, 2012).

During 2012, we incurred $2.2 million of non-recurring acquisition expenses, comprised primarily of professional fees, directly related to the acquisition of Monarch Black Hawk.  No such expenses were incurred in the current year.

During the year, the Company paid down the principal balance on its credit facility by $27.3 million, which decreased the outstanding balance of the credit facility to $53.8 million at December 31, 2013 from $81.1 million at December 31, 2012. Interest expense decreased to $1.9 million in the year 2013 from $2.0 million in the year 2012 as a result of a lower loan balance combined with lower interest rates on our credit facility driven by our lower leverage ratio.  See further discussion of our credit facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Twelve Months Ended December 31, 2012 and 2011

Atlantis Operations:

For the year ended December 31, 2012, net revenue decreased slightly to $133.6 million from $134.5 million for the same period of 2011, approximately $905 thousand or 0.7% as a result of higher promotional allowances due to an increase in the amount of complimentary food, beverage and other services provided to casino patrons (“Complimentaries”) partially offset by the higher casino, food and beverage and other revenues.

The increase in casino revenue was primarily due to higher table games revenue.  Casino operating expenses as a percentage of casino revenue increased slightly to 43.3% as compared to 42.6% in the prior year primarily due to the cost of the higher Complimentaries, partially offset by higher casino net revenue.

Food and beverage revenues increased 1.6% during the year driven by a 3.0% increase in the average revenue per cover partially offset by a 1.3% decrease in covers served. The increase in the average revenue per cover was the result of menu price increases in response to higher food commodity costs.  These menu price increases contributed to an improvement in the food and beverage operating expenses as a percentage of food and beverage revenue from 44.8% in year 2011 to 41.8% for the year 2012.

Hotel revenue decreased 5.8% due to lower average daily room rate (“ADR”) of $71.13 in 2012 compared to $74.22 in 2011 and lower hotel occupancy of 87.2% during 2012 compared to 89.1% during 2011.  Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $66.78 and $71.05 for the years ended December 31, 2012 and 2011, respectively.  Hotel operating expenses as a percent of hotel revenues increased slightly to 27.3% in 2012 as compared to 27.2% for the comparable prior year period due to lower revenues.

Promotional allowances as a percentage of gross revenues increased to 19.1% during 2012 from 17.8% during 2011.  This increase was primarily the result of increased promotional and discount programs in response to the challenging economic environment and ongoing competitor promotional and discount programs.

Monarch Black Hawk Operations:

We acquired Monarch Black Hawk on April 26, 2012, and therefore, no information is provided for the year ended December 30, 2011.  The amounts of net revenue and operating income of Monarch Black Hawk included in the Company’s consolidated statement of income, after elimination of intercompany transactions, for the year ended December 31, 2012 are as follows (in millions):

Net revenues	$29.7
Income from operations	$6.3

Corporate and Other:

Selling, general and administrative expense (“SG&A Expense”) for 2012 increased by $8.0 million over the prior year, $6.6 million of which represents SG&A Expense from the Black Hawk operation for which the prior year reflects no expense.  The primary drivers of the remaining $1.4 million of increased Atlantis and Monarch Corporate SG&A Expense are: higher use tax expense of $0.7 million, higher salaries and benefits of $0.6 million and higher marketing and advertising expenses of $0.6 million, partially offset by lower utilities of $0.3 million and lower license fees of $0.2 million. The higher use tax expense is primarily the result of a ruling from the Nevada Department of Taxation that complimentary meals are subject to use tax effective February 2012.  Following Nevada casino industry practice, the Company did not recognize use tax on complimentary meals in the prior year.  Note that this ruling was subsequently reversed by the Nevada Department of Taxation in the second quarter of 2013.

Depreciation and amortization expense increased to $16.7 million in the year ended December 31, 2012 as compared to $13.4 million for the year ended December 31, 2011 primarily due to depreciation and amortization expense related to the addition of Monarch Black Hawk.

During 2012 and 2011, we incurred $2.2 million and $1.0 million, respectively, of non-recurring acquisition expense directly related to the acquisition of Monarch Black Hawk.

In the third quarter of 2011, the Company incurred a $3.5 million one-time, non-cash charge related to the demolition of a free standing building on a parcel it owns near the Atlantis.

Because of borrowings required to complete the Monarch Black Hawk acquisition, the balance outstanding under our Credit Facility increased from $24.7 million at December 31, 2011 to $81.1 million at December 31, 2012.  As a result, interest expense increased to $2.0 million in 2012 from $914 thousand in 2011 (see “THE CREDIT FACILITY” below).

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.  Capital expenditures during the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Capital Expenditures:
Atlantis	$3,813,593	$3,530,254
Monarch Black Hawk (a)	8,586,872	6,798,661
	$12,400,465	$10,328,915

(a)         We acquired Monarch Black Hawk on April 26, 2012.

During the twelve months ended December 31, 2013 and 2012, capital expenditures at both the Atlantis and Monarch Black Hawk consisted primarily of the acquisition of gaming equipment to upgrade and replace existing equipment and other general upgrades to their respective facilities. In addition in 2013 at Black Hawk, as a part of our continuing effort since the acquisition to redesign and upgrade the property, capital expenditure were made for the new buffet, remodeling of restrooms and temporary casino area to mitigate disruption as we upgrade other portions of the casino floor.

Future cash needed to finance ongoing capital expenditures and the ongoing redesign and upgrade of the Black Hawk property, is expected to be available from operating cash flow, the Credit Facility (see “THE CREDIT FACILITY” below) and, if necessary, additional borrowings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Certain of our policies, including the estimated useful lives assigned to our assets, the determination of the allowance for doubtful accounts, self-insurance reserves, the calculation of income tax liabilities and the calculation of stock-based compensation, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on historical experience, terms of existing contracts, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate.  There can be no assurance that actual results will not differ from our estimates.  To provide an understanding of the methodologies applied, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the Notes to Consolidated Financial Statements.

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

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects.  When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost.  Interest capitalization is ceased when the project is substantially complete.  The Company did not capitalize interest during the years ended December 31, 2013, 2012 and 2011.

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

Our income tax returns are subject to examination by tax authorities. We assess potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes.  Under the accounting guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50.0% likelihood of being realized upon ultimate settlement.  It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure.  The liability for unrecognized tax benefits is included in current and noncurrent tax liabilities, based on when expected to be recognized, within the consolidated balance sheets at December 31, 2013 and 2012.

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

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”). ASU No. 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08) gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test as appropriate. The Company tests its goodwill for impairment annually during the fourth quarter of each year, or whenever events or circumstances make it more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of the Company’s casino properties is considered to be a reporting unit.

We perform qualitative analysis to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount by assessing the relevant events and circumstances. If that is the case, the company utilizes two-step testing process. In the first step, the estimated fair value of each reporting unit is compared with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its estimated fair value, then the goodwill of the reporting unit is considered to be impaired, and impairment is measured in the second step of the process.  In the second step, the Company estimates the implied fair value of the reporting unit’s goodwill by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. As of December 31, 2013, we had goodwill totaling $25.1 million related to the purchase of Monarch Black Hawk, Inc.

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

Finite-Lived Intangible Assets

Our finite-lived intangible assets include assets related to customer relationships acquired in our acquisition of Monarch Black Hawk.  That asset is amortized over its estimated useful life using the straight-line method.  We periodically evaluate the remaining useful lives of our finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

The customer relationship intangible asset represents the value associated with Monarch Black Hawk rated casino guests. The initial fair value of the customer relationship intangible asset was estimated based on the projected net cash flows associated with these casino guests. The recoverability of our customer relationship intangible asset could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would impact the expected future cash flows associated with the rated casino guests, declines in the number of visitations which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying value of the customer relationship intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized.

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

The fair value measurements relating to the acquired assets of Monarch Black Hawk was determined using inputs within Level 2 and Level 3 of ASC 820’s hierarchy.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2013, net cash provided by operating activities totaled $36.1 million, an increase of approximately $10.0 million, or 38.5%, compared to the same period last year.  This increase was primarily the result of an increase in net income by $9.0 million, an increase in accounts payable in 2013 compared to a decrease in accounts payable in 2012 representing a net change of $1.5 million, a decrease in the provision of bad debts in 2013 by $0.2 million, all partially offset by an increase in prepaid expenses in 2013 compared to a decrease in prepaid expenses in 2012 representing a net change of $0.6 million.

Net cash used in investing activities totaled $12.4 million and $77.1 million in the years ended December 31, 2013 and December 31, 2012, respectively. Net cash used in investing activities during 2013 consisted primarily of net cash used for redesigning and upgrading the Black Hawk property and for acquisition of gaming equipment and general upgrades at the Atlantis property. In 2012 net cash used in investing activities consisted primarily of net cash paid to acquire Monarch Black Hawk and cash spent to acquire property and equipment.

Net cash used in financing activities during 2013 was $23.5 million, primarily related to payments made on our Credit facility, partially offset by the $3.4 million of proceeds from the exercise of stock options. During 2012, cash provided by financial activity was related to borrowings made to complete the acquisition of Monarch Black Hawk in April 2012, partially offset by payments made on our Credit Facility (see “THE CREDIT FACILITY” below) throughout the rest of the year.

On November 15, 2011, we amended and restated our $60 million credit facility with a new facility (the “Credit Facility”).  The Credit Facility was utilized by us to finance the acquisition of Monarch Black Hawk, Inc. and may be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.  The maximum available borrowing capacity under the Credit Facility is $100 million.

The maturity date of the Credit Facility is November 15, 2016.  Borrowings are secured by liens on substantially all of our real and personal property.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of our assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility contains covenants requiring that we maintain certain financial ratios and achieves a minimum level of Earnings-Before-Interest-Taxes-Depreciation and Amortization and other non-cash charges (Adjusted EBITDA) on a trailing four-quarter basis.  It also contains provisions that restrict cash transfers between Monarch and its affiliates and contains provisions requiring the achievement of certain financial ratios before the Company can repurchase common stock or pay dividends. Management does not consider the covenants to restrict normal functioning of day-to-day operations.

As of December 31, 2013, we were required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 3.0:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1.  As of December 31, 2013, the Company’s leverage ratio was 1.1:1, and the fixed charge coverage ratio was 17.0:1.

The Credit Facility is structured to reduce the maximum principal available by $1.5 million each quarter beginning June 30, 2013.  As of December 31, 2013, the maximum principal available was $95.5 million.  The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000.  Maturities of the Company’s borrowings for each of the next three years and thereafter as of December 31, 2013 are as follows:

Amounts in millions

Year	Maturities
2014	$—
2015	—
2016	53.8
Thereafter	—
$53.8

We may prepay borrowings under the Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period).  Amounts prepaid may be reborrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

We paid various one-time fees and other loan costs which totaled $1.5 million upon the closing of the

Credit Facility that are being amortized over the term of the Credit Facility using the straight-line method which approximates the effective interest method.

At December 31, 2013, we had $53.8 million outstanding under the Credit Facility.  At that time our leverage ratio was such that pricing for borrowings under the Credit Facility was LIBOR plus 1.5%.  At December 31, 2013 the one-month LIBOR interest rate was 0.17%.   The carrying value of the debt outstanding under the Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of December 31, 2013 and the next five years and thereafter are as follows:

Amounts in millions

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years
Operating Leases (2)	$2.1	$0.4	$0.7	$0.7	$0.3
Purchase Obligations (3)	7.2	7.2	—	—	—
Construction Contracts (4)	14.8	12.6	2.2	—	—
Borrowings Under Credit Facility (5)	53.8	—	53.8	—	—
Total Contractual Cash Obligations	$77.9	$20.2	$56.7	$0.7	$0.3

(1)  Because interest payments under our credit facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our credit facility is LIBOR, or a base rate (as defined in the credit facility agreement), plus an interest rate margin ranging from 1.25% to 2.50% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  Based on our leverage ratio, at December 31, 2013 pricing was LIBOR plus 1.5% and will be adjusted in subsequent quarters in accordance with our leverage ratio.  At December 31, 2013, the one-month LIBOR rate was 0.17%.

(2) Operating leases include leased driveway usage and executive housing in Colorado.

(3) Purchase obligations represent approximately $2.5 million of commitments related to capital projects and approximately $4.7 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and construction commitments, approximately $7.2 million are cancelable by us upon providing a 30-day notice.

(4) Construction contracts obligations represent commitments related to remodel and expansion projects in Monarch Casino Black Hawk. $7.4 million of commitment relates to construction of the new garage foundation and $7.4 million of commitment relates to the remodel of the casino floor of the existing facility.

(5) The amount represents outstanding draws against the Credit Facility as of December 31, 2013.

As described above, we anticipate commencement of a substantial expansion of our Monarch Black Hawk facility starting in 2014. The total estimated costs of such expansion have not yet been finalized. For this reason, we have included above only amounts for which we have contractual commitments.

STATEMENT ON FORWARD LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which are subject to change, including, but not limited to, comments relating to (i) future operating performance; (ii) economic and market conditions; (iii) plans, objectives and expectations regarding Monarch Black Hawk; (iv) integration of Monarch Black Hawk; and (v) plans, costs, financing, construction, completion and opening timelines of  redesigned and expanded facilities at Monarch Black Hawk.  Actual results and future events and conditions may differ materially from those described in any forward-looking statements.  With respect to the Monarch Black Hawk redesign and expansion projects, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation (i) construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters and building permit issues; (ii) access to available and reasonable financing on a timely basis, including the ability of the Company to restructure its credit facility on acceptable terms; and (iii) the effects of local and national economic, credit and capital market conditions on the economy, in general, and on the gaming industry, in particular.

Additional information concerning potential factors that could affect all forward looking statements, including the Company’s financial results is included in the Company’s Securities and Exchange Commission filings, which are available on the Company’s website at www.monarchcasino.com.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to enhance disclosures about offsetting and related arrangements. This information will enable the users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. The Company adopted this standard on January 1, 2013 which did not have a material effect on our consolidated financial statements.

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

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, the implementation of any such proposed or revised standards would have on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices.  We do not have any cash or cash equivalents as of December 31, 2013 subject to market risk.  As of December 31, 2013 we had $53.8 million of outstanding debt under our Credit Facility that was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the Credit Facility at December 31, 2013 would result in a change in our annual interest cost of approximately $0.5 million.

The Credit Facility is structured to reduce the maximum principal available by $1.5 million each quarter beginning June 30, 2013.  As of December 31, 2013, the maximum principal available was $95.5 million.  The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monarch Casino & Resort, Inc.:

We have audited Monarch Casino & Resort, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Monarch Casino & Resort, Inc. and subsidiaries’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Monarch Casino & Resort, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Monarch Casino & Resort, Inc. and subsidiaries and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monarch Casino & Resort, Inc.:

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Casino & Resort, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monarch Casino & Resort, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 14, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 14, 2014

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
Revenues
Casino	$149,916,387	$128,831,102	$92,419,924
Food and beverage	49,641,785	45,966,170	41,778,046
Hotel	22,679,390	20,199,517	21,438,854
Other	9,679,876	8,994,127	8,025,571
Gross revenues	231,917,438	203,990,916	163,662,395
Less promotional allowances	(43,168,088)	(40,688,498)	(29,133,016)
Net revenues	188,749,350	163,302,418	134,529,379
Operating expenses
Casino	59,646,120	53,331,077	39,345,393
Food and beverage	20,077,139	18,486,648	18,705,566
Hotel	6,240,679	5,578,298	5,824,382
Other	3,260,414	3,001,515	2,891,231
Selling, general and administrative	52,431,832	48,115,597	40,120,279
Depreciation and amortization	16,637,932	16,650,604	13,379,538
Building demolition expense	—	—	3,519,148
Acquisition expenses	—	2,155,521	973,607
Total operating expenses	158,294,116	147,319,260	124,759,144
Income from operations	30,455,234	15,983,158	9,770,235
Other expenses
Interest expense	(1,860,367)	(2,023,957)	(914,308)
Total other expenses	(1,860,367)	(2,023,957)	(914,308)
Income before income taxes	28,594,867	13,959,201	8,855,927
Provision for income taxes	(10,634,045)	(5,048,353)	(3,180,073)
Net income	$17,960,822	$8,910,848	$5,675,854

Earnings per share of common stock
Net income
Basic	$1.10	$0.55	$0.35
Diluted	$1.06	$0.55	$0.35

Weighted average number of common shares and potential common shares outstanding
Basic	16,301,824	16,140,078	16,138,158
Diluted	16,943,925	16,250,088	16,231,325

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$19,329,540	$19,043,213
Receivables, net	2,628,460	2,456,883
Income taxes receivable	607,771	—
Inventories	2,675,145	2,382,802
Prepaid expenses	2,830,212	2,636,422
Deferred income taxes	5,908,600	5,425,848
Total current assets	33,979,728	31,945,168
Property and equipment
Land	28,680,347	27,914,847
Land improvements	6,561,729	6,561,729
Buildings	150,828,230	150,843,298
Building improvements	15,896,690	11,681,100
Furniture and equipment	134,424,884	132,946,374
Construction in progress	4,891,372	—
Leasehold improvements	1,346,965	1,346,965
	342,630,217	331,294,313
Less accumulated depreciation and amortization	(166,992,754)	(152,868,719)
Net property and equipment	175,637,463	178,425,594
Other assets
Goodwill	25,110,810	25,110,810
Intangible assets, net	8,531,219	10,204,691
Deferred income taxes	349,561	1,214,113
Other assets, net	914,461	1,219,579
Total other assets	34,906,051	37,749,193
Total assets	$244,523,242	$248,119,955
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,665,570	$8,061,570
Accrued expenses	18,177,386	17,836,194
Income taxes payable	—	274,401
Total current liabilities	26,842,956	26,172,165
Long-term debt	53,800,000	81,100,000
Total liabilities	80,642,956	107,272,165
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,482,768 outstanding at December 31, 2013 and 16,147,324 at December 31, 2012	190,963	190,963
Additional paid-in capital	30,926,126	34,363,690
Treasury stock, 2,613,532 shares at December 31, 2013 and 2,948,976 at December 31, 2012, at cost	(39,796,808)	(48,306,046)
Retained earnings	172,560,005	154,599,183
Total stockholders’ equity	163,880,286	140,847,790
Total liabilities and stockholder’s equity	$244,523,242	$248,119,955

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2010	16,138,158	$190,963	$31,558,693	$139,373,616	$(48,541,663)	$122,581,609
Stock-based compensation expense	—	—	1,619,652	—	—	1,619,652
Accounting change for base jackpots	—	—	—	638,865	—	638,865
Net income	—	—	—	5,675,854	—	5,675,854
Balance, December 31, 2011	16,138,158	$190,963	$33,178,345	$145,688,335	$(48,541,663)	$130,515,980
Exercise of stock options, including
related tax benefit	9,166	—	(182,623)	—	235,617	52,994
Stock-based compensation expense	—	—	1,367,968	—	—	1,367,968
Net income	—	—	—	8,910,848	—	8,910,848
Balance, December 31, 2012	16,147,324	$190,963	$34,363,690	$154,599,183	$(48,306,046)	$140,847,790
Exercise of stock options	335,444		(5,071,147)	—	8,509,238	3,438,091
Excess tax benefit from stock-based
compensation	—	—	413,238	—	—	413,238
Stock-based compensation expense	—	—	1,220,345	—	—	1,220,345
Net income	—	—	—	17,960,822	—	17,960,822
Balance, December 31, 2013	16,482,768	$190,963	$30,926,126	$172,560,005	$(39,796,808)	$163,880,286

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$17,960,822	$8,910,848	$5,675,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,637,932	16,650,604	13,379,538
Amortization of deferred loan costs	305,118	304,471	258,863
Stock-based compensation	1,220,345	1,367,967	1,619,652
Excess tax benefit from stock-based compensation	(413,238)	—	—
(Recoveries) provision for bad debts	(230,322)	(7,924)	84,798
Loss (gain) on sale of assets	175,946	(5,429)	3,428,500
Deferred income taxes	795,038	(240,303)	(2,377,510)
Changes in operating assets and liabilities, excluding the effect of Monarch Black Hawk acquisition:
Receivables	58,745	(31,112)	884,605
Inventories	(292,343)	(124,693)	(281,293)
Prepaid expenses	(193,790)	453,460	154,459
Accounts payable	604,000	(898,473)	(1,523,100)
Accrued expenses	341,192	164,302	391,059
Income taxes	(882,172)	(494,239)	867,842
Net cash provided by operating activities	36,087,273	26,049,479	22,563,267
Cash flows from investing activities:
Proceeds from sale of assets	48,190	13,600	1,500
Acquisition of property and equipment	(12,400,465)	(10,328,915)	(13,591,843)
Net cash paid for the Monarch Black Hawk acquisition	—	(66,746,605)	—
Acquisition deposit	—	—	(3,800,000)
Net cash used in investing activities	(12,352,275)	(77,061,920)	(17,390,343)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,438,091	52,995	—
Excess tax benefit from stock-based compensation	413,238	—	—
Principal payments on long-term debt	(27,300,000)	(21,340,000)	(19,100,000)
Borrowings under credit facility	—	77,760,000	15,180,000
Loan issuance costs	—	—	(1,470,869)
Net cash (used in) provided by financing activities	(23,448,671)	56,472,995	(5,390,869)
Net increase (decrease) in cash	286,327	5,460,554	(217,945)
Cash and cash equivalents at beginning of year	19,043,213	13,582,659	13,800,604
Cash and cash equivalents at end of year	$19,329,540	$19,043,213	$13,582,659

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,472,497	$1,658,453	$532,795
Cash paid for income taxes	$10,690,000	$6,500,000	$3,650,000
Cash paid for federal tax settlement	$—	$1,119,759	$—
Non cash transaction - reduction of jackpot liability	$—	$—	$638,865

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Monarch Casino & Resort, Inc., was incorporated in 1993 and through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”).  Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”) and Golden North, Inc. (“Golden North”), each own separate parcels of land located proximate to the Atlantis.  Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, acquired Riviera Black Hawk, Inc., owner of the Riviera Black Hawk Casino (collectively “Monarch Black Hawk” or “Black Hawk”) on April 26, 2012. Riviera Black Hawk Casino was renamed Monarch Casino Black Hawk in October 2013.  Monarch Growth also owns a parcel of land in Black Hawk, Colorado contiguous to the Monarch Black Hawk Casino. The Company has included the results of Black Hawk in its consolidated financial statements since the date of acquisition.

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) was formed on January 4, 2012 and received approval from the Nevada Gaming Commission on August 23, 2012, which approval was extended three times, each for an additional six month period, pending commencement of operations, for a license as an operator of interactive gaming.  Before the license can be issued, a number of conditions must be met and before operations can commence, the Company must enter into contracts with a licensed interactive gaming service provider with an approved system.  None of these conditions have occurred, and Monarch Interactive is not currently engaged in any operating activities.  In Nevada, legal interactive gaming is currently limited to intrastate poker.

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

Correction of Immaterial Error and Reclassification

During the second quarter of 2013, the Company identified that immaterial amounts of promotional items provided to its patrons including free play and cash back awards to casino patrons were improperly recorded as selling, general and administrative expenses instead of being recorded as a direct offset to revenue. In accordance with ASC 605-50, Revenue Recognition, free play and cash vouchers should be recorded as an offset to revenues instead of being reported as an expense. This change also resulted in immaterial reclassifications among casino, food and beverage, hotel and other operating expense categories.  The following table compares previously reported net revenues and operating expenses to as adjusted amounts, reflecting the reclassification of immaterial promotional amounts in conformity with generally accepted accounting principles:

Amount in thousands

	Three months ended March 31, 2013 (unaudited)			Twelve months ended December 31, 2012			Twelve months ended December 31, 2011
	Previously reported	Correction	As adjusted	Previously reported	Correction	As adjusted	Previously reported	Correction	As adjusted
Net Revenues	$47,644	$(2,039)	$45,605	$170,357	$(7,055)	$163,302	$140,632	$(6,103)	$134,529
Operating Expenses	40,459	(2,039)	38,420	154,374	(7,055)	147,319	130,862	(6,103)	124,759

The reclassifications had no effect on previously reported, net income, income from operations, consolidated Adjusted EBITDA or cash flows of the Company. Additionally, the Company reclassified approximately $1.0 million in stock-based compensation expense from the Atlantis Adjusted EBITDA segment to the Corporate and other segment for the twelve months ended December 31, 2012. This reclassification had no effect on Consolidated Adjusted EBITDA. The Company has evaluated the change in presentation on prior period financial statements taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). In accordance with the relevant guidance, we evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the error did not have a material impact on any individual prior period financial statement or affect the trend of financial results. As provided by SAB 108, the portion of the immaterial error and reclassification that impacts previously reported net revenues and operating expenses for the three month ended March 31, 2013, and the annual and quarterly periods for the years ended December 31, 2012 and 2011 will not require the previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q to be amended and the correction is permitted to be made the next time we file our prior period financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, as well as investments purchased with an original maturity of 90 days or less.

Allowance for Doubtful Accounts

The Company extends short-term credit to its gaming customers. Such credit is non-interest bearing and is due on demand.  In addition, the Company also has receivables due from hotel guests which are primarily secured with a credit card at the time a customer checks in.  An allowance for doubtful accounts is set up for all Company receivables based upon the Company’s historical collection and write-off experience, unless situations warrant a specific identification of a necessary reserve related to certain receivables.  The Company charges off its uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables approximates fair value due to the short-term nature of the receivables. In December 2013, the Company recorded an adjustment to its reserve for casino accounts receivable based on the results of historical collection patterns and current collection trends. For the year ended December 31, 2013, this adjustment benefitted income from operations by $0.3 million and net income by $0.2 million (or $0.01 per share on a fully diluted basis).

Casino Jackpots

The Company does not accrue a liability for base jackpots because it has the ability to avoid such payment as gaming devices can legally be removed from the gaming floor without payment of the base amount. When the Company is unable to avoid payment of a jackpot such as the incremental jackpot amounts of progressive-type slot machines, due to legal requirements, the jackpot is accrued as the obligation becomes unavoidable. This liability is accrued over the time period in which the incremental progressive jackpot amount is generated commensurate with a corresponding reduction in casino revenue.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Property and equipment is depreciated principally on a straight line basis over the estimated useful lives as follows:

Land improvements	15-40 years
Buildings	30-40 years
Building improvements	5-40 years
Furniture	5-10 years
Equipment	3-20 years

The Company evaluates property and equipment and other long-lived assets for impairment in accordance with the guidance for accounting for the impairment or disposal of long-lived assets. For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, the Company reviews fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For the years ended December 31, 2013, 2012 and 2011, there were no impairment charges.

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”). ASU No. 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08) gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test as appropriate. The Company tests its goodwill for impairment annually during the fourth quarter of each year, or whenever events or circumstances make it more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of the Company’s casino properties is considered to be a reporting unit. We perform qualitative analysis to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount by assessing the relevant events and circumstances. If that is the case, the company utilizes two-step testing process. In the first step, the estimated fair value of each reporting unit is compared with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its estimated fair value, then the goodwill of the reporting unit is considered to be impaired, and impairment is measured in the second step of the process.  In the second step, the Company estimates the implied fair value of the reporting unit’s goodwill by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess.

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. As of December 31, 2013, we had goodwill totaling $25.1 million related to the purchase of Black Hawk, Inc. (see NOTES 3 and 11).

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

Finite-Lived Intangible Assets

The Company’s finite-lived intangible assets include assets related to its customer relationships which are amortized over its estimated useful life using the straight-line method. The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

The customer relationship intangible asset represents the value associated with Monarch Black Hawk Casino’s rated casino guests. The initial fair value of the customer relationship intangible asset was estimated based on the projected net cash flows associated with these casino guests. The recoverability of the Company’s customer relationship intangible asset could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would impact the expected future cash flows associated with the rated casino guests, declines in the number of visitations which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying value of the customer relationship intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized. As of December 31, 2013, the customer relationships net intangible asset balance was $8.5 million. The trade name, related to the Riviera Black Hawk name was fully amortized by October 2013 when Riviera Black Hawk was renamed Monarch Casino Black Hawk.

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

The fair value measurements relating to the acquired assets of Monarch Black Hawk Casino was determined using inputs within Level 2 and Level 3 of ASC 820’s hierarchy.

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

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects.  When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost.  Interest capitalization is ceased when the project is substantially complete.  The Company did not capitalize interest during the years ended December 31, 2013, 2012 and 2011.

Casino Revenues

Casino revenues represent the net win from gaming activity, which is the difference between wins and losses.  Additionally, net win is reduced by a provision for anticipated payouts on slot participation fees, progressive jackpots and any pre-arranged marker discounts.

Promotional Allowances

The Company’s frequent player program allows members, through the frequency of their play at the Company’s casino, to earn and accumulate points which may be redeemed for a variety of goods and services.  Points may be applied toward room stays at the hotel, food and beverage consumption at the food outlets, gift shop items as well as goods and services at the spa and beauty salon and for cash at our Black Hawk property. Points earned may also be applied toward off-property events such as concerts, shows and sporting events.

The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino operating expenses and are as follows:

	Years ended December 31,
	2013	2012	2011
Food and beverage	$21,712,938	$20,464,456	$16,244,303
Hotel	2,622,010	2,850,105	2,328,566
Other	1,777,333	1,856,992	1,696,485
	$26,112,281	$25,171,553	$20,269,354

Advertising Costs

All advertising costs are expensed as incurred.  Advertising expense, which is included in selling, general and administrative expense, was $5,200,634, $4,675,771 and $4,083,700 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Under the accounting guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50.0% likelihood of being realized upon ultimate settlement.  It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure.  The liability for unrecognized tax benefits is included in current and noncurrent tax liabilities, based on when expected to be recognized, within the consolidated balance sheets at December 31, 2013 and 2012.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the authoritative guidance requiring that compensation cost relating to stock-based payment transactions be recognized in the Company’s consolidated statements of income.  The cost is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company’s stock on the grant date for restricted stock awards. The cost is recognized as an expense over the employee’s requisite service period (the vesting period of the equity award). The Company’s stock-based employee compensation plan is more fully discussed in (see NOTE 9).

Earnings Per Share

Basic earnings per share are computed by dividing reported net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock options.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations:

Shares in thousands

	Years ended December 31,
	2013		2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount

Basic	16,302	$1.10	16,140	$0.55	16,138	$0.35
Effect of dilutive stock options	642	(0.04)	110	—	93	—
Diluted	16,944	$1.06	16,250	$0.55	16,231	$0.35

The following options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and their inclusion would be antidilutive:

	Years ended December 31,
	2013	2012	2011
Options to purchase shares of common stock (in thousands)	418,071	1,518	1,720
Exercise prices	$21.65-$29.00	$11.00-$29.00	$10.43-$29.00
Expiration dates (month/year)	05/16-10/23	10/14-2/22	10/14-12/21

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

The carrying amounts of cash, account receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.  Additionally, the carrying value of our long-term debt approximates fair value due to the variable nature of applicable interest rates and relative short-term maturity.

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

Impact of Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to enhance disclosures about offsetting and related arrangements. This information will enable the users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. The Company adopted this standard on January 1, 2013 which did not have a material effect on our consolidated financial statements.

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

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, the implementation of any such proposed or revised standards would have on the Company’s consolidated financial statements.

NOTE 2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2013	2012
Casino	$2,205,596	$2,221,970
Hotel	434,821	563,651
Other	359,034	399,984
	2,999,451	3,185,605
Less allowance for doubtful accounts	(370,991)	(728,722)
	$2,628,460	$2,456,883

The Company recorded bad debt expense of $0, $0 and $84,798 in 2013, 2012 and 2011, respectively.  The Company calculates an allowance for doubtful accounts by applying a percentage, estimated by management based on historical aging experience, to the accounts receivable balance.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Goodwill of $25.1 million at December 31, 2013 represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination.  To assist in the Company’s determination of the purchase price allocation for the Monarch Black Hawk Casino, the Company engaged a third-party valuation firm regarding the assets acquired and liabilities assumed in its acquisition (see NOTE 11).

Intangible assets consist of the following at December 31, (in thousands except years):

	2013	2012
Customer list	$10,490	$10,490
Trade name	1,590	1,590
Total Intangible assets	12,080	12,080
Less accumulated amortization:
Customer list	(1,959)	(828)
Trade name	(1,590)	(1,047)
Total accumulated amortization	(3,549)	(1,875)
Intangible assets, net	$8,531	$10,205
Weighted-average life in years	7.3	8.4

Amortization expense of $1.7 million and $1.9 million was recognized for the years ended December 31, 2013 and 2012, respectively. Estimated amortization expense for the years ending December 31, 2014 through 2018 and thereafter is as follows:

(amounts in thousands)

2014	$1,165
2015	1,165
2016	1,165
2017	1,165
2018	1,165
Thereafter	2,706
Total	$8,531

In connection with business combination accounting, the Company recognized $1.6 million in a trade name related to the Riviera name. The trade name intangible asset was fully amortized by October 2013 at which time the Company renamed Riviera Black Hawk Casino to Monarch Casino Black Hawk. Customer lists were valued at $10.5 million, representing the value associated with the future potential customer revenue production and are being amortized on a straight-line basis over nine years.

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

All goodwill and intangible assets relate to our Black Hawk reporting segment.  Upon completion of the preliminary purchase price allocation for the Company’s acquisition of Black Hawk, the Company decreased goodwill by $1.4 million related primarily to modification to the value of certain deferred tax assets in 2012.  No changes were made to the carrying amount of goodwill during 2013.  The allocation of the purchase price of Black Hawk is described in NOTE 11 and our reportable segments are described in NOTE 12.

NOTE 4.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2013	2012
Accrued salaries, wages and related benefits	$6,095,989	$5,248,422
Progressive slot machine and other gaming accruals	6,412,816	6,313,125
Accrued gaming taxes	2,046,143	2,150,116
Accrued interest	56,630	9,355
Other accrued liabilities	3,565,808	4,115,176
	$18,177,386	$17,836,194

NOTE 5.  LEASE COMMITMENTS

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

Following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2013:

Operating Leases
Year ending December 31,
2014	$377,000
2015	370,000
2016	370,000
2017	370,000
2018	370,000
Thereafter	277,500
Total minimum lease payments	$2,134,500

Rental expense for operating leases amounted to $907,100, $857,400 and $730,400 in 2013, 2012 and 2011, respectively, as reported in selling, general and administrative expenses in the consolidated statements of income.

NOTE 6.  LONG-TERM DEBT

On November 15, 2011, we amended and restated our $60.0 million credit facility with a new facility (the “Credit Facility”).  We utilized the Credit Facility to finance the acquisition of Black Hawk and the Credit Facility is available to be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.

The maturity date of the Credit Facility is November 15, 2016.  Borrowings are secured by liens on substantially all of the Company’s real and personal property.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments.  The Credit Facility contains covenants requiring that the Company maintain certain financial ratios and achieves a minimum level of Earnings-Before-Interest-Taxes-Depreciation and Amortization and other non-cash charges (Adjusted EBITDA) on a trailing four-quarter basis.  It also contains provisions that restrict cash transfers between Monarch and its affiliates and contains provisions requiring the achievement of certain financial ratios before the Company can repurchase common stock or pay dividends. Management does not consider the covenants to restrict normal functioning of day-to-day operations.

In addition to other customary covenants for a facility of this nature, as of December 31, 2013, we are required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 3.0:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.15:1.  As of December 31, 2013, the Company’s leverage ratio and fixed charge coverage ratios were 1.1:1 and 17.0:1, respectively.

The Credit Facility is structured to reduce the maximum principal available by $1.5 million each quarter beginning June 30, 2013.  As of December 31, 2013, the maximum principal available was $95.5 million.  We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000.  Maturities of our borrowings for each of the next three years and thereafter as of December 31, 2013 are as follows:

Amounts in millions

Year	Maturities
2014	$—
2015	—
2016	53.8
Thereafter	—
$53.8

At December 31, 2013, our leverage ratio was such that pricing for borrowings under the Credit Facility was LIBOR plus 1.5%.  At December 31, 2013 the one-month LIBOR interest rate was 0.17%.  The carrying value of the debt outstanding under the Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

NOTE 7. TAXES

Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Years ended December 31,
	2013	2012	2011
Federal	$9,640,020	$4,611,978	$4,683,711
State	1,375,825	196,073	—
Current tax provision	11,015,845	4,808,051	4,683,711
Federal	107,917	208,812	(1,503,638)
State	(489,717)	31,490	—
Deferred tax expense (benefit)	(381,800)	240,302	(1,503,638)
Total tax provision	$10,634,045	$5,048,353	$3,180,073

The income tax provision differs from that computed at the federal statutory rate as follows:

	Years ended December 31,
	2013	2012	2011
Federal tax at the statutory rate	35.00%	35.00%	35.00%
State tax (net of federal benefit)	1.33%	0.98%	—
Permanent items	0.45%	3.03%	0.96%
Tax credits	(0.77)%	(1.44)%	(2.24)%
Adjustment to base jackpot liability	—	—	2.09%
Other	1.18%	(1.41)%	0.10%
	37.19%	36.16%	35.91%

The Company recorded $413,238, $915, and $0 as an increase to contributed capital from certain tax benefits for employee stock-based compensation for the years ended December 31, 2013, 2012 and 2011, respectively.

The components of the deferred income tax assets and liabilities at December 31, 2013 and 2012, as presented in the consolidated balance sheets, are as follows:

	2013	2012
DEFERRED TAX ASSETS
Stock-based compensation	$4,621,386	$4,595,100
Compensation and benefits	759,519	700,194
Bad debt reserves	133,707	255,053
Accrued expenses	1,127,100	1,372,645
Fixed assets and depreciation	—	50,428
Base stock	235	787
NOLs & credit carry-forwards	4,103,032	5,207,805
Deferred income tax asset	$10,744,979	$12,182,012
DEFERRED TAX LIABILITIES
Fixed assets and depreciation	$(105,714)	$—
Intangibles and amortization	(3,069,907)	(4,044,119)
Prepaid expenses	(906,944)	(922,736)
Real estate taxes	(285,497)	(285,038)
Federal deduction on deferred state taxes	(118,756)	(290,158)
Deferred income tax liability	$(4,486,818)	$(5,542,051)
NET DEFERRED INCOME TAX ASSET	$6,258,161	$6,639,961

As of December 31, 2013 the Company had $9,883,701 of federal net operating loss (“NOL”) carryforwards, general business credit (“GBC”) carryforwards of $370,073 and $26,479,345 of state NOL carryforwards, acquired as part of the Monarch Black Hawk (formerly Rivera Black Hawk) acquisition.  The federal NOL carryforwards expire in 2020 through 2031.  The federal GBC carryforwards expire in 2022 through 2031. The state NOL carryforwards expire in 2022 through 2032.

The acquired federal and state NOL and federal GBC carryforwards are subject to Internal Revenue Code change of ownership limitations.  Accordingly, future utilization of the carryforwards is subject to an annual base limitation of $1,250,000 that can be applied against future taxable income.

Tax years 2009 forward are subject to examination by the Internal Revenue Service (the “IRS”). During the third quarter of 2012, the Company settled an IRS examination of its 2006 through 2008 income tax returns, paying $1.1 million.

Accounting standards require that tax positions be assessed for recognition using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts.  The Company’s policy regarding interest and penalties associated with uncertain tax positions is to classify such amounts as income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
Balance — Beginning of year	$—	$1,501,206	$1,501,206
Additions based on tax positions of the current year	—	—	—
Additions based on tax positions of prior years	—	—	—
Reductions for settlements	—	(1,501,206)	—
Decreases due to lapses in statutes of limitations	—	—	—
Balance — End of year	$—	$—	$1,501,206

As of December 31, 2011, the Company recorded a liability related to uncertain tax positions of $1,501,206.  With the conclusion of the IRS examination of the Company’s 2006 through 2008 income tax returns, this liability was eliminated as of December 31, 2012.  No uncertain tax positions were recorded as of December 31, 2013.  No change in uncertain tax positions is anticipated over the next twelve months.

The Company accrued interest related to unrecognized tax benefits of $335,659 as of December 31, 2011 of which $165,871 related to 2011.  When the IRS examination was completed, over-accrued interest of $133,348 was reversed, resulting in tax benefit of $86,676 in 2012. No interest or expense for uncertain tax positions was recorded in 2013.

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

The Department policy directive was challenged by several affected parties and in June 2013, the Nevada Tax Commission issued a ruling that complimentary and employee meals were no longer subject to sales taxation.  Associated with the ruling, the Nevada hotel-casino industry, including the Company, agreed to forego and cause to be withdrawn certain pending use tax refund requests.  Pursuant to that agreement, we withdrew our request for the $1.6 million Refunds. As a result of the ruling, we reversed the accumulated sales tax expense accrual totaling $0.6 million in the second quarter of 2013.

NOTE 8.  BENEFIT PLANS

Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Under the plan, participating employees may defer up to 100% of their pre-tax compensation, but not more than statutory limits.  The Company’s matching contributions were approximately $282,994, $241,550 and $221,582 for years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 9. STOCK-BASED COMPENSATION

The Company’s three stock option plans, consisting of the Directors’ Stock Option Plan, the Executive Long-term Incentive Plan and the Employee Stock Option Plan (the “Plans”), which collectively provide for the granting of options to purchase up to 3,250,000 common shares. The exercise price of stock options granted under the Plans is established by the respective plan committees, but the exercise price may not be less than the market price of the Company’s common stock on the date the option is granted. The Company stock options typically vest on a graded schedule, typically in equal, one-third increments, although the respective stock option committees have the discretion to impose different vesting periods or modify existing vesting periods. Options expire ten years from the grant date. By their amended terms, the Plans will expire in June 2014 after which no options may be granted unless the Plans are amended or replaced.  Such amendment or replacement requires the approval of a majority of the Company’s stockholders.

A summary of the stock option activity as of and for the year ended December 31, 2013 is presented below:

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	3,134,320	$11.29	—	—
Granted	367,698	18.53	—	—
Exercised	(335,444)	10.25	—	—
Forfeited	(280,000)	8.95	—	—
Expired	—	—	—	—
Outstanding at end of period	2,886,574	$12.51	6.1 yrs.	$23,421,823
Exercisable at end of period	1,683,504	$13.05	4.4 yrs.	$13,095,301

A summary of the status of the Company’s nonvested shares as of, and for the year ended, December 31, 2013 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2013	1,497,739	$9.49
Granted	367,698	5.38
Vested	(382,367)	2.94
Forfeited	(280,000)	8.95
Nonvested at December 31, 2013	1,203,070	$12.51

Expense Measurement and Recognition:

The Company recognizes stock-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Unrecognized costs related to all stock-based awards outstanding at December 31, 2013 totaled approximately $1.3 million and is expected to be recognized over a weighted average period of 2.7 years.

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

	Years ended December 31,
	2013	2012	2011
Expected volatility	37.03%	56.1%	56.1%
Expected dividends	—	—	—
Expected life (in years)
Directors’ Plan	3.32	9.5	9.5
Executive Plan	4.48	3.1	3.1
Employee Plan	3.32	3.1	3.1
Weighted average risk free rate	0.85%	0.40%	0.70%

Weighted average grant date fair value per share of options granted	$5.38	$3.43	$3.89
Total fair value of shares vested	$1,122,577	$1,918,460	$1,190,274
Total intrinsic value of options exercised	$2,736,529	$41,240	—
Cash received for all stock option exercises	$3,438,091	$52,995	—
Tax benefit realized from stock awards exercised	$957,785	$13,816	—

The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company.  The Company has determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility.

Reported stock-based compensation expense was classified as follows:

	For the years ended December 31,
	2013	2012	2011
Casino	$19,769	$65,018	$80,530
Food and beverage	33,355	80,520	70,633
Hotel	3,441	20,273	17,028
Selling, general and administrative	1,163,780	1,202,156	1,451,461
Total stock-based compensation, before taxes	1,220,345	1,367,967	1,619,652
Tax benefit	(427,121)	(478,788)	(581,601)
Total stock-based compensation, net of tax	$793,224	$889,179	$1,038,051

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Self Insurance: The Company is self-insured for health care claims for eligible active employees. Benefit plan administrators assist the Company in determining its liability for self-insured claims, and such claims are not discounted. Both plans limit the Company’s maximum liability. The maximum annual liability per insured is $425,000 which is a combination of the first $250,000 of claims plus 10% of claims between $250,000 and $2 million.

The Company is also self-insured for Atlantis workers’ compensation.  The maximum liability for workers’ compensation under the Atlantis stop-loss agreement is $500,000 per claim. The Company is fully-insured for Black Hawk workers compensation claims.

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

On April 26, 2012 (the “Closing”) Monarch completed the acquisition of Riviera Black Hawk.  Monarch paid $72.2 million, the difference between the Purchase Price and the Deposit, subject to certain post-Closing working capital adjustments.  At Closing, Seller paid substantially all of Riviera Black Hawk’s indebtedness and left Monarch $2.1 million of net working capital.  In order to fund the Purchase Price and related transaction costs, Monarch borrowed $72.3 million under the Credit Facility (see NOTE 6).  $2.28 million of the Purchase Price was escrowed for one year to secure the Seller’s indemnification obligations under the Purchase Agreement.

The acquisition was treated as a purchase transaction. Accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. In establishing its purchase price allocation, the Company obtained a third-party valuation of the assets acquired and liabilities assumed, and assigned the following values based upon the Company’s consideration of the third-party valuation:

Amounts in thousands

Cash consideration	$75,885
Liabilities assumed by the Company	3,505
Working capital adjustment	604
Total consideration	$79,994

The allocation of the purchase price was as follows (in thousands):

Tangible Assets:
Current assets	$6,241
Land	8,700
Site improvements	30
Building improvements	15,200
Furniture and equipment	5,737
Total tangible assets	35,908
Intangible Assets:
Customer list	10,490
Trade name	1,590
Goodwill	25,110
Total intangible assets	37,190
Deferred tax asset	6,896
Total assets	$79,994

The Company recognized $2.2 million and $1.0 million of acquisition related expenses for the year ended December 30, 2012 and 2011, respectively. The Company had no acquisition related expenses in 2013.

The amounts of net revenue and operating income of Monarch Black Hawk Casino included in the Company’s consolidated statement of income, subsequent to the Closing, after elimination of intercompany transactions, for the year ended December 31, 2012 are as follows:

Amounts in thousands

Net revenues	$29,678
Income from operations	$6,350

The unaudited pro forma consolidated results of operations, as if the acquisition of Riviera Black Hawk had occurred on January 1, 2011 and 2012, are as follows:

Amounts in thousands except per share amounts

	Twelve Months Ended
	December 31,
	2012	2011
Pro forma (unaudited):
Net revenues	$183,043	$180,185
Income from operations	$17,516	$15,919
Net income	$9,542	$8,499
Basic earnings per share	$0.59	$0.53
Diluted earnings per share	$0.59	$0.52

NOTE 12. SEGMENT INFORMATION

We have defined two reportable operating segments:  the Atlantis and Monarch Black Hawk.  We use Adjusted EBITDA (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to net income for the year ended December 31, 2013, 2012 and 2011.

	Twelve months ended December 31,
	2013	2012	2011
Net revenues:
Atlantis	$141,298,217	$133,624,332	$134,529,379
Monarch Black Hawk (a)	47,451,133	29,678,086	—
Total net revenue	$188,749,350	$163,302,418	$134,529,379

Adjusted EBITDA (b)
Atlantis	$36,444,691	$30,109,062	$33,310,003
Monarch Black Hawk (a)	16,495,646	9,630,100	—
	52,940,337	39,739,162	33,310,003
Corporate and other (c)	(4,450,880)	(3,581,912)	(4,047,823)
Total Adjusted EBITDA	48,489,457	36,157,250	29,262,180

Expenses:
Stock-based compensation	(1,220,345)	(1,367,967)	(1,619,652)
Depreciation and amortization	(16,637,932)	(16,650,604)	(13,379,538)
Acquisition expenses	—	(2,155,521)	(973,607)
Building demolition expense	—	—	(3,519,148)
Loss on asset sale	(175,946)	—	—
Interest expense	(1,860,367)	(2,023,957)	(914,308)
Provision for income taxes	(10,634,045)	(5,048,353)	(3,180,073)
Net income	$17,960,822	$8,910,848	$5,675,854

	Twelve Months Ended December 31,
	2013	2012	2011
Capital Expenditures (in thousands):
Atlantis	$3,813	$3,530	$5,231
Monarch Black Hawk (a)	8,587	6,799	—
	$12,400	$10,329	$5,231

	Twelve Months Ended December 31,
	2013	2012	2011
Assets (in thousands):
Atlantis	$144,796	$147,645	$168,922
Monarch Black Hawk (a)	94,518	91,192	—
Corporate and other (d)	5,209	9,283	10,678
Total assets	$244,523	$248,120	$179,600

(a)         We acquired Monarch Black Hawk on April 26, 2012.

(b)         We define Adjusted EBITDA, a non-GAAP measure, for each segment as net income plus provision for income taxes, interest expense, acquisition expenses, management fee income or expense, gain or loss on disposal of assets, depreciation and amortization and stock-based compensation.  Adjusted EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) or as a measure of liquidity. This item enables comparison of the Company’s performance with the performance of other companies that report Adjusted EBITDA, although some companies do not calculate this measure in the same manner and therefore, the measure as presented may not be comparable to similarly titled measures presented by other companies.

(c)          Corporate and other represents unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

(d)         Corporate assets include assets not directly related to our casino and hotel operations and the assets of our non-operating subsidiaries.

NOTE 13.  RELATED PARTY TRANSACTIONS

The shopping center adjacent to the Atlantis (the “Shopping Center”) is owned by Biggest Little Investments, L.P. (“BLI”) whose general partner is Maxum, L.L.C. (“Maxum”).  John Farahi, Bob Farahi and Ben Farahi each individually own non-controlling interests in BLI and Maxum.  John Farahi is Co-Chairman of the Board, Chief Executive Officer, Secretary and a Director of Monarch.  Bob Farahi is Co-Chairman of the Board, President and a Director of Monarch.

In addition, we share a driveway with and lease approximately 37,000 square-feet from the Shopping Center for a minimum lease term of 15 years at an annual rent of $340,000 plus common area expenses, subject to increase every year beginning in the 61st month based on the Consumer Price Index. We have the option to renew the lease for three individual five-year terms, and at the end of the extension periods, we have the option to purchase the leased driveway section of the Shopping Center.  For each of the years ended December 31, 2013,  2012 and 2011, the Company paid $340,000 in rent, plus $158,800, $122,500 and $123,700 respectively for operating expenses related to this lease.

We occasionally lease billboard advertising, storage space or parking lot from affiliates of our controlling stockholders and paid $123,030, $114,280 and $97,120 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 14.   SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since December 31, 2013 that required recognition or disclosure in the consolidated financial statements.

NOTE 15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Certain amounts in the selected quarterly unaudited financial data schedule for 2013 and 2012 have been reclassified to conform to the 2013 year-end presentation. These reclassifications had no effect on the previously reported income from operations, net income or statement of cash flows.

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$45,604,637	$49,651,094	$48,989,479	$44,504,140	$188,749,350
Operating expenses	38,419,729	39,482,625	40,050,409	40,341,353	158,294,116
Income from operations	7,184,908	10,168,469	8,939,070	4,162,787	30,455,234
Net income	4,261,996	6,120,244	5,519,509	2,059,073	17,960,822

Income per share of common stock
Basic	$0.26	$0.38	$0.34	$0.12	$1.10
Diluted	$0.26	$0.37	$0.32	$0.12	$1.06

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$32,899,260	$42,471,150	$46,028,226	$41,903,782	$163,302,418
Operating expenses	30,046,985	39,086,717	39,150,464	39,035,094	147,319,260
Income from operations	2,852,275	3,384,433	6,877,762	2,868,688	15,983,158
Net income	1,641,366	1,792,758	4,137,081	1,339,643	8,910,848

Income per share of common stock
Basic	$0.10	$0.11	$0.26	$0.08	$0.55
Diluted	$0.10	$0.11	$0.26	$0.08	$0.55

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the evaluation date. No changes were made to our internal control over financial reporting (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 21, 2014.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 21, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Following is information related to the Company’s equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (F1)	2,886,574	$12.51	69,214

Equity compensation plans not approved by security holders	—	—	—
Total	2,886,574	$12.51	69,214

(F1) Includes the 1993 Directors’ Stock Option Plan, 1993 Employee Stock Option Plan and 1993 Executive Long-Term Incentive Plan, as amended.

Additional information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 21, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 21, 2014.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 21, 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements

Included in Part II, Item 8 of this report:

a) Report of Independent Registered Public Accounting Firm

b) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011.

c) Consolidated Balance Sheets at December 31, 2013 and 2012.

d) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011.

e) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

f) Notes to Consolidated Financial Statements.

(a)(2). Financial Statements Schedules

Schedule II. - VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at beginning of year	Charged to costs and expenses	Deductions (F1)	Other	Balance at end of year
2011
Allowance for doubtful accounts	$2,450,715	$84,798	$(1,222,668)	$—	$1,312,845
2012
Allowance for doubtful accounts	$1,312,845	$(7,924)	$(576,199)	$—	$728,722
2013
Allowance for doubtful accounts	$728,722	$(230,322)	$(127,409)	$—	$370,991

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

(a)(3)                  Exhibits

Number	Exhibit Description
2.01

Stock Purchase Agreement dated as of September 29, 2011 by and between Monarch Casino & Resort, Inc., Monarch Growth Inc. (a wholly owned subsidiary of Monarch Casino and Resort, Inc.), Riviera Operating Corporation, Riviera Holdings Corporation and Riviera Black Hawk, Inc. is incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K/A (SEC File 0-22088) filed on October 4, 2011.

3.01

Articles of Incorporation of Monarch Casino & Resort, Inc., filed June 11, 1993 are incorporated herein by reference to Exhibit 3.01 to the Company’s Form S-1 registration statement (SEC File 33-64556).

3.02

Bylaws of Monarch Casino & Resort, Inc., adopted June 14, 1993 and amended January 24, 1995, and March 27, 2009 and June 1, 2012 are incorporated herein by reference to Exhibit 3.02 to the Company’s Form 10-K (SEC 0-22088) for the year ended December 31, 2012.

3.03

Articles of Incorporation of Golden Road Motor Inn, Inc. filed March 6, 1973; Certificate Amending Articles of Incorporation of Golden Road Motor Inn, Inc. filed August 29, 1973; and Certificate of Amendment of Articles of Incorporation filed April 5, 1984 are incorporated herein by reference to Exhibit 3.03 to the Company’s Form S-1 registration statement (SEC File 33-64556).

3.04	Bylaws of Golden Road Motor Inn, Inc., adopted March 9, 1973 are incorporated herein by reference to Exhibit 3.04 to the Company’s Form S-1 registration statement (SEC File 33-64556).

4.01

Specimen Common Stock Certificate for the Common Stock of Monarch Casino & Resort, Inc. is incorporated herein by reference to Exhibit 4.01 to the Company’s Form S-1 registration statement (SEC File 33-64556).

4.02+

Amended and Restated Monarch Casino & Resort, Inc. 1993 Directors’ Stock Option Plan is incorporated herein by reference to Exhibit 4.02 to the Company’s Form 10-K report (SEC File 0-022088) for the fiscal year ended December 31, 1998.

4.03+

First Amendment to the Amended and Restated 1993 Director’s Stock Option Plan is incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q (SEC File 0-22088) for the quarterly period ended September 30, 2013.

4.04+

Monarch Casino & Resort, Inc. 1993 Executive Long-Term Incentive Plan, as amended, is incorporated herein by reference to Appendix B to the Company’s Proxy Statement (SEC File 0-22088) filed on March 25, 2011.

4.05+

Seventh Amendment to the 1993 Executive Long Term Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q (SEC File 0-22088) for the quarterly period ended September 30, 2013.

4.06+

Monarch Casino & Resort, Inc. 1993 Employee Stock Option Plan, as amended, is incorporated herein by reference to Appendix A to the Company’s Proxy Statement (SEC File 0-22088) filed on March 25, 2011.

4.07+

Eighth Amendment to the 1993 Employee Stock Option Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q (SEC File 0-22088) for the quarterly period ended September 30, 2013.

10.01

10.01+ Non-standardized 401(k) Plan Adoption Agreement between Monarch Casino & Resort, Inc. and Smith Barney Shearson dated November 7, 1995 is incorporated herein by reference to Exhibit 10.21 to the Company’s Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995.

10.02

Trademark Agreement between Golden Road Motor Inn, Inc. and Atlantis Lodge, Inc., dated February 3, 1996 is incorporated herein by reference to Exhibit 10.23 to the Company’s Form 10-K report (SEC File 0-22088) for the fiscal year ended December 31, 1995.

10.03

Lease Agreement and Option to Purchase dated as of January 29, 2004, between Golden Road Motor Inn, Inc. as Lessee and Biggest Little Investments, L.P. as Lessor is incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K (SEC File 0-22088) dated March 11, 2004.

10.04

Second Amended and Restated Credit Agreement, dated as of November 15, 2011, among Monarch Casino & Resort, Inc., Golden Road Motor Inn, Inc. and Monarch Growth Inc., as Borrowers, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer, Swing Line Lender and Lead Arranger and Wells Fargo Securities, LLC, as Lead Arranger and Sole Book runner, Bank of America N.A., as Syndication Agent as incorporated herein by reference to Exhibit 10.04 to the Company’s Form 10-K (SEC File 0-22088) dated March 14, 2012.

10.05

Trademark and Domain Name License Agreement, dated as of April 26, 2012, by and between Riviera Operating Corporation and Riviera Black Hawk, Inc. is incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File 0-22088) filed on April 27, 2012.

10.06+

Agreement to pay severance to Ronald Rowan as described under the heading “Executive Compensation — Other Employment Related Agreements” in the Company’s Proxy Statement (SEC File 0-22088) filed on March 28, 2013.

21.01	List of Subsidiaries of Monarch Casino & Resort, Inc. is incorporated herein by reference to Exhibit 21.01 to the Company’s Form 10-K (SEC File 0-22088) for the year ended December 31, 2012.

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K.*

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

* filed herewith.

+ denote management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH CASINO & RESORT, INC.

(Registrant)

Date: March 14, 2014	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN FARAHI	Co-Chairman of the Board of Directors	March 14, 2014
John Farahi	Chief Executive Officer (Principal
Executive Officer) and Director

/S/ BOB FARAHI	Co-Chairman of the Board of Directors,	March 14, 2014
Bob Farahi	President, Secretary and Director

/S/ RONALD ROWAN	Chief Financial Officer (Principal Financial	March 14, 2014
Ronald Rowan	Officer and Principal Accounting Officer)

/S/ YVETTE E. LANDAU	Director	March 14, 2014
Yvette E. Landau

/S/ CRAIG F. SULLIVAN	Director	March 14, 2014
Craig F. Sullivan