Form 10-Q
period 2014-03-31
MONARCH CASINO & RESORT INC
filed 2014-05-12
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,669,170 shares
Class	Outstanding at May 2, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2014	2013
Revenues
Casino	$36,034	$36,995
Food and beverage	12,265	11,891
Hotel	4,644	5,311
Other	2,479	2,330
Gross revenues	55,422	56,527
Less promotional allowances	(9,914)	(10,922)
Net revenues	45,508	45,605

Operating expenses
Casino	15,022	14,506
Food and beverage	4,971	4,844
Hotel	1,384	1,404
Other	875	752
Selling, general and administrative	13,231	12,271
Depreciation and amortization	4,694	4,643
Total operating expenses	40,177	38,420

Income from operations	5,331	7,185

Other expenses
Interest expense	(287)	(566)
Total other expense	(287)	(566)

Income before income taxes	5,044	6,619
Provision for income taxes	(1,768)	(2,357)
Net income	$3,276	$4,262

Earnings per share of common stock
Net Income
Basic	$0.20	$0.26
Diluted	$0.19	$0.26

Weighted average number of common shares and potential common shares outstanding
Basic	16,536	16,147
Diluted	17,259	16,275

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,093	$19,330
Receivables, net	2,380	2,628
Income taxes receivable	—	608
Inventories	2,394	2,675
Prepaid expenses	3,768	2,830
Deferred income taxes	5,909	5,909
Total current assets	31,544	33,980
Property and equipment
Land	28,680	28,680
Land improvements	6,562	6,562
Buildings	150,828	150,828
Buildings improvements	15,897	15,897
Furniture and equipment	135,456	134,425
Construction in progress	8,118	4,891
Leasehold improvements	1,347	1,347
	346,888	342,630
Less accumulated depreciation and amortization	(170,694)	(166,993)
Net property and equipment	176,194	175,637
Other assets
Goodwill	25,111	25,111
Intangible assets, net	8,240	8,531
Deferred income taxes	350	350
Other assets, net	838	914
Total other assets	34,539	34,906
Total assets	$242,277	$244,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,363	$8,666
Construction accounts payable	1,204	—
Accrued expenses	17,661	18,177
Income taxes payable	1,160	—
Total current liabilities	27,388	26,843
Long-term debt	48,900	53,800
Total liabilities	76,288	80,643
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,669,170 outstanding at March 31, 2014; 16,482,768 outstanding at December 31, 2013	191	191
Additional paid - in capital	25,339	30,926
Treasury stock, 2,427,130 shares at March 31, 2014; 2,613,532 shares at December 31, 2013	(35,377)	(39,797)
Retained earnings	175,836	172,560
Total stockholders’ equity	165,989	163,880
Total liabilities and stockholders’ equity	$242,277	$244,523

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$3,276	$4,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,694	4,643
Amortization of deferred loan costs	76	76
Stock-based compensation	263	236
Provision (recoveries) of bad debts	29	(34)
Loss on disposal of assets	—	(21)
Changes in operating assets and liabilities:
Receivables	219	251
Inventories	281	18
Prepaid expenses	(938)	(729)
Accounts payable	(1,303)	290
Accrued expenses	(517)	705
Income taxes	1,768	2,157
Net cash provided by operating activities	7,848	11,854

Cash flows from investing activities:
Proceeds from sale of assets	—	21
Change in construction payable	1,204	—
Acquisition of property and equipment	(4,960)	(2,396)
Net cash used in investing activities	(3,756)	(2,375)

Cash flows from financing activities:
Net exercise of stock options	(1,429)	—
Principal payments on long-term debt	(4,900)	(9,300)
Net cash used in financing activities	(6,329)	(9,300)
Net (decrease) increase in cash	(2,237)	179
Cash and cash equivalents at beginning of period	19,330	19,043
Cash and cash equivalents at end of period	$17,093	$19,222

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$242	$479
Cash paid for income taxes	$—	$200

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED MARCH 31, 2014

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Monarch Casino & Resort, Inc., was incorporated in 1993 and through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”). Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”), Golden East, Inc. (“Golden East”) and Golden North, Inc. (“Golden North”), each own separate parcels of land located proximate to the Atlantis.  Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, acquired Riviera Black Hawk, Inc., owner of the Riviera Black Hawk Casino (collectively “Monarch Black Hawk” or “Black Hawk”) on April 26, 2012. Riviera Black Hawk Casino was renamed Monarch Casino Black Hawk in October 2013. Monarch Growth also owns a parcel of land in Black Hawk, Colorado contiguous to the Monarch Black Hawk Casino.

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

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Correction of Immaterial Error and Reclassification:

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

	Three months ended March 31, 2013
	Previously reported	Correction	As adjusted
Net Revenues	$47,644	$(2,039)	$45,605
Operating Expenses	40,459	(2,039)	38,420

There was no impact on previously reported operating income, net income or cash flows of the Company. The Company has evaluated the change in presentation on prior period financial statements taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).  In accordance with the relevant guidance, we evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the error did not have a material impact on any individual prior period financial statement or affect the trend of financial results.  As provided by SAB 108, the portion of the immaterial error and reclassification that impacts previously reported net revenues and operating expenses for the three months ended March 31, 2013, will not require the previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q to be amended.

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

Change in Accounting Estimate of Depreciable Life of Monarch Black Hawk Parking Structure:

In December 2013, the Company began construction of a new parking facility at Monarch Black Hawk.  The new parking facility is estimated to be completed on March 31, 2015.  Upon completion of that new structure, the Company plans to demolish the existing parking structure.  At December 31, 2013, the existing parking structure had a net book value of approximately $4.8 million and a remaining depreciable life of approximately 37 years.  In accordance with ASC 250-10-45-17, effective January 1, 2014, the Company modified the estimated depreciable life of the existing parking structure to 15 months; the period from January 1, 2014 through the estimated demolition commencement date of March 31, 2015.  As a result of this modification to the estimated depreciable life, annual depreciation expense of the existing garage structure will increase by approximately $312 thousand per month ($202 thousand net of tax) for the period from January 1, 2014 through March 31, 2015. The effect of this change in estimate was an increase of depreciation expense by $936 thousand, a decrease of net income by $605 thousand and a decrease of basic and diluted earnings per share by $0.04 for the three months ended March 31, 2014.

Segment Reporting:

Effective first quarter of 2014, the Company updated its segment reporting analysis and determined that two of the Company’s operating segments Atlantis and Monarch Black Hawk meet all of the aggregation criteria stipulated by ASC 280-10-50-11. The Company views each property as an operating segment and the two operating segments have been aggregated into one reporting segment.  The March 31, 2013 interim financial information has been reclassified to be consistent with the current year presentation.

NOTE 2. STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the authoritative guidance requiring the compensation cost relating to stock-based payment transactions be recognized in the Company’s consolidated statements of income.

Reported stock-based compensation expense was classified as follows:

Amounts in thousands

	Three months ended March 31,
	2014	2013
Casino	$16	$13
Food and beverage	14	20
Hotel	3	4
Selling, general and administrative	230	199
Total stock-based compensation, before taxes	263	236
Tax benefit	(92)	(83)
Total stock-based compensation, net of tax	$171	$153

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

	Three months ended March 31,
	2014		2013
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,536	$0.20	16,147	$0.26
Effect of dilutive stock options	723	(0.01)	128	—
Diluted	17,259	$0.19	16,275	$0.26

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share.  For the three months ended March 31, 2014 and 2013, 509 thousand and 1,912 thousand, respectively, anti-dilutive options were excluded from the computation.

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends the presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The update would require an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward in most cases.  The effective date for this update is for the annual and interim periods beginning after December 15, 2013. The adoption of this update did not have impact on our consolidated financial statements.

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

In addition, we share a driveway with and lease approximately 37,000 square-feet from the Shopping Center for a minimum lease term of 15 years at an annual rent of $340 thousand plus common area expenses, subject to increase every year beginning in the 61st month based on the Consumer Price Index.  We have the option to renew the lease for three individual five-year terms, and at the end of the extension periods, we have the option to purchase the leased driveway section of the Shopping Center.  For each of the three month periods ended March 31, 2014 and 2013, the Company paid $85 thousand in rent, plus $30 thousand and $33 thousand, respectively for operating expenses related to this lease.

We occasionally lease billboard advertising, storage space or parking lot from affiliates of our controlling stockholders and paid $38 thousand and $13 thousand for the three month periods ended March 31, 2014 and 2013, respectively.

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

In addition to other customary covenants for a facility of this nature, as of March 31, 2014, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 2.5:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.15:1.  As of March 31, 2014, the Company’s leverage ratio and fixed charge coverage ratios were 1.1:1 and 19.9:1, respectively.

The Credit Facility is structured to reduce the maximum principal available by $1.5 million each quarter beginning June 30, 2013.  As of March 31, 2014, the maximum principal available was $94.0 million.    We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000.  Maturities of our borrowings for each of the next three years and thereafter as of March 31, 2014 are as follows:

Amounts in millions

Year	Maturities
2014	$—
2015	—
2016	48.9
Thereafter	—
$48.9

At March 31, 2014, the Company had $48.9 million outstanding under the Credit Facility. At that time our leverage ratio was such that pricing for borrowings under the Credit Facility was LIBOR plus 1.5%.  At March 31, 2014, the one-month LIBOR interest rate was 0.15%.  The carrying value of the debt outstanding under the Credit Facility approximates fair value due to the variable nature of applicable interest rates and relative short-term maturity.

NOTE 7.  TAXES

For the three months ended March 31, 2014, the Company’s effective tax rate was 35.1% compared to 35.6% for the three months ended March 31, 2013.

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

In February 2012, the Department issued a policy directive, requesting that affected taxpayers begin collecting and remitting sales tax on complimentary meals and employee meals effective February 2012 and on June 25, 2012, the Nevada Tax Commission adopted regulations providing for a similar requirement.  Subject to these regulations we accrued $0.5 million through March 2013 related to this directive.

The Department policy directive was challenged by several affected parties and in June 2013, the Nevada Tax Commission issued a ruling that complimentary and employee meals were no longer subject to sales taxation.  Associated with the ruling, the Nevada hotel-casino industry, including the Company, agreed to forego and cause to be withdrawn certain pending use tax refund requests.  Pursuant to that agreement, we withdrew our request for the Refunds.  As a result of the ruling, we reversed the accumulated sales tax expense accrual totaling $0.6 million in the second quarter of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monarch Casino & Resort, Inc., through its direct and indirect wholly-owned subsidiaries, Golden Road Motor Inn, Inc. (“Golden Road”), Monarch Growth Inc. (“Monarch Growth”), Monarch Black Hawk, Inc. (“Monarch Black Hawk”), High Desert Sunshine, Inc. (“High Desert”), Golden North, Inc. (“Golden North”) and Golden East, Inc. (“Golden East”) owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”), the Monarch Black Hawk Casino in Black Hawk, Colorado (“Black Hawk”) and real estate proximate to the Atlantis and Monarch Black Hawk.

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

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis:  As in many other areas around the country, the northern Nevada market continues to be impacted by the economic decline which began in the fourth quarter of 2007.  Since that time, aggressive marketing programs by our competitors have also posed challenges to us.  While recent statistics released by the Nevada Gaming Control Board have shown growth in northern Nevada and in the Reno/Sparks gaming market for the year ended December 31, 2013, and for the two month period ended February 28, 2014, compared to the same periods in 2012 and 2013, respectively, we anticipate that the unstable macroeconomic climate nationally and in the northern Nevada, combined with aggressive marketing programs of our competitors, will continue to apply pressure on Atlantis revenue.

Monarch Black Hawk:  Since the acquisition of Monarch Black Hawk, Inc. in April 2012, our focus has been to maximize casino and food and beverage revenues.  There is currently no hotel on the property.    In September 2013, we opened our new buffet, which was an important step in our ongoing process of redesigning and upgrading the existing Monarch Black Hawk facility.  On April 10, 2013, we received zoning approval for our master expansion plan, subject to certain conditions, from the Black Hawk City Council.  The approved master plan, once completed, would nearly double the existing casino space and would convert the facility into a full-scale, high end, resort through the addition of a 22-story hotel tower with 507 guest rooms and suites, an upscale spa and pool facility, four restaurants, additional bars, associated support facilities and a new ten story parking structure that, together with existing parking, would provide approximately 1,550 parking spaces.  Once the detailed design and construction plans are completed, we intend to finalize the cost estimate and construction timeline for the expansion project and secure necessary financing.  Our decision to proceed on this project will be subject to many of the factors set forth under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Severe winter weather adversely impacted our Monarch Black Hawk operations throughout the first quarter of 2014.   Black Hawk had 50% more snow days than the first quarter of 2013 and all but one weekend during the 2014 first quarter was impacted by adverse weather.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Capital expenditures totaled approximately $5.0 million and $2.4 million for the three month periods ended March 31, 2014 and 2013.  During each of the three month periods ended March 31, 2014 and 2013, our capital expenditures related primarily to the redesign and upgrade of the Black Hawk facility as well as acquisition of gaming equipment to upgrade and replace existing equipment.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2014 and 2013

For the three months ended March 31, 2014, our net income totaled $3.3 million, or $0.19 per diluted share, compared to net income of $4.3 million, or $0.26 per diluted share, reflecting a 23.3% decline in net income and 26.9% decline in diluted earnings per share.  Net revenues totaled $45.5 million in the current quarter, a decrease of $0.1 million compared to the 2013 first quarter.  Income from operations for the three months ended March 31, 2014 totaled $5.3 million compared to $7.2 million for the same period in 2013.

Casino revenues decreased 2.6% in the first quarter of 2014 compared to the first quarter of 2013. Casino operating expenses as a percentage of casino revenue increased to 41.7% in the first quarter of 2014, compared to 39.2% in the first quarter of 2013 primarily due to lower revenues combined with higher complimentaries expense.

Food and beverage revenues for the first quarter of 2014 increased 3.1% over the first quarter of 2013, due to a 5% increase in average revenue per cover, partially offset by a 2% decrease in total covers served. Food and beverage operating expenses as a percent of total revenue decreased slightly in the first quarter of 2014 to 40.5% compared to 40.7% for the prior year same period primarily as a result of the increase in revenue per cover partially offset by higher food and other commodity costs.

Hotel revenue decreased 12.6% due to lower average daily room rate (“ADR”) of $67.86 in the first quarter of 2014 compared to $77.27 in first quarter of 2013 and slightly lower hotel occupancy of 83.5% during first quarter of 2014 compared to 84.9% during first quarter of 2013. Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $62.63 and $71.62 for the three months ended March 31, 2014 and 2013, respectively. We believe that the reduced demand in the 2014 three month period caused by the absence of a major convention that took place in 2013 contributed to both the lower ADR and REVPAR.  Hotel operating expenses as a percent of hotel revenues increased to 29.8% in first quarter of 2014 as compared to 26.4% for the comparable prior year period due to the lower hotel revenue combined with higher payroll and related expenses and higher repair and maintenance expense.

Promotional allowances as a percentage of gross revenues decreased to 17.9% during the first quarter of 2014 compared to 19.3% in the comparable 2013 quarter.  This decrease was driven primarily by the substitution of cash voucher promotions for free play credits at Monarch Black Hawk.  In prior year’s first quarter, we offered certain Black Hawk patrons cash voucher promotions which were recognized as promotional allowance while in the first quarter of 2014 we did not offer cash voucher promotions.  Instead, upon a modification in the gaming regulations allowing free play credits, we offered our patrons free play credits which are recognized as a reduction of casino revenues.

Other revenues increased 6.4% in the first quarter of 2014 compared to the first quarter of 2013 driven primarily by increased revenue at the Atlantis spa and salon.

Selling, General and Administrative (“SG&A”) expense increased to $13.2 million in the first quarter of 2014 from $12.3 million in the first quarter of 2013 primarily due to higher salaries, wages and benefits, higher marketing and higher utilities expenses.  As a percentage of net revenue, SG&A expense increased to 29.1% in the first quarter of 2014 from 26.9% in the first quarter of 2013.

Depreciation and amortization expense increased slightly to $4.7 million for the three months ended March 31, 2014 as compared to $4.6 million for the three months ended March 31, 2013 as a result of accelerated depreciation on the garage building at Monarch Black Hawk in anticipation of its early removal from service related to the Black Hawk expansion project and new assets put in operation in relations to the remodeling at Monarch Black Hawk, all partially offset by lower depreciation expense at our Atlantis property due to certain assets from our 2008 expansion and remodel becoming fully depreciated in July 2013.

During the first quarter, the Company paid down the principal balance on its credit facility by $4.9 million, which decreased the outstanding balance of the credit facility to $48.9 million at March 31, 2014 from $53.8 million at December 31, 2013.  Interest expense decreased to $0.3 million in the first quarter of 2014 from $0.6 million in the first quarter of 2013 as a result of a lower interest rate driven by our lower leverage ratio combined with lower average outstanding borrowings in 2014 first quarter compared to the 2013 first quarter.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2014, net cash provided by operating activities totaled $7.8 million, a decrease of approximately $4.0 million or 33.8% compared to the same period last year. This decrease was primarily the result of a decrease in accounts payable in first quarter of 2014 compared to an increase in accounts payable in first quarter of 2013 representing a net change of $1.6 million, a decrease in accrued expenses in first quarter of 2014 compared to an increase in accrued expenses in first quarter of 2013 representing a net change of $1.2 million, a decrease in net income of $1.0 million and a decrease in income tax payable by $0.4 million.

Net cash used in investing activities totaled $3.8 million and $2.4 million for the three months ended March 31, 2014 and March 31, 2013, respectively.  Net cash used in investing activities during first quarter of 2014 consisted primarily of net cash used for redesigning and upgrading the Black Hawk property and for acquisition of gaming equipment and general upgrades at the Atlantis property.  In the first quarter of 2013 net cash used in investing activities consisted primarily of cash spent to acquire property and equipment for both properties.

Net cash used in financing activities during first quarter of 2014 of $6.3 million represented $4.9 million of payments made on our Credit facility and $0.5 million proceeds from exercise of stock options net of $2.0 million in income taxes paid to satisfy minimum tax withholdings. Net cash used in financing activities during first quarter of 2013 of $9.3 million related to payments made on our Credit facility.

As of March 31, 2014, we had a $94.0 million credit facility available (“Credit Facility”) of which $48.9 million was drawn.  The proceeds from the Credit Facility were utilized to finance the acquisition of Black Hawk, Inc. and may be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.  We had $45.1 million available on the New Credit Facility as of March 31, 2014.

The maximum principal available under the New Credit Facility is reduced by 1.5% per quarter beginning July 1, 2013. We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000.  Maturities of the borrowings for each of the next three years and thereafter as of March 31, 2014 are as follows:

Amounts in millions

Year	Maturities
2014	$—
2015	—
2016	48.9
Thereafter	—
$48.9

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

We believe that our existing cash balances, cash flow from operations and borrowings available under the Credit Facility will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure plans over the next twelve months; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control.  If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital. In addition, once the detailed design and construction plans are completed for the redesign and upgrade of our Monarch Black Hawk casino facility, we intend to finalize the cost estimate and develop a financing plan which will require us to seek sources of debt financing from financial institutions.  No assurance can be given that such debt financing will be available to us on commercially reasonable terms or at all.  If we are unable to obtain additional debt financing when we need it, our ability to meet our plans for expansion would be materially adversely affected.

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis.  The Shopping Center is controlled by an entity whose owners include our controlling stockholders.  As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to increase every year beginning in the 61st month based on the Consumer Price Index.  We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center.  We have the option to renew the lease for three individual five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal.  The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center.  The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million.  The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $85 thousand in lease payments for the leased driveway space at the Shopping Center during the three months ended March 31, 2014.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).  For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2013 Form 10-K filed on March 14, 2014.

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

Higher fuel costs may deter California, Denver area, and other drive-in customers from coming to the Atlantis or the Monarch Black Hawk Casino.

We also believe that unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis’ key feeder market areas, such as San Francisco or Sacramento, or in other areas near Denver, Colorado, the Black Hawk key feeder markets, could have a material adverse effect on our business.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of March 31, 2014 and the next five years and thereafter are as follows:

Amounts in millions

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years
Operating Leases (2)	$2.1	$0.3	$0.8	$0.7	$0.3
Purchase Obligations (3)	7.6	7.6	—	—	—
Construction Contracts (4)	13.5	11.3	2.2	—	—
Borrowings Under Credit Facility (5)	48.9	—	48.9	—	—
Total Contractual Cash Obligations	$72.1	$19.2	$51.9	$0.7	$0.3

(1)  Because interest payments under our credit facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our credit facility is LIBOR, or a base rate (as defined in the credit facility agreement), plus an interest rate margin ranging from 1.25% to 2.50% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  Based on our leverage ratio, at March 31, 2014 pricing was LIBOR plus 1.5% and will be adjusted in subsequent quarters in accordance with our leverage ratio.  At March 31, 2014, the one-month LIBOR rate was 0.15%.

(2) Operating leases include leased driveway usage and executive housing in Colorado.

(3) Purchase obligations represent approximately $2.6 million of commitments related to capital projects and approximately $5.0 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and construction commitments, approximately $7.6 million are cancelable by us upon providing a 30-day notice.

(4) Construction contracts obligations represent commitments related to remodel and expansion projects in Monarch Casino Black Hawk.

(5) The amount represents outstanding draws against the Credit Facility as of March31, 2014.

We anticipate commencement of a substantial expansion of our Monarch Black Hawk facility.  The total estimated costs of such expansion have not yet been finalized.  For this reason, we have included above only amounts for which we have contractual commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of March 31, 2014 that are subject to market risk. As of March 31, 2014, we had $48.9 million of outstanding debt under our Credit Facility that was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the Credit Facility at March 31, 2014 would result in a change in our annual interest cost of approximately $0.5 million.

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

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: May 12, 2014	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)