Form 10-Q
period 2014-06-30
MONARCH CASINO & RESORT INC
filed 2014-08-08
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,798,207 shares
Class	Outstanding at August 1, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues
Casino	$36,264	$39,792	$72,298	$76,787
Food and beverage	13,205	12,494	25,470	24,385
Hotel	6,031	6,369	10,675	11,680
Other	2,455	2,315	4,934	4,645
Gross revenues	57,955	60,970	113,377	117,497
Less promotional allowances	(10,152)	(11,319)	(20,066)	(22,241)
Net revenues	47,803	49,651	93,311	95,256

Operating expenses
Casino	15,117	14,923	30,139	29,429
Food and beverage	5,543	4,995	10,514	9,839
Hotel	1,700	1,729	3,084	3,133
Other	912	813	1,787	1,565
Selling, general and administrative	13,180	12,643	26,411	24,914
Depreciation and amortization	4,630	4,380	9,324	9,023
Loss on disposition of assets	249	—	249	—
Colorado ballot initiative costs	1,004	—	1,004	—
Total operating expenses	42,335	39,483	82,512	77,903

Income from operations	5,468	10,168	10,799	17,353

Other expenses
Interest expense	(274)	(516)	(561)	(1,082)
Total other expenses	(274)	(516)	(561)	(1,082)

Income before income taxes	5,194	9,652	10,238	16,271
Provision for income taxes	(2,170)	(3,532)	(3,938)	(5,889)
Net income	$3,024	$6,120	$6,300	$10,382

Earnings per share of common stock
Net income
Basic	$0.18	$0.38	$0.38	$0.64
Diluted	$0.18	$0.37	$0.37	$0.63

Weighted average number of common shares and potential common shares outstanding
Basic	16,788	16,192	16,663	16,170
Diluted	17,104	16,702	17,165	16,537

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,166	$19,330
Receivables, net	3,339	2,628
Income taxes receivable	—	608
Inventories	2,426	2,675
Prepaid expenses	3,288	2,830
Deferred income taxes	5,909	5,909
Total current assets	32,128	33,980
Property and equipment
Land	28,680	28,680
Land improvements	6,562	6,562
Buildings	150,828	150,828
Buildings improvements	15,897	15,897
Furniture and equipment	135,566	134,425
Construction in progress	11,677	4,891
Leasehold improvements	1,347	1,347
	350,557	342,630
Less accumulated depreciation and amortization	(174,484)	(166,993)
Net property and equipment	176,073	175,637
Other assets
Goodwill	25,111	25,111
Intangible assets, net	7,948	8,531
Deferred income taxes	350	350
Other assets, net	762	914
Total other assets	34,171	34,906
Total assets	$242,372	$244,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,922	$8,666
Construction accounts payable	119	—
Accrued expenses	16,971	18,177
Income taxes payable	162	—
Total current liabilities	25,174	26,843
Long - term debt	48,900	53,800
Total liabilities	74,074	80,643
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,798,207 outstanding at June 30, 2014; 16,482,768 outstanding at December 31, 2013	191	191
Additional paid-in capital	22,456	30,926
Treasury stock, 2,298,093 shares at June 30, 2014; 2,613,532 shares at December 31, 2013	(33,209)	(39,797)
Retained earnings	178,860	172,560
Total stockholders’ equity	168,298	163,880
Total liabilities and stockholders’ equity	$242,372	$244,523

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$6,300	$10,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,324	9,023
Amortization of deferred loan costs	152	153
Stock-based compensation	576	523
Excess tax benefit from stock-based compensation	(395)	—
Provision (recoveries) of bad debts	34	(83)
Loss (gain) on disposal of assets	249	(22)
Changes in operating assets and liabilities:
Receivables	(745)	245
Inventories	249	112
Prepaid expenses	(458)	152
Accounts payable	(744)	7
Accrued expenses	(1,206)	(1,193)
Income taxes	770	(261)
Net cash provided by operating activities	14,106	19,038

Cash flows from investing activities:
Proceeds from sale of assets	75	22
Change in construction payable	119	—
Acquisition of property and equipment	(9,498)	(5,342)
Net cash used in investing activities	(9,304)	(5,320)

Cash flows from financing activities:
Net exercise of stock options	(2,461)	1,308
Excess tax benefit from stock-based compensation	395	—
Principal payments on long-term debt	(4,900)	(16,300)
Net cash used in financing activities	(6,966)	(14,992)
Net decrease in cash	(2,164)	(1,274)
Cash and cash equivalents at beginning of period	19,330	19,043
Cash and cash equivalents at end of period	$17,166	$17,769

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$447	$927
Cash paid for income taxes	$2,850	$6,150

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) received approval from the Nevada Gaming Commission on August 23, 2012, which approval was extended three times, each for an additional six month period, with the most recent approval received on February 20, 2014, pending commencement of operations, for a license as an operator of interactive gaming. Before the license can be issued, a number of conditions must be met and before operations can commence, the Company must enter into contracts with a licensed interactive gaming service provider with an approved system.  None of these conditions have occurred, and Monarch Interactive is not currently engaged in any operating activities.  The Company has decided to allow the current approval to lapse pending a change in market conditions that would support the Company’s investment in this line of business. In Nevada, legal interactive gaming is currently limited to intrastate poker.

The unaudited condensed consolidated financial statements include the accounts of Monarch and its subsidiaries. Intercompany balances and transactions are eliminated.

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Change in Accounting Estimate of Depreciable Life of Monarch Black Hawk Parking Structure:

In December 2013, the Company began construction of a new parking facility at Monarch Black Hawk. The new parking facility is estimated to be completed on March 31, 2015.  Upon completion of that new structure, the Company plans to demolish the existing parking structure.  At December 31, 2013, the existing parking structure had a net book value of approximately $4.8 million and a remaining depreciable life of approximately 37 years.  In accordance with ASC 250-10-45-17, effective January 1, 2014, the Company modified the estimated depreciable life of the existing parking structure to 15 months; the period from January 1, 2014 through the estimated demolition commencement date of March 31, 2015.  As a result of this modification to the estimated depreciable life, annual depreciation expense of the existing garage structure will increase by approximately $0.3 million per month (approximately $0.2 million net of tax) for the period from January 1, 2014 through March 31, 2015. For the three months ended June 30, 2014, the effect of this change in estimate was an increase of depreciation expense by $0.9 million, a decrease of net income by $0.5million and a decrease of basic and diluted earnings per share by $0.03. For the six months ended June 30, 2014, the effect of this change in estimate was an increase of depreciation expense by $1.9 million, a decrease of net income by $1.2 million and a decrease of basic and diluted earnings per share by $0.07.

Segment Reporting:

       Effective the first quarter of 2014, the Company updated its segment reporting analysis and determined that two of the Company’s operating segments Atlantis and Monarch Black Hawk meet all of the aggregation criteria stipulated by ASC 280-10-50-11. The Company views each property as an operating segment and the two operating segments have been aggregated into one reporting segment.  The June 30, 2013 interim financial information has been reclassified to be consistent with the current year presentation.

NOTE 2. STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the authoritative guidance requiring the compensation cost relating to stock-based payment transactions be recognized in the Company’s consolidated statements of income.

Reported stock-based compensation expense was classified as follows:

Amounts in thousands

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Casino	$9	$19	$25	$32
Food and beverage	18	14	32	34
Hotel	2	3	5	7
Selling, general and administrative	285	251	514	450
Total stock-based compensation, before taxes	314	287	576	523
Tax benefit	(110)	(100)	(202)	(183)
Total stock-based compensation, net of tax	$204	$187	$374	$340

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

	Three months ended June 30,
	2014		2013
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,788	$0.18	16,192	$0.38
Effect of dilutive stock options	316	—	510	(0.01)
Diluted	17,104	$0.18	16,702	$0.37

	Six months ended June 30,
	2014		2013
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,663	$0.38	16,170	$0.64
Effect of dilutive stock options	502	(0.01)	367	(0.01)
Diluted	17,165	$0.37	16,537	$0.63

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three and six months ended June 30, 2014 options for 625,779 shares and 644,491 shares were excluded from the computation. For the three and six months ended June 30, 2013, 548,488 and 865,025 shares were excluded from the computation.

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

In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the ISAB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) Remove inconsistencies and weaknesses in revenue requirements; (2) Provide a more robust framework for addressing revenue issues;

(3) Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) Provide more useful information to users of financial statements through improved disclosure requirements; and (5) Simplify the preparation of financial statements by reducing the number of requirements to which and entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation — Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for interim or annual reporting periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As of June 30, 2014, the Company did not have any share-based payment awards that include performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any that the implementation of any such proposed or revised standards would have on the Company’s consolidated financial statements.

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

In addition, we share a driveway with and lease approximately 37,000 square-feet from the Shopping Center for a minimum lease term of 15 years at an annual rent of $340 thousand plus common area expenses, subject to increase every year beginning in the 61st month based on the Consumer Price Index.  We have the option to renew the lease for three individual five-year terms, and at the end of the extension periods, we have the option to purchase the leased driveway section of the Shopping Center.  For each of the three month periods ended June 30, 2014 and 2013, the Company paid $85 thousand in rent, plus $34 thousand and $32 thousand, respectively for operating expenses related to this lease. For each of the six month periods ended June 30, 2014 and 2013, the Company paid $170 thousand in rent, plus $64 thousand and $65 thousand, respectively for operating expenses related to this lease.

We occasionally lease billboard advertising, storage space or parking lot from affiliates of our controlling stockholders and paid $28 thousand and $43 thousand for the three month ended June 30, 2014 and 2013 respectively, and paid $66 thousand and $56 thousand for the six months ended June 30, 2014 and 2013, respectively.

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

In addition to other customary covenants for a facility of this nature, as of June 30, 2014, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 2.5:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.15:1.  As of June 30, 2014, the Company’s leverage ratio and fixed charge coverage ratios were 1.12:1 and 27.05:1, respectively.

The Credit Facility is structured to reduce the maximum principal available by $1.5 million each quarter beginning June 30, 2013.  As of June 30, 2014, the maximum principal available was $92.5 million. We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000.  Maturities of our borrowings under the Credit Facility for each of the next three years and thereafter as of June 30, 2014 are as follows:

Amounts in millions

Year	Maturities
2014	$—
2015	—
2016	48.9
Thereafter	—
$48.9

At June 30, 2014, the Company had $48.9 million outstanding under the Credit Facility. At that time our leverage ratio was such that pricing for borrowings under the Credit Facility was LIBOR plus 1.5%.  At June 30, 2014, the one-month LIBOR interest rate was 0.15%.  The carrying value of the debt outstanding under the Credit Facility approximates fair value due to the variable nature of applicable interest rates and relative short-term maturity.

NOTE 7.  TAXES

For the six months ended June 30, 2014, the Company’s effective tax rate was 38.5% compared to 36.2% for the six months ended June 30, 2013 with the increase in the effective tax rate attributable to the $1.0 million expense related to the campaign against the proposed 2014 ballot initiatives to expand gaming in Colorado which is not deductible for federal and state tax purposes.

Sales and Use Tax on Complimentary Meals

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals was exempt from use tax.  As a result of this decision, refund claims were filed for use taxes paid over the period April 1997 through March 2000 and the period February 2005 through June 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino property.  We requested refunds totaling approximately $1.6 million, excluding interest (“the Refunds”).  We did not recognize any of these refund amounts.

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

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) received approval from the Nevada Gaming Commission on August 23, 2012, which approval was extended three times, each for an additional six month period, with the most recent approval received on February 20, 2014, pending commencement of operations, for a license as an operator of interactive gaming. Before the license can be issued, a number of conditions must be met and before operations can commence, the Company must enter into contracts with a licensed interactive gaming service provider with an approved system.  None of these conditions have occurred, and Monarch Interactive is not currently engaged in any operating activities. The Company has decided to allow the current approval to lapse pending a change in market conditions that would support the Company’s investment in this line of business. In Nevada, legal interactive gaming is currently limited to intrastate poker.

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

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis:  As in many other areas around the country, the northern Nevada market continues to be impacted by the economic decline which began in the fourth quarter of 2007.  Since that time, aggressive marketing programs by our competitors have also posed challenges to us. While recent statistics released by the Nevada Gaming Control Board have shown growth in northern Nevada and in the Reno/Sparks gaming market for the year ended December 31, 2013 compared to the prior year, for the five month period ended May 31, 2014, compared to the same period in 2013 the market declined.  We anticipate that the unstable macroeconomic climate nationally and in the northern Nevada, combined with aggressive marketing programs of our competitors, will continue to apply pressure on Atlantis revenue.

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

Construction disruption related to redesign and upgrade of the Monarch Black Hawk casino impacted the property’s operation throughout the first six months of 2014. To minimize additional disruption, we have staged the work in three equal phases.  The first phase is anticipated to be completed in the third quarter of 2014 with the final two stages each estimated to be completed in approximately six to seven months.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Capital expenditures totaled approximately $9.5 million and $5.3 million for the six month periods ended June 30, 2014 and 2013.  During each of the six month periods ended June 30, 2014 and 2013, our capital expenditures related primarily to the redesign and upgrade of the Black Hawk facility as well as acquisition of gaming equipment to upgrade and replace existing equipment.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2014 and 2013

For the three months ended June 30, 2014, our net income totaled $3.0 million, or $0.18 per diluted share, compared to net income of $6.1 million, or $0.37 per diluted share, reflecting a 50.6% decline in net income and 51.4% decline in diluted earnings per share. Net revenues totaled $47.8 million in the current quarter, a decrease of $1.8 million compared to the 2013 second quarter. Income from operations for the three months ended June 30, 2014 totaled $5.5 million, a 46.2% decline compared to $10.2 million for the same period in 2013.

Casino revenues decreased 8.9% in the second quarter of 2014 compared to the second quarter of 2013 driven by lower gaming revenue at both Monarch Black Hawk and Atlantis.  The decrease in Monarch Black Hawk gaming revenue is primarily due to disruption from the ongoing upgrade, remodeling and construction work combined with the effect of the substitution of cash voucher promotions for free play credits at Monarch Black Hawk.  To accommodate construction, we have had to reduce the number of slot machines on the Monarch Black Hawk gaming floor by approximately 13%. In the prior year’s second quarter, we offered certain patrons cash voucher promotions which were recognized as promotional allowance while free play credits are recognized as a reduction of casino revenue. In August 2013, the Company discontinued the issuance of cash vouchers in favor of free play credits which were legalized in Colorado at that time.  The decrease in gaming revenue at Atlantis was driven primarily by lower business volume.

Casino operating expenses as a percentage of casino revenue increased to 41.7% in the second quarter of 2014, compared to 37.5% in the second quarter of 2013 primarily due to the lower gaming revenues combined with higher complimentaries expense, partially offset by lower gaming tax expense.

Food and beverage revenues for the second quarter of 2014 increased 5.7% over the second quarter of 2013, due to a 4.5% increase in average revenue per cover, combined with 1.1% increase in total covers served. Food and beverage operating expenses as a percent of food and beverage revenues increased in the second quarter of 2014 to 42.0% compared to 40.0% for the prior year same period primarily as a result of the increase in food and other commodity costs and higher payroll and related taxes and employee benefits expense.

Hotel revenue decreased 5.3% due to lower average daily room rate (“ADR”) of $78.55 in the second quarter of 2014 compared to $83.91 in second quarter of 2013 and slightly lower hotel occupancy of 93.3% during second quarter of 2014 as compared to 93.7% during second quarter of 2013. Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $80.43 and $84.91 for the three months ended June 30, 2014 and 2013, respectively. We believe that the reduced demand of convention and meeting groups in the Reno area in the 2014 three month period compared to the same period of 2013, contributed to the lower ADR and REVPAR. Hotel operating expenses as a percent of hotel revenues increased to 28.2% in second quarter of 2014 as compared to 27.1% for the comparable prior year period due to the lower hotel revenue combined with higher operating expense.

Other revenues increased 6.0% in the second quarter of 2014 compared to the second quarter of 2013 driven primarily by increased revenue at the Atlantis spa and salon.

Promotional allowances as a percentage of gross revenues decreased to 17.5% during the second quarter of 2014 compared to 18.6% in the comparable 2013 quarter. This decrease was driven primarily by the substitution of cash voucher promotions for free play credits at Monarch Black Hawk as described above.

Selling, General and Administrative (“SG&A”) expense increased to $13.2 million in the second quarter of 2014 from $12.6 million in the second quarter of 2013 primarily due to the reversal of $0.6 million accumulated sales tax expense accrual as a result of the Nevada Tax Commission ruling that complimentary and employee meals were no longer subject to sales taxation, higher salaries and wages, higher utilities expenses, all partially offset by lower bad debt expense and lower legal expenses. As a percentage of net revenue, SG&A expense increased to 27.6% in the second quarter of 2014 from 25.5% in the second quarter of 2013.

Depreciation and amortization expense increased slightly to $4.6 million for the three month period ended June 30, 2014 as compared to $4.4 million for the same period ended June 30, 2013 as a result of: i) accelerated depreciation on the garage structure at Monarch Black Hawk recognized in anticipation of its early removal from service as part of the expansion project, ii)  new assets related to the remodel and upgrade project at Monarch Black Hawk, iii) all partially offset by lower depreciation expense at our Atlantis property due to assets from our 2008 expansion and remodel becoming fully depreciated in July 2013.

Interest expense decreased to $0.3 million in the second quarter of 2014 from $0.5 million in the second quarter of 2013 as a result of a lower interest rate driven by our lower leverage ratio combined with lower average outstanding borrowings in the 2014 second quarter compared to the 2013 second quarter.

The Company incurred an approximate $0.3 million loss on disposal of slot machines and $1.0 million of expense related to the campaign against proposed 2014 ballot initiatives to expand gaming in Colorado.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2014 and 2013

For the six months ended June 30, 2014, our net income totaled $6.3 million, or $0.37 per diluted share, compared to net income of $10.4 million, or $0.63 per diluted share, reflecting a 39.3% decline in net income and 41.3% decline in diluted earnings per share. Net revenues totaled $93.3 million in the current six months period, reflecting $1.9 million, or 2.0% decline in net revenue compared to the 2013 first six months. Income from operations for the six months ended June 30, 2014 totaled $10.8 million compared to $17.4 million for the same period in 2013, representing 37.8% decline in income from operations.

Casino revenues decreased 5.8% in the first six months of 2014 compared to the first six months of 2013 driven by lower gaming revenue at both Monarch Black Hawk and Atlantis.  The decrease in Monarch Black Hawk gaming revenue is primarily due to disruption from the ongoing upgrade and remodel construction work combined with the effect of the substitution of cash voucher promotions for free play credits at Monarch Black Hawk.  To accommodate construction, we have had to reduce the number of slot machines on the gaming floor by approximately 13%. In prior year’s second quarter, we offered certain patrons cash voucher promotions which were recognized as promotional allowance while free play credits are recognized as a reduction of casino revenue. In August 2013, the Company discontinued the issuance of cash vouchers in favor of free play credits which were legalized in Colorado at that time.  The decrease in gaming revenue at Atlantis was driven primarily by lower business volume.

Casino operating expenses as a percentage of casino revenue increased to 41.7% in the first six months of 2014, compared to 38.3% in the first six months of 2013 due to lower revenues combined with higher complimentaries expense, partially offset by lower gaming tax expense.

Food and beverage revenues for the first six months of 2014 increased 4.4% over the first six months of 2013, due to a 4.8% increase in average revenue per cover, partially offset by a slight decrease in total covers served. Food and beverage operating expenses as a percent of food and beverage revenues increased in the first six months of 2014 to 41.3% compared to 40.3% for the prior year same period primarily as a result of higher food and other commodity costs, increased  payroll and related taxes and employee benefits, higher repairs and maintenance and operating expenses.

Hotel revenue decreased 8.6% due to lower ADR of $73.89 in the first six months of 2014 compared to $81.14 in first six months of 2013 and slightly lower hotel occupancy of 88.0% during first six months of 2014 compared to 88.9% during first six months of 2013. REVPAR was $71.58 and $78.29 for the six months ended June 30, 2014 and 2013, respectively. We believe that the reduced demand in the 2014 six month period caused by less convention and meeting business in the Reno area contributed to both the lower ADR and REVPAR. Hotel operating expenses as a percent of hotel revenues increased to 28.9% in first six months of 2014 as compared to 26.8% for the comparable prior year period due to the lower hotel revenue combined with higher payroll and related expenses and higher repair and maintenance and uniform expenses.

Other revenues increased 6.2% in the first six months of 2014 compared to the first six months of 2013 driven primarily by increased revenue at the Atlantis spa and salon.

Promotional allowances as a percentage of gross revenues decreased to 17.7% during the first six months of 2014 compared to 18.9% in the comparable 2013 same period. This decrease was driven primarily by the substitution of cash voucher promotions for free play credits at Monarch Black Hawk as discussed above.

Selling, General and Administrative (“SG&A”) expense increased to $26.4 million in the first six months of 2014 from $24.9 million in the first six months of 2013 primarily due to reversal of 0.6 million accumulated sales tax expense accrual as a result of the Nevada Tax Commission ruling that complimentary and employee meals were no longer subject to sales taxation, higher salaries, wages and related taxes expenses, higher utilities expenses, all partially offset by lower employee benefit expense and lower legal expenses. As a percentage of net revenue, SG&A expense increased to 28.3% in the first six months of 2014 from 26.2% in the first six months of 2013.

Depreciation and amortization expense increased to $9.3 million for the six months ended June 30, 2014 as compared to $9.0 million for the six months ended June 30, 2013 as a result of: i) accelerated depreciation on the garage structure at Monarch Black Hawk recognized in anticipation of its early removal from service as part of the expansion project, ii) new assets related to the remodel and upgrade project at Monarch Black Hawk, iii) all partially offset by lower depreciation expense at our Atlantis property due to assets from our 2008 expansion and remodel becoming fully depreciated in July 2013.

Interest expense decreased to $0.6 million in the first six months of 2014 from $1.1 million in the first six months of 2013 as a result of a lower interest rate driven by our lower leverage ratio combined with lower average outstanding borrowings in 2014 first quarter compared to the 2013 first quarter.

The Company incurred an approximate $0.3 million loss on disposal of slot machines and $1.0 million of expense related to the campaign against proposed 2014 ballot initiatives to expand gaming in Colorado.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2014, net cash provided by operating activities totaled $14.1 million, a decrease of $4.9 million or 25.9% compared to the same period in prior year. This decrease was primarily the result of a decrease in net income of $4.1 million combined with changes in ordinary working capital accounts, which was partially offset by an increase in income tax payable of $1.0 million and an increase in depreciation expense by $0.3 million.

Net cash used in investing activities totaled $9.3 million and $5.3 million for the six months ended June 30, 2014 and June 30, 2013, respectively. Net cash used in investing activities during the first six months of 2014 consisted primarily of net cash used for redesigning and upgrading the Black Hawk property and for acquisition of gaming equipment and general upgrades at the Atlantis property.  In the first six months of 2013, net cash used in investing activities consisted primarily of cash spent to acquire property and equipment for both properties.

Net cash used in financing activities during first six months of 2014 of $7.0 million represented $4.9 million of payments made on our Credit Facility (as defined below) and $0.6 million in proceeds from exercise of stock options net of $3.1 million in income taxes paid to satisfy minimum tax withholdings. Net cash used in financing activities during the first six months of 2013 of $15.0 million represented $16.3 million of payments made on our Credit Facility, partially offset by $1.3 million in proceeds from the exercise of stock options.

As of June 30, 2014, we had a $92.5 million credit facility available (“Credit Facility”) of which $48.9 million was outstanding.  The proceeds from the Credit Facility were utilized to finance the acquisition of Monarch Black Hawk and availability under the Credit Facility may be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.  We had $43.6 million available on the Credit Facility as of June 30, 2014.

The maximum principal available under the Credit Facility is being reduced by 1.5% per quarter beginning July 1, 2013. We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and in multiples of $50,000.  Maturities of the borrowings for each of the next three years and thereafter as of June 30, 2014 are as follows:

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

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis.  The Shopping Center is controlled by an entity whose owners include our controlling stockholders.  As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to increase every year beginning in the 61st month based on the Consumer Price Index.  We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center.  We have the option to renew the lease for three individual five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal.  The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center.  The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million.  The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $170 thousand in lease payments for the leased driveway space at the Shopping Center during the six months ended June 30, 2014.

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

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

The economies in northern Nevada, the Denver metropolitan area, and our feeder markets, like many other areas around the country, are experiencing the effects of several negative macroeconomic trends, including higher than historically average unemployment. These negative trends could adversely impact discretionary incomes of our target customers, which, in turn has and is expected to continue to adversely impact our business.  We believe that as these economic pressures increase or continue for an extended period of time, target customers may further curtail discretionary spending for leisure activities and businesses may reduce spending for conventions and meetings, both of which would adversely impact our business.  Management continues to monitor these trends and intends, as appropriate, to adopt operating strategies to attempt to mitigate the effects of such adverse conditions.  We can make no assurances that such strategies will be effective.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of June 30, 2014 and the next five years and thereafter are as follows:

Amounts in millions

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years
Operating Leases (2)	$2.0	$0.4	$0.8	$0.7	$0.1
Purchase Obligations (3)	7.3	7.3	—	—	—
Construction Contracts (4)	10.6	8.4	2.2	—	—
Borrowings Under Credit Facility (5)	48.9	—	48.9	—	—
Total Contractual Cash Obligations	$68.8	$16.1	$51.9	$0.7	$0.1

(1)  Because interest payments under our credit facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable.  These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings.  The interest rate under our credit facility is LIBOR, or a base rate (as defined in the credit facility agreement), plus an interest rate margin ranging from 1.25% to 2.50% depending on our leverage ratio.  The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter.  Based on our leverage ratio, at June 30, 2014 pricing was LIBOR plus 1.5% and will be adjusted in subsequent quarters in accordance with our leverage ratio.  At June 30, 2014, the one-month LIBOR rate was 0.15%.

(2) Operating leases include leased driveway usage and executive housing in Colorado.

(3) Purchase obligations represent approximately $2.1 million of commitments related to capital projects and approximately $5.2 million of materials and supplies used in the normal operation of our business.  Of the total purchase order and construction commitments, approximately $7.3 million are cancelable by us upon providing a 30-day notice.

(4) Construction contracts obligations represent commitments related to remodel and expansion projects in Monarch Casino Black Hawk.

(5) The amount represents outstanding draws against the Credit Facility as of June 30, 2014.

We anticipate commencement of a substantial expansion of our Monarch Black Hawk facility.  The total estimated costs of such expansion have not yet been finalized.  For this reason, we have included above only amounts for which we have contractual commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of June 30, 2014 that are subject to market risk. As of June 30, 2014, we had $48.9 million of outstanding debt under our Credit Facility that was subject to credit risk.  A 1% increase in the interest rate on the balance outstanding under the Credit Facility at June 30, 2014 would result in a change in our annual interest cost of approximately $0.5 million.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: August 8, 2014	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)