Form 10-Q
period 2014-09-30
MONARCH CASINO & RESORT INC
filed 2014-11-07
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,803,129 shares
Class	Outstanding at November 1, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues
Casino	$37,512	$38,038	$109,810	$114,825
Food and beverage	13,573	12,791	39,043	37,176
Hotel	6,339	6,603	17,014	18,283
Other	2,553	2,446	7,487	7,091
Gross revenues	59,977	59,878	173,354	177,375
Less promotional allowances	(11,380)	(10,889)	(31,446)	(33,130)
Net revenues	48,597	48,989	141,908	144,245

Operating expenses
Casino	15,743	15,201	45,882	44,630
Food and beverage	5,267	5,163	15,781	15,002
Hotel	1,589	1,802	4,673	4,935
Other	867	817	2,654	2,382
Selling, general and administrative	13,444	13,518	39,855	38,432
Depreciation and amortization	4,180	3,549	13,504	12,572
Loss on disposition of assets	—	—	249	—
Colorado ballot initiative costs	841	—	1,845	—
Total operating expenses	41,931	40,050	124,443	117,953

Income from operations	6,666	8,939	17,465	26,292

Other expenses
Interest expense	(255)	(411)	(816)	(1,493)
Total other expenses	(255)	(411)	(816)	(1,493)

Income before income taxes	6,411	8,528	16,649	24,799
Provision for income taxes	(2,337)	(3,008)	(6,275)	(8,897)
Net income	$4,074	$5,520	$10,374	$15,902

Earnings per share of common stock
Net income
Basic	$0.24	$0.34	$0.62	$0.98
Diluted	$0.24	$0.32	$0.61	$0.95

Weighted average number of common shares and potential common shares outstanding
Basic	16,800	16,389	16,709	16,244
Diluted	17,016	17,180	17,113	16,799

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,510	$19,330
Receivables, net	3,518	2,628
Income taxes receivable	200	608
Inventories	2,616	2,675
Prepaid expenses	3,496	2,830
Deferred income taxes	5,909	5,909
Total current assets	33,249	33,980
Property and equipment
Land	28,680	28,680
Land improvements	6,701	6,562
Buildings	150,828	150,828
Buildings improvements	20,013	15,897
Furniture and equipment	136,610	134,425
Construction in progress	9,582	4,891
Leasehold improvements	1,347	1,347
	353,761	342,630
Less accumulated depreciation and amortization	(178,069)	(166,993)
Net property and equipment	175,692	175,637
Other assets
Goodwill	25,111	25,111
Intangible assets, net	7,657	8,531
Deferred income taxes	350	350
Other assets, net	685	914
Total other assets	33,803	34,906
Total assets	$242,744	$244,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,871	$8,666
Construction accounts payable	766	—
Accrued expenses	18,005	18,177
Total current liabilities	26,642	26,843
Long - term debt	43,400	53,800
Total liabilities	70,042	80,643
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,803,129 outstanding at September 30, 2014; 16,482,768 outstanding at December 31, 2013	191	191
Additional paid-in capital	22,706	30,926
Treasury stock, 2,293,171 shares at September 30, 2014; 2,613,532 shares at December 31, 2013	(33,129)	(39,797)
Retained earnings	182,934	172,560
Total stockholders’ equity	172,702	163,880
Total liabilities and stockholders’ equity	$242,744	$244,523

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$10,374	$15,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,504	12,572
Amortization of deferred loan costs	229	229
Stock-based compensation	877	817
Excess tax benefit from stock-based compensation	(395)	—
Provision (recoveries) of bad debts	79	(74)
Loss on disposal of assets	249	—
Changes in operating assets and liabilities:
Receivables	(969)	299
Inventories	59	(77)
Prepaid expenses	(666)	(263)
Accounts payable	(795)	4
Accrued expenses	(172)	(347)
Income taxes	408	(693)
Net cash provided by operating activities	22,782	28,369

Cash flows from investing activities:
Proceeds from sale of assets	84	—
Change in construction payable	766	—
Acquisition of property and equipment	(13,019)	(8,220)
Net cash used in investing activities	(12,169)	(8,220)

Cash flows from financing activities:
Net exercise of stock options	(2,428)	3,119
Excess tax benefit from stock-based compensation	395	—
Principal payments on long-term debt	(10,400)	(24,800)
Net cash used in financing activities	(12,433)	(21,681)
Net decrease in cash	(1,820)	(1,532)
Cash and cash equivalents at beginning of period	19,330	19,043
Cash and cash equivalents at end of period	$17,510	$17,511

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$607	$1,234
Cash paid for income taxes	$5,550	$9,590

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Change in Accounting Estimate of Depreciable Life of Monarch Black Hawk Parking Structure:

In December 2013, the Company began construction of a new parking facility at Monarch Black Hawk. Upon completion of that new structure, the Company plans to demolish the existing parking structure. At December 31, 2013, the existing parking structure had a net book value of approximately $4.8 million and a remaining depreciable life of approximately 37 years. The new parking facility was estimated to be completed on March 31, 2015. In accordance with ASC 250-10-45-17, effective January 1, 2014, the Company modified the estimated depreciable life of the existing parking structure to 15 months; the period from January 1, 2014 through the estimated demolition commencement date of March 31, 2015. As a result of this modification to the estimated depreciable life, depreciation expense of the existing parking structure increased by approximately $0.3 million per month (approximately $0.2 million net of tax). In July 2014, because of a delayed construction schedule, the Company revised the new parking facility completion date to December 31, 2015. At this time, the existing parking structure had a net book value of approximately $2.9 million. The Company modified the estimated depreciable life of the existing parking structure to 18 months; the period from July 1, 2014 through the revised estimated demolition commencement date of December 31, 2015. As a result of this modification, the increase in depreciation expense compared to the prior year was adjusted to $0.2 million per month (approximately $0.1 million net of tax) for the period from July 1, 2014 through December 31, 2015. For the three months ended September 30, 2014, the effect of the changes in estimate was an increase of depreciation expense by $0.5 million, a decrease of net income by $0.3 million and a decrease of basic and diluted earnings per share by $0.02. For the nine months ended September 30, 2014, the effect of this change in estimate was an increase of depreciation expense by $2.4 million, a decrease of net income by $1.5 million and a decrease of basic and diluted earnings per share by $0.09.

Segment Reporting:

Effective the first quarter of 2014, the Company updated its segment reporting analysis and determined that two of the Company’s operating segments, Atlantis and Monarch Black Hawk, meet all of the aggregation criteria stipulated by ASC 280-10-50-11. The Company views each property as an operating segment and the two operating segments have been aggregated into one reporting segment. The September 30, 2013 interim financial information has been reclassified to be consistent with the current year presentation.

NOTE 2. STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the authoritative guidance requiring the compensation cost relating to stock-based payment transactions to be recognized in the Company’s consolidated statements of income.

Reported stock-based compensation expense was classified as follows:

Amounts in thousands

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Casino	$9	$15	$34	$47
Food and beverage	18	19	50	53
Hotel	3	(12)	8	(5)
Selling, general and administrative	271	272	785	722
Total stock-based compensation, before taxes	301	294	877	817
Tax benefit	(105)	(103)	(307)	(286)
Total stock-based compensation, net of tax	$196	$191	$570	$531

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

	Three months ended September 30,
	2014		2013
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,800	$0.24	16,389	$0.34
Effect of dilutive stock options	216	—	791	(0.02)
Diluted	17,016	$0.24	17,180	$0.32

	Nine months ended September 30,
	2014		2013
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,709	$0.62	16,244	$0.98
Effect of dilutive stock options	404	(0.01)	555	(0.03)
Diluted	17,113	$0.61	16,799	$0.95

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three and nine months ended September 30, 2014 options for approximately 707 thousand and 661 thousand shares, respectively were excluded from the computation. For the three and nine months ended September 30, 2013 approximately 308 thousand and 540 thousand shares respectively were excluded from the computation.

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

In August 2014, the Financial Accounting Standard Board (“FASB”) issued an accounting standard update that requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity’s ability to continue as a going concern exist when relevant conditions and events, consolidated and aggregated, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statement are issue. Currently, there is no guidance in U.S. GAAP for management’s responsibility to perform an evaluation. Under the update, management’s evaluation is to be performed when preparing financial statement for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact the adoption of this standard will have on the Company’s Consolidated Financial Statements.

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

In addition, we share a driveway with and lease approximately 37,000 square-feet from the Shopping Center for a minimum lease term of 15 years at an annual rent of $340 thousand plus common area expenses, subject to increase every year beginning in the 61st month based on the Consumer Price Index. We have the option to renew the lease for three individual five-year terms, and at the end of the extension periods, we have the option to purchase the leased driveway section of the Shopping Center. For each of the three month periods ended September 30, 2014 and 2013, the Company paid $85 thousand in rent, plus $29 thousand and $67 thousand, respectively for operating expenses related to this lease. For each of the nine month periods ended September 30, 2014 and 2013, the Company paid $256 thousand in rent, plus $93 thousand and $132 thousand, respectively for operating expenses related to this lease.

We occasionally lease billboard advertising, storage space or parking lot space from affiliates of our controlling stockholders and paid $30 thousand and $29 thousand for the three months ended September 30, 2014 and 2013 respectively, and paid $96 thousand and $85 thousand for the nine months ended September 30, 2014 and 2013, respectively.

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

In addition to other customary covenants for a facility of this nature, as of September 30, 2014, the Company was required to maintain a leverage ratio, defined as consolidated debt divided by EBITDA, of no more than 2.5:1 and a fixed charge coverage ratio (EBITDA divided by fixed charges, as defined) of at least 1.15:1. As of September 30, 2014, the Company’s leverage ratio and fixed charge coverage ratios were 1.02:1 and 31.0:1, respectively.

The Credit Facility is structured to reduce the maximum principal available by $1.5 million each quarter beginning June 30, 2013. As of September 30, 2014, the maximum principal available was $91.0 million. We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000. Maturities of our borrowings under the Credit Facility for each of the next three years and thereafter as of September 30, 2014 are as follows:

Amounts in millions

Year	Maturities
2014	$—
2015	—
2016	43.4
Thereafter	—
$43.4

At September 30, 2014, the Company had $43.4 million outstanding under the Credit Facility. At that time our leverage ratio was such that pricing for borrowings under the Credit Facility was LIBOR plus 1.5%. At September 30, 2014, the one-month LIBOR interest rate was 0.16%. The carrying value of the debt outstanding under the Credit Facility approximates fair value due to the variable nature of applicable interest rates and relative short-term maturity.

NOTE 7. TAXES

For the nine months ended September 30, 2014, the Company’s effective tax rate was 37.7% compared to 35.9% for the nine months ended September 30, 2013 with the increase in the effective tax rate primarily attributable to the $1.8 million expense related to the campaign against the proposed 2014 ballot initiatives to expand gaming in Colorado which is not deductible for federal and state tax purposes.

Sales and Use Tax on Complimentary Meals

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meal was exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid over the period April 1997 through March 2000 and the period February 2005 through June 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino property. We requested refunds totaling approximately $1.6 million, excluding interest (“the Refunds”). We did not recognize any of these refund amounts.

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

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

OPERATING RESULTS SUMMARY

Our operating results may be affected by, among other things, competitive factors, gaming tax increases, the commencement of new gaming operations, construction at our facilities, general public sentiment regarding travel, overall economic conditions, governmental policies affecting the disposable income of our patrons and weather conditions affecting our properties.

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis: Aggressive marketing programs by our competitors have posed challenges to us. While statistics released by the Nevada Gaming Control Board showed growth in northern Nevada and in the Reno/Sparks gaming market for the year ended December 31, 2013 compared to the prior year, for the eight month period ended August 31, 2014, compared to the same period ended August 31, 2013 the market declined. We anticipate that the unstable macroeconomic climate nationally and in the northern Nevada, combined with the aggressive marketing programs of our competitors, will continue to apply pressure on Atlantis revenue.

Monarch Black Hawk: Since the acquisition of Monarch Black Hawk, Inc. in April 2012, our focus has been to maximize casino and food and beverage revenues. There is currently no hotel on the property. In September 2013, we opened a new buffet, which was an important step in our ongoing process of redesigning and upgrading the existing Monarch Black Hawk facility. On April 10, 2013, we received zoning approval for our master expansion plan, subject to certain conditions, from the Black Hawk City Council. The approved master plan, once completed, would nearly double the existing casino space and would convert the facility into a full-scale, high end, resort through the addition of a 22-story hotel tower with 507 guest rooms and suites, an upscale spa and pool facility, four restaurants, additional bars, associated support facilities and a new ten story parking structure that, together with existing parking, would provide approximately 1,550 parking spaces. Once the detailed design and construction plans are completed, we intend to finalize the cost estimate and construction timeline for the expansion project and secure necessary financing. Our decision to proceed on the expansion project will be subject to many of the factors set forth under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Construction disruption related to the redesign and upgrade of the Monarch Black Hawk casino impacted the property’s operation throughout the first nine months of 2014. To minimize disruption, we have staged the work in three equal phases. The first phase was completed and opened in August 2014. Work on the second phase is currently underway and we estimate all phases of the redesign and upgrade work to be completed by the end of third quarter 2015.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Capital expenditures totaled approximately $13.0 million and $8.2 million for the nine month periods ended September 30, 2014 and 2013. During each of the nine month periods ended September 30, 2014 and 2013, our capital expenditures related primarily to the redesign and upgrade of the Black Hawk facility as well as acquisition of gaming equipment to upgrade and replace existing equipment.

STATEMENT ON FORWARD-LOOKING INFORMATION

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, development activities, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to compete, acquisitions of gaming properties, legalization of additional gaming operations in our markets, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. A proposed ballot initiative for vote on November 4, 2014 could legalize certain gaming operations in Denver, Colorado, the primary feeder market for Black Hawk. Any changes in the law that would permit the establishment of gaming operations in or near Denver could materially impact Black Hawk operations and could alter, delay or cause us to reconsider our master development plan to expand our Black Hawk property. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our expansion, development activities, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statement to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2014 and 2013

For the three months ended September 30, 2014, our net income totaled $4.1 million, or $0.24 per diluted share, compared to net income of $5.5 million, or $0.32 per diluted share, for the same prior year period, reflecting a 26.2% decline in net income and a 25.0% decline in diluted earnings per share. Net revenues totaled $48.6 million in the current quarter, a decrease of $0.4 million compared to the 2013 third quarter. Income from operations for the three months ended September 30, 2014 totaled $6.7 million, a 25.4% decline compared to $8.9 million for the same period in 2013.

Casino revenues decreased 1.4% in the third quarter of 2014 compared to the third quarter of 2013 driven by lower casino revenues at Monarch Black Hawk and, to a lesser extent lower casino revenues at Atlantis. The decrease in Monarch Black Hawk casino revenues is primarily due to disruption from the ongoing upgrade, remodeling and construction work combined with the effect of the substitution of cash voucher promotions for free play credits at Monarch Black Hawk. During a portion of prior year’s third quarter, we offered certain patrons cash voucher promotions which were recognized as promotional allowance while free play credits are recognized as a reduction of casino revenue. In August 2013, the Company discontinued the issuance of cash vouchers in favor of free play credits which were legalized in Colorado at that time. The decrease in casino revenues at Atlantis was driven primarily by lower business volume.

Casino operating expenses as a percentage of casino revenue increased to 42.0% in the third quarter of 2014, compared to 40.0% in the third quarter of 2013 primarily due to the lower casino revenues combined with higher complimentaries expense, partially offset by lower gaming tax expense.

Food and beverage revenues for the third quarter of 2014 increased 6.1% over the third quarter of 2013, due to a 5.7% increase in total covers served. Average food and beverage revenue per covers served was unchanged. Food and beverage operating expenses as a percentage of food and beverage revenues decreased in the third quarter of 2014 to 38.8% compared to 40.4% for the prior year same period primarily due to lower food costs per cover.

Hotel revenues decreased 4.0% due to lower average daily room rate (“ADR”) of $80.21 in the third quarter of 2014 compared to $85.16 in third quarter of 2013 and slightly lower hotel occupancy of 95.2% during third quarter of 2014 as compared to 95.4% during third quarter of 2013. Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $83.62 and $87.10 for the three months ended September 30, 2014 and 2013, respectively. We believe that the reduced demand of convention and meeting groups in the city of Reno during three month period ended September 30, 2014 compared to the same period of 2013, contributed to the lower ADR and REVPAR. Hotel operating expenses as a percentage of hotel revenues decreased to 25.1% in third quarter of 2014 as compared to 27.3% for the comparable prior year period due primarily to lower maintenance and supplies expense.

Other revenues increased 4.4% in the third quarter of 2014 compared to the third quarter of 2013 driven primarily by increased revenues at the Atlantis spa and salon.

Promotional allowances as a percentage of gross revenues increased to 19.0% during the third quarter of 2014 compared to 18.2% in the comparable 2013 quarter. This increase was driven by an increase of complimentaries offered to our patrons, partially offset by the effect of the substitution of cash voucher promotions for free play credits at Monarch Black Hawk as described above.

Selling, General and Administrative (“SG&A”) expense decreased slightly to $13.4 million in the third quarter of 2014 from $13.5 million in the third quarter of 2013 primarily due to lower sales and marketing expenses. As a percentage of net revenue, SG&A expense increased slightly to 27.7% in the third quarter of 2014 from 27.6% in the third quarter of 2013.

Depreciation and amortization expense increased to $4.2 million for the three month period ended September 30, 2014 as compared to $3.6 million for the same period ended September 30, 2013 as a result of: i) accelerated depreciation on the parking structure at Monarch Black Hawk recognized in anticipation of its early removal from service as part of the expansion project, and ii) new assets related to the remodel and upgrade project at Monarch Black Hawk.

Interest expense decreased to $0.3 million in the third quarter of 2014 from $0.4 million in the third quarter of 2013 as a result of a lower interest rate driven by our lower leverage ratio combined with lower average outstanding borrowings in the 2014 third quarter compared to the 2013 third quarter.

The Company incurred $0.8 million of expense related to the campaign against the proposed 2014 ballot initiative to expand gaming in Colorado.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2014 and 2013

For the nine months ended September 30, 2014, our net income totaled $10.4 million, or $0.61 per diluted share, compared to net income of $15.9 million, or $0.95 per diluted share for the same period of the prior year, reflecting a 34.8% decline in net income and a 35.8% decline in diluted earnings per share. Net revenues totaled $141.9 million in the current nine months period, reflecting a $2.3 million, or 1.6% decline in net revenues compared to the same period in 2013. Income from operations for the nine months ended September 30, 2014 totaled $17.5 million compared to $26.3 million for the same period in 2013, representing 33.6% decline in income from operations.

Casino revenues decreased 4.4% in the first nine months of 2014 compared to the first nine months of 2013 driven by lower casino revenues at both Monarch Black Hawk and Atlantis. The decrease in Monarch Black Hawk casino revenues is primarily due to disruption from the ongoing upgrade and remodel construction work combined with the effect of the substitution of cash voucher promotions for free play credits at Monarch Black Hawk. To accommodate construction at Black Hawk, we have had to reduce the number of slot machines on the gaming floor by approximately 13%. In prior year’s third quarter, we offered certain patrons cash voucher promotions which were recognized as promotional allowance while free play credits are recognized as a reduction of casino revenues. In August 2013, the Company discontinued the issuance of cash vouchers in favor of free play credits which were legalized in Colorado at that time. The decrease in casino revenues at Atlantis was driven primarily by lower business volume.

Casino operating expenses as a percentage of casino revenue increased to 41.8% in the first nine months of 2014, compared to 38.9% in the first nine months of 2013 due to lower casino revenues combined with higher complimentaries expense, partially offset by lower gaming tax expense.

Food and beverage revenues for the first nine months of 2014 increased 5.0% over the first nine months of 2013, due to a 3.3% increase in average revenue per cover, combined with an increase in total covers served by 1.7%. Food and beverage operating expenses as a percentage of food and beverage revenues in the first nine months of 2014 were 40.4% and are in line the prior year same period.

Hotel revenues decreased 6.9% due to lower ADR of $76.13 in the first nine months of 2014 compared to $82.56 in first nine months of 2013 and slightly lower hotel occupancy of 90.4% during first nine months of 2014 compared to 91.1% during first nine months of 2013. REVPAR was $75.64 and $81.27 for the nine months ended September 30, 2014 and 2013, respectively. We believe that less convention and meeting business in the first nine months of 2014 compared with the same prior year period in the city of Reno contributed to both the lower ADR and REVPAR. Hotel operating expenses as a percent of hotel revenues increased to 27.5% in first nine months of 2014 as compared to 27.0% for the comparable prior year period due to the lower hotel revenues combined with higher payroll and related expenses and higher repair and maintenance and uniform expenses.

Other revenues increased 5.6% in the first nine months of 2014 compared to the first nine months of 2013 driven by in Atlantis spa and salon revenues and commission revenue.

Promotional allowances as a percentage of gross revenues decreased to 18.1% during the first nine months of 2014 compared to 18.7% in the comparable 2013 same period. This decrease was driven primarily by the substitution of cash voucher promotions for free play credits at Monarch Black Hawk as discussed above partially offset by an increase in complimentary expense.

Selling, General and Administrative (“SG&A”) expense increased to $39.9 million in the first nine months of 2014 from $38.4 million in the first nine months of 2013 primarily due to i) the reversal of a $0.6 million accumulated sales tax expense accrual as a result of the Nevada Tax Commission ruling that complimentary and employee meals were no longer subject to sales taxation, ii) higher salaries, wages and related taxes expenses, and iii) higher utilities expenses, all partially offset by lower employee benefit expense and lower legal expenses. As a percentage of net revenue, SG&A expense increased to 28.1% in the first nine months of 2014 from 26.6% in the first nine months of 2013.

Depreciation and amortization expense increased to $13.5 million for the nine months ended September 30, 2014 as compared to $12.6 million for the nine months ended September 30, 2013 as a result of: i) accelerated depreciation on the parking structure at Monarch Black Hawk recognized in anticipation of its early removal from service as part of the expansion project, and ii) new assets related to the remodel and upgrade project at Monarch Black Hawk all partially offset by lower depreciation expense at our Atlantis property due to assets from our 2008 expansion and remodel becoming fully depreciated in July 2013.

Interest expense decreased to $0.8 million in the first nine months of 2014 from $1.5 million in the first nine months of 2013 as a result of a lower interest rate driven by our lower leverage ratio combined with lower average outstanding borrowings in the 2014 nine months period compared to the 2013 same period.

The Company incurred an approximate $0.3 million loss on disposal of slot machines and $1.8 million of expense related to the campaign against the proposed 2014 ballot initiatives to expand gaming in Colorado.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2014, net cash provided by operating activities totaled $22.8 million, a decrease of $5.6 million or 19.7% compared to the same period in the prior year. This decrease was primarily the result of a decrease in net income of $5.5 million combined with changes in ordinary working capital accounts, partially offset by the changes in income taxes, having a net effect of $1.1 million and an increase in depreciation expense of $0.9 million.

Net cash used in investing activities totaled $12.2 million and $8.2 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. Net cash used in investing activities during the first nine months of 2014 and 2013 consisted primarily of net cash used for redesigning and upgrading the Black Hawk property and for acquisition of gaming equipment and general upgrades at the Atlantis property.

Net cash used in financing activities during first nine months of 2014 of $12.4 million represented $10.4 million of payments made on our Credit Facility (see below) and $0.7 million in proceeds from the exercise of stock options net of $3.1 million in income taxes paid to satisfy minimum tax withholdings. Net cash used in financing activities during the first nine months of 2013 of $21.7 million represented $24.8 million of payments made on our Credit Facility, partially offset by $3.1 million in proceeds from the exercise of stock options.

As of September 30, 2014, our credit facility (“Credit Facility”) had total availability of $91.0 million of which $43.4 million was outstanding. The proceeds from the Credit Facility were utilized to finance the acquisition of Monarch Black Hawk and availability under the Credit Facility may be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements. We had $47.6 million available on the Credit Facility as of September 30, 2014.

The maximum principal available under the Credit Facility is being reduced by 1.5% per quarter beginning June 30, 2013. We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and in multiples of $50,000. Maturities of the borrowings for each of the next three years and thereafter as of September 30, 2014 are as follows:

Amounts in millions

Year	Maturities
2014	$—
2015	—
2016	43.4
Thereafter	—
$43.4

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

We believe that our existing cash balances, cash flow from operations and borrowings available under the Credit Facility will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure plans over the next twelve months; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital. In addition, once the detailed design and construction plans are completed for the expansion project at Monarch Black Hawk, we intend to finalize the cost estimate and construction timeline for the expansion project and develop a financing plan which will require us to seek sources of debt financing from financial institutions. No assurance can be given that we will proceed with the expansion project or, if we decide to proceed, that such debt financing will be available to us on commercially reasonable terms or at all. If we are unable to obtain additional debt financing when we need it, our ability to meet our plans for expansion would be materially adversely affected.

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis. The Shopping Center is controlled by an entity whose owners include our controlling stockholders. As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to increase every year beginning in the 61st month based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three individual five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $256 thousand in lease payments for the leased driveway space at the Shopping Center during the nine months ended September 30, 2014.

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

The expansion of Native American casinos in California has had an impact on casino revenues in Nevada, in general, and many analysts have continued to predict the impact will be more significant on the Reno-Lake Tahoe market. If other Reno-area casinos continue to suffer business losses due to increased pressure from California Native American casinos, such casinos may intensify their marketing efforts to northern Nevada residents as well, greatly increasing competitive activities for our local customers.

Higher fuel costs may deter California, Denver area, and other drive-in customers from coming to the Atlantis or the Monarch Black Hawk Casino.

We also believe that unlimited land-based casino gaming in or near any major metropolitan area in the Atlantis’ key feeder market areas, such as San Francisco or Sacramento, or in other areas near Denver, Colorado, the Black Hawk key feeder markets, could have a material adverse effect on our business. A proposed ballot initiative for vote on November 4, 2014 could legalize certain gaming operations in Denver, Colorado, the primary feeder market for Black Hawk. Any changes in the law that would permit the establishment of gaming operations in or near Denver could materially impact Black Hawk operations and could alter, delay or cause us to reconsider our master development plan to expand our Black Hawk property.

We rely on information technology and other systems to maintain and transmit customer financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. The systems and processes we have implemented to protect customers, employees and company information are subject to the ever-changing risk of compromised security. These risks include cyber and physical security breaches, system failure, computer viruses, and negligent or intentional misuse by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful and our insurance coverage for protecting against cybersecurity risks may not be sufficient. Any disruption, compromise or loss of data or systems that results from a cybersecurity attack or breach could materially adversely impact, operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of September 30, 2014 and the next five years and thereafter are as follows:

Amounts in millions

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years
Operating Leases (2)	$1.8	$0.4	$0.7	$0.7	—
Purchase Obligations (3)	7.3	7.3	—	—	—
Construction Contracts (4)	9.3	7.1	2.2	—	—
Borrowings Under Credit Facility (5)	43.4	—	43.4	—	—
Total Contractual Cash Obligations	$61.8	$14.8	$46.3	$0.7	—

(1) Because interest payments under our credit facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable. These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings. The interest rate under our credit facility is LIBOR, or a base rate (as defined in the credit facility agreement), plus an interest rate margin ranging from 1.25% to 2.50% depending on our leverage ratio. The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter. Based on our leverage ratio, at September 30, 2014 pricing was LIBOR plus 1.5% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At September 30, 2014, the one-month LIBOR rate was 0.16%.

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

(5) The amount represents outstanding draws against the Credit Facility as of September 30, 2014.

We anticipate commencement of a substantial expansion of our Monarch Black Hawk facility. The total estimated costs of such expansion have not yet been finalized. For this reason, we have included above only amounts for which we have contractual commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of September 30, 2014 that are subject to market risk. As of September 30, 2014, we had $43.4 million of outstanding debt under our Credit Facility that was subject to credit risk. A 1% increase in the interest rate on the balance outstanding under the Credit Facility at September 30, 2014 would result in a change in our annual interest cost of approximately $0.4 million.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: November 7, 2014	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)