Form 10-K
period 2014-12-31
MONARCH CASINO & RESORT INC
filed 2015-03-13
CIK 907242

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2014, based on the closing price as reported on The Nasdaq Stock Market (SM) of $15.14 per share, was approximately $254.5 million.

As of March 5, 2015, Registrant had 16,812,794 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2015 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, market forces, corporate strategies, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-K, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

•                                          our growth strategies;

•                                          our potential acquisitions and investments;

•                                          successful integration of acquisitions;

•                                          risks related to development and construction activities;

•                                          anticipated trends in the gaming industries;

•                                          patron demographics;

•                                          general market and economic conditions, including but not limited to, the effects of local and national economic, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;

•                                          access to capital and credit, including our ability to finance future business requirements;

•                                          our dependence on key personnel;

•                                          the availability of adequate levels of insurance;

•                                          changes in federal, state, and local laws and regulations, including environmental and gaming licenses or legislation and regulations;

•                                          ability to obtain and maintain gaming and other governmental licenses;

•                                          regulatory approvals;

•                                          impact of weather;

•                                          competitive environment, including increased competition in our target market areas;

•                                          increases in the effective rate of taxation at any of our properties or at the corporate level; and

•                                          risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports.

For a more detailed description of certain Risk Factors affecting our business, see Item 1A, “Risk Factors.”

We undertake no obligation to publicly update or revise any forward-looking statements as a result of future developments, events or conditions. New risks emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements.

PART I

ITEM 1. BUSINESS

Monarch Casino & Resort, Inc., through its direct and indirect wholly-owned subsidiaries, Golden Road Motor Inn, Inc. (“Golden Road”), Monarch Growth Inc. (“Monarch Growth”), Monarch Black Hawk, Inc. (“Monarch Black Hawk”), High Desert Sunshine, Inc. (“High Desert”), Golden East, Inc. (“Golden East”) and Golden North, Inc. (“Golden North”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”); the Monarch Casino Black Hawk in Black Hawk, Colorado (the “Monarch Casino Black Hawk”); and real estate proximate to the Atlantis and Monarch Casino Black Hawk.

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) received approval from the Nevada Gaming Commission on August 23, 2012, which approval was extended three times, each for an additional six month period, for a license as an operator of interactive gaming. The Company decided to allow the approval to lapse pending a change in market conditions that would support the Company’s investment in this line of business. Monarch Interactive is not currently engaged in any operating activities. In Nevada, legal interactive gaming is currently limited to intrastate poker.

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

Through an enclosed skywalk, Atlantis is the only hotel facility to be physically connected to the Reno-Sparks Convention Center. The Reno-Sparks Convention Center offers approximately 500,000 square feet of leasable exhibition, meeting room, ballroom and lobby space.

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

The Atlantis hotel rooms feature design and furnishings consistent with the highest quality in the Northern Nevada market as well as nine-foot ceilings, which create an open and spacious feel. The third hotel tower features a four-story waterfall with an adjacent year-round swimming pool in a climate controlled, five-story glass enclosure, which shares an outdoor pool deck with a seasonal outdoor swimming pool and year round whirlpool. The Salon at Atlantis is a full service salon overlooking the third floor sundeck and outdoor seasonal swimming pool and offers salon-grade products and treatments for hair, nails, skincare and body services for both men and women. Our Spa Atlantis is a high-end health spa located adjacent to the swimming area that offers treatments and amenities unique to our market. The hotel rooms on the spa floor feature décor that is themed consistent with the spa. Certain spa treatments are also available in spa floor hotel rooms. The hotel features glass elevators that rise the full 19 and 28 stories of the respective towers providing panoramic views of the Reno area and the Sierra Nevada mountain range. In 2012, our hotel was awarded with the prestigious AAA Four Diamond rating from the American Automobile Association, a rating we currently maintain.

The average occupancy rate and average daily room rate (“ADR”) at the Atlantis for the following periods were:

	Years ended December 31,
	2014	2013	2012
Occupancy rate	89.1%	89.5%	87.2%
ADR	$73.66	$77.78	$71.13

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

The Monarch Casino Black Hawk

The Monarch Casino Black Hawk is located approximately 40 miles west of Denver, Colorado and is the first casino encountered by visitors arriving from Denver, Colorado on Highway 119. The Monarch Casino Black Hawk features approximately 32,000 square feet of casino space, 710 slot machines, 11 table games, a 250 seat buffet-style restaurant, a snack bar and a parking structure with approximately 500 spaces. Currently the casino space is approximately 27,500 square feet and the slot machine count has been temporarily reduced to approximately 620 to accommodate redesign and upgrade work on the facility. Monarch owns a 1.5 acre land parcel contiguous to the Monarch Casino Black Hawk which is zoned for gaming that we plan to utilize for future expansion.

Since the acquisition of Monarch Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues. There is currently no hotel on the property. In September 2013, we opened a new buffet, which was an important step in our ongoing process of redesigning and upgrading the existing Monarch Casino Black Hawk facility. In December 2013, we began casino remodel and upgrade work. To minimize disruption, we have staged the work in three equal phases. The first phase of the remodel was completed and opened in August 2014. Work on the second phase is currently underway and is expected to be complete in the first quarter of 2015.  We estimate all phases of the redesign and upgrade work to be completed by the end of third quarter 2015.

Excavation and foundation work on the new parking structure is complete and we anticipate completing construction in late 2015. The 9-story parking structure will increase on-site parking from approximately 500 spaces to approximately 1,500 spaces.  Upon completion of the new parking structure, the existing parking structure will be razed to make room for the hotel tower.

Monarch expects to begin construction of the new hotel tower and casino expansion in the second quarter of 2016. The new 23-story tower will nearly double the existing casino space and will include approximately 500 hotel rooms, an upscale spa and pool facility, three additional restaurants and additional bars. Tower floors will be opened as they are finished beginning with the casino expansion and additional restaurants, with the expected opening of the entire tower in late 2017. The Company’s Master Planned Expansion of Monarch Black Hawk is more fully discussed in the CAPITAL SPENDING AND DEVELOPMENT section.

Acquisition, Improvements and Additional Expansion Potential

We identify and evaluate strategic expansion and acquisition opportunities through market and detailed financial analysis. We develop overall master plans and then execute each phase of the master plan after re-evaluation of the current market conditions and comparison against other capital investment opportunities.

We have continuously invested in upgrading our facilities. Capital expenditures were $21.7 million in 2014; $12.4 million in 2013; and $10.3 million in 2012. During 2014 and 2013, capital expenditures related primarily to the upgrade and master expansion plan of the Monarch Casino Black Hawk facility as well as acquisition of gaming equipment to upgrade and replace existing equipment at both of our properties. Capital expenditures in 2012 related primarily to purchases of gaming equipment and continued renovation and other general upgrades to both facilities.

Expansion potential at the Atlantis is twofold. First, we could further expand our existing hotel and casino, thereby providing more hotel rooms. Second, we could develop the 16-acre parcel we own across Virginia Street from the Atlantis. This site is connected to the Atlantis by the Sky Terrace and is currently used for surface parking and special events related to the Atlantis. Our 16-acre parcel meets all current Reno zoning requirements in the event we decide to build another resort casino or entertainment facility. We also own additional land adjacent to our two large sites that would facilitate expansion opportunities by allowing us to relocate certain of our administrative and other non-operational personnel and offices.

As discussed in the “Monarch Casino Black Hawk” section above, we own a 1.5 acre land parcel contiguous to the Monarch Casino Black Hawk which is zoned for gaming that we plan to utilize for expansion of that facility.

Marketing Strategy

Reno/Sparks.  Our marketing efforts are directed toward three broad consumer groups: leisure travelers, conventioneers and northern Nevada local residents.

The Reno/Sparks region is a major gaming and leisure destination with aggregate gaming revenues of approximately $670 million (as reported by the Nevada State Gaming Control Board for the twelve months ended December 31, 2014).

Our Atlantis revenues and operating income are principally dependent on the level of gaming activity at the Atlantis casino. Our predominant marketing goal is to utilize all of the Atlantis amenities to generate additional casino play. Our secondary goal is to maximize revenues from our hotel, food and beverage, spa, convention and meeting rooms, retail and other amenities.

We believe the Atlantis’ location south of downtown Reno (near the airport, near major freeway arteries and physically connected to the Reno-Sparks Convention Center) makes the facility appealing to all three groups.

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

Our players’ club, “Club Paradise,” allows our guests to be eligible to receive rewards and privileges based on the amount of their play, while allowing us to track play patterns through a computerized system. We use this information to determine appropriate levels of complimentary awards and to guide our direct marketing efforts. We believe that Club Paradise significantly enhances our ability to build guest loyalty and generate repeat guest visits.

Northern Nevada Residents:  We market to northern Nevada residents (referred to as “Locals”) on the basis of the Atlantis’ location and accessibility; convenient surface parking; gaming values; ambiance; friendly efficient service; quality and relative value of food and beverage offerings.

Black Hawk.  Our marketing efforts are directed toward patrons from the Denver metropolitan area and to Colorado mountain areas. Black Hawk is approximately 40 miles west of Denver.

Our Monarch Casino Black Hawk revenues and operating income are principally dependent on the level of gaming activity in the Black Hawk market. Our predominant marketing goal is to provide a desired mix of high quality gaming products in an attractive setting while providing superior food and beverage offerings. We have begun redesign and upgrade work on the existing facilities, and have begun work on our master expansion plan, to offer a full complement of amenities to satisfy all of our guests’ requirements during their visit.

Competition

Reno/Sparks.  Gaming competition in the Reno area is intense. Based on information obtained from the December 31, 2014 Gaming Revenue Report published by the Nevada State Gaming Control Board, there are approximately 14 casinos in the Reno-Sparks area which each generated more than $12.0 million in annual gaming revenues.

We believe that the Atlantis’ primary competition for leisure travelers comes from other large-scale casinos that offer amenities that appeal to middle to upper-middle income guests. We compete for leisure travelers on the basis of the desirability of our location, the quality and ambiance of the Atlantis facility, friendly, efficient service, the quality and relative value of our rooms and food and beverage offerings, entertainment offerings, promotions and gaming values. We believe that our location away from downtown Reno is appealing to first-time and more affluent guests.

We believe that the Atlantis’ primary competition for conventioneers comes from other large-scale hotel casinos in the Reno area that actively target the convention market segment, and from other cities in the western United States with large convention facilities and substantial hotel capacity, including Las Vegas. We compete for conventioneers based on the desirability of our location, the quality and ambiance of the Atlantis facility, meeting and banquet rooms designed to appeal to conventions and groups, friendly, efficient service, and the quality and relative value of our rooms and food and beverage offerings. We believe that the Atlantis’ proximity to the Reno-Sparks Convention Center, and the enclosed pedestrian skybridge that connects the Atlantis directly with the Reno-Sparks Convention Center facilities, affords us a distinct competitive advantage in attracting conventioneers.

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

The Atlantis also competes for gaming guests with hotel casino operations located in other parts of Nevada, especially Las Vegas and Lake Tahoe, and with hotel casinos, located elsewhere throughout the United States and the world. Major Native American owned facilities in central and northern California have been very successful, adversely impacting many hotel casinos in Reno. We believe that the Atlantis also competes to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors and other forms of legalized gaming, particularly in northern California and the Pacific Northwest. We believe our numerous amenities, such as a wide array of restaurants, banquet facilities, spa and surface parking are key advantages in our ability to attract Locals that competitor facilities cannot easily match without significant capital expenditures.

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

Black Hawk.  There is strong competition in the concentrated Black Hawk/Central City area gaming market including approximately 24 casinos, which generated more than $620 million in annual gaming revenues for the twelve months ended December 31, 2014 according to the Colorado Division of Gaming.

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

We believe that the Monarch Casino Black Hawk’s primary competition for visitors comes from larger-scale casinos in the market which offer amenities that appeal to the guest’s entire vacation experience including hotel, broader dining choices as well as other amenities. We compete for patrons on the basis of the desirability of our location, which is the first casino encountered when entering the area on the main thoroughfare, as well as the attractive setting, friendly, efficient service, quality and relative value of our food and beverage offerings, promotions and gaming values.

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

Golden Road, our subsidiary which operates the Atlantis, is required to be licensed by the Nevada Gaming Authorities. This gaming license requires the periodic payment of fees and taxes and is not transferable. We are registered by the Nevada Gaming Commission as a publicly traded corporation, or Registered Corporation. As such, we are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and to furnish any other information that the Nevada Gaming Commission may require. No person may become a stockholder of, or receive any percentage of profits from Golden Road without first obtaining licenses and approvals from the Nevada Gaming Authorities. Golden Road and Monarch have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with Golden Road or Monarch in order to determine whether that individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and key employees of Golden Road must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in gaming activities of Golden Road may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensure on suitability for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. Applicants for licensing or a finding of suitability must pay all costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities also have jurisdiction to disapprove a change in a corporate position.

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

The Nevada Act requires any person who acquires more than 5% of Monarch’s voting securities to report the acquisition to the Nevada Gaming Commission. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 25%, of our voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if the institutional investor holds the voting securities for investment purposes only. If the acquisition is above 20% of the voting securities, the institutional investor may also apply for a waiver of the requirement for an approval of a change of control. An institutional investor is not deemed to hold voting securities for investment purposes unless the securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action that the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

We are, in certain circumstances, required to receive approval from the Nevada Gaming Commission before we can make exceptional repurchases of voting securities above their current market price and before we can consummate a corporate acquisition opposed by management. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the board of directors in response to a tender offer made directly to a Registered Corporation’s stockholders for the purposes of acquiring control of the Registered Corporation.

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

There are various classes of retail liquor licenses which may be issued under the Colorado Liquor Code. A gaming licensee may sell malt, vinous or spirituous liquors only by the individual drink for consumption on the premises. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority prior to approval. The Colorado Department of Revenue’s Liquor Enforcement Division must also approve the application. Monarch Casino Black Hawk has been approved for a restaurant liquor license by both the local Black Hawk licensing authority and the State Division of Liquor Enforcement.

2014 Equity Incentive Plan

On May 21, 2014, the Company’s stockholders adopted its 2014 Equity Incentive Plan (the “2014 Plan”). The purposes of the 2014 Plan are to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of the Company’s business. For additional information regarding the 2014 Plan, see Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements, Note 9.

Employees

As of February 9, 2015, we had approximately 2,100 employees. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

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

THE RECENT RECESSION MAY CONTINUE TO IMPACT OUR BUSINESS

The recent global and U.S. recession has had and may continue to have an adverse impact on our business. The U.S. economy continues to experience some weakness following a severe recession, which resulted in increased unemployment, decreased consumer spending and a decline in housing values. While the U.S. economy has slowly emerged from the recession, high levels of unemployment have continued to persist. In addition, while the Federal Reserve took policy actions to promote market liquidity and encourage economic growth following the recession, such actions are now being curtailed as signs of improvement in the economy have emerged, and the impact of these monetary policy actions on the recovery is uncertain. If the economic recovery slows or stalls, or if the economy experiences another recession, we may experience a material adverse effect on our business, results of operations and financial condition. Declines in real estate values in Reno, Denver and the U.S. or elsewhere and continuing credit and liquidity concerns could have an adverse effect on our results of operations.

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

CERTAIN OF OUR STOCKHOLDERS OWN LARGE INTERESTS IN OUR CAPITAL STOCK AND MAY SIGNIFICANTLY INFLUENCE OUR AFFAIRS

John Farahi and Bob Farahi, officers and directors of the Company, together with their brother Ben Farahi, beneficially own approximately 41% of the Company’s outstanding shares of common stock. As such, members of the Farahi family, if voting together, have the ability to significantly influence our affairs, including the election of members of the board of directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL

Our ability to make payments on and to refinance our indebtedness and to fund future capital expenditures and expansion efforts will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. It is possible that our business will generate insufficient cash flows from operations, or that future borrowings will not be available to us under our Credit Facility (defined below), in amounts sufficient to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We believe that we will need to refinance all or a portion of our indebtedness at maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all.

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

As competitive pressures increase, other casinos in our markets may intensify their marketing efforts. Increased competitive pressures in the local markets could adversely impact our ability to continue to attract local residents to the Atlantis and the Monarch Casino Black Hawk or require us to use more expensive, and therefore, less profitable promotions to compete more efficiently. Competitive pressures from internet gaming could also affect our future operations.

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding the Atlantis, and are in the process of renovating and expanding the Monarch Casino Black Hawk. Our competitors have also invested in expanding their existing facilities and developing new facilities. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in our markets, and this intense competition can be expected to continue. In addition, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.

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

We also believe that the legalization of additional casino gaming in or near any major metropolitan area in the Atlantis’ or Monarch Casino Black Hawk’s key marketing areas could have a material adverse impact on our business.

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

WE OWN FACILITIES THAT ARE LOCATED IN AREAS THAT EXPERIENCE EXTREME WEATHER CONDITIONS

Extreme weather conditions may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. Snowstorms, other adverse weather conditions or forest or range fires may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. If there is a prolonged disruption at either our Atlantis or Monarch Casino Black Hawk properties due to extreme weather conditions, natural disasters, catastrophic events or other acts of God, our results of operations and financial condition could be materially adversely affected.

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

We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. The Monarch Casino Black Hawk is located within an area of historic mining activity and near superfund sites that have been the subject of state and federal clean-up actions. Although the Monarch Casino Black Hawk is not part of a superfund site, the fact that such sites are in the vicinity and that mining activities occurred throughout the area, it is possible that as a result of our ownership and operation of Monarch Casino Black Hawk (on which mining may have occurred in the past), we may incur costs related to this matter in the future. Furthermore, there may have been soil or groundwater contamination at certain of our properties resulting from current or former operations. None of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

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

CHANGES IN REGULATIONS ON LAND USE REQUIREMENTS COULD ADVERSELY IMPACT OUR BUSINESS

A change in regulations on land use requirements with regard to development of new hotel casinos in the proximity of the Atlantis and the Monarch Casino Black Hawk could have an adverse impact on our business, results of operations, and financial condition. A relaxation in such regulations could make it easier for competitors to enter our immediate market. A tightening of such regulations could adversely impact our future expansion opportunities.

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

OUR EXPANSION AND RENOVATION PROJECTS MAY FACE SIGNIFICANT RISKS INHERENT IN CONSTRUCTION PROJECTS

We expect to commence additional expansion and renovation projects at the Monarch Casino Black Hawk in the future.

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

OUR ABILITY TO OPERATE INTRASTATE INTERACTIVE POKER IN NEVADA IS SUBJECT TO A NUMBER OF FACTORS

Monarch’s wholly owned subsidiary Monarch Interactive received approval from the Nevada Gaming Commission on August 23, 2012, which approval was extended three times, each for an additional six-month period, for a license as an operator of interactive gaming. The Company decided to allow the approval to lapse pending a change in market conditions that would support the Company’s investment in this line of business. Monarch Interactive is not currently engaged in any operating activities. In Nevada, legal interactive gaming is currently limited to intrastate poker.

Even with the approval that was allowed to lapse, our ability to offer interactive poker in the State of Nevada is subject to a number of preconditions, including payment of a $500,000 license fee.

WE FACE INFORMATION TECHNOLOGY RISKS, INCLUDING CYBER AND PHYSICAL SECURITY BREACHES

We rely on information technology and other systems to maintain and transmit customer financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. The systems and processes we have implemented to protect customers, employees and company information are subject to the ever-changing risk of compromised security. These risks include cyber and physical security breaches, system failure, computer viruses, and negligent or intentional misuse by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful and our insurance coverage for protecting against cybersecurity risks may not be sufficient. Any disruption, compromise or loss of data or systems that results from a cybersecurity attack or breach could materially adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

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

(d)  Leased land consisting of approximately 37,400 square-feet adjacent to the Atlantis serving as a driveway entrance to the Atlantis. The lease term ends in 2019. For a further description of the lease terms, see Item 8, “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements, Note 5”.

(e)  An approximate 2.3-acre site adjacent to the Administrative Site which is currently unused.

(f)  An approximate 5.3-acre site with a 14,376 square foot building across Coliseum Way from the Atlantis which is currently unused.

Black Hawk, Colorado Properties:

(a)  An approximate 1.6 acre site on which the Monarch Casino Black Hawk is situated including the casino and parking structure.

(b)  An approximate 1.8-acre site in Black Hawk, Colorado contiguous to the Monarch Casino Black Hawk. A new parking structure is currently under construction on this land site.

Our Credit Facility is secured by liens on substantially all of our real and personal property.

ITEM 3. LEGAL PROCEEDINGS

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock trades on The NASDAQ Stock Market under the symbol MCRI. The following table sets forth the high and low sales prices of our common stock, as reported by the NASDAQ Stock Market, during the periods indicated.

	2014		2013
	High	Low	High	Low
First quarter	$20.39	$17.20	$11.97	$8.64
Second quarter	$19.72	$14.38	$17.22	$9.29
Third quarter	$16.23	$11.90	$21.00	$16.35
Fourth quarter	$17.73	$11.22	$22.12	$16.33

Stockholders. As of March 5, 2015, there were approximately 70 holders of record of our common stock, and approximately 2,000 beneficial stockholders.

Dividends. We have never paid dividends. We presently intend to retain earnings and use free cash flow to finance our operating activities, for capital expenditures and to pay down our debt. We do not anticipate declaring cash dividends in the foreseeable future. Our bank loan agreement also contains provisions that require the achievement of certain financial ratios before we can pay or declare dividends to our stockholders. See Item 8, “FINANCIAL STATEMENTS AND SUPPLIMENTAL DATA, Notes to Consolidated Financial Statements, Note 6.”

Securities Authorized for Issuance under Equity Compensation Plans. For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12, “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

There have been no unregistered sales of equity securities in 2014.

STOCK PERFORMANCE GRAPH

The following chart reflects the cumulative total return (change in stock price plus reinvested dividends) of a $100 investment in the Company’s Common Stock from the five-year period from December 31, 2009 through December 31, 2014, in comparison to the Standard & Poor’s 500 Composite Stock Index and an industry peer group index. The comparisons are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Monarch Casino & Resort, Inc.	100.00	154.32	125.80	134.69	247.90	204.81
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
MCRI Peer Group 2014 Index*	100.00	224.58	211.76	243.88	427.83	339.15

*MCRI Peer Group 2014 comprised of:  Boyd Gaming Corp (BYD); Isle of Capri Casinos, Inc. (ISLE); Las Vegas Sands Corp. (LVS);

MGM Resorts International (MGM); Nevada Gold & Casinos, Inc. (UWN); Penn National Gaming, Inc. (PENN);

Pinnacle Entertainment, Inc. (PNK); and Wynn Resorts, Ltd (WYNN)

Repurchases

On October 22, 2014, the board of directors authorized a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, the board of directors authorized a program to repurchase up to 3,000,000 shares of our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. The Repurchase Plan does not obligate us to acquire any particular amount of common stock and the plan may be suspended at any time at our discretion, and it will continue until exhausted. The actual timing, number and value of shares repurchased under the Repurchase Program will be determined by management at its discretion and will depend on a number of factors, including the market price of our stock, general market economic conditions and applicable legal requirements. We have made no purchases under the Repurchase Plan.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended December 31,
	(Amounts in thousands, except per share amounts)
	2014		2013		2012		2011		2010
OPERATING RESULTS
Casino revenues	$145,134		$149,916		$128,831		$92,420		$95,319
Other revenues	84,441		82,001		75,160		71,242		69,490
Gross revenues	229,575		231,917		203,991		163,662		164,809
Promotional allowances	(41,808)		(43,168)		(40,689)		(29,133)		(28,438)
Net revenues	187,767		188,749		163,302		134,529		136,371
Income from operations	22,219	(F1)	30,455	(F2)	15,983	(F3)	9,770	(F4)	14,033	(F5)
Income before income tax	21,115		28,595		13,959		8,856		12,575
Net income	$14,185		$17,961		$8,911		$5,676		$8,236

INCOME PER SHARE OF COMMON STOCK
Net income per common share
Basic	$0.85		$1.10		$0.55		$0.35		$0.51
Diluted	$0.83		$1.06		$0.55		$0.35		$0.51

Weighted average number of common shares and potential common shares outstanding
Basic	16,734		16,302		16,140		16,138		16,131
Diluted	17,107		16,944		16,250		16,231		16,206

OTHER DATA
Depreciation and amortization	$17,824		$16,638		$16,651		$13,380		$13,281
Other expense		$(1,104)	$(1,860)		$(2,024)		$(914)		$(1,458)
Capital expenditures (F6)	$21,719		$12,400		$10,329		$17,392		$6,815

BALANCE SHEET DATA
Total assets	$252,301		$244,523		$248,120		$179,600		$179,734
Long-term debt, less current maturities	$46,300		$53,800		$81,100		$24,680		$28,600
Stockholders’ equity (F7)	$176,951		$163,880		$140,848		$130,516		$22,582

Footnotes to Selected Financial Data:

(F1) 2014 includes $1.9 million of expense related to the campaign against the proposed 2014 ballot initiative to expand gaming in Colorado.

(F2) 2013 includes $0.6 million benefit from the reversal of sales tax expense accrual as a result of the State of Nevada Department of Taxation ruling on complimentary and employee meals.

(F3) 2012 includes $2.2 million of non-recurring acquisition expense directly related to our acquisition of the Monarch Casino Black Hawk in April 2012.

(F4) 2011 includes a $3.5 million one-time, non-cash charge related to the demolition of a free standing building on a parcel near the Atlantis and $1.0 million of non-recurring acquisition expense related to our acquisition of the Monarch Casino Black Hawk in April 2012.

(F5) 2010 includes a $414 thousand one-time charge related to the demolition of the Company’s 149 room motor lodge.

(F6) Includes amounts financed with debt or capitalized lease obligations.

(F7) We paid no dividends during the five year period ended December 31, 2014.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. The consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See “FORWARD LOOKING STATEMENTS” section preceding Item 1, Business.

OVERVIEW OF OUR BUSINESS

Monarch Casino & Resort, Inc., through its direct and indirect wholly-owned subsidiaries, Golden Road Motor Inn, Inc. (“Golden Road”), Monarch Growth Inc. (“Monarch Growth”), Monarch Black Hawk, Inc. (“Monarch Black Hawk”), High Desert Sunshine, Inc. (“High Desert”), Golden North, Inc. (“Golden North”) and Golden East, Inc. (“Golden East”) owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”), the Monarch Casino Black Hawk in Black Hawk, Colorado (the “Monarch Casino Black Hawk”), and real estate proximate to the Atlantis and Monarch Casino Black Hawk.

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) received approval from the Nevada Gaming Commission on August 23, 2012, which approval was extended three times, each for an additional six-month period, for a license as an operator of interactive gaming. The Company decided to allow the approval to lapse pending a change in market conditions that would support the Company’s investment in this line of business. Monarch Interactive is not currently engaged in any operating activities. In Nevada, legal interactive gaming is currently limited to intrastate poker.

Our operating assets are the Atlantis and the Monarch Casino Black Hawk. Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and at the Atlantis, our hotel operations. The Monarch Casino Black Hawk does not have a hotel; however, we are in the process of renovations that will include a hotel. See Item 1, “BUSINESS - THE MONARCH CASINO BLACK HAWK.” We focus on delivering exceptional service and value to our guests. Our hands-on management style focuses on customer service and cost efficiencies.

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

OPERATING RESULTS SUMMARY

Our operating results may be affected by, among other things, competitive factors, gaming tax increases, the commencement of new gaming operations, construction at our facilities, general public sentiment regarding travel, overall economic conditions and governmental policies affecting the disposable income of our patrons and weather conditions affecting our properties, as well as those matters discussed in “Item 1A. RISK FACTORS” above.

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis:  Aggressive marketing programs by our competitors have posed challenges to us. For the year ended December 31, 2013, statistics released by the Nevada Gaming Control Board showed growth in northern Nevada and in the Reno/Sparks gaming market. For the year ended December 31, 2014, compared to the same period ended December 31, 2013, the market was flat. We anticipate that the unstable macroeconomic climate nationally and in the northern Nevada, combined with the aggressive marketing programs of our competitors, will continue to apply pressure on Atlantis revenue.

Monarch Black Hawk:  Since the acquisition of Monarch Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues. There is currently no hotel on the property. In September 2013, we opened a new buffet, which was an important step in our ongoing process of redesigning and upgrading the existing Monarch Casino Black Hawk facility. In December 2013, we began a project to remodel and upgrade the casino. To minimize disruption, we staged the work in three equal phases. The first phase of the remodel was completed and opened in August 2014. Work on the second phase is currently underway and is expected to be complete in the first quarter of 2015. We estimate all phases of the redesign and upgrade work to be completed by the end of the third quarter 2015. The excavation and foundation work for the facility’s new parking structure has been completed and the new parking is anticipated to open in late 2015. Monarch expects to begin construction of its new hotel tower and casino expansion in the second quarter of 2016. Once completed, the Monarch Black Hawk expansion will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants, additional bars, a new parking structure and associated support facilities. The planned nine story parking structure will increase total parking on site from approximately 500 spaces to approximately 1,500 spaces. Upon completion of the new parking structure, the existing parking structure will be demolished to make space for the hotel tower.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Twelve-Month Periods Ended December 31, 2014 and 2013

For the year ended December 31, 2014, our net income totaled $14.2 million, or $0.83 per diluted share, compared to net income of $18.0 million, or $1.06 per diluted share for the same period of 2013, reflecting a 21.1% decline in net income and a 21.7% decline in diluted earnings per share. Net revenues totaled $187.8 million in the current year, reflecting a $1.0 million, or 0.5% decline in net revenues compared to the same period in 2013. Income from operations for the year ended December 31, 2014 totaled $22.2 million compared to $30.5 million for the same period in 2013, representing a 27.2% decline in income from operations.

Casino revenues decreased 3.2% in the year ended December 31, 2014 compared to the same period of 2013 driven by lower casino revenues at both the Monarch Casino Black Hawk and the Atlantis. The decrease in Monarch Casino Black Hawk revenues is primarily due to disruption from the ongoing upgrade and remodel construction work combined with the effect of the substitution of cash voucher promotions for free play credits at the Monarch Casino Black Hawk. To accommodate construction at Black Hawk, we have had to reduce the number of slot machines on the gaming floor by approximately 13%. During a portion of the prior year we offered certain patrons cash voucher promotions which were recognized as promotional allowance while free play credits are recognized as a reduction of casino revenues. In August 2013, the Company discontinued the issuance of cash vouchers in favor of free play credits which were legalized in Colorado at that time. The decrease in casino revenues at the Atlantis was driven primarily by lower business volume. Casino operating expenses as a percentage of casino revenue increased to 42.4% in the twelve months of 2014, compared to 39.8% in the twelve months of 2013 due to lower casino revenues combined with higher Complimentaries (defined in the CRITICAL ACCOUNTING POLICIES AND ESTIMATES section below) and payroll and related employee benefits expenses.

Food and beverage revenues for the twelve months of 2014 increased 5.4% over the same period in 2013, due to a 2.7% increase in average revenue per cover, combined with a 2.6% increase in total covers served. Food and beverage operating expenses as a percentage of food and beverage revenues in the twelve months of 2014 were 40.9% compared to 40.4% in the twelve months of 2013 due to an increase in cost of sales as a result of commodity price increases and an increase in payroll expense.

Hotel revenues decreased 4.2% due to lower ADR of $73.66 for the year ended December 31, 2014 compared to $77.78 for the same period in 2013 and slightly lower hotel occupancy of 89.1% in 2014 compared to 89.5% in 2013. Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available, was $72.26 and $75.41 for years ended December 31, 2014 and 2013, respectively. We believe fewer conventions and meetings in the city of Reno during 2014 compared to 2013 contributed to both the lower ADR and REVPAR. Hotel operating expenses as a percent of hotel revenues in the twelve months of 2014 were 27.6% and are in line with the prior year same period.

Other revenues increased 7.4% in 2014 compared to 2013 driven primarily by increased Atlantis spa and salon revenue and commission revenue.

Promotional allowances as a percentage of gross revenues decreased to 18.2% during 2014 compared to 18.6% in 2013. This decrease was driven primarily by the substitution of cash voucher promotions for free play credits at the Monarch Casino Black Hawk as discussed above, partially offset by an increase in complimentary expense.

Selling, general and administrative (“SG&A Expense”) expense increased to $53.0 million in the twelve months of 2014 from $52.3 in the same period of 2013 primarily due to: i) higher salaries, wages and related taxes expenses by $1.1 million, ii) higher sales tax expense by $0.4 million due to the reversal of accumulated sales tax expense accrual in 2013 as a result of the Nevada Tax Commission ruling that complimentary and employee meals were no longer subject to sales taxation, and iii) higher bad debt expense due to a credit of $0.3 million in 2013 resulted from an adjustment to reserve for accounts receivable, all partially offset by lower legal, accounting and other professional fees expense by $0.6 million and lower employee benefit expense by $0.5 million. As a percentage of net revenue, SG&A Expense increased to 28.2% in the year 2014 from 27.7% in the year 2013.

Depreciation and amortization expense increased to $17.8 million for the year ended December 31, 2014 as compared to $16.6 million for the same period in 2013 as a result of: i) accelerated depreciation on the parking structure at the Monarch Casino Black Hawk recognized in anticipation of its early removal from service as part of the expansion project, and ii) new assets related to the remodel and upgrade project at the Monarch Casino Black Hawk, all partially offset by lower depreciation expense at Atlantis due to assets from the 2008 Atlantis expansion and remodel becoming fully depreciated in July 2013.

The Company incurred an approximately $0.3 million and $0.2 million net loss on disposal of slot machines and other equipment in the years ended December 31, 2014 and 2013, respectively. In 2014 the Company incurred $1.9 million of expense related to the campaign against the proposed 2014 ballot initiatives to expand gaming in Colorado. The Company had no such expense in 2013.

During the year ended December 31, 2014 the Company paid down the principal balance on its Credit Facility by $7.5 million, which decreased the outstanding balance of the Credit Facility to $46.3 million at December 31, 2014 from $53.8 million at December 31, 2013. Interest expense, net of amounts capitalized, decreased to $1.1 million for the year 2014 from $1.9 million for the year 2013 primarily as a result of a lower interest rate driven by our lower leverage ratio combined with lower average outstanding borrowings in 2014 compared to 2013. See further discussion of our Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Twelve-Month Periods Ended December 31, 2013 and 2012

For the year ended December 31, 2013, our net income totaled $18.0 million, or $1.06 per diluted share, reflecting an increase of $9.0 million, or 102% in net income, and $0.51, or 93% per diluted share, compared to the year ended 2012. Net revenues totaled $188.7 million for the twelve months ended December 31, 2013, an increase of $25.4 million or 15.6% over the same period in 2012. Income from operations for the twelve months ended December 31, 2013 totaled $30.5 million compared to $16.0 million for the same period in 2012 representing an increase of $14.5 million or 91%.

We acquired Monarch Black Hawk on April 26, 2012, and therefore, Black Hawk’s results for the year ended December 31, 2012 reflect its operations only for the period subsequent to its acquisition. Because of this, the results for the year ended December 31, 2013 are not comparable to 2012 which reflects only partial year results. The amounts of net revenue and operating income of Monarch Black Hawk included in the Company’s consolidated statement of income, after elimination of intercompany transactions, for the year ended December 31, 2013 and 2012 (reflecting only operations since April 26, 2012) are as follows (in millions):

	Twelve months ended December 31,
	2013	2012
Net revenue	$47.5	$29.7
Income from operations	$11.6	$6.3

Casino revenues increased 16.4% primarily due to higher casino revenue in Monarch Black Hawk as a result of 2012 casino revenue representing partial year results. Casino revenue in Atlantis increased 3.1%. Casino operating expenses as a percentage of casino revenues decreased to 39.8% as compared to 41.4% in the prior year primarily due to the revenues increase.

Food and beverage revenues increased 8.0% during the year driven by a 2.6% increase in covers served combined with a 1.0% increase in the average revenue per cover at Atlantis and the increase in Black Hawk food and beverage revenue as a result of 2012 representing partial year results. Food and beverage operating expenses as a percentage of food and beverage revenues increased from 40.2% in the year ended December 31, 2012 to 40.4% in the same period in 2013 due primarily to higher food commodity prices.

Hotel revenues increased 12.3% due to higher ADR of $77.78 in 2013 compared to $71.13 in 2012 and higher hotel occupancy of 89.5% during 2013 compared to 87.2% during 2012. REVPAR was $75.41 and $66.98 for the years ended December 31, 2013 and 2012, respectively. Hotel operating expenses as a percent of hotel revenues in 2013 were 27.5% and are in line with the 2012.

Promotional allowances as a percentage of gross revenues decreased to 18.6% during 2013 from 19.9% during 2012. This decrease was primarily the result of increased revenue and modified utilization of the promotional programs.

SG&A Expense for 2013 increased by $4.2 million, or 8.7%, compared to prior year. A $3.2 million of this increase represents SG&A Expense from the Monarch Casino Black Hawk operation for the period beginning January 1, 2013 through April 26, 2013 for which the prior year reflects no expense (Monarch Black Hawk was acquired on April 26, 2012). The primary drivers of the remaining $1.0 million increase in SG&A Expense are: i) higher payroll and related taxes and benefits expense of $1.6 million; and ii) higher professional fees by $0.5 million, partially, offset by a $1.1 million decrease in use tax expense on complimentary meals as a result of the State of Nevada Department of Taxation ruling, which affected the entire Nevada hotel-casino industry, that complimentary and employee meals were no longer subject to taxation.

Depreciation and amortization expense slightly decreased to $16.6 million for the year ended December 31, 2013 as compared to $16.7 million for the year ended December 31, 2012 as a result of the decrease in depreciation expense for Atlantis property due to assets from 2008 Atlantis expansion being fully depreciated by July 2013 and partially offset by the increase in depreciation expense for the Monarch Casino Black Hawk property due to the fact that 2013 represents a full year of Monarch Casino Black Hawk depreciation and amortization expense while 2012 represents depreciation and amortization expense for the period only after the acquisition (we acquired Monarch Casino Black Hawk on April 26, 2012).

During 2012, the Company incurred $2.2 million of non-recurring acquisition expenses, comprised primarily of professional fees, directly related to the acquisition of Monarch Black Hawk. No such expenses were incurred in 2013.

During 2013, the Company paid down the principal balance on its Credit Facility by $27.3 million, which decreased the outstanding balance of the Credit Facility to $53.8 million at December 31, 2013 from $81.1 million at December 31, 2012. Interest expense decreased to $1.9 million in the year 2013 from $2.0 million in the year 2012 as a result of a lower loan balance combined with lower interest rates on our Credit Facility driven by our lower leverage ratio. See further discussion of our Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests. Capital expenditures during the years ended December 31, 2014 and 2013 were as follows (in thousands):

Capital Expenditures:

	2014	2013
Atlantis	$4,223	$3,813
Monarch Black Hawk	17,496	8,587
	$21,719	$12,400

During the twelve months ended December 31, 2014 and 2013, capital expenditures related primarily to the redesign and upgrade of the Monarch Casino Black Hawk property as well as acquisition of gaming equipment to upgrade and replace existing equipment in the Monarch Casino Black Hawk and the Atlantis. In 2013 at Monarch Casino Black Hawk capital expenditures were made for the new buffet, remodeling of restrooms and temporary casino area. In December 2013, we started a three-phase casino floor remodel and upgrade project. The first phase of the remodel was completed and opened in August 2014.

Master Planned Expansion of the Monarch Casino Black Hawk

The Company has completed a master plan to expand and convert the Monarch Casino Black Hawk into a full-scale casino resort. The project will feature an approximately 500-room hotel tower and will nearly double the size of the existing casino while adding three new restaurants and a new parking structure that will increase on-site parking from approximately 500 spaces to 1,500 spaces.

In October 2012, the Company began an extensive renovation and upgrade of Monarch Casino Black Hawk. To-date, the Company has upgraded the property’s food and beverage operations (including an all-new buffet) and completed the first phase of a three-phase renovation and upgrade of the existing casino floor (including a new front entrance and cabaret lounge). Monarch expects to complete phase two of the renovation next month and phase three in the third quarter of 2015. The Company’s plans also call for the exterior of the existing facilities to be refinished to match the master planned expansion. The remaining cost of the upgrade and renovation is expected to be approximately $17-$19 million, all of which is expected to be funded from operating cash flow.

The excavation and foundation work for the facility’s new parking structure has been completed. The 9-story parking structure will increase on-site parking from approximately 500 spaces to approximately 1,500 spaces and is anticipated to open in late 2015. Upon completion of the new parking structure, the existing parking structure will be razed to make room for the hotel tower. The remaining cost of the parking structure-related work is expected to be approximately $33-$36 million, which the Company expects to fund primarily from operating cash flow and, to a lesser extent, from its credit facility.

Monarch expects to begin construction of the new hotel tower and casino expansion in the second quarter of 2016. The new 23-story tower will nearly double the existing casino space and will include approximately 500 hotel rooms, an upscale spa and pool facility, three additional restaurants and additional bars. Tower floors will be opened as they are finished beginning with the casino expansion and additional restaurants, with the expected opening of the entire tower in late 2017 at a total cost of approximately $229-$234 million. The cost is expected to be financed through a combination of operating cash flow and an expansion or replacement of the Company’s Credit Facility. The Company’s current credit facility will mature in November 2016, and before that time, the Company expects to negotiate a new or amended Credit Facility with sufficient borrowing capacity to complete the expansion.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2014, net cash provided by operating activities totaled $31.2 million, a decrease of approximately $4.9 million, or 13.6%, compared to the same period of the prior year. This decrease was primarily the result of a decrease in net income of $3.8 million combined with changes in ordinary working capital accounts, partially offset by an increase in depreciation expense.

Net cash used in investing activities totaled $19.8 million and $12.4 million in the years ended December 31, 2014 and December 31, 2013, respectively. Net cash used in investing activities during 2014 and 2013 consisted primarily of net cash used for redesigning and upgrading the Monarch Casino Black Hawk property and for acquisition of gaming equipment and general upgrades at the Atlantis property.

Net cash used in financing activities during the year ended December 31, 2014 of $9.1 million represented $7.5 million of payments made on our Credit Facility (see below) and $0.8 million in proceeds from the exercise of stock options net of $3.5 million in income taxes paid to satisfy minimum tax withholdings. Net cash used in financing activities during the year 2013 of $23.4 million represented $27.3 million of payments made on our Credit Facility, partially offset by $3.4 million in proceeds from the exercise of stock options.

As of December 31, 2014, our credit facility (“Credit Facility”) had total availability of $89.5 million of which $46.3 million was outstanding. The proceeds from the Credit Facility were utilized to finance the acquisition of Monarch Black Hawk and availability under the Credit Facility may be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.

The maturity date of the Credit Facility is November 15, 2016. Borrowings are secured by liens on substantially all of our real and personal property.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of our assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments. The Credit Facility contains covenants requiring that we maintain certain financial ratios and achieves a minimum level of Earnings-Before-Interest-Taxes-Depreciation and Amortization and other non-cash charges (“Adjusted EBITDA”) on a trailing four-quarter basis. It also contains provisions that restrict cash transfers between Monarch and its affiliates and contains provisions requiring the achievement of certain financial ratios before the Company can repurchase common stock or pay dividends. Management does not consider the covenants to restrict normal functioning of day-to-day operations.

As of December 31, 2014, we were required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 2.5:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1. As of December 31, 2014, the Company’s leverage ratio was 1.1:1, and the fixed charge coverage ratio was 30.0:1.

The maximum principal available under the Credit Facility is reduced by $1.5 million per quarter beginning June 30, 2013. We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and in multiples of $50,000. Maturities of the borrowings for each of the next three years and thereafter as of December 31, 2014 are as follows (in millions):

Year	Maturities
2015	$—
2016	46.3
$46.3

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

At December 31, 2014, our leverage ratio was such that pricing for borrowings under the Credit Facility was LIBOR plus 1.5%. At December 31, 2014, the one-month LIBOR interest rate was 0.17%. The carrying value of the debt outstanding under the Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

OFF-BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis. The Shopping Center is controlled by an entity whose owners include our controlling stockholders. As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to increase every year beginning in the 61st month based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three individual five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $350 thousand in lease payments for the leased driveway space at the Shopping Center during the fiscal year ended December 31, 2014.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of December 31, 2014 and the next five years and thereafter are as follows (in millions):

	Payment due by period (1)
	Total	Less than 1 year	1 to 3 years	3 to 5 years
Operating Leases (2)	$1.9	$0.4	$0.8	$0.7
Purchase Obligations (3)	8.0	8.0	—	—
Construction Contracts (4)	36.0	29.8	6.2	—
Borrowings Under Credit Facility (5)	46.3	—	46.3	—
Total Contractual Cash Obligations	$92.2	$38.2	$53.3	$0.7

(1)  Because interest payments under our Credit Facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable. These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings. The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 1.25% to 2.50% depending on our leverage ratio. The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter. Based on our leverage ratio, at December 31, 2014 pricing was LIBOR plus 1.5% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At December 31, 2014, the one-month LIBOR rate was 0.17%.

(2) Operating leases include leased driveway usage and executive housing in Colorado.

(3) Purchase obligations represent approximately $3.2 million of commitments related to capital projects and approximately $4.8 million of materials and supplies used in the normal operation of our business. Of the total purchase order and construction commitments, approximately $8.0 million are cancelable by us upon providing a 30-day notice.

(4) Construction contracts obligations represent commitments related to remodel and expansion projects in Monarch Casino Black Hawk. $31.1 million of the commitment relates to construction of the new garage building, $2.3 million relates to construction of the new garage foundation and $2.6 million relates to the remodel of the casino floor of the existing facility.

(5) The amount represents outstanding draws against the Credit Facility as of December 31, 2014.

As described in the “ CAPITAL SPENDING AND DEVELOPMENT” section above, we have begun commencement of a substantial expansion of our Monarch Casino Black Hawk facility starting in 2014. While we have disclosed the estimated cost of that expansion, we have not entered into contracts for substantial portions of the work. For this reason, we have included in the table above only the amounts for which we have contractual commitments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain of our policies, including the estimated useful lives assigned to our assets, the determination of the allowance for doubtful accounts, self-insurance reserves, the calculation of income tax liabilities and the calculation of stock-based compensation, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on historical experience, terms of existing contracts, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodologies applied, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the Notes to Consolidated Financial Statements.

The consolidated financial statements include the accounts of Monarch and its subsidiaries. Intercompany balances and transactions are eliminated.

Allowance for Doubtful Accounts

The Company extends short-term credit to its gaming customers. Such credit is non-interest bearing and is due on demand. In addition, the Company also has receivables due from hotel guests which are primarily secured with a credit card at the time a customer checks in. An allowance for doubtful accounts is established for all Company receivables based upon the Company’s historical collection and write-off experience, unless situations warrant a specific identification of a necessary reserve related to certain receivables. The Company charges off its uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables approximates fair value due to the short-term nature of the receivables.

Self-insurance Reserves

We are currently self-insured up to certain stop loss amounts for Atlantis workers’ compensation and certain medical benefit costs provided to all of our employees. As required by the state of Colorado, we are fully-insured for Monarch Casino Black Hawk workers’ compensation costs. The Company reviews self-insurance reserves at least quarterly. The reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reports prepared by the third party plan administrator for any significant unpaid claims. The reserve is an amount estimated to pay both reported and unreported claims as of the balance sheet date. We believe changes in medical costs, trends in claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for this reserve. Unforeseen developments in existing claims, or the possibility that our estimate of unreported claims differs materially from the actual amount of unreported claims, could result in the over or under estimation of our self-insurance reserve.

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. The Company capitalized $152 thousand of interest during the year ended December 31, 2014. There was no capitalized interest recorded in years 2013 and 2012.

Casino Revenues

Casino revenues represent the net win from gaming activity, which is the difference between the amounts won and lost. Additionally, net win is reduced by a provision for anticipated payouts on slot participation fees, progressive jackpots and any pre-arranged marker discounts. Progressive jackpot provisions are recognized in two components: 1) as wagers are made for the share of player’s wagers that are contributed to the progressive jackpot award and 2) as jackpots are won for the portion of the progressive jackpot award contributed the Company.

Promotional Allowances

Our player program allows members, through the frequency of their play at the casino, to earn and accumulate points which may be redeemed for a variety of goods and services (“Complimentaries”). Points may be applied toward hotel room stays, food and beverage consumption at the food outlets, gift shop items as well as goods and services at the spa and beauty salon and for cash in our Monarch Casino Black Hawk property. Points earned may also be applied toward off-property events such as concerts, shows and sporting events.

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

Our income tax returns are subject to examination by tax authorities. We assess potentially unfavorable outcomes of such examinations based on accounting standards for uncertain income taxes. Under the accounting guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50.0% likelihood of being realized upon ultimate settlement. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure. The liability for unrecognized tax benefits is included in current and noncurrent tax liabilities, based on when expected to be recognized, within the consolidated balance sheets at December 31, 2014 and 2013.

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

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”). ASU No. 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08) gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test as appropriate. The Company tests its goodwill for impairment annually during the fourth quarter of each year, or whenever events or circumstances make it more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of the Company’s casino properties is considered to be a reporting unit. We perform qualitative analysis to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount by assessing the relevant events and circumstances. If that is the case, the Company utilizes two-step testing process. In the first step, the estimated fair value of each reporting unit is compared with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its estimated fair value, then the goodwill of the reporting unit is considered to be impaired, and impairment is measured in the second step of the process. In the second step, the Company estimates the implied fair value of the reporting unit’s goodwill by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. As of December 31, 2014, we had goodwill totaling $25.1 million related to the purchase of Monarch Black Hawk.

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

The fair value measurements relating to the acquired assets of Monarch Casino Black Hawk was determined using inputs within Level 2 and Level 3 of ASC 820’s hierarchy.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standard Board (“FASB”) issued an accounting standards update that amends the presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward in most cases. The standard update is effective for our 2014 financial statements. In complying with FASB, the Company has focused on three areas: 1) developing a process for identifying, recognizing, and measuring tax positions; 2) applying a consistent process and set of assumptions for evaluating tax positions; and 3) developing controls surrounding the ASC 740-10 process. These processes and related controls are designed to reduce to a low level the risk that significant tax uncertainties with a potential material effect on the Company’s financial statements have not been identified or appropriately analyzed. The Company believes it has no uncertain tax positions at this time and adopting this statement had no effect upon the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. The effective date for this update is for the annual and interim periods beginning after December 15, 2016. Early application is not permitted. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact the adoption of this standard will have on its Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation — Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for interim or annual reporting periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As of December 31, 2014, the Company did not have any share-based payment awards that include performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In August 2014, the FASB issued an accounting standard update that requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity’s ability to continue as a going concern exist when relevant conditions and events, consolidated and aggregated, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statement are issue. Currently, there is no guidance in U.S. GAAP for management’s responsibility to perform an evaluation. Under the update, management’s evaluation is to be performed when preparing financial statement for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact the adoption of this standard will have on the Company’s Consolidated Financial Statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of December 31, 2014 subject to market risk. As of December 31, 2014, we had $46.3 million of outstanding debt under our Credit Facility that was subject to credit risk. A 1% increase in the interest rate on the balance outstanding under the Credit Facility at December 31, 2014 would result in a change in our annual interest cost of approximately $0.5 million.

The Credit Facility is structured to reduce the maximum principal available by $1.5 million each quarter beginning June 30, 2013. As of December 31, 2014, the maximum principal available was $89.5 million. The Company may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monarch Casino & Resort, Inc.:

We have audited Monarch Casino & Resort, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Monarch Casino & Resort, Inc. and subsidiaries’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Monarch Casino & Resort, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Monarch Casino & Resort, Inc. and subsidiaries and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Monarch Casino & Resort, Inc.:

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Casino & Resort, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monarch Casino & Resort, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 13, 2015

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Casino	$145,134	$149,916	$128,831
Food and beverage	52,314	49,642	45,966
Hotel	21,733	22,679	20,200
Other	10,394	9,680	8,994
Gross revenues	229,575	231,917	203,991
Less promotional allowances	(41,808)	(43,168)	(40,689)
Net revenues	187,767	188,749	163,302

Operating expenses
Casino	61,583	59,646	53,331
Food and beverage	21,410	20,077	18,487
Hotel	5,992	6,241	5,578
Other	3,545	3,260	3,001
Selling, general and administrative	52,987	52,256	48,120
Depreciation and amortization	17,824	16,638	16,651
Loss (gain) on disposition of assets	343	176	(5)
Colorado ballot initiative costs	1,864	—	—
Acquisition expenses	—	—	2,156
Total operating expenses	165,548	158,294	147,319
Income from operations	22,219	30,455	15,983

Other expenses
Interest expense, net of amounts capitalized	(1,104)	(1,860)	(2,024)
Total other expenses	(1,104)	(1,860)	(2,024)

Income before income taxes	21,115	28,595	13,959
Provision for income taxes	(6,930)	(10,634)	(5,048)
Net income	$14,185	$17,961	$8,911

Earnings per share of common stock
Net income
Basic	$0.85	$1.10	$0.55
Diluted	$0.83	$1.06	$0.55

Weighted average number of common shares and potential common shares outstanding
Basic	16,734	16,302	16,140
Diluted	17,107	16,944	16,250

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$21,583	$19,330
Receivables, net	3,047	2,628
Income taxes receivable	1,139	608
Inventories	2,846	2,675
Prepaid expenses	4,021	2,830
Deferred income taxes	1,626	5,909
Total current assets	34,262	33,980
Property and equipment
Land	29,415	28,680
Land improvements	6,701	6,562
Buildings	150,821	150,828
Buildings improvements	18,142	15,897
Furniture and equipment	125,671	134,425
Construction in progress	15,672	4,891
Leasehold improvements	1,347	1,347
	347,769	342,630
Less accumulated depreciation and amortization	(167,498)	(166,993)
Net property and equipment	180,271	175,637
Other assets
Goodwill	25,111	25,111
Intangible assets, net	7,366	8,531
Deferred income taxes	4,682	350
Other assets, net	609	914
Total other assets	37,768	34,906
Total assets	$252,301	$244,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,933	$8,666
Construction accounts payable	1,790	—
Accrued expenses	19,327	18,177
Total current liabilities	29,050	26,843
Long - term debt	46,300	53,800
Total liabilities	75,350	80,643
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,812,794 outstanding at December 31, 2014; 16,482,768 outstanding at December 31, 2013	191	191
Additional paid-in capital	22,985	30,926
Treasury stock, 2,283,506 shares at December 31, 2014; 2,613,532 shares at December 31, 2013	(32,970)	(39,797)
Retained earnings	186,745	172,560
Total stockholders’ equity	176,951	163,880
Total liabilities and stockholders’ equity	$252,301	$244,523

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2011	16,138,158	$191	$33,179	$145,688	$(48,542)	$130,516
Exercise of stock options, including related tax benefit	9,166	—	(183)	—	236	53
Stock-based compensation expense	—	—	1,368	—	—	1,368
Net income	—	—	—	8,911	—	8,911
Balance, December 31, 2012	16,147,324	$191	$34,364	$154,599	$(48,306)	$140,848
Exercise of stock options	335,444	—	(5,071)	—	8,509	3,438
Excess tax benefit from stock-based compensation	—	—	413	—	—	413
Stock-based compensation expense	—	—	1,220	—	—	1,220
Net income	—	—	—	17,961	—	17,961
Balance, December 31, 2013	16,482,768	$191	$30,926	$172,560	$(39,797)	$163,880
Net exercise of stock options	330,026	—	(9,553)	—	6,827	(2,726)
Excess tax benefit from stock-based compensation	—	—	386	—	—	386
Stock-based compensation expense	—	—	1,226	—	—	1,226
Net income	—	—	—	14,185	—	14,185
Balance, December 31, 2014	16,812,794	$191	$22,985	$186,745	$(32,970)	$176,951

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$14,185	$17,961	$8,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,824	16,638	16,651
Amortization of deferred loan costs	305	305	304
Stock-based compensation	1,226	1,220	1,368
Excess tax benefit from stock-based compensation	(1,079)	(413)	—
Provision (recoveries) for bad debts	51	(230)	(8)
Loss (gain) on disposition of assets	343	176	(5)
Deferred income taxes	336	795	(240)
Changes in operating assets and liabilities, excluding the effect of Monarch Black Hawk acquisition:
Receivables	(470)	59	(31)
Inventories	(171)	(293)	(125)
Prepaid expenses	(1,191)	(194)	453
Accounts payable	(733)	604	(899)
Accrued expenses	1,150	342	164
Income taxes	(531)	(882)	(494)
Net cash provided by operating activities	31,245	36,088	26,049
Cash flows from investing activities:
Proceeds from sale of assets	84	48	14
Change in construction payable	1,790	—	—
Acquisition of property and equipment	(21,719)	(12,400)	(10,329)
Net cash paid for the Monarch Black Hawk acquisition	—	—	(66,747)
Net cash used in investing activities	(19,845)	(12,352)	(77,062)
Cash flows from financing activities:
Net exercise of stock options	(2,726)	3,438	53
Excess tax benefit from stock-based compensation	1,079	413	—
Principal payments on long-term debt	(7,500)	(27,300)	(21,340)
Borrowings under credit facility	—	—	77,760
Net cash (used in) provided by financing activities	(9,147)	(23,449)	56,473
Net increase in cash	2,253	287	5,460
Cash and cash equivalents at beginning of year	19,330	19,043	13,583
Cash and cash equivalents at end of year	$21,583	$19,330	$19,043

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$853	$1,472	$1,658
Cash paid for income taxes	$7,300	$10,690	$6,500
Cash paid for federal tax settlement	$—	$—	$1,120

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Monarch Casino & Resort, Inc., was incorporated in 1993 and through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”). Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”), Golden East, Inc. (“Golden East”) and Golden North, Inc. (“Golden North”), each own separate parcels of land located proximate to the Atlantis. Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, acquired Riviera Black Hawk, Inc., owner of the Riviera Black Hawk Casino on April 26, 2012. Riviera Black Hawk Casino was renamed Monarch Casino Black Hawk in October 2013. Monarch Growth also owns a parcel of land in Black Hawk, Colorado contiguous to the Monarch Casino Black Hawk. The Company has included the results of Monarch Casino Black Hawk in its consolidated financial statements since the date of acquisition.

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) received approval from the Nevada Gaming Commission on August 23, 2012, which approval was extended three times, each for an additional six-month period, for a license as an operator of interactive gaming. The Company has decided to allow the current approval to lapse pending a change in market conditions that would support the Company’s investment in this line of business. Monarch Interactive is not currently engaged in any operating activities. In Nevada, legal interactive gaming is currently limited to intrastate poker.

On October 22, 2014, the board of directors authorized a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, the board of directors authorized a program to repurchase up to 3,000,000 shares of the Company’s common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. The Repurchase Plan does not obligate the Company to acquire any particular amount of common stock and the plan may be suspended at any time at our discretion, and it will continue until exhausted. The actual timing, number and value of shares repurchased under the Repurchase Program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market economic conditions and applicable legal requirements. The Company has made no purchases under the Repurchase Plan.

The consolidated financial statements include the accounts of Monarch and its subsidiaries. Intercompany balances and transactions are eliminated. Certain amounts in the consolidated financial statements for the previous periods have been reclassified to be consistent with the current period presentation. These reclassifications had no effect on the previously reported net income. Reference to the number of square feet or acreage are unaudited and considered outside the scope of our independent registered public accounting firm’s audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

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

Allowance for Doubtful Accounts

The Company extends short-term credit to its gaming customers. Such credit is non-interest bearing and is due on demand. In addition, the Company also has receivables due from hotel guests which are primarily secured with a credit card at the time a customer checks in.  An allowance for doubtful accounts is set up for all Company receivables based upon the Company’s historical collection and write-off experience, unless situations warrant a specific identification of a necessary reserve related to certain receivables. The Company charges off its uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables approximates fair value due to the short-term nature of the receivables. In December 2013, the Company recorded an adjustment to its reserve for casino accounts receivable based on the results of historical collection patterns and current collection trends. For the year ended December 31, 2013, this adjustment benefitted income from operations by $0.3 million and net income by $0.2 million (or $0.01 per share on a fully diluted basis).  No such adjustment was made during the year ended December 31, 2014.

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

Inventories

Inventories, consisting primarily of food, beverages, and retail merchandise, are stated at the lower of cost or market. Cost is determined based on the weighted average, which approximates a first-in, first out method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment is depreciated principally on a straight line basis over the estimated useful lives as follows:

Land improvements	15-40 years
Buildings	30-40 years
Building improvements	5-40 years
Furniture	5-10 years
Equipment	3-20 years

The Company evaluates property and equipment and other long-lived assets for impairment in accordance with the guidance for accounting for the impairment or disposal of long-lived assets.  For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model.  For assets to be held and used, the Company reviews fixed assets for impairment annually during the fourth quarter of each year or whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset.  If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For the years ended December 31, 2014, 2013 and 2012, there were no impairment charges.

Change in Accounting Estimate of Depreciable Life of Monarch Casino Black Hawk Parking Structure

In December 2013, the Company began construction of a new parking facility at the Monarch Casino Black Hawk. Upon completion of that new structure, the Company plans to demolish the existing parking structure. At December 31, 2013, the existing parking structure had a net book value of approximately $4.8 million and a remaining depreciable life of approximately 37 years. The new parking facility was estimated to be completed on March 31, 2015. In accordance with ASC 250-10-45-17, effective January 1, 2014, the Company modified the estimated depreciable life of the existing parking structure to 15 months; the period from January 1, 2014 through the estimated demolition commencement date of March 31, 2015. As a result of this modification to the estimated depreciable life, depreciation expense of the existing parking structure increased by approximately $0.3 million per month (approximately $0.2 million net of tax). In July 2014, because of a delayed construction schedule, the Company revised the new parking facility completion date to December 31, 2015. At this time, the existing parking structure had a net book value of approximately $2.9 million. The Company modified the estimated depreciable life of the existing parking structure to 18 months; the period from July 1, 2014 through the revised estimated demolition commencement date of December 31, 2015. As a result of this modification, the increase in depreciation expense was adjusted to $0.2 million per month (approximately $0.1 million net of tax) for the period from July 1, 2014 through December 31, 2015. For the twelve months ended December 31, 2014, the effect of this change in estimate was an increase of depreciation expense by $2.9 million, a decrease of net income by $1.9 million and a decrease of basic and diluted earnings per share by $0.11.

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

 Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. As of December 31, 2014, we had goodwill totaling $25.1 million related to the purchase of Black Hawk, Inc. (see NOTES 3 and 11).

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

The customer relationship intangible asset represents the value associated with Monarch Casino Black Hawk’s rated casino guests. The initial fair value of the customer relationship intangible asset was estimated based on the projected net cash flows associated with these casino guests. The recoverability of the Company’s customer relationship intangible asset could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would impact the expected future cash flows associated with the rated casino guests, declines in the number of visitations which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying value of the customer relationship intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized. As of December 31, 2014 and December 31, 2013, the customer relationships net intangible asset balance was $7.4 million and $8.5 million, respectively.

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

The fair value measurements relating to the acquired assets of Monarch Casino Black Hawk was determined using inputs within Level 2 and Level 3 of ASC 820’s hierarchy.

Segment Reporting

The accounting guidance for disclosures about segments of an enterprise and related information requires separate financial information to be disclosed for all operating segments of a business. The Company determined that two of the Company’s operating segments, Atlantis and Monarch Casino Black Hawk, meet all of the aggregation criteria stipulated by ASC 280-10-50-11. The Company views each property as an operating segment and the two operating segments have been aggregated into one reporting segment. The December 31, 2013 financial information has been reclassified to be consistent with the current year presentation.

Self-insurance Reserves

We are currently self-insured up to certain stop loss amounts for Atlantis workers’ compensation and certain medical benefit costs provided to all of our employees. As required by the state of Colorado, we are fully-insured for Monarch Casino Black Hawk workers’ compensation costs. The Company reviews self-insurance reserves at least quarterly. The reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reports prepared by the third party plan administrator for any significant unpaid claims. The reserve is an amount estimated to pay both reported and unreported claims as of the balance sheet date, which management believes is adequate.

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. The Company capitalized $152 thousand of interest during the years ended December 31, 2014. There was no capitalized interest recorded in years ended December 31, 2013 and 2012.

Casino Revenues

Casino revenues represent the net win from gaming activity, which is the difference between wins and losses. Additionally, net win is reduced by a provision for anticipated payouts on slot participation fees, progressive jackpots and any pre-arranged marker discounts.

Promotional Allowances

The Company’s player program allows members, through the frequency of their play at the Company’s casino, to earn and accumulate points which may be redeemed for a variety of goods and services. Points may be applied toward room stays at the hotel, food and beverage consumption at the food outlets, gift shop items as well as goods and services at the spa and beauty salon and for cash at our Monarch Casino Black Hawk property. Points earned may also be applied toward off-property events such as concerts, shows and sporting events.

The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are primarily included in casino operating expenses and are as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Food and beverage	$22,855	$21,713	$20,464
Hotel	2,893	2,622	2,850
Other	1,732	1,777	1,857
	$27,480	$26,112	$25,171

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense, which is included in selling, general and administrative expense, was $5.2 million, $5.2 million and $4.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Under the accounting guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50.0% likelihood of being realized upon ultimate settlement. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure. The liability for unrecognized tax benefits is included in current and noncurrent tax liabilities, based on when expected to be recognized, within the consolidated balance sheets at December 31, 2014 and 2013.

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as casino expense in the accompanying Consolidated Statements of Income. These taxes totaled $16.0 million, $16.1 million and $12.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Years ended December 31,
	2014		2013		2012
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount

Basic	16,734	$0.85	16,302	$1.10	16,140	$0.55
Effect of dilutive stock options	373	(0.02)	642	(0.04)	110	—
Diluted	17,107	$0.83	16,944	$1.06	16,250	$0.55

The following options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and their inclusion would be antidilutive:

	Years ended December 31,
	2014	2013	2012
Options to purchase shares of common stock	563,633	418,071	1,518
Exercise prices	$16.66-$29.00	$21.65-$29.00	$11.00-$29.00
Expiration dates (month/year)	05/15-11/24	05/16-10/23	10/14-2/22

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

Impact of Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standard Board (“FASB”) issued an accounting standards update that amends the presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward in most cases. The standard update is effective for our 2014 financial statements. In complying with FASB, the Company has focused on three areas: 1) developing a process for identifying, recognizing, and measuring tax positions; 2) applying a consistent process and set of assumptions for evaluating tax positions and; 3) developing controls surrounding the ASC 740-10 process. These processes and related controls are designed to reduce to a low level the risk that significant tax uncertainties with a potential material effect on the Company’s financial statements have not been identified or appropriately analyzed. The Company believes it has no uncertain tax positions at this time and adopting this statement had no effect upon the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. The effective date for this update is for the annual and interim periods beginning after December 15, 2016. Early application is not permitted. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact the adoption of this standard will have on its Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation — Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for interim or annual reporting periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As of December 31, 2014, the Company did not have any share-based payment awards that include performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In August 2014, the FASB issued an accounting standard update that requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity’s ability to continue as a going concern exist when relevant conditions and events, consolidated and aggregated, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statement are issue. Currently, there is no guidance in U.S. GAAP for management’s responsibility to perform an evaluation. Under the update, management’s evaluation is to be performed when preparing financial statement for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact the adoption of this standard will have on the Company’s Consolidated Financial Statements.

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

NOTE 2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 31,
	2014	2013
Casino	$2,034	$2,205
Hotel	476	435
Other	854	359
	3,364	2,999
Less allowance for doubtful accounts	(317)	(371)
	$3,047	$2,628

The Company recorded bad debt expense of $51 thousand in 2014 and did not record bad debt expense in the years 2013 and 2012. The Company calculates an allowance for doubtful accounts by applying a percentage, estimated by management based on historical aging experience, to the accounts receivable balance.

NOTE 3.  GOODWILL AND INTANGIBLE ASSETS

Goodwill of $25.1 million at December 31, 2014 represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination. To assist in the Company’s determination of the purchase price allocation for the Monarch Casino Black Hawk, the Company engaged a third-party valuation firm regarding the assets acquired and liabilities assumed in its acquisition (see NOTE 11).

Intangible assets consist of the following at December 31, (in thousands except years):

	2014	2013
Customer list	$10,490	$10,490
Trade name	1,590	1,590
Total intangible assets	12,080	12,080
Less accumulated amortization:
Customer list	(3,124)	(1,959)
Trade name	(1,590)	(1,590)
Total accumulated amortization	(4,714)	(3,549)
Intangible assets, net	$7,366	$8,531
Weighted-average life in years	6.3	7.3

Amortization expense of $1.2 million and $1.7 million was recognized for the years ended December 31, 2014 and 2013, respectively. Estimated amortization expense for the years ending December 31, 2015 through 2019 and thereafter is as follows (in thousands):

Year	Expense
2015	$1,165
2016	1,165
2017	1,165
2018	1,165
2019	1,165
Thereafter	1,541
Total	$7,366

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

Intangible assets were valued using the income approach. The Multi-Period Excess Earning Method was used to value the customer list by capitalizing the future cash flows attributable to the customers based upon their expected future mortality dispersion function. The expected revenue from the existing client was estimated by applying a 24.0% attrition rate. To calculate excess earnings attributable to the customer list, the required return on other contributory assets such as tangible assets and identified intangible assets were deducted to estimate income associated with the customer list. The future excess earnings were discounted to the present value by a risk-adjusted discount rate of 12.0%, in order to determine the fair value of the customer list.

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

All goodwill and intangible assets relate to our Black Hawk property. Upon completion of the preliminary purchase price allocation for the Company’s acquisition of Monarch Casino Black Hawk, the Company decreased goodwill by $1.4 million related primarily to modification to the value of certain deferred tax assets in 2012. No changes were made to the carrying amount of goodwill during 2013 and 2014. The allocation of the purchase price of Monarch Black Hawk is described in NOTE 11.

NOTE 4.  ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Accrued salaries, wages and related benefits	$5,813	$6,096
Progressive slot machine and other gaming accruals	8,457	6,413
Accrued gaming taxes	2,198	2,046
Accrued interest	2	56
Other accrued liabilities	2,857	3,566
	$19,327	$18,177

NOTE 5.  LEASE COMMITMENTS

The Atlantis shares a driveway access with the Shopping Center adjacent to the Atlantis which is controlled by an entity whose owners include our controlling stockholders. We also leased an approximately 37,000 square-foot section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to increase upon renewal after each five year period based on the Consumer Price Index.  The annual rent for the years 2014, 2013 and 2012  was $350 thousand, $340 thousand and $340 thousand, respectively.  We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three individual five-year terms and, at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the improvements was $2.0 million of which $1.35 million was paid by the Company. The cost of the driveway improvements is being depreciated over the initial 15-year lease term; some components of the driveway are being depreciated over a shorter period of time.

The Company accounts for its rental expense using the straight-line method over the original lease term. Rental increases based on the change in the CPI are contingent and accounted for prospectively.

Following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms for the next five years (in thousands):

Operating Leases
Year ending December 31,
2015	$406
2016	406
2017	406
2018	406
2019	304
Total minimum lease payments	$1,928

Rental expense for operating leases amounted to $889 thousand, $907 thousand and $857 thousand in 2014, 2013 and 2012, respectively, as reported in selling, general and administrative expenses in the Consolidated Statements of Income.

NOTE 6.  LONG-TERM DEBT

On November 15, 2011, we amended and restated our $60.0 million Credit Facility with a new facility (as amended, the “Credit Facility”). We utilized the Credit Facility to finance the acquisition of the Monarch Casino Black Hawk and the Credit Facility is available to be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.

The maturity date of the Credit Facility is November 15, 2016. Borrowings are secured by liens on substantially all of the Company’s real and personal property.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments. The Credit Facility contains covenants requiring that the Company maintain certain financial ratios and achieves a minimum level of Earnings-Before-Interest-Taxes-Depreciation and Amortization and other non-cash charges (“Adjusted EBITDA”) on a trailing four-quarter basis. It also contains provisions that restrict cash transfers between Monarch and its affiliates and contains provisions requiring the achievement of certain financial ratios before the Company can repurchase common stock or pay dividends. Management does not consider the covenants to restrict normal functioning of day-to-day operations.

In addition to other customary covenants for a facility of this nature, as of December 31, 2014, we are required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 2.5:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1. As of December 31, 2014, the Company’s leverage ratio and fixed charge coverage ratios were 1.1:1 and 30.0:1, respectively.

The Credit Facility is structured to reduce the maximum principal available by $1.5 million each quarter beginning June 30, 2013. As of December 31, 2014, the maximum principal available was $89.5 million. We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000. Maturities of our borrowings for each of the next three years as of December 31, 2014 are as follows (in millions):

Year	Maturities
2015	$—
2016	46.3
$46.3

At December 31, 2014, our leverage ratio was such that pricing for borrowings under the Credit Facility was LIBOR plus 1.5%. At December 31, 2014, the one-month LIBOR interest rate was 0.17%. The carrying value of the debt outstanding under the Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

NOTE 7.  TAXES

Income Taxes

The Company’s income tax provision (benefit) consists of the following (in thousands):

	Years ended December 31,
	2014	2013	2012
Federal	$6,935	$9,856	$5,029
State	46	396	259
Current tax provision	6,981	10,252	5,288
Federal	637	(108)	(209)
State	(688)	490	(31)
Deferred tax (benefit) provision	(51)	382	(240)
Total tax provision	$6,930	$10,634	$5,048

The income tax provision differs from that computed at the federal statutory rate as follows:

	Years ended December 31,
	2014	2013	2012
Federal tax at the statutory rate	35.00%	35.00%	35.00%
State tax (net of federal benefit)	(1.84)%	1.33%	0.98%
Permanent items	3.49%	0.45%	3.03%
Tax credits	(1.03)%	(0.77)%	(1.44)%
Other	(2.80)%	1.18%	(1.41)%
	32.82%	37.19%	36.16%

Tax planning strategies implemented during 2014 resulted in a decrease of the effective tax rate when compared to 2013.

The Company recorded $386 thousand, $413 thousand and $0 thousand as increases to contributed capital from certain tax benefits for employee stock-based compensation for the years ended December 31, 2014, 2013 and 2012, respectively.

The components of the deferred income tax assets and liabilities at December 31, 2014 and 2013, as presented in the consolidated balance sheets, are as follows (in thousands):

	2014	2013
DEFERRED TAX ASSETS
Stock-based compensation	$2,156	$4,621
Compensation and benefits	744	760
Bad debt reserves	114	134
Accrued expenses	1,663	1,127
Fixed assets and depreciation	1,615	—
Base stock	1	—
NOLs & credit carry-forwards	4,322	4,103
Deferred income tax asset	$10,615	$10,745
DEFERRED TAX LIABILITIES
Fixed assets and depreciation	$—	$(105)
Intangibles and amortization	(2,649)	(3,070)
Prepaid expenses	(984)	(907)
Real estate taxes	(290)	(285)
Other Reserves	(24)	—
Federal deduction on deferred state taxes	(360)	(119)
Deferred income tax liability	$(4,307)	$(4,486)
NET DEFERRED INCOME TAX ASSET	$6,308	$6,259

As of December 31, 2014 the Company had $8.6 million of federal net operating loss (“NOL”) carryforwards, general business credit (“GBC”) carryforwards of $0.3 million and $20.7 million of state NOL carryforwards, acquired as part of the Monarch Casino Black Hawk (formerly Rivera Black Hawk) acquisition. The federal NOL carryforwards expire in 2020 through 2031. The federal GBC carryforwards expire in 2022 through 2031. The state NOL carryforwards expire in 2022 through 2032.

The acquired federal and state NOL and federal GBC carryforwards are subject to Internal Revenue Code change of ownership limitations. Accordingly, future utilization of the carryforwards is subject to an annual base limitation of $1.25 million that can be applied against future taxable income.

The Company acquired NOLs of Monarch Black Hawk generated in tax years 2000 through 2012.  The statute of limitation for assessment for these NOL years is determined by reference to the year the NOL is used to reduce taxable income. Consequently, the separate returns that included Monarch Black Hawk remain subject to examination by the Internal Revenue Service (the “IRS”). The Company’s income tax returns from 2011 forward are subject to examination by the IRS. During the third quarter of 2012, the Company settled an IRS examination of its 2006 through 2008 income tax returns, paying $1.1 million.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Balance — Beginning of year	$—	$—	$1,501
Additions based on tax positions of the current year	—	—	—
Additions based on tax positions of prior years	—	—	—
Reductions for settlements	—	—	(1,501)
Decreases due to lapses in statutes of limitations	—	—	—
Balance — End of year	$—	$—	$—

As of December 31, 2011, the Company recorded a liability related to uncertain tax positions of $1,501 thousand. With the conclusion of the IRS examination of the Company’s 2006 through 2008 income tax returns, this liability was eliminated as of December 31, 2012. No uncertain tax positions were recorded as of December 31, 2014 and 2013. No change in uncertain tax positions is anticipated over the next twelve months.

The Company accrued interest related to unrecognized tax benefits of $336 thousand as of December 31, 2011 of which $166 thousand related to 2011. When the IRS examination was completed, over-accrued interest of $133 thousand was reversed, resulting in tax benefit of $87 thousand in 2012. No interest or expense for uncertain tax positions was recorded for years ended December 31, 2014 and 2013.

Sales and Use Tax on Complimentary Meals

On March 27, 2008, the Nevada Supreme Court issued a decision in Sparks Nugget, Inc. vs. The State of Nevada Department of Taxation (the “Department”), holding that food purchased for subsequent use in the provision of complimentary and/or employee meals were exempt from use tax. As a result of this decision, refund claims were filed for use taxes paid over the period April 1997 through March 2000 and the period February 2005 through June 2008, on food purchased for subsequent use in complimentary and employee meals at our Nevada casino property. We requested refunds totaling approximately $1.6 million, excluding interest (“the Refunds”). We have not recognized any of these amounts.

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

NOTE 8.  BENEFIT PLANS

Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 100% of their pre-tax compensation, but not more than statutory limits. The Company’s matching contributions were approximately $283 thousand, $283 thousand, and $242 thousand for years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 9. STOCK-BASED COMPENSATION

On May 21, 2014, we adopted the 2014 Equity Incentive Plan (the “2014 Plan”). The purposes of the 2014 Plan are to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of the Company’s business. The 2014 Plan is an “omnibus plan” under which stock options, stock appreciation rights, performance awards, dividend equivalents, restricted stock, and restricted stock units can be awarded to employees, directors and consultants of the Company. The 2014 Plan serves as the successor to our 1993 Employee Stock Option Plan, 1993 Executive Long-Term Incentive Plan and 1993 Directors’ Stock Option Plan (which plan terminated on June 13, 2013) (the “Predecessor Plans”). The 2014 Plan became effective as of May 21, 2014 and the remaining two Predecessor Plans terminated on that date (except with respect to awards previously granted under the Predecessor Plans that remain outstanding).

The share reserve under the 2014 Plan includes 1,000,000 new shares and the shares available for grant or subject to outstanding awards under the Predecessor Plans, for an aggregate amount of up to 2,843,411 common shares as of December 31, 2014. By its terms, the 2014 Plan will expire in May 2024 after which no options may be granted unless the 2014 Plan is amended or replaced.

Pursuant to the terms of the 2014 Plan, either the Board or a committee designated by the Board is authorized to administer the plan. The administrator has the authority, in its discretion, to select employees, consultants and directors to whom awards under the 2014 Plan may be granted from time to time, to determine whether and to what extent awards are granted, to determine the number of shares or the amount of other consideration to be covered by each award (subject to certain limitations), to approve award agreements for use under the 2014 Plan, to determine the terms and conditions of any award (including the vesting schedule applicable to the award), to amend the terms of any outstanding award granted under the 2014 Plan (subject to certain limitations), to construe and interpret the terms of the 2014 Plan and awards granted, and to take such other action not inconsistent with the terms of the 2014 Plan as the administrator deems appropriate.

A summary of the stock option activity as of and for the year ended December 31, 2014 is presented below:

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	2,886,574	$12.51	—	—
Granted	377,000	14.44	—	—
Exercised	(1,136,371)	11.08	—	—
Forfeited	(125,000)	11.09	—	—
Expired	—	—	—	—
Outstanding at end of period	2,002,203	$13.73	7.0 yrs.	$8,468,661
Exercisable at end of period	829,060	$14.22	5.0 yrs.	$3,887,865

A summary of the status of the Company’s nonvested shares as of, and for the year ended, December 31, 2014 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014	1,203,070	$12.51
Granted	377,000	4.02
Vested	(281,927)	3.24
Forfeited	(125,000)	11.09
Nonvested at December 31, 2014	1,173,143	$13.73

Expense Measurement and Recognition:

The Company recognizes stock-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Unrecognized costs related to all stock-based awards outstanding at December 31, 2014 totaled approximately $1.3 million and is expected to be recognized over a weighted average period of 2.4 years.

The Company uses historical data and projections to estimate expected employee, executive and director behaviors related to option exercises and forfeitures.

The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Option valuation assumptions for options granted during each year were as follows (in thousands, except per share amounts and percentages):

	Years ended December 31,
	2014	2013	2012
Expected volatility	34.95%	37.03%	56.1%
Expected dividends	—	—	—
Expected life (in years)
Directors’ plan	3.59	3.32	9.5
Executives plan	4.31	4.48	3.1
Employees plan	3.59	3.32	3.1
Weighted average risk free rate	1.06%	0.85%	0.40%

Weighted average grant date fair value per share of options granted	$4.02	$5.38	$3.43
Total fair value of shares vested	$913	$1,123	$1,918
Total intrinsic value of options exercised	$8,921	$2,737	$41
Cash received for all stock option exercises	$12,595	$3,438	$53
Tax benefit realized from stock awards exercised	$3,122	$958	$14

The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company.  The Company has determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility as compared to the Company’s experience.

Reported stock-based compensation expense was classified as follows (in thousands):

	For the years ended December 31,
	2014	2013	2012
Casino	$45	$20	$65
Food and beverage	68	33	81
Hotel	11	3	20
Selling, general and administrative	1,102	1,164	1,202
Total stock-based compensation, before taxes	1,226	1,220	1,368
Tax benefit	(429)	(427)	(479)
Total stock-based compensation, net of tax	$797	$793	$889

NOTE 10. COMMITMENTS AND CONTINGENCIES

Self-Insurance: The Company is self-insured for health care claims for eligible active employees. Benefit plan administrators assist the Company in determining its liability for self-insured claims, and such claims are not discounted. Black Hawk’s health plan has stop-loss insurance whereby the Company retains the first $250,000 of liability for individual health care claims. The Company’s liability on the Atlantis health plan is limited to the first $250,000 of claims plus 10% of claims above $250,000.

The Company is also self-insured for Atlantis workers’ compensation. The maximum liability for workers’ compensation under the Atlantis stop-loss agreement is $500,000 per claim. The Company is fully-insured for Monarch Casino Black Hawk workers compensation claims.

We are party to other claims that arise in the normal course of business. Management believes that the outcomes of such claims will not have a material adverse impact on our financial condition, cash flows or results of operations.

NOTE 11.  RIVIERA BLACK HAWK ACQUISITION

On September 29, 2011, Monarch entered into a definitive Stock Purchase Agreement (the “Stock Purchase Agreement”) with Riviera Operating Corporation, a Nevada corporation, Riviera Holdings Corporation, a Nevada corporation (the “Seller”) and Riviera Black Hawk, Inc., a Colorado corporation (“Riviera Black Hawk”). Pursuant to the Stock Purchase Agreement, the Seller agreed to sell all of the issued and outstanding shares of common stock of Riviera Black Hawk to Monarch. As required by the Stock Purchase Agreement, the Company paid a $3.8 million deposit (the “Deposit”) against the $76 million purchase price (the “Purchase Price”).

On April 26, 2012 (the “Closing”) Monarch completed the acquisition of Riviera Black Hawk. Monarch paid $72.2 million, the difference between the Purchase Price and the Deposit, subject to certain post-Closing working capital adjustments. At Closing, Seller paid substantially all of Riviera Black Hawk’s indebtedness and left Monarch $2.1 million of net working capital. In order to fund the Purchase Price and related transaction costs, Monarch borrowed $72.3 million under the Credit Facility (see NOTE 6). $2.28 million of the Purchase Price was escrowed for one year to secure the Seller’s indemnification obligations under the Stock Purchase Agreement.

The acquisition was treated as a purchase transaction. Accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. In establishing its purchase price allocation, the Company obtained a third-party valuation of the assets acquired and liabilities assumed, and assigned the following values based upon the Company’s consideration of the third-party valuation (in thousands):

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

The Company recognized $2.2 million of acquisition related expenses for the year ended December 31, 2012. The Company had no acquisition related expenses in 2013 and 2014.

The amounts of net revenue and operating income of Monarch Casino Black Hawk included in the Company’s consolidated statement of income, subsequent to the Closing, after elimination of intercompany transactions, for the year ended December 31, 2012 are as follows (in thousands):

Net revenues	$29,678
Income from operations	$6,350

The unaudited pro forma consolidated results of operations, as if the acquisition of Riviera Black Hawk had occurred on January 1, 2012, are as follows (in thousands, except per share):

Twelve Months Ended December 31, 2012
Pro forma (unaudited):
Net revenues	$183,043
Income from operations	$17,516
Net income	$9,542
Basic earnings per share	$0.59
Diluted earnings per share	$0.59

NOTE 12.  RELATED PARTY TRANSACTIONS

The shopping center adjacent to the Atlantis (the “Shopping Center”) is owned by Biggest Little Investments, L.P. (“BLI”) whose general partner is Maxum, L.L.C. (“Maxum”). John Farahi, Bob Farahi and Ben Farahi each individually own non-controlling interests in BLI and Maxum. John Farahi is Co-Chairman of the Board of Directors, Chief Executive Officer, Secretary and a Director of Monarch. Bob Farahi is Co-Chairman of the Board of Directors, President and a Director of Monarch.

In addition, we share a driveway with and lease approximately 37,000 square-feet from the Shopping Center for a minimum lease term of 15 years at an annual rent of $340 thousand plus common area expenses, subject to increase every year beginning in the 61st month based on the Consumer Price Index. We have the option to renew the lease for three individual five-year terms, and at the end of the extension periods, we have the option to purchase the leased driveway section of the Shopping Center. For each of the years ended December 31, 2014, 2013 and 2012, the Company paid $350 thousand, $340 thousand and $340 thousand respectively in rent, plus $119 thousand, $159 thousand and $123 thousand respectively for operating expenses related to this lease.

We occasionally lease billboard advertising, storage space and parking lot from affiliates of our controlling stockholders and paid $125 thousand, $123 thousand and $114 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 13   SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since December 31, 2014 that required recognition or disclosure in the consolidated financial statements.

NOTE 14  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly financial information for 2014 and 2013 (in thousands, except per share amounts):

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$45,508	$47,803	$48,597	$45,859	$187,767
Operating expenses	40,177	42,335	41,931	41,105	165,548
Income from operations	5,331	5,468	6,666	4,754	22,219
Net income	3,276	3,024	4,074	3,811	14,185

Income per share of common stock
Basic	$0.20	$0.18	$0.24	$0.23	$0.85
Diluted	$0.19	$0.18	$0.24	$0.22	$0.83

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$45,605	$49,651	$48,989	$44,504	$188,749
Operating expenses	38,420	39,483	40,050	40,341	158,294
Income from operations	7,185	10,168	8,939	4,163	30,455
Net income	4,262	6,120	5,520	2,059	17,961

Income per share of common stock
Basic	$0.26	$0.38	$0.34	$0.12	$1.10
Diluted	$0.26	$0.37	$0.32	$0.12	$1.06

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 9, 2015. We expect to file the Company’s Proxy Statement with the Commission not later than April 30, 2015.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 9, 2015. We expect to file the Company’s Proxy Statement with the Commission not later than April 30, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Following is information related to the Company’s equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (F1)	2,002,203	$13.73	841,208

Equity compensation plans not approved by security holders	—	—	—
Total	2,002,203	$13.73	841,208

(F1) Includes the 1993 Directors’ Stock Option Plan, 1993 Employee Stock Option Plan and 1993 Executive Long-Term Incentive Plan, as amended, and the 2014 Equity Incentive Plan.

Additional information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 9, 2015.  We expect to file the Company’s Proxy Statement with the Commission not later than April 30, 2015.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 9, 2015. We expect to file the Company’s Proxy Statement with the Commission not later than April 30, 2015.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 9, 2015. We expect to file the Company’s Proxy Statement with the Commission not later than April 30, 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements

Included in Part II, Item 8 of this report:

a)	Report of Independent Registered Public Accounting Firm

b)	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012.

c)	Consolidated Balance Sheets at December 31, 2014 and 2013.

d)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012.

e)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.

f)	Notes to Consolidated Financial Statements.

(a)(2). Financial Statements Schedules (in thousands)

Schedule II. - VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at beginning of year	Charged to costs and expenses (F1)	Deductions (F1)	Other	Balance at end of year
2012
Allowance for doubtful accounts	$1,313	$(8)	$(576)	$—	$729
2013
Allowance for doubtful accounts	$729	$(230)	$(128)	$—	$371
2014
Allowance for doubtful accounts	$371	$51	$(105)	$—	$317

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

4.08+	2014 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File 0-22088) filed on May 23, 2014.

10.1+

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

10.04

Second Amended and Restated Credit Agreement, dated as of November 15, 2011, among Monarch Casino & Resort, Inc., Golden Road Motor Inn, Inc. and Monarch Growth Inc., as Borrowers, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer, Swing Line Lender and Lead Arranger and Wells Fargo Securities, LLC, as Lead Arranger and Sole Book runner, Bank of America N.A., as Syndication Agent as incorporated herein by reference to Exhibit 10.04 to the Company’s Form 10-K (SEC File 0-22088) dated March 13, 2012.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: March 13, 2015	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN FARAHI	Co-Chairman of the Board of Directors	March 13, 2015
John Farahi	Chief Executive Officer (Principal
Executive Officer) and Director

/S/ BOB FARAHI	Co-Chairman of the Board of Directors,	March 13, 2015
Bob Farahi	President, Secretary and Director

/S/ RONALD ROWAN	Chief Financial Officer (Principal Financial	March 13, 2015
Ronald Rowan	Officer and Principal Accounting Officer)

/S/ PAUL ANDREWS	Director	March 13, 2015
Paul Andrews

/S/ YVETTE E. LANDAU	Director	March 13, 2015
Yvette E. Landau

/S/ CRAIG F. SULLIVAN	Director	March 13, 2015
Craig F. Sullivan