Form 10-Q
period 2015-03-31
MONARCH CASINO & RESORT INC
filed 2015-05-08
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,845,015 shares
Class	Outstanding at May 4, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2015	2014
Revenues
Casino	$37,439	$36,034
Food and beverage	13,103	12,265
Hotel	4,737	4,644
Other	2,600	2,479
Gross revenues	57,879	55,422
Less promotional allowances	(10,708)	(9,914)
Net revenues	47,171	45,508

Operating expenses
Casino	16,336	15,022
Food and beverage	5,219	4,971
Hotel	1,519	1,384
Other	934	875
Selling, general and administrative	12,579	13,231
Depreciation and amortization	4,131	4,694
Gain on disposition of assets	(18)	—
Total operating expenses	40,700	40,177
Income from operations	6,471	5,331

Other expenses
Interest expense, net of amounts capitalized	(219)	(287)
Total other expense	(219)	(287)

Income before income taxes	6,252	5,044
Provision for income taxes	(2,209)	(1,768)
Net income	$4,043	$3,276

Earnings per share of common stock
Net income
Basic	$0.24	$0.20
Diluted	$0.24	$0.19

Weighted average number of common shares and potential common shares outstanding
Basic	16,821	16,536
Diluted	17,198	17,259

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,470	$21,583
Receivables, net	2,888	3,047
Income taxes receivable	—	1,139
Inventories	2,854	2,846
Prepaid expenses	4,336	4,021
Deferred income taxes	1,626	1,626
Total current assets	30,174	34,262
Property and equipment
Land	29,415	29,415
Land improvements	6,701	6,701
Buildings	150,771	150,821
Buildings improvements	19,858	18,142
Furniture and equipment	126,694	125,671
Construction in progress	20,189	15,672
Leasehold improvements	1,347	1,347
	354,975	347,769
Less accumulated depreciation and amortization	(170,765)	(167,498)
Net property and equipment	184,210	180,271
Other assets
Goodwill	25,111	25,111
Intangible assets, net	7,074	7,366
Deferred income taxes	4,682	4,682
Other assets, net	533	609
Total other assets	37,400	37,768
Total assets	$251,784	$252,301
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,259	$7,933
Construction accounts payable	2,201	1,790
Accrued expenses	18,672	19,327
Income taxes payable	1,070	—
Total current liabilities	28,202	29,050
Long-term debt	42,000	46,300
Total liabilities	70,202	75,350
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,843,349 outstanding at March 31, 2015; 16,812,794 outstanding at December 31, 2014	191	191
Additional paid - in capital	23,071	22,985
Treasury stock, 2,252,951 shares at March 31, 2015; 2,283,506 shares at December 31, 2014	(32,468)	(32,970)
Retained earnings	190,788	186,745
Total stockholders’ equity	181,582	176,951
Total liabilities and stockholders’ equity	$251,784	$252,301

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$4,043	$3,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,131	4,694
Amortization of deferred loan costs	76	76
Stock-based compensation	291	263
Provision for bad debts	7	29
Gain on disposition of assets	(18)	—
Changes in operating assets and liabilities:
Receivables	152	219
Inventories	(8)	281
Prepaid expenses	(315)	(938)
Accounts payable	(1,674)	(1,303)
Accrued expenses	(655)	(517)
Income taxes	2,209	1,768
Net cash provided by operating activities	8,239	7,848

Cash flows from investing activities:
Proceeds from sale of assets	20	—
Change in construction payable	411	1,204
Acquisition of property and equipment	(7,780)	(4,960)
Net cash used in investing activities	(7,349)	(3,756)

Cash flows from financing activities:
Net exercise of stock options	297	(1,429)
Principal payments on long-term debt	(4,300)	(4,900)
Net cash used in financing activities	(4,003)	(6,329)
Net decrease in cash	(3,113)	(2,237)
Cash and cash equivalents at beginning of period	21,583	19,330
Cash and cash equivalents at end of period	$18,470	$17,093

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$142	$242

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED MARCH 31, 2014

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Monarch Casino & Resort, Inc., was incorporated in 1993 and through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”). Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”), Golden East, Inc. (“Golden East”) and Golden North, Inc. (“Golden North”), each own separate parcels of land located proximate to the Atlantis. Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, acquired Riviera Black Hawk, Inc., owner of the Riviera Black Hawk Casino on April 26, 2012. Riviera Black Hawk Casino was renamed Monarch Casino Black Hawk (“Monarch Black Hawk”) in October 2013. Monarch Growth also owns a parcel of land in Black Hawk, Colorado contiguous to the Monarch Casino Black Hawk.

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

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Change in Accounting Estimate of Depreciable Life of Monarch Black Hawk Parking Structure:

In December 2013, the Company began construction of a new parking facility at Monarch Black Hawk. Upon completion of that new structure, the Company plans to demolish the existing parking structure. At December 31, 2013, the existing parking structure had a net book value of approximately $4.8 million and a remaining depreciable life of approximately 37 years. The new parking facility was estimated to be completed on March 31, 2015. In accordance with ASC 250-10-45-17, effective January 1, 2014, the Company modified the estimated depreciable life of the existing parking structure to 15 months; the period from January 1, 2014 through the estimated demolition commencement date of March 31, 2015. As a result of this modification to the estimated depreciable life, depreciation expense of the existing parking structure increased by approximately $0.3 million per month (approximately $0.2 million net of tax). In July 2014, because of a delayed construction schedule, the Company revised the new parking facility completion date to December 31, 2015. At this time, the existing parking structure had a net book value of approximately $2.9 million. The Company modified the estimated depreciable life of the existing parking structure to 18 months; the period from July 1, 2014 through the revised estimated demolition commencement date of December 31, 2015. As a result of this modification, the increase in depreciation expense compared to the prior year was adjusted to $0.2 million per month (approximately $0.1 million net of tax) for the period from July 1, 2014 through December 31, 2015. For the three months ended March 31, 2015, the effect of the changes in estimate was an increase of depreciation expense by $0.5 million, a decrease of net income by $0.3 million and a decrease of basic and diluted earnings per share by $0.02.

Segment Reporting:

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended March 31,
	2015	2014
Casino	$16	$16
Food and beverage	24	14
Hotel	3	3
Selling, general and administrative	248	230
Total stock-based compensation, before taxes	291	263
Tax benefit	(102)	(92)
Total stock-based compensation, net of tax	$189	$171

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

	Three months ended March 31,
	2015		2014
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,821	$0.24	16,536	$0.20
Effect of dilutive stock options	377	—	723	(0.01)
Diluted	17,198	$0.24	17,259	$0.19

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended March 31, 2015 and 2014, options for approximately 420 thousand and 509 thousand shares, respectively, were excluded from the computation.

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. The effective date for this update is for the annual and interim periods beginning after December 15, 2016. Early application is not permitted. The Company plans to adopt this standard effective January 1, 2017. The Company is currently assessing the impact the adoption of this standard will have on its Consolidated Financial Statements.

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

In August 2014, the FASB issued an accounting standard update that requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity’s ability to continue as a going concern exist when relevant conditions and events, consolidated and aggregated, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statement are issue. Currently, there is no guidance in U.S. GAAP for management’s responsibility to perform an evaluation. Under the update, management’s evaluation is to be performed when preparing financial statement for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact the adoption of this standard will have on the Company’s Consolidated Financial Statements

In April 2015, FASB issued an accounting standards update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company will adopt this standard effective January 1, 2016. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

The shopping center adjacent to the Atlantis (the “Shopping Center”) is owned by Biggest Little Investments, L.P. (“BLI”) whose general partner is Maxum, LLC. (“Maxum”). Ben Farahi is the managing member of Maxum. John Farahi, Bob Farahi and Ben Farahi each individually own 1/3 of the outstanding interests in Maxum and non-controlling interests in BLI. John Farahi is Co-Chairman of the Board of Directors, Chief Executive Officer, Secretary and a Director of Monarch. Bob Farahi is Co-Chairman of the Board of Directors, President and a Director of Monarch.

In addition, we share a driveway with and lease approximately 37,000 square-feet from the Shopping Center for a minimum lease term of 15 years at an annual rent of $340 thousand plus common area expenses, subject to increase every year beginning in the 61st month based on the Consumer Price Index. We have the option to renew the lease for three individual five-year terms, and at the end of the extension periods, we have the option to purchase the leased driveway section of the Shopping Center. For the three month periods ended March 31, 2015 and 2014, the Company paid $94 thousand and $85 thousand in rent, plus $28 thousand and $30 thousand, respectively for operating expenses related to this lease.

We occasionally lease billboard advertising, storage space or parking lot from affiliates of our controlling stockholders and paid $43 thousand and $38 thousand for the three month periods ended March 31, 2015 and 2014, respectively.

NOTE 6.  LONG-TERM DEBT

On November 15, 2011, we amended and restated our $60.0 million credit facility with a new $100 million facility (the “Credit Facility”). We utilized the Credit Facility to finance the acquisition of Black Hawk and the Credit Facility is available to be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.

The maturity date of the Credit Facility is November 15, 2016. Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of March 31, 2015, we are required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 2.0:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1. As of March 31, 2015, the Company’s leverage ratio and fixed charge coverage ratios were 1.0:1 and 33.8:1, respectively.

The Credit Facility is structured to reduce the maximum principal available by $1.5 million each quarter beginning June 30, 2013. As of March 31, 2015, the maximum principal available was $88.0 million, of which $42.0 million was drawn. We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000. Maturities of our borrowings for each of the next two years as of March 31, 2015 are as follows (in millions):

Year	Maturities
2015	$—
2016	42.0
$42.0

At March 31, 2015, our leverage ratio was such that pricing for borrowings under the Credit Facility was LIBOR plus 1.5%. At March 31, 2015, the one-month LIBOR interest rate was 0.18%. The carrying value of the debt outstanding under the Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

NOTE 7.  TAXES

For the three months ended March 31, 2015, the Company’s effective tax rate was 35.3% compared to 35.1% for the three months ended March 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Monarch Casino & Resort, Inc., through its direct and indirect wholly-owned subsidiaries, Golden Road Motor Inn, Inc. (“Golden Road”), Monarch Growth Inc. (“Monarch Growth”), Monarch Black Hawk, Inc. (“Monarch Black Hawk”), High Desert Sunshine, Inc. (“High Desert”), Golden North, Inc. (“Golden North”) and Golden East, Inc. (“Golden East”) owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”), the Monarch Casino Black Hawk in Black Hawk, Colorado (“Monarch Black Hawk”), and certain real estate proximate to the Atlantis and Monarch Casino Black Hawk

Monarch’s wholly owned subsidiary Monarch Interactive, Inc. (“Monarch Interactive”) received approval from the Nevada Gaming Commission on August 23, 2012, which approval was extended three times, each for an additional six-month period, for a license as an operator of interactive gaming. The Company has decided to allow the current approval to lapse pending a change in market conditions that would support the Company’s investment in this line of business. Monarch Interactive is not currently engaged in any operating activities. In Nevada, legal interactive gaming is currently limited to intrastate poker.

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

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis:  Aggressive marketing programs by our competitors have posed challenges to us. In response our complimentaries expense has increased.

Monarch Black Hawk:  Since the acquisition of Monarch Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues. There is currently no hotel on the property. In September 2013, we opened a new buffet. In December 2013, we began a project to redesign and upgrade the casino. To minimize disruption, we staged the work in three equal phases. The first phase was completed and opened in August 2014. The second phase was completed and opened in March 2015. We estimate that the third and final phase of the redesign and upgrade work will be completed by the end of the third quarter 2015. The excavation and foundation work for the facility’s new parking structure has been completed and the new parking structure is anticipated to be completed in late 2015 (see “Master Planned Expansion of the Monarch Casino Black Hawk” below). Monarch expects to begin construction of its new hotel tower and casino expansion in the second quarter of 2016. Once completed, the Monarch Black Hawk expansion will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars, a new parking structure and associated support facilities. The planned nine story parking structure will increase total parking on site from approximately 500 spaces to approximately 1,500 spaces. Upon completion of the new parking structure, the existing parking structure will be demolished to make space for the hotel tower.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Capital expenditures totaled approximately $7.8 million and $5.0 million for the three month periods ended March 31, 2015 and 2014. During each of the three month periods ended March 31, 2015 and 2014, our capital expenditures related primarily to the redesign and upgrade of the Monarch Black Hawk facility as well as acquisition of gaming equipment to upgrade and replace existing equipment in the Atlantis and Monarch Casino Black Hawk. In December 2013, we started a three-phase casino floor remodel and upgrade project. The first phase was completed and opened in August 2014 and the second phase was completed and opened in March 2015.

Master Planned Expansion of the Monarch Casino Black Hawk

In October 2012, we began an extensive renovation and upgrade of Monarch Casino Black Hawk. To-date, we have upgraded the property’s food and beverage operations (including an all-new buffet) and completed the first two phases of a three-phase renovation and upgrade of the existing casino floor (including a new front entrance and cabaret lounge). We expect to complete phase three in the third quarter of 2015. Our plans also call for the exterior of the existing facilities to be refinished to match the master planned expansion. The remaining cost of the upgrade and renovation is expected to be approximately $16-$18 million, all of which is expected to be funded from operating cash flow.

In addition, we have begun work on our master plan to expand and convert the Monarch Casino Black Hawk into a full-scale casino resort. The excavation and foundation work for the facility’s new parking structure has been completed. The 9-story parking structure will increase on-site parking from approximately 500 spaces to approximately 1,500 spaces and is anticipated to be completed in late 2015. Upon completion of the new parking structure, the existing parking structure will be razed to make room for the hotel tower. The remaining cost of the parking structure-related work is expected to be approximately $29-$32 million, which we expect to fund primarily from operating cash flow and, to a lesser extent, from our Credit Facility.

We expect to begin construction of the new hotel tower and casino expansion in the second quarter of 2016. The new 23-story tower will nearly double the existing casino space and will include approximately 500 hotel rooms, an upscale spa and pool facility, three additional restaurants and additional bars. Tower floors will be opened as they are finished beginning with the casino expansion and additional restaurants, with the expected opening of the entire tower in late 2017 at a total cost of approximately $229-$234 million. The cost is expected to be financed through a combination of operating cash flow and an expansion or replacement of our Credit Facility. The Company’s current credit facility will mature in November 2016, and before that time, we expect to negotiate a new or amended Credit Facility with sufficient borrowing capacity to complete the expansion.

STATEMENT ON FORWARD-LOOKING INFORMATION

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, construction timelines, development activities, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to compete, acquisitions of gaming properties, legalization of additional gaming operations in our markets, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Any changes in the law that would permit the establishment of gaming operations in or near Denver could materially impact Black Hawk operations and could alter, delay or cause us to reconsider our master development plan to expand our Black Hawk property. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our expansion, development activities, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statement to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2015 and 2014

For the three months ended March 31, 2015, our net income totaled $4.0 million, or $0.24 per diluted share, compared to net income of $3.3 million, or $0.19 per diluted share, reflecting a 23.4% increase in net income and a 26.3% increase in diluted earnings per share. Net revenues totaled $47.2 million in the current quarter, an increase of $1.7 million compared to the 2014 first quarter. Income from operations for the three months ended March 31, 2015 totaled $6.5 million compared to $5.3 million for the same period in 2014.

Casino revenues increased 3.9%, in the first quarter of 2015 compared to the first quarter of 2014. Casino operating expenses as a percentage of casino revenue increased to 43.6% in the first quarter of 2015, compared to 41.7% in the first quarter of 2014 primarily due to higher complimentaries expense combined with higher payroll and related benefits.

Food and beverage revenues for the first quarter of 2015 increased 6.8% over the first quarter of 2014, due to a 3.5% increase in average revenue per cover combined with a 3.3% increase in total covers served. Food and beverage operating expenses as a percentage of food and beverage revenues decreased slightly in the first quarter of 2015 to 39.8% compared to 40.5% for the prior year same period primarily as a result of the increase in revenue per cover partially offset by higher repair and maintenance expenses.

Hotel revenue increased 2.0% due to a slightly higher average daily room rate (“ADR”) of $68.43 in the first quarter of 2015 compared to $67.86 in first quarter of 2014 and slightly higher hotel occupancy of 84.4% during first quarter of 2015 compared to 83.5% during first quarter of 2014. Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $63.88 and $62.63 for the three months ended March 31, 2015 and 2014, respectively. Hotel operating expenses as a percentage of hotel revenues increased to 32.1% in first quarter of 2015 as compared to 29.8% for the comparable prior year period due to higher repair and maintenance expenses and higher payroll and related expenses.

Promotional allowances as a percentage of gross revenues increased to 18.5% during the first quarter of 2015 compared to 17.9% in the comparable 2014 quarter. This increase was primarily due to the increase in complimentary expenses driven by our competitive gaming markets.

Other revenues increased 4.9% in the first quarter of 2015 compared to the first quarter of 2014 driven primarily by increased arcade, retail and spa revenues.

Selling, General and Administrative (“SG&A”) expense decreased to $12.6 million in the first quarter of 2015 from $13.2 million in the first quarter of 2014 primarily due to lower marketing expense and lower salaries, wages and benefits expenses. As a percentage of net revenue, SG&A expense decreased to 26.7% in the first quarter of 2015 from 29.1% in the first quarter of 2014.

Depreciation and amortization expense decreased to $4.1 million for the three months ended March 31, 2015 as compared to $4.7 million for the three months ended March 31, 2014 primarily as a result of a decrease in monthly depreciation expense of the existing parking structure following the revision in the expected date of early removal of the parking structure from service in relation to the Monarch Black Hawk expansion project.

During the first quarter, the Company paid down the principal balance on its credit facility by $4.3 million, which decreased the outstanding balance of the credit facility to $42.0 million at March 31, 2015 from $46.3 million at December 31, 2014. Interest expense, net of amounts capitalized decreased to $0.2 million in the first quarter of 2015 from $0.3 million in the first quarter of 2014 as a result of lower average outstanding borrowings in 2015 first quarter compared to the 2014 first quarter.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2015, net cash provided by operating activities totaled $8.2 million, an increase of approximately $0.4 million or 5.0% compared to the same period in the prior year. This increase was primarily the result of an increase in net income by $0.8 million and an increase in income tax payable by $0.4 million partially offset by a decrease in depreciation expense by $0.6 million and a decrease in the ordinary working capital.

Net cash used in investing activities totaled $7.3 million and $3.8 million for the three months ended March 31, 2015 and 2014, respectively. Net cash used in investing activities during first quarters of 2015 and 2014 consisted primarily of net cash used for redesigning and upgrading of the Monarch Casino Black Hawk property and for acquisition of gaming equipment and general upgrades at the Atlantis property.

Net cash used in financing activities during first quarter of 2015 was $4.0 million and represented $4.3 million of payments made on the Credit Facility offset by $0.3 million in proceeds resulting from stock options exercises. Net cash used in financing activities during first quarter of 2014 of $6.3 million represented $4.9 million of payments made on the Credit Facility and $0.5 million in proceeds resulting from stock options exercises net of $2.0 million in income taxes paid to satisfy minimum tax withholdings.

As of March 31, 2015, we had $88.0 million maximum principal available under the Credit Facility, of which $42.0 million was drawn. The proceeds from the Credit Facility were utilized to finance the acquisition of Monarch Black Hawk and may also be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements. We had $46.0 million remaining credit available on the Credit Facility as of March 31, 2015.

The maximum principal available under the Credit Facility is reduced by 1.5% per quarter beginning July 1, 2013. We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000. Maturities of the borrowings for each of the next three years and thereafter as of March 31, 2015 are as follows (in millions):

Year	Maturities
2015	$—
2016	42.0
$42.0

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

We may prepay borrowings under the Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid may be borrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

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

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis. The Shopping Center is controlled by an entity whose owners include our controlling stockholders. As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to increase every year beginning in the 61st month based on the Consumer Price Index. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to renew the lease for three individual five-year terms, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $94 thousand in lease payments for the leased driveway space at the Shopping Center during the three-month period ended March 31, 2015.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2014 Form 10-K filed on March 13, 2015.

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

Negative economic developments in Northern Nevada, the Denver metropolitan area, and our feeder markets, could adversely impact discretionary incomes of our target customers, which, in turn could adversely impact our business as our target customers might curtail discretionary spending for leisure activities and businesses may reduce spending for conventions and meetings, both of which would adversely impact our business. Management continues to monitor economic trends and intends, as appropriate, to adopt operating strategies to attempt to mitigate the effects of such adverse conditions. We can make no assurances that such strategies will be effective should negative economic developments in our markets occur.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of March 31, 2015 and the next five years and thereafter are as follows (in millions):

	Payment due by period (1)
	Total	Less than 1 year	1 to 3 years	3 to 5 years
Operating Leases (2)	$1.9	$0.5	$0.8	$0.6
Purchase Obligations (3)	7.5	7.5	—	—
Construction Contracts (4)	31.2	25.0	6.2	—
Borrowings Under Credit Facility (5)	42.0	—	42.0	—
Total Contractual Cash Obligations	$82.6	$33.0	$49.0	$0.6

(1)  Because interest payments under our credit facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable. These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with Adjusted EBITDA and our borrowing levels; and iii) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings. The interest rate under our credit facility is LIBOR, or a base rate (as defined in the credit facility agreement), plus an interest rate margin ranging from 1.25% to 2.50% depending on our leverage ratio. The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter. Based on our leverage ratio, at March 31, 2015 pricing was LIBOR plus 1.5% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At March 31, 2015, the one-month LIBOR rate was 0.18%.

(2) Operating leases include leased driveway usage and executive housing in Colorado.

(3) Purchase obligations represent approximately $2.5 million of commitments related to capital projects and approximately $5.0 million of materials and supplies used in the normal operation of our business. Of the total purchase order and construction commitments, approximately $7.5 million are cancelable by us upon providing a 30-day notice.

(4) Construction contracts obligations represent commitments related to remodel and expansion projects in Monarch Casino Black Hawk. $28.6 million of the commitment relates to construction of the new parking garage structure, $0.6 million relates to construction of the new parking garage foundation and $2.0 million relates to the remodel of the casino floor of the existing facility.

(5) The amount represents outstanding draws against the Credit Facility as of March 31, 2015.

As described in the “CAPITAL SPENDING AND DEVELOPMENT” section above, we have begun commencement of a substantial expansion of our Monarch Casino Black Hawk facility which started in 2014. While we have disclosed the estimated cost of that expansion, we have not entered into contracts for substantial portions of the work. For this reason, we have included in the table above only the amounts for which we have contractual commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market conditions and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of March 31, 2015 that are subject to market risk. As of March 31, 2015, we had $42.0 million of outstanding principal balance under our Credit Facility that was subject to credit risk. A 1% increase in the interest rate on the balance outstanding under the Credit Facility at March 31, 2015 would result in a change in our annual interest cost of approximately $0.4 million.

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

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: May 8, 2015	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)