Form 10-Q
period 2015-06-30
MONARCH CASINO & RESORT INC
filed 2015-08-07
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,976,356 shares
Class	Outstanding at August 3, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenues
Casino	$38,551	$36,264	$75,990	$72,298
Food and beverage	13,975	13,205	27,078	25,470
Hotel	5,828	6,031	10,565	10,675
Other	2,668	2,455	5,268	4,934
Gross revenues	61,022	57,955	118,901	113,377
Less promotional allowances	(11,009)	(10,152)	(21,717)	(20,066)
Net revenues	50,013	47,803	97,184	93,311

Operating expenses
Casino	16,228	15,117	32,564	30,139
Food and beverage	5,524	5,543	10,743	10,514
Hotel	1,676	1,700	3,195	3,084
Other	1,114	912	2,048	1,787
Selling, general and administrative	13,317	13,180	25,896	26,411
Depreciation and amortization	4,108	4,630	8,239	9,324
Loss (gain) on disposition of assets	(2)	249	(20)	249
Colorado ballot initiative costs	—	1,004	—	1,004
Total operating expenses	41,965	42,335	82,665	82,512
Income from operations	8,048	5,468	14,519	10,799

Other expenses
Interest expense, net of amounts capitalized	(181)	(274)	(400)	(561)
Total other expense	(181)	(274)	(400)	(561)

Income before income taxes	7,867	5,194	14,119	10,238
Provision for income taxes	(2,768)	(2,170)	(4,977)	(3,938)
Net income	$5,099	$3,024	$9,142	$6,300

Earnings per share of common stock
Net income
Basic	$0.30	$0.18	$0.54	$0.38
Diluted	$0.29	$0.18	$0.53	$0.37

Weighted average number of common shares and potential common shares outstanding
Basic	16,894	16,788	16,858	16,663
Diluted	17,302	17,104	17,250	17,165

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,848	$21,583
Receivables, net	3,095	3,047
Income taxes receivable	1,937	1,139
Inventories	2,588	2,846
Prepaid expenses	4,064	4,021
Deferred income taxes	1,626	1,626
Total current assets	33,158	34,262
Property and equipment
Land	29,415	29,415
Land improvements	6,701	6,701
Buildings	150,771	150,821
Buildings improvements	20,027	18,142
Furniture and equipment	127,285	125,671
Construction in progress	26,040	15,672
Leasehold improvements	1,347	1,347
	361,586	347,769
Less accumulated depreciation and amortization	(173,773)	(167,498)
Net property and equipment	187,813	180,271
Other assets
Goodwill	25,111	25,111
Intangible assets, net	6,783	7,366
Deferred income taxes	4,682	4,682
Other assets, net	457	609
Total other assets	37,033	37,768
Total assets	$258,004	$252,301
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,434	$7,933
Construction accounts payable	2,232	1,790
Accrued expenses	18,497	19,327
Total current liabilities	27,163	29,050
Long-term debt	42,200	46,300
Total liabilities	69,363	75,350
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,976,356 outstanding at June 30, 2015; 16,812,794 outstanding at December 31, 2014	191	191
Additional paid - in capital	22,853	22,985
Treasury stock, 2,119,944 shares at June 30, 2015; 2,283,506 shares at December 31, 2014	(30,290)	(32,970)
Retained earnings	195,887	186,745
Total stockholders’ equity	188,641	176,951
Total liabilities and stockholders’ equity	$258,004	$252,301

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$9,142	$6,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,239	9,324
Amortization of deferred loan costs	152	152
Stock-based compensation	620	576
Excess tax benefit from stock-based compensation	(275)	(395)
Provision for bad debts	35	34
Loss (gain) on disposition of assets	(20)	249
Changes in operating assets and liabilities:
Receivables	(83)	(745)
Inventories	258	249
Prepaid expenses	(43)	(458)
Accounts payable	(1,499)	(744)
Accrued expenses	(830)	(1,206)
Income taxes	(798)	770
Net cash provided by operating activities	14,898	14,106

Cash flows from investing activities:
Proceeds from sale of assets	23	75
Change in construction payable	442	119
Acquisition of property and equipment	(15,202)	(9,498)
Net cash used in investing activities	(14,737)	(9,304)

Cash flows from financing activities:
Net exercise of stock options	1,929	(2,461)
Excess tax benefit from stock-based compensation	275	395
Principal payments on long-term debt	(4,100)	(4,900)
Net cash used in financing activities	(1,896)	(6,966)

Net decrease in cash	(1,735)	(2,164)
Cash and cash equivalents at beginning of period	21,583	19,330
Cash and cash equivalents at end of period	$19,848	$17,166

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$247	$447
Cash paid for income taxes	$5,500	$2,850

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Change in Accounting Estimate of Depreciable Life of Monarch Black Hawk Parking Structure:

In December 2013, the Company began construction of a new parking facility at Monarch Black Hawk. Upon completion of that new structure, the Company plans to demolish the existing parking structure. At December 31, 2013, the existing parking structure had a net book value of approximately $4.8 million and a remaining depreciable life of approximately 37 years. The new parking facility was estimated to be completed on March 31, 2015. In accordance with ASC 250-10-45-17, effective January 1, 2014, the Company modified the estimated depreciable life of the existing parking structure to 15 months; the period from January 1, 2014 through the estimated demolition commencement date of March 31, 2015. As a result of this modification to the estimated depreciable life, depreciation expense of the existing parking structure increased by approximately $0.3 million per month (approximately $0.2 million net of tax). In July 2014, because of a delayed construction schedule, the Company revised the new parking facility completion date to December 31, 2015. At this time the Company modified the estimated depreciable life of the existing parking structure to 18 months, the period from July 1, 2014 through the revised estimated demolition commencement date of December 31, 2015 and adjusted the monthly depreciation expense. For the three months ended June 30, 2015, the effect of the changes in estimate was an increase of depreciation expense by $0.5 million, a decrease of net income by $0.3 million and a decrease of basic and diluted earnings per share by $0.02. For the six months ended June 30, 2015, the effect of the changes in estimate was an increase of depreciation expense by $1.0 million, a decrease of net income by $0.6 million and a decrease of basic and diluted earnings per share by $0.04.

Segment Reporting:

The accounting guidance for disclosures about segments of an enterprise and related information requires separate financial information to be disclosed for all operating segments of a business. The Company determined that two of the Company’s operating segments, Atlantis and Monarch Black Hawk, meet all of the aggregation criteria stipulated by ASC 280-10-50-11. The Company views each property as an operating segment and the two operating segments have been aggregated into one reporting segment.

NOTE 2. STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the authoritative guidance requiring the compensation cost relating to stock-based payment transactions to be recognized in the Company’s consolidated statements of income.

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Casino	$18	$9	$34	$25
Food and beverage	18	18	42	32
Hotel	3	2	6	5
Selling, general and administrative	290	285	538	514
Total stock-based compensation, before taxes	329	314	620	576
Tax benefit	(115)	(110)	(217)	(202)
Total stock-based compensation, net of tax	$214	$204	$403	$374

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

	Three months ended June 30,
	2015		2014
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,894	$0.30	16,788	$0.18
Effect of dilutive stock options	408	(0.01)	316	—
Diluted	17,302	$0.29	17,104	$0.18

	Six months ended June 30,
	2015		2014
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,858	$0.54	16,663	$0.38
Effect of dilutive stock options	392	(0.01)	502	(0.01)
Diluted	17,250	$0.53	17,165	$0.37

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three and six months ended June 30, 2015, options for 610 thousand and 655 thousand shares, respectively, were excluded from the computation. For the three and six months ended June 30, 2014, 626 thousand and 644 thousand shares were excluded from the computation.

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. In July 2015, FASB voted to delay the effective date of the new revenue standard by one year. The new effective date is for the annual and interim periods beginning after December 15, 2017. Reporting entities may choose to adopt the standard as of the original effective date. The Company plans to adopt this standard effective January 1, 2018. The Company is currently assessing the impact the adoption of this standard will have on its Consolidated Financial Statements.

In August 2014, the FASB issued an accounting standard update that requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity’s ability to continue as a going concern exist when relevant conditions and events, consolidated and aggregated, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statement are issued. Currently, there is no guidance in U.S. GAAP for management’s responsibility to perform an evaluation. Under the update, management’s evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact the adoption of this standard will have on its Consolidated Financial Statements

In April 2015, FASB issued an accounting standards update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company will adopt this standard effective January 1, 2016. The Company is currently assessing the impact the adoption of this standard will have on its Consolidated Financial Statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

The shopping center adjacent to the Atlantis (the “Shopping Center”) is owned by Biggest Little Investments, L.P. (“BLI”). John Farahi, Bob Farahi and Ben Farahi are each principal stockholders of the Company and beneficially own limited partnership interests in BLI indirectly through Maxum LLC, which is the general partner of BLI. Ben Farahi is the sole manager of Maxum LLC, and neither John Farahi nor Bob Farahi has any management control over BLI or the Shopping Center. Ben Farahi formerly held positions of Co-Chairman of the Board, Secretary, Treasurer and Chief Financial Officer of the Company. John Farahi is the Co-Chairman of the Board, Chief Executive Officer and Secretary of the Company, and Bob Farahi is the Co-Chairman of the Board and President of the Company.

In addition, we share a driveway with and lease approximately 37,000 square-feet from the Shopping Center for a minimum lease term of 15 years at an original annual rent of $300 thousand plus common area expenses, subject to increase every year beginning in the 61st month based on the Consumer Price Index. As of June 30, 2015 the annual rent is $377 thousand. We have the option to extend the lease for three individual five-year terms beyond the initial 15 year term, and at the end of the extension periods, we have the option to purchase the leased driveway section of the Shopping Center. For the three month periods ended June 30, 2015 and 2014, the Company paid $94 thousand in rent, plus $25 thousand in operating expenses related to this lease and $85 thousand in rent, plus $34 thousand for operating expenses related to this lease, respectively. For the six month periods ended June 30, 2015 and 2014, the Company paid $188 thousand in rent, plus $53 thousand expenses related to this lease and $170 thousand in rent, plus $64 thousand for operating expenses related to this lease, respectively.

We occasionally lease billboard advertising, storage space or parking lot space from affiliates of our controlling stockholders. We paid $27 thousand and $28 thousand for the three month periods ended June 30, 2015 and 2014, respectively and $71 thousand and $66 thousand for the six month periods ended June 30, 2015 and 2014 respectively, under these arrangements with affiliates.

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

In addition to other customary covenants for a facility of this nature, as of June 30, 2015, we are required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 2.0:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1. As of June 30, 2015, the Company’s leverage ratio and fixed charge coverage ratios were 0.9:1 and 32.0:1, respectively.

The Credit Facility is structured to reduce the maximum principal available by $1.5 million each quarter beginning June 30, 2013. The Credit Facility also allows us to permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000. During the second quarter of 2015 we exercised this option and permanently reduced the amount available under the credit facility by $20 million. As of June 30, 2015, the maximum principal available was $66.5 million, of which $42.2 million was drawn. Maturities of our borrowings for each of the next two years as of June 30, 2015 are as follows (in millions):

Year	Maturities
2015	$—
2016	42.2
$42.2

At June 30, 2015, our leverage ratio was such that pricing for borrowings under the Credit Facility was LIBOR plus 1.25%. At June 30, 2015, the one-month LIBOR interest rate was 0.19%. The carrying value of the debt outstanding under the Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

NOTE 7. TAXES

For the six months ended June 30, 2015, the Company’s effective tax rate was 35.3% compared to 38.5% for the six months ended June 30, 2014. The higher effective tax rate in 2014 is primarily attributable to the $1.0 million expense related to the campaign against the proposed 2014 ballot initiatives to expand gaming in Colorado which is not deductible for federal and state tax purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, construction timelines, development activities, legal proceedings and employee matters. Certain important factors, including, but not limited to, competition from other gaming operations, factors affecting our ability to compete, acquisitions of gaming properties, legalization of additional gaming operations in our markets, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Any changes in the law that would permit the establishment of gaming operations in or near Denver could materially impact Monarch Black Hawk operations and could alter, delay or cause us to reconsider our master development plan to expand our Monarch Black Hawk property. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our expansion, development activities, legal proceedings and employee matters, are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statement to reflect events or circumstances after the date hereof.

Monarch Casino & Resort, Inc., through its direct and indirect wholly-owned subsidiaries, Golden Road Motor Inn, Inc. (“Golden Road”), Monarch Growth Inc. (“Monarch Growth”), Monarch Black Hawk, Inc. (“Monarch Black Hawk”), High Desert Sunshine, Inc. (“High Desert”), Golden North, Inc. (“Golden North”) and Golden East, Inc. (“Golden East”) owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”), the Monarch Casino Black Hawk in Black Hawk, Colorado (“Monarch Black Hawk”), and certain real estate proximate to the Atlantis and Monarch Casino Black Hawk.

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

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis: In response to aggressive marketing programs by our competitors, we have increased the amount of complimentaries offered to our guests. As a result, our complimentaries expense has increased.

Monarch Black Hawk: Since the acquisition of Monarch Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues. There is currently no hotel on the property. In September 2013, we opened a new buffet. In December 2013, we began a project to redesign and upgrade the existing casino facility. To minimize disruption, we staged the work in three equal phases. The first phase was completed and opened in August 2014. The second phase was completed and opened in March 2015. We estimate that the third and final phase of the redesign and upgrade work will be completed during the third quarter 2015.

In the fourth quarter of 2013, we began work on a multi-phased expansion which involves construction of a new parking facility, demolition of the existing parking facility followed by construction of a new hotel tower and casino expansion on the site where the current garage facility sits. The excavation and foundation work for the facility’s new parking structure has been completed and the new parking structure is anticipated to be completed in late 2015 (see “Master Planned Expansion of the Monarch Black Hawk” section below). The planned nine story parking structure will increase total parking on site from approximately 500 spaces to approximately 1,500 spaces. Upon completion of the new parking structure, the existing parking structure will be demolished to make space for the hotel tower. We expect to begin construction of the new hotel tower and casino expansion in the second quarter of 2016. Once completed, the Monarch Black Hawk expansion will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars, a new parking structure and associated support facilities.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Capital expenditures for the six month periods ended June 30, 2015 and 2014 totaled approximately $15.2 million and $9.5 million. During each of the six month periods ended June 30, 2015 and 2014, our capital expenditures related primarily to the redesign and upgrade of the Monarch Black Hawk facility as well as acquisition of gaming equipment to upgrade and replace existing equipment in the Atlantis and Monarch Black Hawk.

Master Planned Expansion of the Monarch Black Hawk

In October 2012, we began an extensive renovation and upgrade of Monarch Black Hawk. To-date, we have upgraded the property’s food and beverage operations (including an all-new buffet) and completed the first two phases of a three-phase redesign and upgrade of the existing casino floor (including a new front entrance and cabaret lounge). We expect to complete the third and final phase of the upgrades to the existing casino floor in the third quarter of 2015. Our plans also call for the exterior of the existing facilities to be refinished to match the master planned expansion. The remaining cost of the redesign and upgrade is expected to be approximately $17-$19 million, all of which is expected to be funded from operating cash flow.

In addition, we have begun work on our master plan to expand and convert the Monarch Black Hawk into a full-scale casino resort. The excavation and foundation work for the facility’s new parking structure has been completed. The new 9-story parking structure will increase on-site parking from approximately 500 spaces to approximately 1,500 spaces. Construction of the new parking structure began in the first quarter of 2015 and construction is anticipated to be completed in late 2015. Upon completion of the new parking structure, the existing parking structure will be razed to make room for the new hotel tower. The remaining cost of the parking structure-related work is expected to be approximately $24-$27 million, which we expect to fund primarily from operating cash flow and, to a lesser extent, from our Credit Facility.

We expect to begin construction of the new hotel tower and casino expansion in the second quarter of 2016. The new 23-story tower will nearly double the existing casino space and will include approximately 500 hotel rooms, an upscale spa and pool facility, three additional restaurants and additional bars. Tower floors will be opened as they are finished beginning with the casino expansion and additional restaurants. We currently expect completion of the entire tower in late 2017 at a total cost of approximately $229-$234 million. The cost is expected to be financed through a combination of operating cash flow and an expansion or replacement of our Credit Facility. The Company’s current credit facility will mature in November 2016, and before that time, we expect to negotiate a new or amended Credit Facility with sufficient borrowing capacity to complete the expansion.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2015 and 2014

For the three months ended June 30, 2015, our net income totaled $5.1 million, or $0.29 per diluted share, compared to net income of $3.0 million, or $0.18 per diluted share for the same period in 2014, reflecting a 68.6% increase in net income and a 61.1% increase in diluted earnings per share. Net revenues totaled $50.0 million in the current quarter, an increase of $2.2 million compared to the second quarter of 2014. Income from operations for the three months ended June 30, 2015 totaled $8.1 million compared to $5.5 million for the same period in 2014.

Casino revenues increased 6.3%, in the second quarter of 2015 compared to the second quarter of 2014. Casino operating expenses as a percentage of casino revenues increased to 42.1% in the second quarter of 2015, compared to 41.7% in the second quarter of 2014 primarily due to higher complimentaries expense combined with higher gaming tax expense and higher payroll and related benefits expenses.

Food and beverage revenues for the second quarter of 2015 increased 5.8% over the second quarter of 2014, due to a 6.4% increase in average revenue per cover. The number of food and beverage covers for the second quarter of 2015 is in line with those of the same period in 2014. Food and beverage operating expenses as a percentage of food and beverage revenues decreased in the second quarter of 2015 to 39.5% compared to 42.0% for the same period in 2014 primarily as a result of the increase in revenue per cover partially offset by higher payroll expenses.

Hotel revenue decreased 3.4% due to a lower hotel occupancy of 90.3% during the second quarter of 2015 compared to 93.3% during the second quarter of 2014, partially offset by a slightly higher average daily room rate (“ADR”) of $79.45 in the second quarter of 2015 compared to $78.55 in the second quarter of 2014. Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $77.73 and $80.43 for the three months ended June 30, 2015 and 2014, respectively. We believe that the reduced demand of convention and meeting groups in the Reno area, as well as the reduced transient guest demand contributed to the lower occupancy and REVPAR in the 2015 three month period compared to the same period of 2014. Hotel operating expenses as a percentage of hotel revenues increased to 28.8% in the second quarter of 2015 as compared to 28.2% for the comparable prior year period primarily due to the lower hotel revenue and higher payroll and related expenses.

Promotional allowances as a percentage of gross revenues increased to 18.0% during the second quarter of 2015 compared to 17.5% in the comparable 2014 quarter. This increase was primarily due to the increase in complimentary expenses driven by our competitive gaming markets.

Other revenues increased 8.7% in the second quarter of 2015 compared to the second quarter of 2014 driven primarily by increased arcade, spa and retail revenues.

Selling, General and Administrative (“SG&A”) expense increased slightly to $13.3 million in the second quarter of 2015 from $13.2 million in the second quarter of 2014 primarily due to higher repair and maintenance expenses. As a percentage of net revenue, SG&A expense decreased to 26.6% in the second quarter of 2015 from 27.6% in the second quarter of 2014.

Depreciation and amortization expense decreased to $4.1 million for the three months ended June 30, 2015 as compared to $4.6 million for the three months ended June 30, 2014 primarily as a result of a decrease in monthly depreciation expense of the Monarch Black Hawk parking structure following the revision in the expected date of early removal of the parking structure from service in relation to the Monarch Black Hawk expansion project.

Interest expense, net of amounts capitalized decreased to $0.2 million in the second quarter of 2015 from $0.3 million in the second quarter of 2014 primarily as a result of lower average outstanding borrowings combined with a lower interest rate driven by our lower leverage ratio in the 2015 second quarter compared to the 2014 second quarter.

In the second quarter of 2014 the Company incurred an approximately $0.3 million loss on disposal of slot machines and $1.0 million of expense related to the campaign against proposed 2014 ballot initiatives to expand gaming in Colorado.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2015 and 2014

For the six months ended June 30, 2015, our net income totaled $9.1 million, or $0.53 per diluted share, compared to net income of $6.3 million, or $0.37 per diluted share for the same period in 2014, reflecting a 45.1% increase in net income and 43.2% increase in diluted earnings per share. Net revenues totaled $97.2 million in the current six months period, reflecting an increase of $3.9 million, or 4.2%, compared to the same period in 2014. Income from operations for the six months ended June 30, 2015 totaled $14.5 million compared to $10.8 million for the same period in 2014, representing an increase of $3.7 million or 34.4%.

Casino revenues increased 5.1% in the first six months of 2015 compared to the first six months of 2014 driven primarily by higher gaming revenues at Monarch Black Hawk despite the construction disruption from the ongoing upgrade work. Casino operating expenses as a percentage of casino revenue increased to 42.9% in the first six months of 2015, compared to 41.7% in the first six months of 2014 due to higher complimentaries expense combined with higher gaming tax expense and higher payroll and related benefits expenses.

Food and beverage revenues for the first six months of 2015 increased 6.3% over the first six months of 2015, due to a 5.0% increase in average revenue per cover. The average revenue per cover increased as a result of menu price increases in anticipation of the commodity price increases, combined with a slight increase in total covers served. Food and beverage operating expenses as a percent of food and beverage revenues decreased in the first six months of 2015 to 39.7% compared to 41.3% for the prior year same period primarily as a result of higher revenue per cover and lower payroll benefits expenses.

Hotel revenue decreased 1.0% due to lower occupancy of 86.9% during the first six months of 2015 compared to 88.0% during the first six months of 2014, partially offset by an increase in ADR to $74.58 in the first six months of 2015 from $73.89 in the first six months of 2014. REVPAR was $70.84 and $71.58 for the six months ended June 30, 2015 and 2014, respectively. Hotel operating expenses as a percent of hotel revenues increased to 30.2% in the first six months of 2015 as compared to 28.9% for the comparable prior year period due to higher repair, maintenance and operating supplies expenses and higher payroll and related expenses.

Other revenues increased 6.8% in the first six months of 2015 compared to the first six months of 2014 driven primarily by increased arcade, spa and retail revenues.

Promotional allowances as a percentage of gross revenues increased to 18.3% during the first six months of 2015 compared to 17.7% in the comparable 2014 period. This increase was driven primarily by a strategic decision to increase guest rewards through marketing programs.

SG&A expense decreased by $0.5 million to $25.9 million in the first six months of 2015 primarily due to lower promotional expenses and decreases in payroll and related expenses, partially offset by higher repair and maintenance expenses. As a percentage of net revenue, SG&A expense decreased to 26.6% in the first six months of 2015 from 28.3% in the first six months of 2014.

Depreciation and amortization expense decreased to $8.2 million for the six months ended June 30, 2015 as compared to $9.3 million for the six months ended June 30, 2014 primarily as a result of a decrease in monthly depreciation expense of the Monarch Black Hawk parking structure following the revision in the expected date of early removal of the parking structure from service in relation to the Monarch Black Hawk expansion project.

Interest expense, net of amounts capitalized decreased to $0.4 million in the first six months of 2015 from $0.6 million in the first six months of 2014 primarily as a result of lower average outstanding borrowings combined with a lower interest rate driven by our lower leverage ratio in the 2015 first six month period compared to the same period in 2014.

Liquidity and Capital Resources

For the six months ended June 30, 2015, net cash provided by operating activities totaled $14.9 million, an increase of $0.8 million or 5.6% compared to the same period in the prior year. This increase was primarily the result of an increase in net income by $2.8 million and an increase in ordinary working capital of $0.7 million offset by an increase in income tax receivable of $1.6 million and a decrease in depreciation expense of $1.1 million.

Net cash used in investing activities totaled $14.7 million and $9.3 million for the six months ended June 30, 2015 and 2014, respectively. Net cash used in investing activities during the first six-month period of 2015 and 2014 consisted primarily of cash used for redesigning and upgrading of the Monarch Casino Black Hawk property and for acquisition of gaming equipment and general upgrades at the Atlantis property.

Net cash used in financing activities during first six months of 2015 was $1.9 million and represented $4.1 million of payments made on the Credit Facility offset by $1.9 million in proceeds resulting from stock options exercises. Net cash used in financing activities during first six months of 2014 of $7.0 million represented $4.9 million of payments made on our Credit Facility and $0.6 million in proceeds resulting from stock options exercises net of $3.1 million in income taxes paid to satisfy minimum tax withholdings.

As of June 30, 2015, we had $66.5 million maximum principal available under the Credit Facility, of which $42.2 million was drawn. The proceeds from the Credit Facility were utilized to finance the acquisition of Monarch Black Hawk and the availability under the Credit Facility may also be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements. We had $24.3 million remaining credit available on the Credit Facility as of June 30, 2015.

The maximum principal available under the Credit Facility is reduced by $1.5 million per quarter beginning July 1, 2013. We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000. During the second quarter of 2015 we permanently reduced the amount available under credit facility by $20 million. Maturities of the borrowings for each of the next two years of June 30, 2015 are as follows (in millions):

Year	Maturities
2015	$—
2016	42.2
$42.2

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

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center (the “Shopping Center”) directly adjacent to the Atlantis. The Shopping Center is controlled by an entity whose owners include our controlling stockholders. As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to increase every year beginning in the 61st month based on the Consumer Price Index. As of July 30, 2015 the annual rent is $377 thousand. We also use part of the common area of the Shopping Center and pay our proportional share of the common area expense of the Shopping Center. We have the option to extend the lease for three individual five-year terms in addition to the 15 year initial term, and at the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million; we were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $94 thousand and $188 thousand in lease payments for the leased driveway space at the Shopping Center during the three-month and six- month periods ended June 30, 2015, respectively.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of June 30, 2015 and the next five years and thereafter are as follows (in millions):

	Payment due by period (1)
	Total	Less than 1 year	1 to 3 years	3 to 5 years
Operating Leases (2)	$2.1	$0.5	$1.0	$0.6
Purchase Obligations (3)	11.7	11.7	—	—
Construction Contracts (4)	25.9	25.9	—	—
Borrowings Under Credit Facility (5)	42.2	—	42.2	—
Total Contractual Cash Obligations	$81.9	$38.1	$43.2	$0.6

(1) Because interest payments under our credit facility are subject to factors that in our judgment fluctuate materially, the amount of future interest payments is not presently determinable. These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with Adjusted EBITDA and our borrowing levels; and iii) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings. The interest rate under our credit facility is LIBOR, or a base rate (as defined in the credit facility agreement), plus an interest rate margin ranging from 1.25% to 2.50% depending on our leverage ratio. The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter. Based on our leverage ratio, at June 30, 2015 pricing was LIBOR plus 1.25% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At June 30, 2015, the one-month LIBOR rate was 0.19%.

(2) Operating leases include leased driveway usage and executive housing in Colorado.

(3) Purchase obligations represent approximately $5.0 million of commitments related to capital projects and approximately $6.7 million of materials and supplies used in the normal operation of our business. Of the total purchase order and construction commitments, approximately $11.7 million are cancelable by us upon providing a 30-day notice.

(4) Construction contracts obligations represent commitments related to remodel and expansion projects in Monarch Casino Black Hawk. $24.8 million of the commitment relates to construction of the new parking garage structure and $1.1 million relates to the remodel of the casino floor of the existing facility.

(5) The amount represents outstanding draws against the Credit Facility as of June 30, 2015.

As described in the “CAPITAL SPENDING AND DEVELOPMENT” section above, we have begun commencement of a substantial expansion of our Monarch Casino Black Hawk facility which started in the fourth quarter of 2013. While we have disclosed the estimated cost of that expansion, we have not entered into contracts for substantial portions of the work. For this reason, we have included in the table above only the amounts for which we have contractual commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market conditions and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of June 30, 2015 that are subject to market risk. As of June 30, 2015, we had $42.2 million of outstanding principal balance under our Credit Facility that was subject to credit risk. A 1% increase in the interest rate on the balance outstanding under the Credit Facility at June 30, 2015 would result in a change in our annual interest cost of approximately $0.4 million.

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

ITEM 1A. RISK FACTORS

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 6. EXHIBITS

Exhibit No	Description
31.1	Certification of John Farahi pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ronald Rowan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John Farahi, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Ronald Rowan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: August 7, 2015	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)