Form 10-Q
period 2015-09-30
MONARCH CASINO & RESORT INC
filed 2015-11-06
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	16,981,355 shares
Class	Outstanding at November 5, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenues
Casino	$41,394	$37,512	$117,384	$109,810
Food and beverage	14,725	13,573	41,803	39,043
Hotel	6,646	6,339	17,211	17,014
Other	2,723	2,553	7,991	7,487
Gross revenues	65,488	59,977	184,389	173,354
Less promotional allowances	(11,912)	(11,380)	(33,629)	(31,446)
Net revenues	53,576	48,597	150,760	141,908

Operating expenses
Casino	16,913	15,743	49,477	45,882
Food and beverage	5,772	5,267	16,515	15,781
Hotel	1,674	1,589	4,869	4,673
Other	901	867	2,949	2,654
Selling, general and administrative	14,349	13,444	40,245	39,855
Depreciation and amortization	3,918	4,180	12,157	13,504
(Gain) loss on disposition of assets	—	—	(20)	249
Colorado ballot initiative costs	—	841	—	1,845
Total operating expenses	43,527	41,931	126,192	124,443
Income from operations	10,049	6,666	24,568	17,465

Other expenses
Interest expense, net of amounts capitalized	(137)	(255)	(537)	(816)
Total other expense	(137)	(255)	(537)	(816)

Income before income taxes	9,912	6,411	24,031	16,649
Provision for income taxes	(3,518)	(2,337)	(8,495)	(6,275)
Net income	$6,394	$4,074	$15,536	$10,374

Earnings per share of common stock
Net income
Basic	$0.38	$0.24	$0.92	$0.62
Diluted	$0.37	$0.24	$0.90	$0.61

Weighted average number of common shares and potential common shares outstanding
Basic	16,979	16,800	16,898	16,709
Diluted	17,343	17,016	17,281	17,113

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,237	$21,583
Receivables, net	3,670	3,047
Income taxes receivable	979	1,139
Inventories	2,688	2,846
Prepaid expenses	4,705	4,021
Deferred income taxes	1,626	1,626
Total current assets	32,905	34,262
Property and equipment
Land	29,415	29,415
Land improvements	6,701	6,701
Buildings	150,771	150,821
Buildings improvements	20,027	18,142
Furniture and equipment	129,026	125,671
Construction in progress	35,614	15,672
Leasehold improvements	1,347	1,347
	372,901	347,769
Less accumulated depreciation and amortization	(177,342)	(167,498)
Net property and equipment	195,559	180,271
Other assets
Goodwill	25,111	25,111
Intangible assets, net	6,491	7,366
Deferred income taxes	4,683	4,682
Other assets, net	380	609
Total other assets	36,665	37,768
Total assets	$265,129	$252,301
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,134	$7,933
Construction accounts payable	3,693	1,790
Accrued expenses	19,992	19,327
Total current liabilities	31,819	29,050
Long-term debt	37,900	46,300
Total liabilities	69,719	75,350
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 16,981,355 outstanding at September 30, 2015; 16,812,794 outstanding at December 31, 2014	191	191
Additional paid - in capital	23,148	22,985
Treasury stock, 2,114,945 shares at September 30, 2015; 2,283,506 shares at December 31, 2014	(30,210)	(32,970)
Retained earnings	202,281	186,745
Total stockholders’ equity	195,410	176,951
Total liabilities and stockholders’ equity	$265,129	$252,301

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$15,536	$10,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,157	13,504
Amortization of deferred loan costs	229	229
Stock-based compensation	938	877
Excess tax benefit from stock-based compensation	(286)	(395)
Provision for bad debts	80	79
(Gain) loss on disposition of assets	(20)	249
Changes in operating assets and liabilities:
Receivables	(703)	(969)
Inventories	158	59
Prepaid expenses	(684)	(666)
Accounts payable	201	(795)
Accrued expenses	665	(172)
Income taxes receivable	160	408
Net cash provided by operating activities	28,431	22,782

Cash flows from investing activities:
Proceeds from sale of assets	23	84
Change in construction payable	1,903	766
Acquisition of property and equipment	(26,575)	(13,019)
Net cash used in investing activities	(24,649)	(12,169)

Cash flows from financing activities:
Net exercise of stock options	1,986	(2,428)
Excess tax benefit from stock-based compensation	286	395
Principal payments on long-term debt	(8,400)	(10,400)
Net cash used in financing activities	(6,128)	(12,433)

Net decrease in cash	(2,346)	(1,820)
Cash and cash equivalents at beginning of period	21,583	19,330
Cash and cash equivalents at end of period	$19,237	$17,510

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$308	$607
Cash paid for income taxes	$8,050	$5,550

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Monarch Casino & Resort, Inc., (“Monarch” or “The Company”) was incorporated in 1993 and through its wholly-owned subsidiary, Golden Road Motor Inn, Inc., owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”). Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc., Golden East, Inc. and Golden North, Inc., each own separate parcels of land located proximate to the Atlantis. Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, acquired Riviera Black Hawk, Inc., owner of the Riviera Black Hawk Casino on April 26, 2012. Riviera Black Hawk Casino was renamed Monarch Casino Black Hawk (“Monarch Black Hawk”) in October 2013. Monarch Growth also owns a parcel of land in Black Hawk, Colorado contiguous to the Monarch Casino Black Hawk.

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

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Change in Accounting Estimate of Depreciable Life of Monarch Black Hawk Parking Structure:

In December 2013, the Company began construction of a new parking structure at Monarch Black Hawk. Upon completion of that new structure, the Company plans to demolish the existing parking structure. At December 31, 2013, the existing parking structure had a net book value of approximately $4.8 million and a remaining depreciable life of approximately 37 years. The new parking structure was estimated to be completed on March 31, 2015. In accordance with ASC 250-10-45-17, effective January 1, 2014, the Company modified the estimated depreciable life of the existing parking structure to 15 months; the period from January 1, 2014 through the estimated demolition commencement date of March 31, 2015. As a result of this modification to the estimated depreciable life, depreciation expense of the existing parking structure increased by approximately $0.3 million per month (approximately $0.2 million net of tax). In July 2014, because of a delayed construction schedule, the Company revised the new parking structure completion date to December 31, 2015. At this time the Company modified the estimated depreciable life of the existing parking structure to 18 months, the period from July 1, 2014 through the revised estimated demolition commencement date of December 31, 2015 and adjusted the monthly depreciation expense. In October 2015, the general contractor notified the Company that further delay is expected and completion is now expected in the second quarter of 2016 at which point demolition of the existing structure will commence. At September 30, 2015, the existing parking structure had a net book value of approximately $0.4 million. Beginning in October 2015, the Company will reduce monthly depreciation expense to $0.04 million to reflect the revised depreciable life of the existing parking structure.

For the three months ended September 30, 2015, the effect of the change in estimate was an increase of depreciation expense by $0.4 million, a decrease of net income by $0.3 million and a decrease of basic and diluted earnings per share by $0.02. For the nine months ended September 30, 2015, the effect of the change in estimate was an increase of depreciation expense by $1.4 million, a decrease of net income by $0.9 million and a decrease of basic and diluted earnings per share by $0.06.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Casino	$1	$9	$35	$34
Food and beverage	17	18	59	50
Hotel	4	3	10	8
Selling, general and administrative	296	271	834	785
Total stock-based compensation, before taxes	318	301	938	877
Tax benefit	(111)	(105)	(328)	(307)
Total stock-based compensation, net of tax	$207	$196	$610	$570

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

	Three months ended September 30,
	2015		2014
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,979	$0.38	16,800	$0.24
Effect of dilutive stock options	364	(0.01)	216	—
Diluted	17,343	$0.37	17,016	$0.24

	Nine months ended September 30,
	2015		2014
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	16,898	$0.92	16,709	$0.62
Effect of dilutive stock options	383	(0.02)	404	(0.01)
Diluted	17,281	$0.90	17,113	$0.61

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three and nine months ended September 30, 2015, options for 687 thousand and 645 thousand shares, respectively, were excluded from the computation. For the three and nine months ended September 30, 2014, 707 thousand and 661 thousand shares were excluded from the computation.

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. In July 2015, FASB voted to delay the effective date of the new revenue standard by one year. The new effective date is for the annual and interim periods beginning after December 15, 2017. Reporting entities may choose to adopt the standard as of the original effective date. The Company plans to adopt this standard effective January 1, 2018. The Company is currently assessing the impact the adoption of this standard will have on its Consolidated Financial Statements.

In August 2014, FASB issued an accounting standard update that requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity’s ability to continue as a going concern exist when relevant conditions and events, consolidated and aggregated, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statement are issued. Currently, there is no guidance in U.S. GAAP for management’s responsibility to perform an evaluation. Under the update, management’s evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted. The Company will adopt this standard effective January 1, 2017. The adoption of this standard will not have a material impact on our Consolidated Financial Statements.

In April 2015, FASB issued an accounting standards update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, FASB issued an accounting standards update which clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to the additional guidance, line-of-credit arrangements will continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement. The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company will adopt this standard effective January 1, 2016. The adoption of this standard will not have a material impact on our Consolidated Financial Statements.

In July 2015, FASB issued an accounting standards update which changes the measurement principle for inventories valued under the first-in, first-out or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined by FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The effective date for this guidance is for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of this standard will have on its Consolidated Financial Statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

The shopping center adjacent to the Atlantis (the “Shopping Center”) is owned by Biggest Little Investments, L.P. (“BLI”). John Farahi and Bob Farahi, Co-Chairmen of the Board and executive officers of the Company, and Ben Farahi are the three largest stockholders of Monarch and each also beneficially own limited partnership interests in BLI. Maxum LLC is the sole general partner of BLI, and Ben Farahi is the sole managing member of Maxum LLC. Neither John Farahi nor Bob Farahi has any management or operational control over BLI or the Shopping Center. Until May 2006, Ben Farahi formerly held positions of Co-Chairman of the Board, Secretary, Treasurer and Chief Financial Officer of the Company.

In response to customer demand for more convenient surface parking at the Atlantis and after detailed analysis, on August 28, 2015, Monarch, through its subsidiary Golden Road, entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”) consisting of an approximate 46,000 square-foot commercial building on approximately 4.15 acres of land adjacent to the Atlantis (the “Leased Property”). We have demolished the building and are in the process of converting the now vacant land into approximately 300 additional surface parking spaces for the Atlantis. We expect the work to be completed during the fourth quarter of 2015. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to cost of living adjustment increases on each five year anniversary. In addition, we are responsible for payment of property taxes, utilities and maintenance expenses related to the Leased Property. We have an option to renew the Parking Lot Lease for an additional 10-year term. If we elect not to exercise its renewal option, we will be obligated to pay BLI $1.6 million for the residual value of the demolished building.

In addition, we share a driveway with and lease approximately 37,000 square-feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to cost of living adjustment increases on each five year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15 year term in the existing Driveway Lease Agreement. At the end of the renewal terms, we have the option to purchase the leased driveway section of the Shopping Center. As of September 30, 2015, the annual rent is $377 thousand. For the three month periods ended September 30, 2015 and 2014, the Company paid $94 thousand in rent, plus $23 thousand in operating expenses and $85 thousand in rent, plus $29 thousand for operating expenses, respectively. For the nine month periods ended September 30, 2015 and 2014, the Company paid $282 thousand in rent, plus $76 thousand expenses and $256 thousand in rent, plus $93 thousand for expenses, respectively.

We occasionally lease billboard advertising, storage space or parking lot space from affiliates of our controlling stockholders. We paid $47 thousand and $30 thousand for the three month periods ended September 30, 2015 and 2014, respectively and $118 thousand and $96 thousand for the nine month periods ended September 30, 2015 and 2014 respectively, under these arrangements with affiliates.

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

In addition to other customary covenants for a facility of this nature, as of September 30, 2015, we are required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 2.0:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1. As of September 30, 2015, the Company’s leverage ratio and fixed charge coverage ratios were 0.8:1 and 38.7:1, respectively.

We may prepay borrowings under the Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid may be borrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

The Credit Facility is structured to reduce the maximum principal available by $1.5 million each quarter beginning June 30, 2013. The Credit Facility also allows us to permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000. During the second quarter of 2015 we exercised this option and permanently reduced the amount available under the credit facility by $20 million. As of September 30, 2015, the maximum principal available was $65.0 million, of which $37.9 million was drawn. Maturities of our borrowings for each of the next two years as of September 30, 2015 are as follows (in millions):

Year	Maturities
2015	$—
2016	37.9
$37.9

At September 30, 2015, our leverage ratio was such that pricing for borrowings under the Credit Facility was LIBOR plus 1.25%. At September 30, 2015, the one-month LIBOR interest rate was 0.20%. The carrying value of the debt outstanding under the Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

We believe that our existing cash balances, cash flow from operations and borrowings available under the Credit Facility (as amended or replaced) will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure plans over the next twelve months; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow or to amend or replace our Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

NOTE 7. TAXES

For the nine months ended September 30, 2015, the Company’s effective tax rate was 35.4% compared to 37.7% for the nine months ended September 30, 2014. The higher effective tax rate in 2014 is primarily attributable to the $1.8 million expense related to the campaign against the proposed 2014 ballot initiatives to expand gaming in Colorado which is not deductible for federal and state tax purposes.

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

Monarch Casino & Resort, Inc., ( “Monarch” or “The Company”) through its direct and indirect wholly-owned subsidiaries, Golden Road Motor Inn, Inc., Monarch Growth Inc. (“Monarch Growth”), Monarch Black Hawk, Inc. (“Monarch Black Hawk”), High Desert Sunshine, Inc., Golden North, Inc. and Golden East, Inc. owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”), the Monarch Casino Black Hawk in Black Hawk, Colorado (“Monarch Black Hawk”), and certain real estate proximate to the Atlantis and Monarch Casino Black Hawk.

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

OPERATING RESULTS SUMMARY

Our operating results may be affected by, among other things, competitive factors, gaming tax increases, the commencement of new competitive gaming operations, construction at our facilities, general public sentiment regarding travel, overall economic conditions and governmental policies affecting the disposable income of our patrons and weather conditions affecting our properties.

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis: Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and hotel operations. During the recessionary periods of 2008 and 2009 and after, we expanded and upgraded the facility. With quality gaming, hotel and dining products, we believe the Atlantis is well positioned to benefit from future macro and local economic growth. Several national businesses have announced plans to expand or relocate operations to Northern Nevada. While such economic activity could ultimately drive additional revenue and profit at Atlantis, we are experiencing the more immediate effect of increased labor costs, which combined with continued aggressive marketing programs by our competitors have applied upward pressure on Atlantis operating costs.

Monarch Black Hawk: Since the acquisition of Monarch Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and laying the groundwork for the major expansion that we plan. There is currently no hotel on the property. In December 2013, we began a project to redesign and upgrade the existing Monarch Black Hawk facility. To minimize disruption, we staged the work in three equal phases. The first phase was completed and opened in August 2014. The second phase was completed and opened in March 2015 and the final phase was completed and opened in August 2015.

In the fourth quarter of 2013, we began work on a multi-phased expansion of the Monarch Black Hawk which involves construction of a new parking structure, demolition of the existing parking structure followed by construction of a new hotel tower and casino expansion on the site where the existing parking structure currently sits (see “Master Planned Expansion of the Monarch Black Hawk” section below). The planned nine-story parking structure will increase total parking on site from approximately 500 spaces to approximately 1,500 spaces. Upon completion of the new parking structure, the existing parking structure will be demolished to make space for the hotel tower and casino expansion. Once completed, the Monarch Black Hawk expansion will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars, a new parking structure and associated support facilities. We currently expect completion of the entire expansion in the third quarter of 2018.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Capital expenditures for the nine month periods ended September 30, 2015 and 2014 totaled approximately $24.7 million and $12.3 million, respectively. During each of the nine month periods ended September 30, 2015 and 2014, our capital expenditures related primarily to the redesign, upgrade and expansion of the Monarch Black Hawk facility as well as acquisition of gaming equipment to upgrade and replace existing equipment in the Atlantis and Monarch Black Hawk.

Master Planned Expansion of the Monarch Black Hawk

In October 2012, we began an extensive redesign and upgrade of Monarch Black Hawk. We have upgraded the property’s food and beverage operations (including an all-new buffet) and completed the redesign and upgrade of the existing casino floor. Our plans also call for the exterior of the existing facility to be refinished to match the master planned expansion which is expected to cost approximately $17-$19 million and is expected to be primarily funded from operating cash flow.

In addition, we have begun work on our master plan to expand and convert the Monarch Black Hawk into a full-scale casino resort. The excavation and foundation work for the facility’s new parking has been completed and construction of the new parking structure is well underway. The new 9-story parking structure will increase on-site parking from approximately 500 spaces to approximately 1,500 spaces. Construction of the new parking structure began in the first quarter of 2015 and construction is anticipated to be completed in the second quarter of 2016. Upon completion of the new parking structure, the existing parking structure will be razed to make room for the new hotel tower and casino expansion. The remaining cost of the parking structure-related work is expected to be approximately $18-$21 million, which we expect to fund primarily from operating cash flow and, to a lesser extent, from our Credit Facility.

We expect to begin construction of the new hotel tower and casino expansion during the second half of 2016. The new 23-story tower will nearly double the existing casino space and will include approximately 500 hotel rooms, an upscale spa and pool facility, three additional restaurants and additional bars. Tower floors will be opened as they are finished beginning with the casino expansion and additional restaurants. We currently expect completion of the entire tower in the third quarter of 2018 at a total cost of approximately $229-$234 million. The cost is expected to be financed through a combination of operating cash flow and an expansion or replacement of our Credit Facility. The Company’s current Credit Facility will mature in November 2016, and before that time, we expect to negotiate a new or amended credit facility with sufficient borrowing capacity to complete the expansion. We can provide no assurance that any project will be completed on schedule, if at all, or within established budgets, or that any project will result in increased earnings to us. In addition, no assurance can be given that we will be able to enter into a new or amended credit facility on a timely basis, if at all, or upon terms favorable to us.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2015 and 2014

For the three months ended September 30, 2015, our net income totaled $6.4 million, or $0.37 per diluted share, compared to net income of $4.1 million, or $0.24 per diluted share for the same period in 2014, reflecting a 56.9% increase in net income and a 54.2% increase in diluted earnings per share. Net revenues totaled $53.6 million in the current quarter, an increase of $5.0 million, or 10.2%, compared to the third quarter of 2014. Income from operations for the three months ended September 30, 2015 totaled $10.0 million compared to $6.7 million for the same period in 2014, reflecting 50.8% increase in income from operation.

Casino revenues increased 10.3% in the third quarter of 2015 compared to the same quarter of 2014. Casino operating expenses as a percentage of casino revenues decreased to 40.9% in the third quarter of 2015 compared to 42.0% in the third quarter of 2014 primarily due to higher casino revenues.

Food and beverage revenues for the third quarter of 2015 increased 8.5% over the third quarter of 2014, due to a 5.3% increase in average revenue per cover combined with a 3.0% increase in food and beverage covers for the third quarter of 2015 compared to the same period in 2014. The average revenue per cover increased as a result of menu price increases in anticipation of commodity price increases. Food and beverage operating expenses as a percentage of food and beverage revenues increased in the third quarter of 2015 to 39.2% compared to 38.8% for the same period in 2014 primarily as a result of higher payroll and repair and maintenance expenses.

Hotel revenue increased 4.8% due to higher average daily room rate (“ADR”) of $82.75 in the third quarter of 2015 compared to $80.21 in the third quarter of 2014 combined with higher hotel occupancy of 97.3% during the third quarter of 2015 compared to 95.2% during the third quarter of 2014. Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $87.66 and $83.62 for the three months ended September 30, 2015 and 2014, respectively. Hotel operating expenses as a percentage of hotel revenues were essentially flat at 25.2% in the third quarter of 2015 as compared to 25.1% for the comparable prior year period.

Other revenues increased 6.7% in the third quarter of 2015 compared to the third quarter of 2014 driven primarily by increased arcade, spa and retail revenues.

Promotional allowances as a percentage of gross revenues decreased to 18.2% during the third quarter of 2015 compared to 19.0% in the comparable 2014 quarter. This decrease was primarily due to the increase in revenues and more efficient utilization of complimentaries.

Selling, General and Administrative (“SG&A”) expense increased to $14.3 million in the third quarter of 2015 from $13.4 million in the third quarter of 2014 primarily due to higher repairs, maintenance and marketing expenses. As a percentage of net revenue, SG&A expense decreased to 26.8% in the third quarter of 2015 from 27.7% in the third quarter of 2014.

Depreciation and amortization expense decreased to $3.9 million for the three months ended September 30, 2015 as compared to $4.2 million for the three months ended September 30, 2014 as a result of: (i) a decrease in depreciation expense of the Monarch Black Hawk parking structure following the revision in the expected date of early removal of the parking structure from service in relation to the Monarch Black Hawk expansion project; (ii) a decrease in depreciation expense at Atlantis due to fully depreciated assets from the Atlantis expansion in 2008; (iii) partially offset by an increase in depreciation expense due to the addition of new assets in operation related to the remodel and upgrade project at Monarch Black Hawk.

Interest expense, net of amounts capitalized decreased to $0.1 million in the third quarter of 2015 from $0.3 million in the third quarter of 2014 primarily as a result of lower average outstanding borrowings combined with a lower interest rate driven by our lower leverage ratio in the 2015 third quarter compared to the 2014 third quarter.

In the third quarter of 2014, the Company incurred $0.8 million of expense related to the campaign against proposed 2014 ballot initiatives to expand gaming in Colorado.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2015 and 2014

For the nine months ended September 30, 2015, our net income totaled $15.5 million, or $0.90 per diluted share, compared to net income of $10.4 million, or $0.61 per diluted share for the same period in 2014, reflecting a 49.8% increase in net income and 47.5% increase in diluted earnings per share. Net revenues totaled $150.8 million in the current nine months period, reflecting an increase of $8.9 million, or 6.2%, compared to the same period in 2014. Income from operations for the nine months ended September 30, 2015 totaled $24.6 million compared to $17.5 million for the same period in 2014, representing an increase of $7.1 million or 40.7%.

Casino revenues increased 6.9% in the first nine months of 2015 compared to the first nine months of 2014 driven by higher gaming revenues at both properties. Casino operating expenses as a percentage of casino revenues increased to 42.1% in the first nine months of 2015, compared to 41.8% in the first nine months of 2014 due to higher complimentaries expense combined with higher gaming tax expense and higher payroll and related benefits expenses.

Food and beverage revenues for the first nine months of 2015 increased 7.1% over the first nine months of 2015, due to a 5.1% increase in average revenue per cover combined with an increase in total covers served by 1.9%. The average revenue per cover increased as a result of menu price increases in anticipation of commodity price increases. Food and beverage operating expenses as a percentage of food and beverage revenues decreased in the first nine months of 2015 to 39.5% compared to 40.4% for the prior year same period primarily as a result of the higher revenue per cover.

Hotel revenue increased 1.2% due to an increase in ADR to $77.54 in the first nine months of 2015 from $76.13 in the first nine months of 2014. Occupancy was flat at 90.4%. REVPAR was $76.51 and $75.64 for the nine months ended September 30, 2015 and 2014, respectively. Hotel operating expenses as a percentage of hotel revenue increased to 28.3% in the first nine months of 2015 as compared to 27.5% for the comparable prior year period due to higher repair, maintenance and operating supplies expenses and higher payroll and related benefits expenses.

Other revenues increased 6.7% in the first nine months of 2015 compared to the first nine months of 2014 driven primarily by increased arcade, spa and retail revenues.

Promotional allowances as a percentage of gross revenues increased slightly to 18.2% during the first nine months of 2015 compared to 18.1% in the comparable 2014 period. This increase was driven primarily by a strategic decision to increase guest rewards through marketing programs.

SG&A expense increased by $0.4 million to $40.2 million in the first nine months of 2015 primarily due to higher repair, maintenance and information technology expenses. As a percentage of net revenue, SG&A expense decreased to 26.7% in the first nine months of 2015 from 28.1% in the first nine months of 2014.

Depreciation and amortization expense decreased to $12.2 million for the nine months ended September 30, 2015 as compared to $13.5 million for the nine months ended September 30, 2014 primarily as a result of: (i) a decrease in depreciation expense of the Monarch Black Hawk parking structure following the revision in the expected date of early removal of the parking structure from service in relation to the Monarch Black Hawk expansion project; (ii) a decrease in depreciation expense at Atlantis due to fully depreciated assets from the Atlantis expansion in 2008; and (iii) partially offset by an increase in depreciation expense due to the addition of new assets in operation related to the remodel and upgrade project at Monarch Black Hawk.

Interest expense, net of amounts capitalized decreased to $0.5 million in the first nine months of 2015 from $0.8 million in the first nine months of 2014 primarily as a result of lower average outstanding borrowings combined with a lower interest rate driven by our lower leverage ratio in the 2015 first nine month period compared to the same period in 2014.

Liquidity and Capital Resources

For the nine months ended September 30, 2015, net cash provided by operating activities totaled $28.4 million, an increase of $5.6 million or 24.8% compared to the same period in the prior year. This increase was primarily the result of a $5.2 million increase in net income and a $1.7 million of cash provided by the change in ordinary working capital partially offset by a $1.3 million decrease in depreciation expense.

Net cash used in investing activities totaled $24.6 million and $12.2 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash used in investing activities during the first nine months of 2015 and 2014 consisted primarily of cash used for the ongoing redesign, upgrade work at Monarch Casino Black Hawk and for acquisition of gaming equipment and general upgrades at the Atlantis property.

Net cash used in financing activities during the first nine months of 2015 was $6.1 million and represented $8.4 million of payments made on the Credit Facility offset by $2.0 million in proceeds and $0.3 million of excess tax benefit resulting from stock options exercises. Net cash used in financing activities during first nine months of 2014 of $12.4 million represented $10.4 million of payments made on our Credit Facility and $0.7 million in proceeds resulting from stock options exercises net of $3.1 million in income taxes paid to satisfy minimum tax withholdings.

As of September 30, 2015, we had $65.0 million maximum principal available under the Credit Facility, of which $37.9 million was drawn. The proceeds from the Credit Facility were utilized to finance the acquisition of Monarch Black Hawk and the availability under the Credit Facility may also be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements. We had $27.1 million remaining credit available on the Credit Facility as of September 30, 2015.

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

Maturities of the borrowings for each of the next two years of September 30, 2015 are as follows (in millions):

Year	Maturities
2015	$—
2016	37.9
$37.9

The maturity date of the Credit Facility is November 15, 2016. Borrowings are secured by liens on substantially all of our real and personal property.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments. Management does not consider the covenants to restrict normal functioning of day-to-day operations. See Part I — Financial Information, Item 1 — Financial Statements, Note 6 “Long-Term Debt”.

We may prepay borrowings under the Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid may be borrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

We believe that our existing cash balances, cash flow from operations and borrowings available under the Credit Facility (as amended or replaced) will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure plans over the next twelve months; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow or to amend or replace our Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

OFF BALANCE SHEET ARRANGEMENTS

A driveway was completed and opened on September 30, 2004, that is being shared between the Atlantis and the Shopping Center, directly adjacent to the Atlantis. The Shopping Center is controlled by the Biggest Little Investments, L.P., whose owners include our controlling stockholders. As part of this project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to cost of living increases on each five year anniversary of the driveway lease. As of September 30, 2015, the annual rent is $377 thousand. In August 2015, we exercised our option to extend the lease for three individual five-year terms in addition to the 15 year initial term. At the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million. We were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the initial 15-year lease term; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $94 thousand and $282 thousand in lease payments for the leased driveway space at the Shopping Center during the three-month and nine- month periods ended September 30, 2015, respectively.

On August 28, 2015, the Company, through its subsidiary Golden Road, entered into a 20-year lease (the “Parking Lot Lease) with Biggest Little Investments, L.P. with respect to a portion of the Shopping Center. This lease gives the Atlantis the right to use a parcel, approximately 4.15 acres, comprised of commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. We have demolished the commercial building and are in the process of converting the now vacant land into approximately 300 additional surface parking spaces for the Atlantis. We expect the work to be completed during the fourth quarter of 2015. The minimum annual rent under the Parking Lot Lease is $695 thousand, commencing on November 17, 2015. The minimum annual rent is subject to cost of living adjustment increases on each five year anniversary. We have an option to renew the Parking Lot Lease for an additional 10-year term. If we elect not to exercise its renewal option, we will be obligated to pay BLI $1.6 million for the residual value of the demolished building.

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

We also believe that unrestricted land-based casino gaming in or near any major metropolitan area in the Atlantis’ key feeder market areas, such as San Francisco or Sacramento, or in other areas near Denver, Colorado, the Black Hawk key feeder markets, could have a material adverse effect on our business.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of September 30, 2015 and the next five years and thereafter are as follows (in millions):

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years
Operating Leases (2)	$29.2	$1.1	$2.2	$2.2	$23.7
Purchase Obligations (3)	12.2	12.2	—	—	—
Construction Contracts (4)	19.3	19.3	—	—	—
Borrowings Under Credit Facility (5)	37.9	—	37.9	—	—
Total Contractual Cash Obligations	$98.6	$32.6	$40.1	$2.2	$23.7

(1) Because interest payments under our credit facility are subject to factors that in our judgment fluctuate materially, the amount of future interest payments is not presently determinable. These factors include: (i) future short-term interest rates; (ii) our future leverage ratio which varies with Adjusted EBITDA and our borrowing levels; and (iii) the speed with which we deploy capital and other spending which in turn impacts the level of future borrowings. The interest rate under our credit facility is LIBOR, or a base rate (as defined in the credit facility agreement), plus an interest rate margin ranging from 1.25% to 2.50% depending on our leverage ratio. The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter. Based on our leverage ratio, at September 30, 2015 pricing was LIBOR plus 1.25% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At September 30, 2015, the one-month LIBOR rate was 0.20%.

(2) Operating leases include driveway lease, parking lot lease and executive housing in Colorado.

(3) Purchase obligations represent approximately $6.6 million of commitments related to capital projects and approximately $5.6 million of materials and supplies used in the normal operation of our business. Of the total purchase order and construction commitments, approximately $12.2 million are cancelable by us upon providing a 30-day notice.

(4) Construction contracts obligations represent commitments related to remodel and expansion projects in Monarch Casino Black Hawk. $19.1 million of the commitment relates to construction of the new parking garage structure and $0.2 million relates to the remodel of the casino floor of the existing facility.

(5) The amount represents outstanding draws against the Credit Facility as of September 30, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market conditions and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of September 30, 2015 that are subject to market risk. As of September 30, 2015, we had $37.9 million of outstanding principal balance under our Credit Facility that was subject to credit risk. A 1% increase in the interest rate on the balance outstanding under the Credit Facility at September 30, 2015 would result in a change in our annual interest cost of approximately $0.4 million.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in Item 1A of our 2014 Form 10-K. Investors are urged to review these risk factors carefully.

ITEM 6. EXHIBITS

Exhibit No	Description
10.01

Lease Agreement dated August 28, 2015, between Biggest Little Investments, L.P., as lessor, and Golden Road Motor Inn, Inc., as lessee, is incorporated herein by reference to Company’s Current Report on Form 8-K filed on September 3, 2015

10.02

First Amendment to Lease Agreement and Option to Purchase, dated August 28, 2015, between Biggest Little Investments, L.P., as lessor, and Golden Road Motor Inn, Inc., as lessee, is incorporated herein by reference to Company’s Current Report on Form 8-K filed on September 3, 2015

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: November 6, 2015	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)