Form 10-K
period 2015-12-31
MONARCH CASINO & RESORT INC
filed 2016-03-11
CIK 907242

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2015, based on the closing price as reported on The Nasdaq Stock Market (SM) of $20.56 per share, was approximately $330.9 million.

As of March 5, 2016, Registrant had 16,827,047 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2016 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

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

Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, acquired Riviera Black Hawk, Inc., owner of the Riviera Black Hawk Casino on April 26, 2012. Riviera Black Hawk, Inc. was renamed Monarch Black Hawk, Inc. and Riviera Black Hawk Casino was renamed Monarch Casino Black Hawk in October 2013. Monarch Growth also owns a parcel of land in Black Hawk, Colorado contiguous to the Monarch Casino Black Hawk. In addition to owning the Monarch Casino Black Hawk, Monarch Black Hawk, Inc. also wholly owns Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to extended licensure for extended hours of liquor operation in Black Hawk. The Company has included the results of Monarch Black Hawk, Inc. in its consolidated financial statements since the date of acquisition.

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

The average occupancy rate and average daily room rate (“ADR”) at the Atlantis for the following periods were:

	Years ended December 31,
	2015	2014	2013
Occupancy rate	89.7%	89.1%	89.5%
ADR	$76.92	$73.66	$77.78

We continually monitor and adjust hotel room rates based upon demand and other competitive factors.

Restaurants and Dining.  The Atlantis has eight restaurants, two gourmet coffee bars and one snack bar as described below:

•                  The 550-seat Toucan Charlie’s Buffet & Grill, which offers a wide variety of food selections from around the globe including a carving station, live action Asian and Salad stations for made-to-order items, and an extensive selection of desserts from our in-house bakery;

•                  The 160-seat Atlantis Steakhouse, a fine dining destination featuring Allen Brothers Prime steaks from Chicago, fresh seafood, and numerous tableside presentations of classic Steakhouse dishes;

•                  The Bistro Napa, featuring creative wine country cuisine served in a 140-seat main dining room with a central wine cellar and an adjacent upscale 60-seat lounge;

•                  The Oyster Bar on the Sky Terrace offering pan roasts made-to-order, fresh seafood, cioppino, house made chowder and bisques.

•                  Sushi Bar serving creative, made-to-order sushi rolls with a wide variety of raw and cooked options, all offered in all-you-care-to-eat lunch and dinner settings. Combined, the Oyster Bar and Sushi Bar can accommodate up to 137 guests;

•                  The newly remodeled, 178-seat Purple Parrot coffee shop, which serves breakfast and American comfort food 24 hours a day;

•                  The 110-seat Café Alfresco featuring an Italian-inspired menu featuring pastas, wood-fired pizza and a variety of gelato desserts;

•                  The 170-seat Manhattan Deli featuring authentic New York Deli favorites like Matzo Ball Soup, piled high sandwiches, salads, house made soups, bagels and lox, and famous New York Cheesecake.

•                  Two gourmet coffee bars offering specialty coffee drinks, “grab and go” sandwiches, house made gelato and freshly baked pastries; and

•                  The Chicago Dogs Eatery, a snack bar, serving Chicago-style hot dogs, pizza, ice cream and arcade-style refreshments.

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

The Monarch Casino Black Hawk

The Monarch Casino Black Hawk is located approximately 40 miles west of Denver, Colorado and is the first casino encountered by visitors arriving from Denver, Colorado on Highway 119. The Monarch Casino Black Hawk features approximately 30,000 square feet of casino space, 700 slot machines, 14 table games, a 250 seat buffet-style restaurant, a snack bar and a parking structure with approximately 500 spaces. Monarch owns a 1.5 acre land parcel contiguous to the Monarch Casino Black Hawk which is zoned for gaming that we plan to utilize for future expansion.

Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and laying the groundwork for the major expansion that we plan. There is currently no hotel on the property. In December 2013, we began a project to redesign and upgrade the existing Monarch Casino Black Hawk facility. To minimize disruption, we staged the work in three equal phases. The first phase was completed and opened in August 2014. The second phase was completed and opened in March 2015 and the final phase was completed and opened in August 2015. In the fourth quarter of 2013, we began work on a multi-phased expansion of the Monarch Casino Black Hawk which involves construction of a new parking structure, demolition of the existing parking structure followed by construction of a new hotel tower and casino expansion on the site where the existing parking structure currently sits. We expect to complete construction of the new parking structure in the second quarter of 2016. The planned nine-story parking structure will increase total parking on site from approximately 500 spaces to approximately 1,500 spaces. Monarch expects to begin construction of the new hotel tower and casino expansion in the fourth quarter of 2016. Upon completion of the new parking structure, the existing parking structure will be demolished to make space for the hotel tower and casino expansion. Once completed, the Monarch Casino Black Hawk expansion will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars, a new parking structure and associated support facilities. We currently expect completion of the entire expansion in the third quarter of 2018.

The Company’s Master Planned Expansion of Monarch Casino Black Hawk is more fully discussed in the CAPITAL SPENDING AND DEVELOPMENT section.

Acquisition, Improvements and Additional Expansion Potential

We identify and evaluate strategic expansion and acquisition opportunities through market and detailed financial analyses. We develop overall master plans and then execute each phase of the master plan after re-evaluation of the current market conditions and comparison against other capital investment opportunities.

We have continuously invested in upgrading our facilities. Capital expenditures were $38.1 million in 2015, $19.9 million in 2014 and $12.4 million in 2013. During 2015, 2014 and 2013, capital expenditures related primarily to the upgrade and master expansion plan of the Monarch Casino Black Hawk facility as well as acquisition of gaming equipment to upgrade and replace existing equipment at both of our properties.

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

On August 28, 2015, the Company entered into a 20-year lease (the “Parking Lot Lease) with Biggest Little Investments, L.P. with respect to a portion of the Shopping Center, adjacent to the Atlantis property. This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of commercial building and surrounding land. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. We have demolished the building and are in the process of converting the now vacant land into approximately 300 additional surface parking spaces for the Atlantis. We expect this work to be completed in the second quarter of 2016.

As discussed in the “Monarch Casino Black Hawk” section above, we own a 1.5 acre land parcel contiguous to the Monarch Casino Black Hawk which is zoned for gaming that we plan to utilize for expansion of that facility.

Marketing Strategy

Reno/Sparks.  Our marketing efforts are directed toward three broad consumer groups: leisure travelers, conventioneers and northern Nevada local residents.

The Reno/Sparks region is a major gaming and leisure destination with aggregate gaming revenues of approximately $690 million (as reported by the Nevada State Gaming Control Board for the twelve months ended December 31, 2015).

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

We welcome domestic and international reservations on the Atlantis’ website www.atlantiscasino.com and we are featured on major package tour and travel websites.

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

Our Monarch Casino Black Hawk revenues and operating income are principally dependent on the level of gaming activity in the Black Hawk market. Our predominant marketing goal is to provide a desired mix of high quality gaming products in an attractive setting while providing superior food and beverage offerings. In August 2015 we completed the redesign and upgrade of the existing Monarch Casino Black Hawk, bringing to the facility’s interior the same quality, ambiance and finishes of the ongoing master planned expansion that will transform Monarch Casino Black Hawk into a full-scale casino resort and satisfy all of our guests’ requirements during their visit.

Competition

Reno/Sparks.  Gaming competition in the Reno area is intense. Based on information obtained from the December 31, 2015 Gaming Revenue Report published by the Nevada State Gaming Control Board, there are approximately 14 casinos in the Reno-Sparks area which each generated more than $12.0 million in annual gaming revenues.

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

We believe that the Atlantis’ primary competition for conventioneers comes from other large-scale hotel casinos in the Reno area that actively target the convention market segment, and from other cities in the western United States with large convention facilities and substantial hotel capacity, including Las Vegas. We compete for conventioneers based on the desirability of our location, the quality and ambiance of the Atlantis facility, meeting and banquet rooms designed to appeal to conventions and groups, friendly, efficient service, and the quality and relative value of our rooms and food and beverage offerings. We believe that the Atlantis’ proximity to the Reno-Sparks Convention Center, and the enclosed pedestrian sky bridge that connects the Atlantis directly with the Reno-Sparks Convention Center facilities, affords us a distinct competitive advantage in attracting conventioneers.

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

Black Hawk.  There is strong competition in the concentrated Black Hawk/Central City area gaming market including approximately 24 casinos, which generated approximately $620 million in annual gaming revenues for the twelve months ended December 31, 2015 according to the Colorado Division of Gaming.

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

Financial Information about Segments and Geographic Areas

For additional information regarding revenues, operating profit or loss and total assets, see Item 8, “FINANCIAL STATEMENTS AND SUPPLEMNATARY DATA.”

Regulation and Licensing

Nevada. The ownership and operation of casino gaming facilities in Nevada are subject to the “Nevada Gaming Control Act and the regulations promulgated thereunder, referred to as the “Nevada Act”, and various local regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, and the Reno City Council, referred to collectively as the Nevada Gaming Authorities.

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

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with Golden Road or Monarch in order to determine whether that individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and key employees of Golden Road must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in gaming activities of Golden Road may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensure on suitability for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. Applicants for licensing or a finding of suitability must pay all costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of unsuitability or licensure requirements, the Nevada Gaming Authorities also have jurisdiction to disapprove a change in a corporate position.

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

•                                                   16.0% on amounts from $10 million to $13 million; and

•                                                   20.0% on amounts over $13 million.

The City of Black Hawk also assesses two monthly device fees that are based on the number of gaming devices operated. Those consist of a $78.75 fee per device and a transportation device fee of $6.42 per device.

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

Compliance with Environmental Laws

Requirements to comply with environmental laws may have an impact on capital expenditures, earnings, and our competitive position. See Item 1A, “RISK FACTORS.”

Employees

As of February 9, 2016, we had approximately 2,100 employees. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

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

OUR BUSINESS MAY BE ADVERSELY IMPACTED IF THE RENO OR DENVER METROPOLITAN ECONOMIES DECLINE OR STAGNATE

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

CERTAIN OF OUR STOCKHOLDERS OWN LARGE INTERESTS IN OUR CAPITAL STOCK AND MAY SIGNIFICANTLY INFLUENCE OUR AFFAIRS

John Farahi and Bob Farahi, officers and directors of the Company, together with their brother Ben Farahi, beneficially own approximately 36% of the Company’s outstanding shares of common stock. As such, members of the Farahi family, if voting together, have the ability to significantly influence our affairs, including the election of members of the board of directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

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

WE FACE RISKS ASSOCIATED WITH GROWTH

In April 2012, we acquired Monarch Casino Black Hawk. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to develop or profitably manage our additional operations or successfully integrate such operations into our existing operations without substantial costs, delays or other problems. Additionally, there can be no assurance that we will receive necessary licenses or approvals for expansion and development projects currently being contemplated.

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

(e)  Leased land consisting of approximately 4.2 acres adjacent to the Atlantis in the process of being converted to a surface parking lot for the Atlantis with completion expected in the second quarter of 2016. The lease term ends in 2035. For a further description of the lease terms, see Item 8, “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements, Note 5”.

(f) An approximate 2.3-acre site adjacent to the Administrative Site which is currently unused.

(g)  An approximate 5.3-acre site with a 14,376 square foot building across Coliseum Way from the Atlantis which is currently unused.

Black Hawk, Colorado Properties:

(a)         An approximate 1.6 acre site on which the Monarch Casino Black Hawk is situated including the casino and parking structure.

(b) An approximate 1.8-acre site in contiguous to the Monarch Casino Black Hawk. A new parking structure is currently under construction on this land site.

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

	2015		2014
	High	Low	High	Low
First quarter	$19.63	$15.59	$20.39	$17.20
Second quarter	$22.30	$17.77	$19.72	$14.38
Third quarter	$21.19	$16.45	$16.23	$11.90
Fourth quarter	$23.54	$17.21	$17.73	$11.22

Stockholders. As of March 5, 2016, there were approximately 70 holders of record of our common stock, and approximately 2,000 beneficial stockholders.

Dividends. We have never paid dividends. We intend to retain earnings and use free cash flow to finance our operating activities, for capital expenditures and to pay down our debt. We do not anticipate declaring cash dividends in the foreseeable future. Our bank loan agreement also contains provisions that require the achievement of certain financial ratios before we can pay or declare dividends to our stockholders. See Item 8, “FINANCIAL STATEMENTS AND SUPPLIMENTAL DATA, Notes to Consolidated Financial Statements, Note 6.”

Securities Authorized for Issuance under Equity Compensation Plans. For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12, “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

There have been no unregistered sales of equity securities in 2015.

STOCK PERFORMANCE GRAPH

The following chart reflects the cumulative total return (change in stock price plus reinvested dividends) of a $100 investment in the Company’s Common Stock from the five-year period from December 31, 2010 through December 31, 2015, in comparison to the Standard & Poor’s 500 Composite Stock Index and an industry peer group index. The comparisons are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Monarch Casino & Resort, Inc.	100.00	81.52	87.28	160.64	132.72	181.76
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
MCRI Peer Group 2015 Index*	100.00	94.29	108.59	190.50	151.01	122.20

*MCRI Peer Group 2015 comprised of:  Boyd Gaming Corp (BYD); Isle of Capri Casinos, Inc. (ISLE); Las Vegas Sands Corp. (LVS);

MGM Resorts International (MGM); Nevada Gold & Casinos, Inc. (UWN); Penn National Gaming, Inc. (PENN);

Pinnacle Entertainment, Inc. (PNK); and Wynn Resorts, Ltd (WYNN)

Repurchases

On October 22, 2014, the board of directors authorized a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, the board of directors authorized a program to repurchase up to 3,000,000 shares of the Company’s common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. The Repurchase Plan does not obligate the Company to acquire any particular amount of common stock and the Repurchase Plan may be suspended at any time at our discretion, and it will continue until exhausted. The actual timing, number and value of shares repurchased under the Repurchase Program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market economic conditions and applicable legal requirements. The Company has made no purchases under the Repurchase Plan.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended December 31,
	(Amounts in thousands, except per share amounts)
	2015	2014		2013		2012		2011
OPERATING RESULTS
Casino revenues	$156,843	$145,134		$149,916		$128,831		$92,420
Other revenues	90,327	84,441		82,001		75,160		71,242
Gross revenues	247,170	229,575		231,917		203,991		163,662
Promotional allowances	(44,925)	(41,808)		(43,168)		(40,689)		(29,133)
Net revenues	202,245	187,767		188,749		163,302		134,529
Income from operations	32,555	22,219	(F1)	30,455	(F2)	15,983	(F3)	9,770	(F4)
Income before income tax	31,876	21,115		28,595		13,959		8,856
Net income	$20,540	$14,185		$17,961		$8,911		$5,676

INCOME PER SHARE OF COMMON STOCK
Net income per common share
Basic	$1.21	$0.85		$1.10		$0.55		$0.35
Diluted	$1.19	$0.83		$1.06		$0.55		$0.35

Weighted average number of common shares and potential common shares outstanding
Basic	16,948	16,734		16,302		16,140		16,138
Diluted	17,335	17,107		16,944		16,250		16,231

OTHER DATA
Depreciation and amortization	$15,933	$17,824		$16,638		$16,651		$13,380

Other expense	$(679)	$(1,104)		$(1,860)		$(2,024)		$(914)
Capital expenditures (F5)	$38,059	$21,719		$12,400		$10,329		$17,392

BALANCE SHEET DATA
Total assets	$274,723	$252,301		$244,523		$248,120		$179,600
Long-term debt, less current maturities	$—	$46,300		$53,800		$81,100		$24,680
Stockholders’ equity (F6)	$203,796	$176,951		$163,880		$140,848		$130,516

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

(F5) Includes amounts financed with debt or capitalized lease obligations.

(F6) We paid no dividends during the five year period ended December 31, 2015.

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

Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, acquired Riviera Black Hawk, Inc., owner of the Riviera Black Hawk Casino on April 26, 2012. Riviera Black Hawk, Inc. was renamed Monarch Casino Black Hawk, Inc. and Riviera Black Hawk Casino was renamed Monarch Casino Black Hawk in October 2013. Monarch Growth also owns a parcel of land in Black Hawk, Colorado contiguous to the Monarch Casino Black Hawk. In addition to owning the Monarch Casino Black Hawk, Monarch Black Hawk, Inc. also wholly owns Chicago Dogs Eatery, Inc. and Monarch Promotional Association both of which were formed related to extended licensure for extended hours of liquor operation in Black Hawk. The Company has included the results of Monarch Black Hawk, Inc. in its consolidated financial statements since the date of acquisition.

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

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

OPERATING RESULTS SUMMARY

Our operating results may be affected by, among other things, competitive factors, gaming tax increases, the commencement of new gaming operations, construction at our facilities, general public sentiment regarding travel, overall economic conditions and governmental policies affecting the disposable income of our patrons and weather conditions affecting our properties, as well as those matters discussed in Item 1A. “RISK FACTORS” above.

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis:  Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and hotel operations. During the recessionary periods of 2008 and 2009, we expanded and upgraded the facility. With quality gaming, hotel and dining products, we believe the Atlantis is well positioned to benefit from future macro and local economic growth. Several national businesses have announced plans to expand or relocate operations to Northern Nevada. While such economic activity could ultimately drive additional revenue and profit at Atlantis, we are experiencing the more immediate effect of increased labor costs, which combined with continued aggressive marketing programs by our competitors have applied upward pressure on Atlantis operating costs.

Monarch Casino Black Hawk:  Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and laying the groundwork for the major expansion that we plan. There is currently no hotel on the property. In October 2012, we began a project to redesign and upgrade the existing Monarch Casino Black Hawk facility. In September 2013, we opened a new buffet, which was an important step in our ongoing process of redesigning and upgrading the existing Monarch Casino Black Hawk facility. In December 2013, we began a project to remodel and upgrade the casino. To minimize disruption, we staged the work in three equal phases. The first phase was completed and opened in August 2014. The second phase was completed and opened in March 2015 and the final phase was completed and opened in August 2015. In the fourth quarter of 2013, we began work on a multi-phased expansion of the Monarch Casino Black Hawk which involves construction of a new parking structure, demolition of the existing parking structure followed by construction of a new hotel tower and casino expansion on the site where the existing parking structure currently sits (see “Master Planned Expansion of the Monarch Casino Black Hawk”). The planned nine-story parking structure will increase total parking on site from approximately 500 spaces to approximately 1,500 spaces. Once completed, the Monarch Casino Black Hawk expansion will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars, a new parking structure and associated support facilities. We currently expect completion of the entire expansion in the third quarter of 2018.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

For the year ended December 31, 2015, our net income totaled $20.7 million, or $1.19 per diluted share, compared to net income of $14.2 million, or $0.83 per diluted share for the same period of 2014, reflecting a 45.6% increase in net income and a 43.4% increase in diluted earnings per share. Net revenue for the year ended December 31, 2015 and 2014, is $202.2 million and $187.8 million, respectively, reflecting an increase of $14.5 million, or 7.7%. Income from operations for the year ended December 31, 2015 totaled $32.5 million compared to $22.2 million for the same period in 2014, representing an increase of $10.3 million or 46.5%.

Casino revenues increased 8.1% in the year ended December 31, 2015 compared to the same period of 2014. Casino revenues increased at both the Monarch Casino Black Hawk and at the Atlantis. The increase in Monarch Casino Black Hawk revenues is primarily due to the completion of the casino floor upgrade and remodel which attracted more gaming customers. The increase in casino revenues at the Atlantis was driven primarily by the increased local patrons visitation. Casino operating expenses as a percentage of casino revenue decreased to 42.1% for the twelve months ended December 31, 2015, compared to 42.4% in 2014 due to the effect of higher casino revenues partially offset by higher casino expense.

Food and beverage revenues for the twelve months ended December 31, 2015 increased 8.1% over the same period in 2014, due to a 5.4% increase in average revenue per cover, combined with a 2.5% increase in total covers served. Food and beverage operating expenses as a percentage of food and beverage revenues in the twelve months ended December 31, 2015 were 39.4% compared to 40.9% over the same period in 2014 due primarily to an increase in revenues related to menu price increases in anticipation of commodity price increases.

Hotel revenues increased 4.1% due to higher ADR of $76.92 for the year ended December 31, 2015 compared to $73.66 for the same period in 2014 and slightly higher hotel occupancy of 89.7% in 2015 compared to 89.1% in 2014. Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available, was $75.24 and $72.26 for years ended December 31, 2015 and 2014, respectively. Hotel operating expenses as a percent of hotel revenues for the twelve months ended December 31, 2015 was 30.0% compared to 27.6% for the same period in 2014. The increase is due primarily to higher payroll and related benefits expense, operating supplies expense and repair and maintenance expense.

Other revenues increased 7.7% in 2015 compared to 2014 driven primarily by increased Atlantis arcade revenue, Atlantis spa and salon revenue and commission revenue.

Promotional allowances as a percentage of gross revenues was flat at 18.2% for both years ended December 31, 2015 and 2014.

Selling, general and administrative (“SG&A Expense”) expense increased to $54.8 million in the twelve months ended December 31, 2015 from $53.0 million in the same period of 2014 primarily due to: i) higher salaries, wages and related benefits expenses by $0.9 million; ii) higher repair and maintenance expense by $0.6 million; iii) higher software maintenance expense by $0.4 million; and iv) higher bad debt expense by $0.2 million, all offset by a decrease in sales and marketing expense.

Depreciation and amortization expense decreased to $15.9 million for the year ended December 31, 2015 as compared to $17.8 million for the same period in 2014 as a result of: i) lower depreciation expense on the parking structure at the Monarch Casino Black Hawk by $1.2 million; ii) lower depreciation expense at Atlantis by $1.1 million due to assets becoming fully depreciated, all partially offset by the increase in depreciation expense from new assets related to the remodel and upgrade project at the Monarch Casino Black Hawk.

The Company incurred an approximately $9 thousand and $343 thousand net loss on disposal of slot machines and other equipment in the years ended December 31, 2015 and 2014, respectively. In 2014, the Company incurred $1.9 million of expense related to the campaign against the proposed 2014 ballot initiatives to expand gaming in Colorado. The Company had no such expense in 2015.

During the year ended December 31, 2015, the Company paid down the principal balance on its Credit Facility by $5.4 million, which decreased the outstanding balance of the Credit Facility to $40.9 million at December 31, 2015 from $46.3 million at December 31, 2014. Interest expense, net of amounts capitalized, decreased to $0.7 million for the year 2015 from $1.1 million for the year 2014 primarily as a result of a lower interest rate driven by our lower leverage ratio combined with lower average outstanding borrowings in 2015 compared to 2014. See further discussion of our Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

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

Casino revenues decreased 3.2% in the year ended December 31, 2014 compared to the same period of 2013 driven by lower casino revenues at both the Monarch Casino Black Hawk and the Atlantis. The decrease in Monarch Casino Black Hawk revenues is primarily due to disruption from the ongoing upgrade and remodel construction work combined with the effect of the substitution of cash voucher promotions for free play credits at the Monarch Casino Black Hawk. To accommodate construction at Black Hawk, we have had to reduce the number of slot machines on the gaming floor by approximately 13%. During a portion of the prior year we offered certain patrons cash voucher promotions which were recognized as promotional allowance while free play credits are recognized as a reduction of casino revenues. In August 2013, the Company discontinued the issuance of cash vouchers in favor of free play credits which were legalized in Colorado at that time. The decrease in casino revenues at the Atlantis was driven primarily by lower business volume. Casino operating expenses as a percentage of casino revenue increased to 42.4% in the twelve months offended December 31, 2014, compared to 39.8% in the same period of 2013 due to lower casino revenues combined with higher Complimentaries (defined in the CRITICAL ACCOUNTING POLICIES AND ESTIMATES section below) and payroll and related employee benefits expenses.

Food and beverage revenues for the twelve months ended December 31, 2014 increased 5.4% over the same period in 2013, due to a 2.7% increase in average revenue per cover, combined with a 2.6% increase in total covers served. Food and beverage operating expenses as a percentage of food and beverage revenues in the twelve months ended December 31, 2014 were 40.9% compared to 40.4% in the same period of 2013 due to an increase in cost of sales as a result of commodity price increases and an increase in payroll expense.

Hotel revenues decreased 4.2% due to lower ADR of $73.66 for the year ended December 31, 2014 compared to $77.78 for the same period in 2013 and slightly lower hotel occupancy of 89.1% in 2014 compared to 89.5% in 2013. Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available, was $72.26 and $75.41 for years ended December 31, 2014 and 2013, respectively. We believe fewer conventions and meetings in the city of Reno during 2014 compared to 2013 contributed to both the lower ADR and REVPAR. Hotel operating expenses as a percent of hotel revenues in the twelve months ended December 31, 2014 were 27.6% and are in line with the prior year same period.

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

Selling, general and administrative (“SG&A Expense”) expense increased to $53.0 million in the twelve months ended December 31, 2014 from $52.3 in the same period of 2013 primarily due to: i) higher salaries, wages and related taxes expenses by $1.1 million, ii) higher sales tax expense by $0.4 million due to the reversal of accumulated sales tax expense accrual in 2013 as a result of the Nevada Tax Commission ruling that complimentary and employee meals were no longer subject to sales taxation, and iii) higher bad debt expense due to a credit of $0.3 million in 2013 resulted from an adjustment to reserve for accounts receivable, all partially offset by lower legal, accounting and other professional fees expense by $0.6 million and lower employee benefit expense by $0.5 million. As a percentage of net revenue, SG&A Expense increased to 28.2% in the year 2014 from 27.7% in the year 2013.

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

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests. Capital expenditures during the years ended December 31, 2015 and 2014 were as follows (in thousands):

Capital Expenditures:

	2015	2014

Atlantis	$7,382	$4,223
Monarch Casino Black Hawk	30,677	15,706
	$38,059	$19,929

During the twelve months ended December 31, 2015 and 2014, capital expenditures related primarily to the redesign and upgrade of the Monarch Casino Black Hawk property and work for the facility’s new parking structure, as well as acquisition of gaming equipment to upgrade and replace existing equipment in the Monarch Casino Black Hawk and the Atlantis.

Master Planned Expansion of the Monarch Casino Black Hawk

The Company has completed a master plan to expand and convert the Monarch Casino Black Hawk into a full-scale casino resort (the “Black Hawk Expansion Plan”).

In October 2012, we began an extensive redesign and upgrade of the existing facility at Monarch Casino Black Hawk. We have upgraded the property’s food and beverage operations (including an all-new buffet) and completed the redesign and upgrade of the existing casino floor. Our plans also call for the exterior of the existing facility to be refinished to match the master planned expansion which is expected to cost approximately $17-$19 million and is expected to be funded primarily from operating cash flow.

We have also begun work on our master plan to expand and convert the Monarch Casino Black Hawk into a full-scale casino resort. The excavation and foundation work for the facility’s new parking structure has been completed and construction of the new parking structure is well underway. The new 9-story parking structure will increase on-site parking from approximately 500 spaces to approximately 1,500 spaces. Construction of the new parking structure began in the first quarter of 2015 and construction is anticipated to be completed in the second quarter of 2016. Upon completion of the new parking structure, the existing parking structure will be razed to make room for the new hotel tower and casino expansion. The remaining cost of the parking structure-related work is expected to be approximately $10-$13 million, which we expect to fund primarily from operating cash flow and, to a lesser extent, from our Credit Facility.

We expect to begin construction of the new hotel tower and casino expansion during the fourth quarter of 2016. The new 23-story tower will nearly double the existing casino space and will include approximately 500 hotel rooms, an upscale spa and pool facility, three additional restaurants and additional bars. Tower floors will be opened as they are finished beginning with the casino expansion and additional restaurants. We currently expect completion of the entire tower in the third quarter of 2018 at a total cost of approximately $229-$234 million. The cost is expected to be financed through a combination of operating cash flow and an expansion or replacement of our Credit Facility. The Company’s current Credit Facility will mature in November 2016, and before that time, we expect to negotiate a new or amended credit facility with sufficient borrowing capacity to complete the expansion. We can provide no assurance that any project will be completed on schedule, if at all, or within established budgets, or that any project will result in increased earnings to us. In addition, no assurance can be given that we will be able to enter into a new or amended credit facility on a timely basis, if at all, or upon terms favorable to us.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2015, net cash provided by operating activities totaled $38.2 million, an increase of approximately $7.0 million, or 22.4%, compared to the same period of the prior year. This increase was primarily the result of an increase in net income of $6.5 million combined with changes in ordinary working capital accounts, partially offset by a decrease in depreciation expense.

Net cash used in investing activities totaled $38.0 million and $19.8 million in the years ended December 31, 2015 and December 31, 2014, respectively. Net cash used in investing activities during 2015 and 2014 consisted primarily of net cash used for redesigning and upgrading the Monarch Casino Black Hawk property and for acquisition of gaming equipment and general upgrades at the Atlantis property.

During the year ended December 31, 2015, net cash used in financial activities of $0.6 million resulted from 5.4 million payment made on our Credit Facility offset by $4.8 million proceeds from exercise of stock options, including tax benefits. During the year ended December 31, 2014, net cash used in financing activities of $9.1 million represented $7.5 million of payments made on our Credit Facility and $1.9 million in proceeds from the exercise of stock options, including tax benefit and net of $3.5 million in income taxes paid to satisfy minimum tax withholdings.

As of December 31, 2015, our credit facility (“Credit Facility”) had total availability of $48.5 million of which $40.9 million was outstanding. The proceeds from the Credit Facility were utilized to finance the acquisition of Monarch Casino Black Hawk and availability under the Credit Facility may be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements.

Borrowings are secured by liens on substantially all of our real and personal property.

The Credit Facility contains customary covenants for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of our assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments. The Credit Facility contains covenants requiring that we maintain certain financial ratios and achieve a minimum level of Earnings-Before-Interest-Taxes-Depreciation and Amortization and other non-cash charges (“Adjusted EBITDA”) on a trailing four-quarter basis. It also contains provisions that restrict cash transfers between Monarch and its affiliates and contains provisions requiring the achievement of certain financial ratios before the Company can repurchase common stock or pay dividends. Management does not consider the covenants to restrict normal functioning of day-to-day operations.

As of December 31, 2015, we were required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 2.0:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1. As of December 31, 2015, the Company’s leverage ratio was 0.8:1, and the fixed charge coverage ratio was 42.0:1.

The maximum principal available under the Credit Facility is reduced by $1.5 million per quarter. We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and in multiples of $50,000. During the second quarter of 2015, we permanently reduced the amount available under the Credit Facility by $20 million and in the fourth quarter of 2015 by an additional $15 million.

The maturity date of the Credit Facility is November 15, 2016. As such, the entire amount outstanding under the Credit Facility at December 31, 2015 of $40.9 million is classified as a current liability in the Consolidated Balance Sheet as of December 31, 2015. Before the Credit Facility matures, based on the relationship with our current lenders and our recent and projected financial performance, we expect to negotiate a new or amended credit facility with sufficient borrowing capacity to refinance the outstanding balance and to complete the Black Hawk Expansion Plan. However, no assurance can be given that we will be able to enter into a new or amended credit facility on a timely basis, if at all, or upon terms favorable to us.

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

At December 31, 2015, our leverage ratio was such that pricing for borrowings under the Credit Facility was LIBOR plus 1.25%. At December 31, 2015, the one-month LIBOR interest rate was 0.43%. The carrying value of the debt outstanding under the Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

Subject to entering into a new or amended credit facility with sufficient borrowing capacity to refinance the outstanding balance and to complete the Black Hawk Expansion Plan, we believe, based on the relationship with our current lenders and our recent and projected financial performance, that our existing cash balances, cash flow from operations and borrowings available under the existing, new or amended credit facility will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure plans over the next twelve months; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

OFF-BALANCE SHEET ARRANGEMENTS

A driveway (the “Driveway Project”) was completed and opened on September 30, 2004, that is being shared between the Atlantis and the Shopping Center, directly adjacent to the Atlantis. The Shopping Center is controlled by the Biggest Little Investments, L.P. (“BLI”)

John Farahi and Bob Farahi, Co-Chairmen of the Board and executive officers of the Company, and Ben Farahi are the three largest stockholders of Monarch and each also beneficially own limited partnership interests in BLI. Maxum LLC is the sole general partner of BLI, and Ben Farahi is the sole managing member of Maxum LLC. Neither John Farahi nor Bob Farahi has any management or operational control over BLI or the Shopping Center. Until May 2006, Ben Farahi formerly held positions of Co-Chairman of the Board, Secretary, Treasurer and Chief Financial Officer of the Company.

As part of the Driveway Project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to a cost of living increase on each five year anniversary of the driveway lease. As of December 31, 2015, the annual rent is $377 thousand. In August 2015, we exercised our option to extend the lease for three individual five-year terms in addition to the 15 year initial term. At the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million. We were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the 15-year expected economic useful life of the asset; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $377 thousand in lease payments for the leased driveway space and $84 thousand in operating expenses for the Shopping Center during the year ended December 31, 2015.

In response to customer demand for more convenient surface parking at the Atlantis, and after detailed analysis, on August 28, 2015, the Company, through its subsidiary Golden Road, entered into a 20-year lease (the “Parking Lot Lease”) with BLI with respect to a portion of the Shopping Center. This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. We have demolished the commercial building and are in the process of converting the now vacant land into approximately 300 additional surface parking spaces for the Atlantis. Completion of this work is expected in the second quarter of 2016. The minimum annual rent under the Parking Lot Lease is $695 thousand, commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five year anniversary. We have an option to renew the Parking Lot Lease for an additional 10-year term. If we elect not to exercise its renewal option, we will be obligated to pay BLI $1.6 million.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of December 31, 2015 and the next five years and thereafter are as follows (in millions):

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years
Operating Leases (2)	$28.9	$1.1	$2.2	$2.2	$23.4
Purchase Obligations (3)	11.7	11.7	—	—	—
Construction Contracts (4)	11.6	11.6	—	—	—
Borrowings Under Credit Facility (5)	40.9	40.9	—	—	—
Total Contractual Cash Obligations	$93.1	$65.3	$2.2	$2.2	$23.4

(1)  Because interest payments under our Credit Facility are subject to factors that in our judgment vary materially, the amount of future interest payments is not presently determinable. These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the rate at which we deploy capital and other spending which in turn impacts the level of future borrowings. The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility agreement), plus an interest rate margin ranging from 1.25% to 2.50% depending on our leverage ratio. The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter. Based on our leverage ratio, at December 31, 2015 pricing was LIBOR plus 1.25% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At December 31, 2015, the one-month LIBOR rate was 0.43%.

(2) Operating leases include the leased driveway pursuant to the Driveway Project , the Parking Lot Lease and executive housing in Colorado.

(3) Purchase obligations represent approximately $7.1 million of commitments related to capital projects and approximately $4.6 million of materials and supplies used in the normal operation of our business. Of the total purchase order and construction commitments, approximately $11.7 million are cancelable by us upon providing a 30-day notice.

(4) Construction contracts obligations represent commitments related to the expansion projects in Monarch Casino Black Hawk. The $11.6 million of the commitment relates to construction of the new garage building.

(5) The amount represents outstanding draws against the Credit Facility as of December 31, 2015.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain of our policies, including the estimated useful lives assigned to our assets, the determination of the allowance for doubtful accounts and allowance for unredeemed gift certificates, self-insurance reserves, the calculation of income tax liabilities and the calculation of stock-based compensation, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on historical experience, terms of existing contracts, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodologies applied, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the Notes to Consolidated Financial Statements.

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

Self-insurance Reserves

We are currently self-insured up to certain stop loss amounts for Atlantis workers’ compensation and certain medical benefit costs provided to all of our employees. As required by the state of Colorado, we are fully-insured for Monarch Casino Black Hawk workers’ compensation costs. The Company reviews self-insurance reserves at least quarterly. The reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reports prepared by the third party plan administrator for any significant unpaid claims. The company engages a third party actuarial at least once per year for a more precise reserves review and calculation. The reserve is an amount estimated to pay both reported and unreported claims as of the balance sheet date. We believe changes in medical costs, trends in claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for this reserve. Unforeseen developments in existing claims, or the possibility that our estimate of unreported claims differs materially from the actual amount of unreported claims, could result in the over or under estimation of our self-insurance reserve.

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. The Company capitalized $533 thousand and $152 thousand of interest during the years ended December 31, 2015 and 2014, respectively. There was no capitalized interest recorded in 2013.

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

The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. Additionally, the carrying value of our long-term debt approximates fair value due to the variable nature of applicable interest rates and short-term maturity.

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”). ASU No. 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08) gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test as appropriate. The Company tests its goodwill for impairment annually during the fourth quarter of each year, or whenever events or circumstances make it more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of the Company’s casino properties is considered to be a reporting unit. We perform qualitative analysis to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount by assessing the relevant events and circumstances. If that is the case, the Company utilizes two-step testing process. In the first step, the estimated fair value of each reporting unit is compared with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its estimated fair value, then the goodwill of the reporting unit is considered to be impaired, and impairment is measured in the second step of the process. In the second step, the Company estimates the implied fair value of the reporting unit’s goodwill by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. As of December 31, 2015, we had goodwill totaling $25.1 million related to the purchase of Monarch Casino Black Hawk.

Finite-Lived Intangible Assets

Our finite-lived intangible assets include assets related to customer relationships acquired in our acquisition of Monarch Casino Black Hawk. That asset is amortized over its estimated useful life using the straight-line method. We periodically evaluate the remaining useful lives of our finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

The customer relationship intangible asset represents the value associated with Monarch Casino Black Hawk rated casino guests. The initial fair value of the customer relationship intangible asset was estimated based on the projected net cash flows associated with these casino guests. The recoverability of our customer relationship intangible asset could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would impact the expected future cash flows associated with the rated casino guests, declines in the number of visitations which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying value of the customer relationship intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized.

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

In August 2014, FASB issued an accounting standard update that requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity’s ability to continue as a going concern exist when relevant conditions and events, consolidated and aggregated, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statement are issued. Currently, there is no guidance in U.S. GAAP for management’s responsibility to perform an evaluation. Under the update, management’s evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted. The Company will adopt this standard effective January 1, 2017. The adoption of this standard is not expected to have a material impact on our Consolidated Financial Statements.

In April 2015, FASB issued an accounting standards update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, FASB issued an accounting standards update which clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to the additional guidance, line-of-credit arrangements will continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement. The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company will adopt this standard effective January 1, 2016. The adoption of this standard is not expected to have a material impact on our Consolidated Financial Statements.

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

In February 2016, the FASB issued an accounting standards update which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off-balance sheet financing. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact the adoption of this standard will have on its Consolidated Financial Statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of December 31, 2015 subject to market risk. As of December 31, 2015, we had $40.9 million of outstanding debt under our Credit Facility that was subject to credit risk. A 1% increase in the interest rate on the balance outstanding under the Credit Facility at December 31, 2015 would result in a change in our annual interest cost of approximately $0.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Monarch Casino & Resort, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Casino & Resort, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monarch Casino & Resort, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Monarch Casino & Resort, Inc. and subsidiaries:

We have audited Monarch Casino & Resort, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Monarch Casino & Resort, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Monarch Casino & Resort, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries as of December 31, 2015 and 2014, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Monarch Casino & Resort, Inc. and subsidiaries and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 11, 2016

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Casino	$156,843	$145,134	$149,916
Food and beverage	56,500	52,314	49,642
Hotel	22,629	21,733	22,679
Other	11,198	10,394	9,680
Gross revenues	247,170	229,575	231,917
Less promotional allowances	(44,925)	(41,808)	(43,168)
Net revenues	202,245	187,767	188,749

Operating expenses
Casino	65,970	61,583	59,646
Food and beverage	22,249	21,410	20,077
Hotel	6,787	5,992	6,241
Other	3,963	3,545	3,260
Selling, general and administrative	54,779	52,987	52,256
Depreciation and amortization	15,933	17,824	16,638
Loss on disposition of assets	9	343	176
Colorado ballot initiative costs	—	1,864	—
Total operating expenses	169,690	165,548	158,294
Income from operations	32,555	22,219	30,455

Other expenses
Interest expense, net of amounts capitalized	(679)	(1,104)	(1,860)
Total other expense	(679)	(1,104)	(1,860)

Income before income taxes	31,876	21,115	28,595
Provision for income taxes	(11,217)	(6,930)	(10,634)
Net income	$20,659	$14,185	$17,961

Earnings per share of common stock
Net income
Basic	$1.22	$0.85	$1.10
Diluted	$1.19	$0.83	$1.06

Weighted average number of common shares and potential common shares outstanding
Basic	16,948	16,734	16,302
Diluted	17,335	17,107	16,944

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$21,164	$21,583
Receivables, net	3,729	3,047
Income taxes receivable	611	1,139
Inventories	2,881	2,846
Prepaid expenses	3,402	4,021
Deferred income taxes	—	1,626
Total current assets	31,787	34,262
Property and equipment
Land	29,549	29,415
Land improvements	6,701	6,701
Buildings	150,966	150,821
Buildings improvements	23,255	18,142
Furniture and equipment	134,704	125,671
Construction in progress	37,424	15,672
Leasehold improvements	1,347	1,347
	383,946	347,769
Less accumulated depreciation and amortization	(180,792)	(167,498)
Net property and equipment	203,154	180,271
Other assets
Goodwill	25,111	25,111
Intangible assets, net	6,200	7,366
Deferred income taxes	7,415	4,682
Other assets, net	1,179	609
Total other assets	39,905	37,768
Total assets	$274,846	$252,301
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$40,900	$—
Accounts payable	6,747	7,933
Construction accounts payable	1,407	1,790
Accrued expenses	21,873	19,327
Total current liabilities	70,927	29,050
Long - term debt	—	46,300
Total liabilities	70,927	75,350
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 17,202,699 outstanding at December 31, 2015; 16,812,794 outstanding at December 31, 2014	191	191
Additional paid-in capital	22,728	22,985
Treasury stock, 1,893,601 shares at December 31, 2015; 2,283,506 shares at December 31, 2014	(26,404)	(32,970)
Retained earnings	207,404	186,745
Total stockholders’ equity	203,919	176,951
Total liabilities and stockholders’ equity	$274,846	$252,301

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2012	16,147,324	$191	$34,364	$154,599	$(48,306)	$140,848
Exercise of stock options	335,444	—	(5,071)	—	8,509	3,438
Excess tax benefit from stock-based compensation	—	—	413	—	—	413
Stock-based compensation expense	—	—	1,220	—	—	1,220
Net income	—	—	—	17,961	—	17,961
Balance, December 31, 2013	16,482,768	$191	$30,926	$172,560	$(39,797)	$163,880
Net exercise of stock options	330,026	—	(9,553)	—	6,827	(2,726)
Excess tax benefit from stock-based compensation	—	—	386	—	—	386
Stock-based compensation expense	—	—	1,226	—	—	1,226
Net income	—	—	—	14,185	—	14,185
Balance, December 31, 2014	16,812,794	$191	$22,985	$186,745	$(32,970)	$176,951
Net exercise of stock options	389,905	—	(2,666)	—	6,566	3,900
Excess tax benefit from stock-based compensation	—	—	865	—	—	865
Stock-based compensation expense	—	—	1,544	—	—	1,544
Net income	—	—	—	20,659	—	20,659
Balance, December 31, 2015	17,202,699	$191	$22,728	$207,404	$(26,404)	$203,919

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$20,659	$14,185	$17,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,933	17,824	16,638
Amortization of deferred loan costs	338	305	305
Stock-based compensation	1,544	1,226	1,220
Excess tax benefit from stock-based compensation	(865)	(1,079)	(413)
Provision (recoveries) for bad debts	240	51	(230)
(Gain) loss on disposition of assets	(9)	343	176
Deferred income taxes	(241)	336	795
Changes in operating assets and liabilities:
Receivables	(922)	(470)	59
Inventories	(35)	(171)	(293)
Prepaid expenses	(289)	(1,191)	(194)
Accounts payable	(1,186)	(733)	604
Accrued expenses	2,546	1,150	342
Income taxes receivable	528	(531)	(882)
Net cash provided by operating activities	38,241	31,245	36,088
Cash flows from investing activities:
Proceeds from sale of assets	34	84	48
Change in construction payable	(383)	1,790	—
Acquisition of property and equipment	(37,676)	(21,719)	(12,400)
Net cash used in investing activities	(38,025)	(19,845)	(12,352)
Cash flows from financing activities:
Net exercise of stock options	3,900	(2,726)	3,438
Excess tax benefit from stock-based compensation	865	1,079	413
Principal payments on long-term debt	(5,400)	(7,500)	(27,300)
Net cash used in financing activities	(635)	(9,147)	(23,449)
Net (decrease) increase in cash	(419)	2,253	287
Cash and cash equivalents at beginning of year	21,583	19,330	19,043
Cash and cash equivalents at end of year	$21,164	$21,583	$19,330

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$374	$853	$1,472
Cash paid for income taxes	$10,930	$7,300	$10,690
Conversion of short term deposit to long term deposit	$908	$—	$—

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

Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, acquired Riviera Black Hawk, Inc., owner of the Riviera Black Hawk Casino on April 26, 2012. Riviera Black Hawk, Inc. was renamed Monarch Black Hawk, Inc. and Riviera Black Hawk Casino was renamed Monarch Casino Black Hawk in October 2013. Monarch Growth also owns a parcel of land in Black Hawk, Colorado contiguous to the Monarch Casino Black Hawk. In addition to owning the Monarch Casino Black Hawk, Monarch Black Hawk, Inc. also wholly owns Chicago Dogs Eatery, Inc. and Monarch Promotional Association both of which were formed related to extended licensure for extended hours of liquor operation in Black Hawk. The Company has included the results of Monarch Black Hawk, Inc. in its consolidated financial statements since the date of acquisition.

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

Allowance for Doubtful Accounts

The Company extends short-term credit to its gaming customers. Such credit is non-interest bearing and is due on demand. In addition, the Company also has receivables due from hotel guests which are primarily secured with a credit card at the time a customer checks in. An allowance for doubtful accounts is set up for all Company receivables based upon the Company’s historical collection and write-off experience, unless situations warrant a specific identification of a necessary reserve related to certain receivables. The Company charges off its uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables approximates fair value due to the short-term nature of the receivables. In December 2013, the Company recorded an adjustment to reduce its reserve for casino accounts receivable based on the results of historical collection patterns and current collection trends. For the year ended December 31, 2013, this adjustment benefitted income from operations by $0.3 million and net income by $0.2 million (or $0.01 per share on a fully diluted basis). No material adjustments were made during the years ended December 31, 2014 and 2015.

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

The Company evaluates property and equipment and other long-lived assets for impairment in accordance with the guidance for accounting for the impairment or disposal of long-lived assets. For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, the Company reviews fixed assets for impairment annually during the fourth quarter of each year or whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For the years ended December 31, 2015, 2014 and 2013, there were no impairment charges.

Change in Accounting Estimate of Depreciable Life of Monarch Casino Black Hawk Parking Structure

In December 2013, the Company began construction of a new parking facility at the Monarch Casino Black Hawk. Upon completion of that new structure, the Company plans to demolish the existing parking structure. At December 31, 2013, the existing parking structure had a net book value of approximately $4.8 million and a remaining depreciable life of approximately 37 years. The new parking facility was estimated to be completed on March 31, 2015. In accordance with ASC 250-10-45-17, effective January 1, 2014, the Company modified the estimated depreciable life of the existing parking structure to 15 months; the period from January 1, 2014 through the estimated demolition commencement date of March 31, 2015. As a result of this modification to the estimated depreciable life, depreciation expense of the existing parking structure increased by approximately $0.3 million per month (approximately $0.2 million net of tax). In July 2014, because of a delayed construction schedule, the Company revised the new parking facility completion date to December 31, 2015. At this time, the existing parking structure had a net book value of approximately $2.9 million. The Company modified the estimated depreciable life of the existing parking structure to 18 months; the period from July 1, 2014 through the revised estimated demolition commencement date of December 31, 2015. In October 2015, the general contractor notified the Company that further delay is expected and completion is now expected in the second quarter of 2016 at which time demolition of the existing structure will commence. At September 30, 2015, the existing parking structure had a net book value of approximately $0.4 million. Beginning in October 2015, the Company reduced the monthly depreciation expense to $0.04 million to reflect the revised depreciable life of the existing parking structure. For the twelve months ended December 31, 2015, the effect of the change in estimate was an increase of depreciation expense by $1.4 million, a decrease of net income by $0.9 million and a decrease of basic and diluted earnings per share by $0.05. For the twelve months ended December 31, 2014, the effect of the change in estimate was an increase of depreciation expense by $2.9 million, a decrease of net income by $1.9 million and a decrease of basic and diluted earnings per share by $0.11.

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”). ASC Topic 350 gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test as appropriate. The Company tests its goodwill for impairment annually during the fourth quarter of each year, or whenever events or circumstances make it more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of the Company’s casino properties is considered to be a reporting unit. We perform qualitative analysis to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount by assessing the relevant events and circumstances. If that is the case, the Company utilizes two-step testing process. In the first step, the estimated fair value of each reporting unit is compared with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its estimated fair value, then the goodwill of the reporting unit is considered to be impaired, and impairment is measured in the second step of the process. In the second step, the Company estimates the implied fair value of the reporting unit’s goodwill by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess.

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations in April 2012. As of December 31, 2015 and 2014, we had goodwill totaling $25.1 million related to the purchase of Black Hawk, Inc. (see NOTE 3).

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

The customer relationship intangible asset represents the value associated with Monarch Casino Black Hawk’s rated casino guests. The initial fair value of the customer relationship intangible asset was estimated based on the projected net cash flows associated with these casino guests. The recoverability of the Company’s customer relationship intangible asset could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would impact the expected future cash flows associated with the rated casino guests, declines in the number of visitations which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying value of the customer relationship intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized. As of December 31, 2015 and December 31, 2014, the customer relationships net intangible asset balance was $6.2 million and $7.4 million, respectively.

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

The fair value measurements relating to the acquired assets of Monarch Casino Black Hawk were determined using inputs within Level 2 and Level 3 of ASC 820’s hierarchy.

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

Self-insurance Reserves

We are currently self-insured up to certain stop loss amounts for Atlantis workers’ compensation and certain medical benefit costs provided to all of our employees. As required by the state of Colorado, we are fully-insured for Monarch Casino Black Hawk workers’ compensation costs. The Company reviews self-insurance reserves at least quarterly. The reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reports prepared by the third party plan administrator for any significant unpaid claims. The company engages a third party actuarial at least once per year for a more precise reserves review and calculation. The reserve is an amount estimated to pay both reported and unreported claims as of the balance sheet date, which management believes is adequate.

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. The Company capitalized $533 thousand and $152 thousand of interest during the years ended December 31, 2015 and 2014, respectively. There was no capitalized interest recorded in 2013.

Revenue Recognition

Casino revenues represent the net win from gaming activity, which is the difference between wins and losses. Additionally, net win is reduced by a provision for anticipated payouts on slot participation fees, progressive jackpots and any pre-arranged marker discounts. Food and beverage, hotel, and other operating revenues are recognized as products are delivered or services are performed.

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

The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are primarily included in casino operating expenses and are as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Food and beverage	$23,761	$22,855	$21,713
Hotel	3,157	2,893	2,622
Other	2,070	1,732	1,777
	$28,988	$27,480	$26,112

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense, which is included in selling, general and administrative expense, was $5.2 million, $5.2 million and $5.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as casino expense in the accompanying Consolidated Statements of Income. These taxes totaled $18.2 million, $16.0 million and $16.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Years ended December 31,
	2015		2014		2013
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount

Basic	16,948	$1.22	16,734	$0.85	16,302	$1.10
Effect of dilutive stock options	387	(0.03)	373	(0.02)	642	(0.04)
Diluted	17,335	$1.19	17,107	$0.83	16,944	$1.06

The following options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the December 31, 2015 closing market price of the common shares and their inclusion would be antidilutive:

	Years ended December 31,
	2015	2014	2013
Options to purchase shares of common stock	115,536	563,633	418,071
Exercise prices	$23.09-$29.00	$16.66-$29.00	$21.65-$29.00
Expiration dates (month/year)	05/16-12/25	05/15-11/24	05/16-10/23

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

In August 2014, FASB issued an accounting standard update that requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity’s ability to continue as a going concern exist when relevant conditions and events, consolidated and aggregated, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statement are issued. Currently, there is no guidance in U.S. GAAP for management’s responsibility to perform an evaluation. Under the update, management’s evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted. The Company will adopt this standard effective January 1, 2017. The adoption of this standard is not expected to not have a material impact on our Consolidated Financial Statements.

In April 2015, FASB issued an accounting standards update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, FASB issued an accounting standards update which clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to the additional guidance, line-of-credit arrangements will continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement. The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company will adopt this standard effective January 1, 2016. The adoption of this standard is not expected to have a material impact on our Consolidated Financial Statements.

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

In November 2015, the FASB issued an accounting standards update which will require entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. Noncurrent balance sheet presentation of all deferred taxes eliminates the requirement to allocate a valuation allowance on a pro rata basis between gross current and noncurrent deferred tax assets. The new guidance may be applied either on prospective or retrospective basis. The effective date for this update was for the annual and interim periods beginning after December 15, 2016 with early adoption permitted. The Company elected to early adopt this guidance during the fourth quarter of 2015 and it did not have a material impact on our Consolidated Financial Statements. We elected to apply the guidance on a prospective basis. Thus, the Consolidated Balance Sheet as of December 31, 2014 was not retrospectively adjusted.

In February 2016, the FASB issued an accounting standards update which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off-balance sheet financing. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact the adoption of this standard will have on its Consolidated Financial Statements.

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

NOTE 2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 31,
	2015	2014
Casino	$3,317	$2,034
Hotel	599	476
Other	264	854
	4,180	3,364
Less allowance for doubtful accounts	(451)	(317)
	$3,729	$3,047

The Company calculates an allowance for doubtful accounts by applying a percentage, estimated by management based on historical aging experience, to the accounts receivable balance. The Company recorded bad debt expense of $240 thousand and $51 thousand in 2015 and 2014, respectively. The Company did not record bad debt expense in 2013 because of the allowance for doubtful accounts percentage resulted in a reduction of the allowance.

NOTE 3.  GOODWILL AND INTANGIBLE ASSETS

Goodwill of $25.1 million at December 31, 2015 represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination. To assist in the Company’s determination of the purchase price allocation for the Monarch Casino Black Hawk, the Company engaged a third-party valuation firm regarding the assets acquired and liabilities assumed in its acquisition.

Intangible assets consist of the following at December 31, (in thousands except years):

	2015	2014
Customer list	$10,490	$10,490
Trade name	1,590	1,590
Total intangible assets	12,080	12,080
Less accumulated amortization:
Customer list	(4,290)	(3,124)
Trade name	(1,590)	(1,590)
Total accumulated amortization	(5,880)	(4,714)
Intangible assets, net	$6,200	$7,366
Weighted-average life in years	5.3	6.3

Amortization expense of $1.2 million and $1.2 million was recognized for the years ended December 31, 2015 and 2014, respectively. Estimated amortization expense for the years ending December 31, 2016 through 2020 and thereafter is as follows (in thousands):

Year	Expense
2016	$1,165
2017	1,165
2018	1,165
2019	1,165
2020	1,165
Thereafter	375
Total	$6,200

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

All goodwill and intangible assets relate to our Black Hawk property. Upon completion of the preliminary purchase price allocation for the Company’s acquisition of Monarch Casino Black Hawk, the Company decreased goodwill by $1.4 million related primarily to modification to the value of certain deferred tax assets in 2012. No changes were made to the carrying amount of goodwill during 2013 and thereafter.

NOTE 4.  ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Accrued salaries, wages and related benefits	$7,756	$5,813
Progressive slot machine and other gaming accruals	9,654	8,457
Accrued gaming taxes	2,396	2,198
Accrued interest	2	2
Other accrued liabilities	2,065	2,857
	$21,873	$19,327

NOTE 5.  LEASE COMMITMENTS

A driveway (the “Driveway Project”) was completed and opened on September 30, 2004, that is being shared between the Atlantis and the Shopping Center, directly adjacent to the Atlantis. The shopping Center is controlled by the Biggest Little Investments, L.P. (“BLI”).

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

As part of the Driveway Project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to a cost of living increase on each five year anniversary of the driveway lease. The annual rent for the years 2015, 2014 and 2013 was $377 thousand, $350 thousand and $340 thousand, respectively. In addition, we paid $84 thousand, $119 thousand and $159 thousands respectively for operating expenses to this lease. In August 2015, we exercised our option to extend the lease for three individual five-year terms in addition to the 15 year initial term. At the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the improvements was $2.0 million of which $1.35 million was paid by the Company. The cost of the driveway improvements is being depreciated over the 15-year expected economic life of the asset; some components of the driveway are being depreciated over a shorter period of time.

On August 28, 2015, the Company, through its subsidiary Golden Road, entered into a 20-year lease (the “Parking Lot Lease) with BLI, L.P. with respect to a portion of the Shopping Center. This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. We have demolished the commercial building and are in the process of converting the now vacant land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand, commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five year anniversary. We have an option to extend the Parking Lot Lease for an additional 10-year term. If we elect not to exercise the renewal option, we will be obligated to pay BLI $1.6 million.

The Company accounts for its rental expense using the straight-line method over the original lease term. Rental increases based on the change in the CPI are contingent and accounted for prospectively.

Following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms for the next five years (in thousands):

Operating Leases
Year ending December 31,
2016	$1,071
2017	1,071
2018	1,071
2019	1,071
2020	1,071
Total minimum lease payments	$5,355

Rental expense for operating leases amounted to $1,039 thousand, $889 thousand and $907 thousand in 2015, 2014 and 2013, respectively, as reported in selling, general and administrative expenses in the Consolidated Statements of Income.

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

In addition to other customary covenants for a facility of this nature, as of December 31, 2015, we are required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 2.0:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1. As of December 31, 2015, the Company’s leverage ratio and fixed charge coverage ratios were 0.8:1 and 42.0:1, respectively.

The Credit Facility is structured to reduce the maximum principal available by $1.5 million each quarter. The Credit Facility also allows us to permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000. During the second quarter of 2015 we exercised this option and permanently reduced the amount available under the credit facility by $20 million and in the fourth quarter of 2015 by an additional $15 million. As of December 31, 2015 the maximum principle available under the credit facility is $48.5 million.

The maturity date of the Credit Facility is November 15, 2016. As such, the entire amount outstanding under the credit facility at December 31, 2015 of $40.9 million is classified as a current liability in the Consolidated Balance Sheet as of December 31, 2015.

At December 31, 2014, our leverage ratio was such that pricing for borrowings under the Credit Facility was LIBOR plus 1.5%. At December 31, 2014, the one-month LIBOR interest rate was 0.17%. The carrying value of the debt outstanding under the Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

Subject to entering into a new or amended credit facility with sufficient borrowing capacity to refinance the outstanding balance and to complete the Black Hawk Expansion Plan, we believe, based on the relationship with our current lenders and our recent and projected financial performance, that our existing cash balances, cash flow from operations and borrowings available under the existing, amended or new Credit Facility will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure plans over the next twelve months; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

NOTE 7.  TAXES

Income Taxes

The Company’s income tax provision (benefit) consists of the following (in thousands):

	Years ended December 31,
	2015	2014	2013
Federal	$11,968	$6,935	$9,856
State	359	46	396
Current tax provision	12,327	6,981	10,252
Federal	(1,117)	637	(108)
State	7	(688)	490
Deferred tax (benefit) provision	(1,110)	(51)	382
Total tax provision	$11,217	$6,930	$10,634

The income tax provision differs from that computed at the federal statutory rate as follows:

	Years ended December 31,
	2015	2014	2013
Federal tax at the statutory rate	35.00%	35.00%	35.00%
State tax (net of federal benefit)	0.72%	(1.84)%	1.33%
Permanent items	0.34%	3.49%	0.45%
Tax credits	(0.73)%	(1.03)%	(0.77)%
Other	(0.14)%	(2.80)%	1.18%
	35.19%	32.82%	37.19%

The effective tax rate increased in 2015 compared to 2014 because of the effect of tax planning strategies implemented in 2014. Tax planning strategies implemented during 2014 resulted in an decrease of the effective tax rate when compared to 2013.

The Company recorded $865 thousand, $386 thousand and $413 thousand as increases to contributed capital from certain tax benefits for employee stock-based compensation for the years ended December 31, 2015, 2014 and 2013, respectively.

The components of the deferred income tax assets and liabilities at December 31, 2015 and 2014, as presented in the consolidated balance sheets, are as follows (in thousands):

	2015	2014
DEFERRED TAX ASSETS
Stock-based compensation	$2,039	$2,156
Compensation and benefits	1,033	744
Bad debt reserves	163	114
Accrued expenses	1,695	1,663
Fixed assets and depreciation	2,626	1,615
Base stock	10	1
State Taxes	133	—
NOLs & credit carry-forwards	3,831	4,322
Deferred income tax asset	$11,530	$10,615
DEFERRED TAX LIABILITIES
Intangibles and amortization	$(2,235)	$(2,649)
Prepaid expenses	(1,279)	(984)
Real estate taxes	(150)	(290)
Other Reserves	(95)	(24)
Federal deduction on deferred state taxes	(356)	(360)
Deferred income tax liability	$(4,115)	$(4,307)
NET DEFERRED INCOME TAX ASSET	$7,415	$6,308

The Company early adopted ASU No. 2015-17, at December 31, 2015 which simplifies presentation of the deferred tax assets and liabilities by allowing all such balances to be treated as noncurrent. The Company reclassified $2.8 million of current net deferred tax asset as noncurrent. The 2014 deferred tax assets have not been reclassified to conform to this presentation.

As of December 31, 2015 the Company had $7.4 million of federal net operating loss (“NOL”) carryforwards, general business credit (“GBC”) carryforwards of $0.3 million and $19.5 million of state NOL carryforwards, acquired as part of the Monarch Casino Black Hawk (formerly Rivera Black Hawk) acquisition. The federal NOL carryforwards expire in 2020 through 2031. The federal GBC carryforwards expire in 2022 through 2031. The state NOL carryforwards expire in 2022 through 2032.

The acquired federal and state NOL and federal GBC carryforwards are subject to Internal Revenue Code change of ownership limitations. Accordingly, future utilization of the carryforwards is subject to an annual base limitation of $1.25 million that can be applied against future taxable income.

The Company acquired NOLs of Monarch Black Hawk generated in tax years 2000 through 2012.  The statute of limitation for assessment for these NOL years is determined by reference to the year the NOL is used to reduce taxable income. Consequently, the separate returns that included Monarch Black Hawk remain subject to examination by the Internal Revenue Service (the “IRS”). The Company’s income tax returns from 2012 forward are subject to examination by the IRS.

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

No uncertain tax positions were recorded as of December 31, 2015, 2014 and 2013. No change in uncertain tax positions is anticipated over the next twelve months.

No interest expense or penalties for uncertain tax positions were recorded for years ended December 31, 2015, 2014 and 2013.

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

NOTE 8.  BENEFIT PLANS

Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 100% of their pre-tax compensation, but not more than statutory limits. The Company’s matching contributions were approximately $318 thousand, $283 thousand, and $283 thousand for years ended December 31, 2015, 2014 and 2013, respectively.

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

The share reserve under the 2014 Plan includes 1,000,000 new shares and the shares available for grant or subject to outstanding awards under the Predecessor Plans, for an aggregate amount of up to 2,453,506 common shares as of December 31, 2015. By its terms, the 2014 Plan will expire in May 2024 after which no options may be granted unless the 2014 Plan is amended or replaced.

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

A summary of the stock option activity as of and for the year ended December 31, 2015 is presented below:

		Weighted Average
Options	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	2,002,203	$13.73	—	—
Granted	492,957	18.94	—	—
Exercised	(389,905)	10.00	—	—
Forfeited	(66,668)	14.81	—	—
Expired	—	—	—	—
Outstanding at end of period	2,038,587	$15.66	7.1 yrs.	$15,080,254
Exercisable at end of period	798,583	$14.08	4.8 yrs.	$7,592,610

A summary of the status of the Company’s nonvested shares as of, and for the year ended, December 31, 2015 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2015	1,173,143	$3.91
Granted	492,957	5.87
Vested	(359,428)	2.90
Forfeited	(66,668)	4.05
Nonvested at December 31, 2015	1,240,004	$4.97

Expense Measurement and Recognition:

The Company recognizes stock-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Unrecognized costs related to all stock-based awards outstanding at December 31, 2015 totaled approximately $4.2 million and is expected to be recognized over a weighted average period of 2.6 years.

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

	Years ended December 31,
	2015	2014	2013
Expected volatility	39.10%	34.95%	37.03%
Expected dividends	—	—	—
Expected life (in years)
Directors’ plan	3.97	3.59	3.32
Executives plan	4.28	4.31	4.48
Employees plan	3.97	3.59	3.32
Weighted average risk free rate	1.14%	1.06%	0.85%

Weighted average grant date fair value per share of options granted	$5.90	$4.02	$5.38
Total fair value of shares vested	$1,041	$913	$1,123
Total intrinsic value of options exercised	$4,321	$8,921	$2,737
Cash received for all stock option exercises	$3,900	$12,595	$3,438
Tax benefit realized from stock awards exercised	$1,512	$3,122	$958

The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. The Company has determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility as compared to the Company’s experience.

Reported stock-based compensation expense was classified as follows (in thousands):

	For the years ended December 31,
	2015	2014	2013
Casino	$58	$45	$20
Food and beverage	85	68	33
Hotel	21	11	3
Selling, general and administrative	1,380	1,102	1,164
Total stock-based compensation, before taxes	1,544	1,226	1,220
Tax benefit	(540)	(429)	(427)
Total stock-based compensation, net of tax	$1,004	$797	$793

NOTE 10: STOCK REPURCHASE PLAN

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

NOTE 12.  RELATED PARTY TRANSACTIONS

The shopping center adjacent to the Atlantis (the “Shopping Center”) is owned by Biggest Little Investments, L.P. (“BLI”). John Farahi and Bob Farahi, Co-Chairmen of the Board and executive officers of the Company, and Ben Farahi are the three largest stockholders (“Farahi Family Stockholders”) of Monarch and each also beneficially own limited partnership interests in BLI. Maxum LLC is the sole general partner of BLI, and Ben Farahi is the sole managing member of Maxum LLC. Neither John Farahi nor Bob Farahi has any management or operational control over BLI or the Shopping Center. Until May 2006, Ben Farahi formerly held positions of Co-Chairman of the Board, Secretary, Treasurer and Chief Financial Officer of the Company.

On August 28, 2015, Monarch, through its subsidiary Golden Road, entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”) consisting of an approximate 46,000 square-foot commercial building on approximately 4.15 acres of land adjacent to the Atlantis (the “Leased Property”). We have demolished the building and are in the process of converting the now vacant land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five year anniversary. In addition, we are responsible for payment of property taxes, utilities and maintenance expenses related to the Leased Property. We have an option to renew the Parking Lot Lease for an additional 10-year term. If we elect not to exercise its renewal option, we will be obligated to pay BLI $1.6 million. For the years ended December 31, 2015, the Company paid $85 thousand in rent, plus $12 thousand for operating expenses to this lease.

In addition, we share a driveway with and lease approximately 37,000 square-feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15 year term in the existing Driveway Lease Agreement. At the end of the renewal terms, we have the option to purchase the leased driveway section of the Shopping Center. As of December 31, 2015, the annual rent is $377 thousand. For the years ended December 31, 2015, 2014 and 2013, the Company paid $377 thousand, $350 thousand and $340 thousands respectively in rent, plus $84 thousand, $119 thousand and $159 thousands respectively for operating expenses to this lease.

We occasionally lease billboard advertising, storage space and parking lot space from affiliates controlled by Farahi Family Stockholders and paid $142 thousand, $125 thousand and $123 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 13.   SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since December 31, 2015 that required recognition or disclosure in the consolidated financial statements.

NOTE 14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly financial information for 2015 and 2014 (in thousands, except per share amounts):

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$47,171	$50,013	$53,576	$51,485	$202,245
Operating expenses	40,700	41,965	43,527	43,498	169,690
Income from operations	6,471	8,048	10,049	7,987	32,555
Net income	4,043	5,099	6,394	5,123	20,659

Income per share of common stock
Basic	$0.24	$0.30	$0.38	$0.30	$1.22
Diluted	$0.24	$0.29	$0.37	$0.29	$1.19

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$45,508	$47,803	$48,597	$45,859	$187,767
Operating expenses	40,177	42,335	41,931	41,105	165,548
Income from operations	5,331	5,468	6,666	4,754	22,219
Net income	3,276	3,024	4,074	3,811	14,185

Income per share of common stock
Basic	$0.20	$0.18	$0.24	$0.23	$0.85
Diluted	$0.19	$0.18	$0.24	$0.22	$0.83

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 8, 2016. We expect to file the Company’s Proxy Statement with the Commission not later than April 29, 2016.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 8, 2016. We expect to file the Company’s Proxy Statement with the Commission not later than April 29, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Following is information related to the Company’s equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (F1)	2,038,587	$15.66	414,919
Equity compensation plans not approved by security holders	—	—	—
Total	2,038,587	$15.66	414,919

(F1) Includes the 1993 Directors’ Stock Option Plan, 1993 Employee Stock Option Plan and 1993 Executive Long-Term Incentive Plan, as amended, and the 2014 Equity Incentive Plan.

Additional information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 8, 2016.  We expect to file the Company’s Proxy Statement with the Commission not later than April 29, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 8, 2016. We expect to file the Company’s Proxy Statement with the Commission not later than April 29, 2016.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 8, 2016. We expect to file the Company’s Proxy Statement with the Commission not later than April 29, 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements

Included in Part II, Item 8 of this report:

a) Report of Independent Registered Public Accounting Firm

b) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013.

c) Consolidated Balance Sheets at December 31, 2015 and 2014.

d) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013.

e) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.

f) Notes to Consolidated Financial Statements.

(a)(2). Financial Statements Schedules (in thousands)

Schedule II. - VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at beginning of year	Charged to costs and expenses (F1)	Deductions (F1)	Other	Balance at end of year
2013
Allowance for doubtful accounts	$729	$(230)	$(128)	$—	$371
2014
Allowance for doubtful accounts	$371	$51	$(105)	$—	$317
2015
Allowance for doubtful accounts	$317	$240	$(106)	$—	$451

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

10.04

First Amendment to Lease Agreement and Option to Purchase dated as of August 25, 2015, between Golden Road Motor Inn, Inc. as Lessee and Biggest Little Investments, L.P. as Lessor is incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K (SEC File 0-22088) filed September 3, 2015

10.05

Lease Agreement dated as of August 28, 2015, between Golden Road Motor Inn, Inc. as Lessee and Biggest Little Investments, L.P. as Lessor is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File 0-22088) filed September 3, 2015.

10.06

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

10.07+

Agreement to pay severance to Ronald Rowan as described under the heading “Executive Compensation — Other Employment Related Agreements” in the Company’s Proxy Statement (SEC File 0-22088) filed on March 28, 2013.

10.08+	Agreement to pay severance to Ronald Rowan as described under Item 5.02 of the Company’s Form 8-K (SEC File 0-22088) filed February 8, 2016.

21.01	List of Subsidiaries of Monarch Casino & Resort, Inc. is incorporated herein by reference to Exhibit 21.01 to the Company’s Form 10-K (SEC File 0-22088) for the year ended December 31, 2012.

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K.*

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

* filed herewith.
+ denote management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH CASINO & RESORT, INC.

(Registrant)

Date: March 11, 2016	By:	/s/ RONALD ROWAN
Ronald Rowan, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN FARAHI	Co-Chairman of the Board of Directors	March 11, 2016
John Farahi	Chief Executive Officer (Principal
Executive Officer) and Director

/S/ BOB FARAHI	Co-Chairman of the Board of Directors,	March 11, 2016
Bob Farahi	President, Secretary and Director

/S/ RONALD ROWAN	Chief Financial Officer (Principal Financial	March 11, 2016
Ronald Rowan	Officer and Principal Accounting Officer)

/S/ PAUL ANDREWS	Director	March 11, 2016
Paul Andrews

/S/ YVETTE E. LANDAU	Director	March 11, 2016
Yvette E. Landau

/S/ CRAIG F. SULLIVAN	Director	March 11, 2016
Craig F. Sullivan