Form 10-K/A
period 2015-12-31
MONARCH CASINO & RESORT INC
filed 2016-04-22
CIK 907242

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2015, based on the closing price as reported on The Nasdaq Stock Market (SM) of $20.56 per share, was approximately $257.9 million

As of March 5, 2016, Registrant had 17,216,952 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2016 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

EXPLANATORY NOTE

We are filing this amendment to our Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 11, 2016 (the “Original Filing”), solely to amend the cover page to correct (i) the number of shares of common stock outstanding as of March 5, 2016, and (ii) the aggregate market value of our common stock held by non-affiliates as of June 30, 2015.  No other changes have been made to the Original Filing.  This amendment does not modify, amend or update any of the financial or other information contained in the Original Filing, nor does it reflect events occurring after the filing of the Original Filing.  This amendment consists solely of the amended cover page, this explanatory note, the signature page and the certifications and XBRL required to be filed as exhibits hereto.

Item 15. Exhibits, Financial Statement Schedules

(a)(3)        The following exhibits are filed as part of this report on Form 10-K/A:

31.1                                           Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                                           Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K/A

32.2                                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K/A

101.INS                      XBRL Instance

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: April 22, 2016	By:	/s/ Edwin S. Koenig
Edwin S. Koenig, Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K/A
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an exhibit to this Form 10-K/A
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation