Form 10-Q
period 2016-03-31
MONARCH CASINO & RESORT INC
filed 2016-05-10
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	17,233,295 shares
Class	Outstanding at April 29, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2016	2015
Revenues
Casino	$39,732	$37,439
Food and beverage	13,414	13,103
Hotel	5,103	4,737
Other	2,671	2,600
Gross revenues	60,920	57,879
Less promotional allowances	(11,171)	(10,708)
Net revenues	49,749	47,171

Operating expenses
Casino	17,330	16,336
Food and beverage	5,780	5,219
Hotel	1,614	1,519
Other	959	934
Selling, general and administrative	13,151	12,579
Depreciation and amortization	3,700	4,131
Loss (gain) on disposition of assets	56	(18)
Total operating expenses	42,590	40,700
Income from operations	7,159	6,471

Other expenses
Interest expense, net of amounts capitalized	(85)	(219)
Total other expense	(85)	(219)

Income before income taxes	7,074	6,252
Provision for income taxes	(2,499)	(2,209)
Net income	$4,575	$4,043

Earnings per share of common stock
Net income
Basic	$0.27	$0.24
Diluted	$0.26	$0.24

Weighted average number of common shares and potential common shares outstanding
Basic	17,211	16,821
Diluted	17,540	17,198

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,409	$21,164
Receivables, net	3,480	3,729
Income taxes receivable	—	611
Inventories	2,838	2,881
Prepaid expenses	3,696	3,402
Total current assets	28,423	31,787
Property and equipment
Land	29,549	29,549
Land improvements	6,701	6,701
Buildings	150,860	150,966
Buildings improvements	23,250	23,255
Furniture and equipment	136,432	134,704
Construction in progress	41,870	37,424
Leasehold improvements	1,347	1,347
	390,009	383,946
Less accumulated depreciation and amortization	(181,392)	(180,792)
Net property and equipment	208,617	203,154
Other assets
Goodwill	25,111	25,111
Intangible assets, net	5,909	6,200
Deferred income taxes	7,415	7,415
Other assets, net	1,103	1,179
Total other assets	39,538	39,905
Total assets	$276,578	$274,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$35,400	$40,900
Accounts payable	8,000	6,747
Construction accounts payable	1,873	1,407
Accrued expenses	20,478	21,873
Income taxes payable	1,830	—
Total current liabilities	67,581	70,927
Total liabilities	67,581	70,927
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 17,233,295 outstanding at March 31, 2016; 17,202,699 outstanding at December 31, 2015	191	191
Additional paid - in capital	22,673	22,728
Treasury stock, 1,863,005 shares at March 31, 2016; 1,893,601 shares at December 31, 2015	(25,846)	(26,404)
Retained earnings	211,979	207,404
Total stockholders’ equity	208,997	203,919
Total liabilities and stockholders’ equity	$276,578	$274,846

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$4,575	$4,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,700	4,131
Amortization of deferred loan costs	76	76
Stock-based compensation	127	291
Excess tax benefit from stock-based compensation	(70)	—
Provision for bad debts	18	7
Loss (gain) on disposition of assets	56	(18)
Changes in operating assets and liabilities:
Receivables	231	152
Inventories	43	(8)
Prepaid expenses	(294)	(315)
Accounts payable	1,253	(1,674)
Accrued expenses	(1,395)	(655)
Income taxes	2,441	2,209
Net cash provided by operating activities	10,761	8,239

Cash flows from investing activities:
Proceeds from sale of assets	—	20
Change in construction payable	466	411
Acquisition of property and equipment	(8,928)	(7,780)
Net cash used in investing activities	(8,462)	(7,349)

Cash flows from financing activities:
Net exercise of stock options	376	297
Excess tax benefit from stock-based compensation	70	—
Principal payments on long-term debt	(5,500)	(4,300)
Net cash used in financing activities	(5,054)	(4,003)

Net decrease in cash	(2,755)	(3,113)
Cash and cash equivalents at beginning of period	21,164	21,583
Cash and cash equivalents at end of period	$18,409	$18,470

Supplemental disclosure of cash flow information Cash paid for interest, net of amounts capitalized	$9	$142

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED MARCH 31, 2016

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Monarch Casino & Resort, Inc. was incorporated in 1993 and through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”). Monarch’s wholly-owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”), Golden East, Inc. (“Golden East”) and Golden North, Inc. (“Golden North”), each own separate parcels of land located proximate to the Atlantis.

Monarch’s wholly-owned subsidiary, Monarch Growth Inc. (“Monarch Growth”), formed in 2011, acquired Riviera Black Hawk, Inc., owner of the Riviera Black Hawk Casino, on April 26, 2012. Riviera Black Hawk, Inc. was renamed Monarch Black Hawk, Inc. and Riviera Black Hawk Casino was renamed Monarch Casino Black Hawk in October 2013. Monarch Growth also owns a parcel of land in Black Hawk, Colorado contiguous to the Monarch Casino Black Hawk. In addition to owning the Monarch Casino Black Hawk, Monarch Black Hawk, Inc. wholly owns Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to extended licensure for extended hours of liquor operation in Black Hawk.

The unaudited condensed consolidated financial statements include the accounts of Monarch and its subsidiaries. Intercompany balances and transactions are eliminated.

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. Additionally, the carrying value of our debt approximates fair value due to the variable nature of applicable interest rates and short-term maturity.

Change in Accounting Estimate of Depreciable Life of Monarch Casino Black Hawk Parking Structure:

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

For the three months ended March 31, 2016, the effect of the change in estimate was an increase of depreciation expense by $133 thousand, a decrease of net income by $87 thousand and a decrease of basic and diluted earnings per share by approximately $0.01. For the three months ended March 31, 2015, the effect of the change in estimate was an increase of depreciation expense by $451 thousand, a decrease of net income by $293 thousand and a decrease of basic and diluted earnings per share by approximately $0.02.

Segment Reporting:

The accounting guidance for disclosures about segments of an enterprise and related information requires separate financial information to be disclosed for all operating segments of a business. The Company determined that the Company’s two operating segments, Atlantis and Monarch Casino Black Hawk, meet all of the aggregation criteria stipulated by ASC 280-10-50-11. The Company views each property as an operating segment and the two operating segments have been aggregated into one reporting segment.

NOTE 2. STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the authoritative guidance requiring the compensation cost relating to stock-based payment transactions to be recognized in the Company’s consolidated statements of income.

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended March 31,
	2016	2015
Casino	$21	$16
Food and beverage	25	24
Hotel	11	3
Selling, general and administrative	70	248
Total stock-based compensation, before taxes	127	291
Tax benefit	(45)	(102)
Total stock-based compensation, net of tax	$82	$189

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

	Three months ended March 31,
	2016		2015
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	17,211	$0.27	16,821	$0.24
Effect of dilutive stock options	329	(0.01)	377	—
Diluted	17,540	$0.26	17,198	$0.24

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended March 31, 2016 and 2015, options for approximately 566 thousand and 420 thousand shares, respectively, were excluded from the computation.

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

In April 2015, FASB issued an accounting standards update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, FASB issued an accounting standards update which clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to the additional guidance, line-of-credit arrangements will continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement. The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this standard effective January 1, 2016. Because the current credit facility we have is a line-of-credit arrangement, the adoption of this standard does not have any impact on our Consolidated Financial Statements.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road, entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”) consisting of an approximate 46,000 square-foot commercial building on approximately 4.15 acres of land adjacent to the Atlantis (the “Leased Property”). We have demolished the building and are in the process of converting the now vacant land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five year anniversary. In addition, we are responsible for payment of property taxes, utilities and maintenance expenses related to the Leased Property. We have an option to renew the Parking Lot Lease for an additional 10-year term. If we elect not to exercise its renewal option, we will be obligated to pay BLI $1.6 million. For the three months ended March 31, 2016, the Company paid $174 thousand in rent, plus $9 thousand for operating expenses related to this lease.

In addition, we share a driveway with and lease approximately 37,000 square-feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15 year term in the existing Driveway Lease Agreement. At the end of the renewal terms, we have the option to purchase the leased driveway section of the Shopping Center. As of March 31, 2016, the annual rent is $377 thousand. For each of the three months ended March 31, 2016 and 2015, the Company paid $94 thousand in rent, plus $5 thousand and $28 thousand, respectively, for operating expenses to this lease.

We occasionally lease billboard advertising, storage space and parking lot space from affiliates controlled by Farahi Family Stockholders and paid $28 thousand and $43 thousand for the three months ended March 31, 2016 and 2015, respectively.

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

In addition to other customary covenants for a facility of this nature, as of March 31, 2016, we are required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 2.0:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1. As of March 31, 2016, the Company’s leverage ratio and fixed charge coverage ratios were 0.7:1 and 40.5:1, respectively.

We may prepay borrowings under the Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid may be borrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

The Credit Facility is structured to reduce the maximum principal available by $1.5 million each quarter beginning June 30, 2013. The Credit Facility also allows us to permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000. During the second quarter of 2015, we exercised this option and permanently reduced the amount available under the credit facility by $20 million and in the fourth quarter of 2015 by an additional $15 million. As of March 31, 2016, the maximum principle available under the credit facility is $47.0 million.

The maturity date of the Credit Facility is November 15, 2016. As such, the entire amounts outstanding under the credit facility of $35.4 million as of March 31, 2016 and $40.9 million as of December 31, 2015 are classified as a current liability in the Consolidated Balance Sheet.

At March 31, 2016, our leverage ratio was such that pricing for borrowings under the Credit Facility was LIBOR plus 1.25%. At March 31, 2016, the one-month LIBOR interest rate was 0.44%. The carrying value of the debt outstanding under the Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

Subject to entering into a new or amended credit facility with sufficient borrowing capacity to refinance the outstanding balance and to complete the Black Hawk Expansion Plan, we believe, based on the relationship with our current lenders and our recent and projected financial performance, that our existing cash balances, cash flow from operations and borrowings available under the existing, amended or new Credit Facility will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure plans over the next twelve months; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to enter into a new or amended credit facility or to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

NOTE 7. TAXES

For each of the three months ended March 31, 2016 and 2015 the Company’s effective tax rate was 35.3%.

The Company early adopted ASU No. 2015-17, at December 31, 2015, which simplifies presentation of the deferred tax assets and liabilities by allowing all such balances to be treated as noncurrent.

NOTE 8. STOCK REPURCHASE PLAN

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, construction timelines, development activities, legal proceedings and employee matters. Certain important factors, including, but not limited to, competition from other gaming operations, factors affecting our ability to compete, acquisitions of gaming properties, legalization of additional gaming operations in our markets, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Any changes in the law that would permit the establishment of gaming operations in or near Denver could materially impact Monarch Casino Black Hawk operations and could alter, delay or cause us to reconsider our master development plan to expand our Monarch Casino Black Hawk property. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our expansion, development activities, legal proceedings and employee matters, are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statement to reflect events or circumstances after the date hereof.

Monarch Casino & Resort, Inc., ( “Monarch” or “Company”) through its direct and indirect wholly-owned subsidiaries, Golden Road Motor Inn, Inc., Monarch Growth Inc. (“Monarch Growth”), Monarch Black Hawk, Inc. (“Monarch Black Hawk”), High Desert Sunshine, Inc., Golden North, Inc., Golden East, Inc., Chicago Dogs Eatery, Inc. and Monarch Promotional Association, owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”), the Monarch Casino Black Hawk in Black Hawk, Colorado, and certain real estate proximate to the Atlantis and Monarch Casino Black Hawk.

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

Monarch Casino Black Hawk:  Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and laying the groundwork for the major expansion that we plan. There is currently no hotel on the property. In October 2012, we began a project to redesign and upgrade the existing Monarch Casino Black Hawk facility. In September 2013, we opened a new buffet, which was an important step in our ongoing process of redesigning and upgrading the existing Monarch Casino Black Hawk facility. In December 2013, we began a project to remodel and upgrade the casino. To minimize disruption, we staged the work in three equal phases. The first phase was completed and opened in August 2014. The second phase was completed and opened in March 2015 and the final phase was completed and opened in August 2015. In the fourth quarter of 2013, we began work on a multi-phased expansion of the Monarch Casino Black Hawk which involves construction of a new parking structure and demolition of the existing parking structure followed by construction of a new hotel tower and casino expansion on the site where the existing parking structure currently sits (see “Master Planned Expansion of the Monarch Casino Black Hawk”). The planned nine-story parking structure will increase total parking on site from approximately 500 spaces to approximately 1,500 spaces. Once completed, the Monarch Casino Black Hawk expansion will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars, a new parking structure and associated support facilities. We currently expect completion of the entire expansion in the third quarter of 2018.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Capital expenditures for the three month periods ended March 31, 2016 and 2015 totaled approximately $8.5 million and $7.4 million, respectively. During the three month period ended March 31, 2016, our capital expenditures related primarily to the major redesign and upgrade of the Toucan Charlie’s Buffet at Atlantis and continued work on the new garage structure at Monarch Casino Black Hawk as well as acquisition of gaming equipment to upgrade and replace existing equipment in the Atlantis and Monarch Casino Black Hawk. During the three month period ended March 31, 2015, our capital expenditures related primarily to the redesign, upgrade and expansion of the Monarch Casino Black Hawk facility as well as acquisition of gaming equipment to upgrade and replace existing equipment in the Atlantis and the Monarch Casino Black Hawk.

Master Planned Expansion of the Monarch Black Hawk

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

We have also begun work on our master plan to expand and convert the Monarch Casino Black Hawk into a full-scale casino resort. The excavation and foundation work for the facility’s new parking structure has been completed and construction of the new parking structure is well underway. The new 9-story parking structure will increase on-site parking from approximately 500 spaces to approximately 1,500 spaces. Construction of the new parking structure began in the first quarter of 2015 and construction is anticipated to be completed in the second quarter of 2016. Upon completion of the new parking structure, the existing parking structure will be razed to make room for the new hotel tower and casino expansion. The remaining cost of the parking structure-related work is expected to be approximately $7-$10 million, which we expect to fund primarily from operating cash flow and, to a lesser extent, from our Credit Facility.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2016 and 2015

For the three months ended March 31, 2016, our net income totaled $4.6 million, or $0.26 per diluted share, compared to net income of $4.0 million, or $0.24 per diluted share for the same period in 2015, reflecting a 13.2% increase in net income and an 8.3% increase in diluted earnings per share. Net revenues totaled $49.7 million in the current quarter, an increase of $2.6 million compared to the 2015 first quarter. Income from operations for the three months ended March 31, 2016 totaled $7.2 million compared to $6.5 million for the same period in 2015.

Casino revenue increased 6.1% in the first quarter of 2016 compared to the first quarter of 2015. Casino operating expenses as a percentage of casino revenue for the first quarter of 2016 were flat with the prior year same period at 43.6%.

Food and beverage revenue for the first quarter of 2016 increased 2.4% over the first quarter of 2015. The Toucan Charlie’s Buffet at Atlantis was closed for 70 days during the first quarter of 2016 for a major redesign and upgrade, which is reflected in the relatively low percentage of food and beverage revenue increase compared to casino and hotel revenue growth. Food and beverage operating expenses as a percentage of food and beverage revenues increased in the first quarter of 2016 to 43.1% compared to 39.8% for the prior year same period primarily as a result of the increase in repair and maintenance expenses related to the Atlantis buffet redesign and upgrade.

Hotel revenue increased 7.7% due to a higher average daily room rate (“ADR”) of $72.87 in the first quarter of 2016 compared to $68.43 in first quarter of 2015 offset by a slightly lower hotel occupancy of 83.9% during first quarter of 2016 compared to 84.4% during first quarter of 2015. Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available was $68.06 and $63.88 for the three months ended March 31, 2016 and 2015, respectively. Hotel operating expenses as a percentage of hotel revenue decreased to 31.6% in first quarter of 2016 as compared to 32.1% for the comparable prior year period due to lower equipment and miscellaneous replacement expenses.

Promotional allowances as a percentage of gross revenues decreased to 18.3% during the first quarter of 2016 compared to 18.5% in the comparable 2015 quarter. This decrease was primarily due to higher revenue and lower food complimentaries due to the buffet at Atlantis being closed for the redesign and upgrade for 70 days during the first quarter of 2016.

Other revenue increased 2.7% in the first quarter of 2016 compared to the first quarter of 2015 driven primarily by increased arcade, spa and retail revenues.

Selling, General and Administrative (“SG&A”) expense increased to $13.2 million in the first quarter of 2016 from $12.6 million in the first quarter of 2015 primarily due to higher salaries, wages and benefits expenses and higher rental expenses from the parking lot lease at Atlantis. See Note 5 “Related Party Transactions”. As a percentage of net revenue, SG&A expense was relatively flat at 26.4% compared to 26.7% for the same quarter in the prior year.

Depreciation and amortization expense decreased to $3.7 million for the three months ended March 31, 2016 as compared to $4.1 million for the three months ended March 31, 2015 primarily as a result of a decrease in monthly depreciation expense of the existing parking structure following the revision in the expected date of early removal of the parking structure from service in relation to the Monarch Black Hawk expansion project.

During the first quarter of 2016, the Company paid down the principal balance on its credit facility by $5.5 million, which decreased the outstanding balance of the credit facility to $35.4 million at March 31, 2016 from $40.9 million at December 31, 2015. Interest expense, net of amounts capitalized decreased to $85 thousand in the first quarter of 2016 from $219 thousand in the first quarter of 2015 as a result of lower average outstanding borrowings in the 2016 first quarter compared to the 2015 first quarter.

Liquidity and Capital Resources

For the three months ended March 31, 2016, net cash provided by operating activities totaled $10.8 million, an increase of $2.5 million or 30.6% compared to the same period in the prior year. This increase was primarily the result of $2.6 million in cash provided by the change in ordinary working capital and a $0.5 million increase in net income partially offset by a $0.4 million decrease in depreciation expense.

Net cash used in investing activities totaled $8.5 million and $7.3 million for the three months ended March 31, 2016 and 2015, respectively. Net cash used in investing activities during the first three months of 2016 consisted primarily of cash used for the new garage building at Monarch Casino Black Hawk, redesign and upgrade of Toucan Charlie’s buffet at Atlantis and for acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first three months of 2015 consisted primarily of cash used for the ongoing redesign and upgrade work at Monarch Casino Black Hawk, as well as acquisition of gaming and other equipment at both properties.

Net cash used in financing activities during the first quarter of 2016 was $5.1 million and represents $5.5 million payments made on the Credit Facility offset by $0.4 million proceeds from stock options exercises, including excess tax benefit from options exercised. Net cash used in financing activities during the first quarter of 2015 was $4.0 million and represented $4.3 million in payments made on the Credit Facility offset by $0.3 million in proceeds from stock option exercises.

As of March 31, 2016, we had $47.0 million maximum principal available under the Credit Facility, of which $35.4 million was drawn. The proceeds from the Credit Facility were utilized to finance the acquisition of Monarch Casino Black Hawk and the availability under the Credit Facility may also be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements. We had $11.6 million remaining available credit on the Credit Facility as of March 31, 2016.

The maximum principal available under the Credit Facility is reduced by $1.5 million per quarter beginning June 1, 2013. We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and in multiples of $50,000. During the second quarter of 2015, we permanently reduced the amount available under the Credit Facility by $20 million and in the fourth quarter of 2015 by an additional $15 million.

The maturity date of the Credit Facility is November 15, 2016. As such, the entire amount outstanding under the Credit Facility at March 31, 2016 of $35.4 million is classified as a current liability in the Consolidated Balance Sheet. Before the Credit Facility matures, based on the relationship with our current lenders and our recent and projected financial performance, we expect to negotiate a new or amended credit facility with sufficient borrowing capacity to refinance the outstanding balance and to complete the Black Hawk Expansion Plan. However, no assurance can be given that we will be able to enter into a new or amended credit facility on a timely basis, if at all, or upon terms favorable to us.

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

Subject to entering into a new or amended credit facility with sufficient borrowing capacity to refinance the outstanding balance and to complete the Black Hawk Expansion Plan, we believe, that our existing cash balances, cash flow from operations and borrowings available under the existing, new or amended credit facility will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure plans over the next twelve months; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to enter into a new or amended credit facility or to generate sufficient cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

OFF BALANCE SHEET ARRANGEMENTS

A driveway (the “Driveway Project”) was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center directly adjacent to the Atlantis (the “Shopping Center”). The Shopping Center is controlled by the Biggest Little Investments, L.P. (“BLI”).

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

As part of the Driveway Project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to a cost of living increase on each five year anniversary of the driveway lease. As of March 31, 2016, the annual rent is $377 thousand. In August 2015, we exercised our option to extend the lease for three individual five-year terms in addition to the 15 year initial term. At the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million. We were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the 15-year expected economic useful life of the asset; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $94 thousand in rent payments for the leased driveway space and $5 thousand in operating expenses for the Shopping Center during the three month period ended March 31, 2016.

In response to customer demand for more convenient surface parking at the Atlantis, and after detailed analysis, on August 28, 2015, the Company, through its subsidiary Golden Road, entered into a 20-year lease (the “Parking Lot Lease”) with BLI with respect to a portion of the Shopping Center. This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. We have demolished the commercial building and are in the process of converting the now vacant land into approximately 300 additional surface parking spaces for the Atlantis. Completion of this work is expected in the second quarter of 2016. The minimum annual rent under the Parking Lot Lease is $695 thousand, commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five year anniversary. We have an option to renew the Parking Lot Lease for an additional 10-year term. If we elect not to exercise its renewal option, we will be obligated to pay BLI $1.6 million. During the quarter ended March 31, 2016 we paid approximately $174 thousand in parking lot rent payments and $9 thousand in parking lot operating expenses.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). For a more extensive discussion of our accounting policies, see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2015 Form 10-K filed on March 11, 2016.

OTHER FACTORS AFFECTING CURRENT AND FUTURE RESULTS

Negative economic developments in Northern Nevada, the Denver metropolitan area, or in our feeder markets, could adversely impact discretionary incomes of our target customers, which, in turn could adversely impact our business. Our target customers might curtail discretionary spending for leisure activities and businesses may reduce spending for conventions and meetings, both of which would adversely impact our business. Management continues to monitor economic trends and intends, as appropriate, to adopt operating strategies to attempt to mitigate the effects of such adverse conditions. We can make no assurances that such strategies will be effective should negative economic developments in our markets occur.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of March 31, 2016 and the next five years and thereafter are as follows (in millions):

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years
Operating Leases (2)	$22.5	$1.1	$2.2	$1.7	$17.5
Purchase Obligations (3)	13.4	9.5	2.5	1.4	—
Construction Contracts (4)	8.6	8.6	—	—	—
Borrowings Under Credit Facility (5)	35.4	35.4	—	—	—
Total Contractual Cash Obligations	$79.9	$54.6	$4.7	$3.1	$17.5

(1) Because interest payments under our credit facility are subject to factors that, in our judgment, fluctuate materially, the amount of future interest payments is not presently determinable. These factors include: (i) future short-term interest rates; (ii) our future leverage ratio which varies with Adjusted EBITDA and our borrowing levels; and (iii) the rate with which we deploy capital and other spending which in turn impacts the level of future borrowings. The interest rate under our credit facility is LIBOR, or a base rate (as defined in the credit facility agreement), plus an interest rate margin ranging from 1.25% to 2.50% depending on our leverage ratio. The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter. Based on our leverage ratio, at March 31, 2016 pricing was LIBOR plus 1.25% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At March 31, 2016, the one-month LIBOR rate was 0.44%.

(2) Operating leases include the leased driveway pursuant to the Driveway Project, the Parking Lot Lease and the executive housing in Colorado.

(3) Purchase obligations represent approximately $5.4 million of commitments related to capital projects and approximately $8.0 million of materials and supplies used in the normal operation of our business. Of the total purchase order and construction commitments, approximately $13.4 million are cancelable by us upon providing a 30-day notice.

(4) Construction contracts obligations represent commitments related to expansion projects in Monarch Casino Black Hawk. The $8.6 million commitment at the end of first quarter of 2016 relates to the construction of the new parking garage structure.

(5) The amount represents outstanding draws against the Credit Facility as of March 31, 2016.

As described in the “CAPITAL SPENDING AND DEVELOPMENT” section above, we have begun commencement of a substantial expansion of our Monarch Casino Black Hawk facility, which started in the fourth quarter of 2013. While we have disclosed the estimated cost of that expansion, we have not entered into contracts for substantial portions of the work. For this reason, we have included in the table above only the amounts for which we have contractual commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market conditions and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of March 31, 2016 that are subject to market risk. As of March 31, 2016, we had $35.4 million of outstanding principal balance under our Credit Facility that was subject to credit risk. A 1% increase in the interest rate on the balance outstanding under the Credit Facility at March 31, 2016 would result in a change in our annual interest cost of approximately $0.4 million.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in Item 1A of our 2015 Form 10-K. Investors are urged to review these risk factors carefully.

ITEM 6. EXHIBITS

Exhibit No	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: May 10, 2016	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)