Form 10-Q
period 2016-06-30
MONARCH CASINO & RESORT INC
filed 2016-08-08
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	17,316,598 shares
Class	Outstanding at July 29, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Casino	$41,999	$38,551	$81,731	$75,990
Food and beverage	15,546	13,975	28,960	27,078
Hotel	6,034	5,828	11,137	10,565
Other	2,828	2,668	5,499	5,268
Gross revenues	66,407	61,022	127,327	118,901
Less promotional allowances	(11,829)	(11,009)	(23,000)	(21,717)
Net revenues	54,578	50,013	104,327	97,184

Operating expenses
Casino	17,435	16,228	34,765	32,564
Food and beverage	6,411	5,524	12,191	10,743
Hotel	1,866	1,676	3,480	3,195
Other	988	1,114	1,947	2,048
Selling, general and administrative	14,536	13,317	27,687	25,896
Depreciation and amortization	3,790	4,108	7,490	8,239
Loss (gain) on disposition of assets	607	(2)	663	(20)
Total operating expenses	45,633	41,965	88,223	82,665
Income from operations	8,945	8,048	16,104	14,519

Other expenses
Interest expense, net of amounts capitalized	(60)	(181)	(145)	(400)
Total other expense	(60)	(181)	(145)	(400)

Income before income taxes	8,885	7,867	15,959	14,119
Provision for income taxes	(3,190)	(2,768)	(5,689)	(4,977)
Net income	$5,695	$5,099	$10,270	$9,142

Earnings per share of common stock
Net income
Basic	$0.33	$0.30	$0.60	$0.54
Diluted	$0.32	$0.29	$0.58	$0.53

Weighted average number of common shares and potential common shares outstanding
Basic	17,259	16,894	17,235	16,858
Diluted	17,579	17,302	17,560	17,250

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,296	$21,164
Receivables, net	3,803	3,729
Income taxes receivable	1,839	611
Inventories	2,898	2,881
Prepaid expenses	3,769	3,402
Total current assets	31,605	31,787
Property and equipment
Land	29,549	29,549
Land improvements	6,701	6,701
Buildings	152,246	150,966
Buildings improvements	24,503	23,255
Furniture and equipment	134,063	134,704
Construction in progress	46,249	37,424
Leasehold improvements	1,347	1,347
	394,658	383,946
Less accumulated depreciation and amortization	(184,266)	(180,792)
Net property and equipment	210,392	203,154
Other assets
Goodwill	25,111	25,111
Intangible assets, net	5,617	6,200
Deferred income taxes	7,415	7,415
Other assets, net	1,027	1,179
Total other assets	39,170	39,905
Total assets	$281,167	$274,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$40,900
Accounts payable	8,002	6,747
Construction accounts payable	1,406	1,407
Accrued expenses	20,591	21,873
Total current liabilities	29,999	70,927
Long-term debt	35,000	—
Total liabilities	64,999	70,927
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 17,316,338 outstanding at June 30, 2016; 17,202,699 outstanding at December 31, 2015	191	191
Additional paid - in capital	22,630	22,728
Treasury stock, 1,779,962 shares at June 30, 2016; 1,893,601 shares at December 31, 2015	(24,327)	(26,404)
Retained earnings	217,674	207,404
Total stockholders’ equity	216,168	203,919
Total liabilities and stockholders’ equity	$281,167	$274,846

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$10,270	$9,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,490	8,239
Amortization of deferred loan costs	153	152
Stock-based compensation	550	620
Excess tax benefit from stock-based compensation	(285)	(275)
Provision for bad debts	26	35
Loss (gain) on disposition of assets	663	(20)
Changes in operating assets and liabilities:
Receivables	(100)	(83)
Inventories	(17)	258
Prepaid expenses	(367)	(43)
Accounts payable	1,255	(1,499)
Accrued expenses	(1,282)	(830)
Income taxes	(1,228)	(798)
Net cash provided by operating activities	17,128	14,898

Cash flows from investing activities:
Proceeds from sale of assets	20	23
Change in construction payable	(1)	442
Acquisition of property and equipment	(14,828)	(15,202)
Net cash used in investing activities	(14,809)	(14,737)

Cash flows from financing activities:
Net exercise of stock options	1,428	1,929
Excess tax benefit from stock-based compensation	285	275
Principal payments on long-term debt	(5,900)	(4,100)
Net cash used in financing activities	(4,187)	(1,896)

Net decrease in cash	(1,868)	(1,735)
Cash and cash equivalents at beginning of period	21,164	21,583
Cash and cash equivalents at end of period	$19,296	$19,848

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	—	$247
Cash paid for income taxes	$6,650	$5,500

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Change in Accounting Estimate of Depreciable Life of Monarch Casino Black Hawk Parking Structure:

In December 2013, the Company began construction of a new parking facility at Monarch Casino Black Hawk. Upon completion of that new structure, the Company plans to demolish the existing parking structure. At December 31, 2013, the existing parking structure had a net book value of approximately $4.8 million and a remaining depreciable life of approximately 37 years. The new parking facility was estimated to be completed on March 31, 2015. In accordance with ASC 250-10-45-17, effective January 1, 2014, the Company modified the estimated depreciable life of the existing parking structure to 15 months; the period from January 1, 2014 through the estimated demolition commencement date of March 31, 2015. As a result of this modification to the estimated depreciable life, depreciation expense of the existing parking structure increased by approximately $0.3 million per month (approximately $0.2 million net of tax). In July 2014, because of a delayed construction schedule, the Company revised the new parking facility completion date to December 31, 2015. At this time, the existing parking structure had a net book value of approximately $2.9 million. The Company modified the estimated depreciable life of the existing parking structure to 18 months; the period from July 1, 2014 through the revised estimated demolition commencement date of December 31, 2015. In October 2015, the general contractor notified the Company that further delay was expected and completion was then expected in the second quarter of 2016 at which time demolition of the existing structure would commence. At September 30, 2015, the existing parking structure had a net book value of approximately $0.4 million. Beginning in October 2015, the Company reduced the monthly depreciation expense to $0.04 million to reflect the revised depreciable life of the existing parking structure. The existing parking structure is fully depreciated as of June 30, 2016. The existing parking structure will be demolished following the opening of the new parking facility, which is expected to be completed in the third quarter of 2016. The depreciation expense was not adjusted to reflect the latest delay due to the insignificance of the effect the delay has on the depreciation expense.

For the three months ended June 30, 2016, the effect of the changes in estimate was an increase of depreciation expense by $133 thousand, a decrease of net income by $87 thousand and a decrease of basic and diluted earnings per share by less than a $0.01. For the six months ended June 30, 2016, the effect of the changes in estimate was an increase of depreciation expense by $266 thousand, a decrease of net income by $173 thousand and a decrease of basic and diluted earnings per share by approximately $0.01. For the three months ended June 30, 2015, the effect of the changes in estimate was an increase of depreciation expense by $489 thousand, a decrease of net income by $316 thousand and a decrease of basic and diluted earnings per share by $0.02. For the six months ended June 30, 2015, the effect of the changes in estimate was an increase of depreciation expense by $1,004 thousand, a decrease of net income by $650 thousand and a decrease of basic and diluted earnings per share by $0.04.

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

Subsequent Event:

On July 20, 2016, the Company entered into an amended and restated credit facility agreement, under which the former $100 million credit facility was increased to $250 million and the maturity date of the credit facility was extended from November 15, 2016 to July 20, 2021. The Company may use borrowings from the amended credit facility to pay for costs related to the expansion project at Monarch Casino Black Hawk, and for working capital needs, general corporate purposes, and ongoing capital expenditure requirements. For additional information, see Note 6 — Long Term Debt.

NOTE 2. STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the authoritative guidance requiring the compensation cost relating to stock-based payment transactions to be recognized in the Company’s consolidated statements of income.

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Casino	$30	$18	$51	$34
Food and beverage	26	18	51	42
Hotel	11	3	22	6
Selling, general and administrative	356	290	426	538
Total stock-based compensation, before taxes	423	329	550	620
Tax benefit	(148)	(115)	(193)	(217)
Total stock-based compensation, net of tax	$275	$214	$357	$403

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

	Three months ended June 30,
	2016		2015
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	17,259	$0.33	16,894	$0.30
Effect of dilutive stock options	320	(0.01)	408	(0.01)
Diluted	17,579	$0.32	17,302	$0.29

	Six months ended June 30,
	2016		2015
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	17,235	$0.60	16,858	$0.54
Effect of dilutive stock options	325	(0.02)	392	(0.01)
Diluted	17,560	$0.58	17,250	$0.53

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three and six months ended June 30, 2016, options for 942 thousand and 981 thousand shares, respectively, were excluded from the computation. For the three and six months ended June 30, 2015, 610 thousand and 655 thousand shares were excluded from the computation.

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

In August 2014, FASB issued an accounting standard update that requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity’s ability to continue as a going concern exist when relevant conditions and events, consolidated and aggregated, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statement are issued. Currently, there is no guidance in U.S. GAAP for management’s responsibility to perform an evaluation. Under the update, management’s evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted. The Company will adopt this standard effective December 31, 2016. The adoption of this standard is not expected to have a material impact on our Consolidated Financial Statements.

In April 2015, FASB issued an accounting standards update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, FASB issued an accounting standards update which clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to the additional guidance, line-of-credit arrangements will continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement. The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this standard effective January 1, 2016. Because the credit facility is a line-of-credit arrangement, the adoption of this standard does not have any impact on our Consolidated Financial Statements.

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

In February 2016, the FASB issued an accounting standards update which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off- balance sheet financing. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact the adoption of this standard will have on its Consolidated Financial Statements.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road, entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”) consisting of an approximate 46,000 square-foot commercial building on approximately 4.15 acres of land adjacent to the Atlantis (the “Leased Property”). We have demolished the commercial building on the Leased Property and have converted the now vacant land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five year anniversary. In addition, we are responsible for payment of property taxes, utilities and maintenance expenses related to the Leased Property. We have an option to renew the Parking Lot Lease for an additional 10-year term. If we elect not to exercise its renewal option, we will be obligated to pay BLI $1.6 million. For the three and six months ended June 30, 2016, the Company paid $174 thousand and $348 thousand in rent, plus $26 thousand and $36 thousand for operating expenses related to this lease, respectively.

In addition, we share a driveway with and lease approximately 37,000 square-feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15 year term in the existing Driveway Lease Agreement. At the end of the renewal terms, we have the option to purchase the leased driveway section of the Shopping Center. As of June 30, 2016, the annual rent is $377 thousand. For the three month periods ended June 30, 2016 and 2015, the Company paid $94 thousand in rent, plus $16 thousand and $25 thousand in operating expenses related to this lease, respectively. For the six month periods ended June 30, 2016 and 2015, the Company paid $188 thousand in rent, plus $25 thousand and $53 thousand in expenses related to this lease, respectively.

We occasionally lease billboard advertising, storage space and parking lot space from affiliates controlled by Farahi Family Stockholders and paid $29 thousand and $27 thousand for the three month periods ended June 30, 2016 and 2015, respectively, and $58 thousand and $71 thousand for the six month periods ended June 30, 2016 and 2015, respectively.

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

In addition to other customary covenants for a facility of this nature, as of June 30, 2016, we are required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 2.0:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1. As of June 30, 2016, the Company’s leverage ratio and fixed charge coverage ratios were 0.7:1 and 41.8:1, respectively.

We may prepay borrowings under the Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid may be borrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

The Credit Facility is structured to reduce the maximum principal available by $1.5 million each quarter beginning June 30, 2013. The Credit Facility also allows us to permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and a multiple of $50,000. During the second quarter of 2015, we exercised this option and permanently reduced the amount available under the Credit Facility by $20 million and, in the fourth quarter of 2015, by an additional $15 million. As of June 30, 2016, the maximum principal available under the Credit Facility is $45.5 million.

At June 30, 2016, our leverage ratio was such that pricing for borrowings under the Credit Facility was LIBOR plus 1.25%. At June 30, 2016, the one-month LIBOR interest rate was 0.47%. The carrying value of the debt outstanding under the Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

On July 20, 2016, we entered into an amended and restated credit facility agreement (the “Amended Credit Facility”), under which our available borrowing capacity was increased to $250 million and the maturity date was extended from November 15, 2016 to July 20, 2021. Upon execution of the Amended Credit Facility, the entire amount outstanding under the Credit Facility of $35.0 million as of June 30, 2016 has been reclassified as a long-term liability in the Consolidated Balance Sheets.

The total revolving loan commitment under the Amended Credit Facility will be reduced to $50 million in the first full quarter after completion of the expansion project at the Monarch Casino Black Hawk and all then outstanding revolving loans up to $200 million under the Amended Credit Facility will be converted to a term loan at such time. We may be required to prepay borrowings under the Amended Credit Facility using excess cash flows depending on our leverage ratio no later than December 31, 2019. The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.50%. The applicable margins will vary depending on our leverage ratio. Except as described above, the material terms of the Credit Facility generally remain unchanged.

We believe that our existing cash balances, cash flow from operations and borrowings available under the Amended Credit Facility will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure plans over the next twelve months; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

NOTE 7. TAXES

For each of the six months ended June 30, 2016 and 2015, the Company’s effective tax rate was 35.6% and 35.3%, respectively.

The Company early adopted ASU No. 2015-17 at December 31, 2015, which simplifies presentation of the deferred tax assets and liabilities by allowing all such balances to be treated as noncurrent.

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

Monarch Casino & Resort, Inc. ( “Monarch” or “Company”), through its direct and indirect wholly-owned subsidiaries, Golden Road Motor Inn, Inc., Monarch Growth Inc. (“Monarch Growth”), Monarch Black Hawk, Inc. (“Monarch Black Hawk”), High Desert Sunshine, Inc., Golden North, Inc., Golden East, Inc., Chicago Dogs Eatery, Inc. and Monarch Promotional Association, owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”), the Monarch Casino Black Hawk in Black Hawk, Colorado, and certain real estate proximate to the Atlantis and Monarch Casino Black Hawk.

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

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis: Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and hotel operations. During the recessionary periods of 2008 and 2009 and after, we expanded and upgraded the facility. With quality gaming, hotel and dining products, we believe the Atlantis is well positioned to benefit from future macro and local economic growth. Several national businesses have announced plans to expand or relocate operations to Northern Nevada. While such economic activity could ultimately drive additional revenue and profit at Atlantis, we are experiencing the more immediate effect of increased labor costs which, combined with continued aggressive marketing programs by our competitors, have applied upward pressure on Atlantis operating costs.

Monarch Casino Black Hawk:  Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and laying the groundwork for the major expansion that we plan. There is currently no hotel on the property. In October 2012, we began a project to redesign and upgrade the existing Monarch Casino Black Hawk facility. In September 2013, we opened a new buffet, which was an important step in our ongoing process of redesigning and upgrading the existing Monarch Casino Black Hawk facility. In December 2013, we began a project to remodel and upgrade the casino. To minimize disruption, we staged the work in three equal phases. The first phase was completed and opened in August 2014. The second phase was completed and opened in March 2015 and the final phase was completed and opened in August 2015. In the fourth quarter of 2013, we began work on a multi-phased expansion of the Monarch Casino Black Hawk, which involves construction of a new parking structure, demolition of the existing parking structure and followed by construction of a new hotel tower and casino expansion on the site where the existing parking structure currently sits (see “Master Planned Expansion of the Monarch Casino Black Hawk”). The planned nine-story parking structure will increase total parking on site from approximately 500 spaces to approximately 1,500 spaces. Once completed, the Monarch Casino Black Hawk expansion will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars, a new parking structure and associated support facilities. We currently expect completion of the entire expansion in the first quarter of 2019.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Capital expenditures for the each of the six-month periods ended June 30, 2016 and 2015 totaled approximately $14.8 million. During the six month period ended June 30, 2016, our capital expenditures related primarily to the major redesign and upgrade of the Toucan Charlie’s Buffet, improvements to new additional parking spaces at Atlantis, continued work on the new garage structure at Monarch Casino Black Hawk as well as acquisition of gaming equipment to upgrade and replace existing equipment in the Atlantis and Monarch Casino Black Hawk. During the six month period ended June 30, 2015, our capital expenditures related primarily to the redesign and upgrade of the Monarch Casino Black Hawk facility as well as acquisition of gaming equipment to upgrade and replace existing equipment in the Atlantis and the Monarch Casino Black Hawk.

Master Planned Expansion of the Monarch Black Hawk

The Company has a master plan to expand and convert the Monarch Casino Black Hawk into a full-scale casino resort (the “Black Hawk Expansion Plan”).

In October 2012, we began an extensive redesign and upgrade of the existing facility at Monarch Casino Black Hawk. We have upgraded the property’s food and beverage operations (including an all-new buffet) and completed the redesign and upgrade of the existing casino floor. Our plans also call for the exterior of the existing facility to be refinished to match the master planned expansion which is expected to cost approximately $16-$18 million and is expected to be funded primarily from operating cash flow.

We have also begun work on the Black Hawk Expansion Plan. The excavation and foundation work for the facility’s new parking structure has been completed and construction of the new parking structure is well underway. The new 9-story parking structure will increase on-site parking from approximately 500 spaces to approximately 1,500 spaces. Construction of the new parking structure began in the first quarter of 2015 and construction is anticipated to be completed in the third quarter of 2016. Upon completion of the new parking structure, the existing parking structure will be razed to make room for the new hotel tower and casino expansion. The remaining cost of the parking structure-related work is expected to be approximately $3-$6 million, which we expect to fund primarily from operating cash flow and, to a lesser extent, from our Amended Credit Facility.

We expect to begin construction of the new hotel tower and casino expansion during the first quarter of 2017. The new 23-story tower will nearly double the existing casino space and will include approximately 500 hotel rooms, an upscale spa and pool facility, three additional restaurants and additional bars. Tower floors will be opened as they are finished beginning with the casino expansion and additional restaurants. We currently expect completion of the entire tower in the first quarter of 2019 at a total cost of approximately $229-$234 million. The cost is expected to be financed through a combination of operating cash flow and funds from the $250-million Amended Credit Facility, which the Company secured on July 20, 2016.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2016 and 2015

For the three months ended June 30, 2016, our net income totaled $5.7 million, or $0.32 per diluted share, compared to net income of $5.1 million, or $0.29 per diluted share for the same period in 2015, reflecting an 11.7% increase in net income and a 10.3% increase in diluted earnings per share. Net revenues totaled $54.6 million in the second quarter of 2016, an increase of $4.6 million compared to the second quarter of 2015. Income from operations for the three months ended June 30, 2016 totaled $8.9 million compared to $8.0 million for the same period in 2015.

Casino revenue increased 8.9% in the second quarter of 2016 compared to the second quarter of 2015. Casino operating expense as a percentage of casino revenue decreased from 42.1% in the second quarter of 2015 to 41.5% in the same quarter of 2016 primarily as a result of the increase in casino revenue combined with operating cost efficiencies.

Food and beverage revenue for the second quarter of 2016 increased 11.2% over the second quarter of 2015, due to a 6.7% increase in average revenue per cover and a 4.2% increase in covers. Food and beverage operating expense as a percentage of food and beverage revenue increased in the second quarter of 2016 to 41.2% compared to 39.5% for the same period in 2015 primarily as a result of higher salaries and wages expense.

Hotel revenue increased 3.5% due to a higher average daily room rate (“ADR”) of $82.93 in the second quarter of 2016 compared to $79.45 in the second quarter of 2015 offset by a slightly lower hotel occupancy of 89.2% during the second quarter of 2016 compared to 90.3% during the second quarter of 2015. Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available, was $80.47 and $77.73 for the three months ended June 30, 2016 and 2015, respectively. Hotel operating expense as a percentage of hotel revenue increased to 30.9% in the second quarter of 2016 as compared to 28.8% for the comparable prior year period primarily due to higher salaries and wages expense.

Other revenue increased 6.0% in the second quarter of 2016 compared to the second quarter of 2015 driven primarily by increased arcade, spa and retail revenue.

Promotional allowances as a percentage of gross revenues decreased to 17.8% during the second quarter of 2016 compared to 18.0% in the comparable 2015 quarter. This decrease was primarily due to higher revenues.

Selling, General and Administrative (“SG&A”) expense increased to $14.5 million in the second quarter of 2016 from $13.3 million in the second quarter of 2015 primarily due to higher salaries, wages and benefits expenses, higher rental expenses from the parking lot lease at Atlantis (see Note 5 “Related Party Transactions”) and higher marketing expenses. As a percentage of net revenue, SG&A expense was flat at 26.6%.

Depreciation and amortization expense decreased to $3.8 million for the three months ended June 30, 2016 as compared to $4.1 million for the three months ended June 30, 2015 primarily as a result of a decrease in monthly depreciation expense of the existing parking structure following the revision in the expected date of early removal of the parking structure from service in relation to the Monarch Black Hawk expansion project.

Interest expense, net of amounts capitalized decreased to $60 thousand in the second quarter of 2016 from $181 thousand in the second quarter of 2015 as a result of lower average outstanding borrowings in the second quarter of 2016 compared to the second quarter of 2015.

In the second quarter of 2016, the Company completed the hotel towers’ doors replacement capital project at the Atlantis and as a result, the Company wrote off the remaining net book value of the existing doors, incurring a $0.6 million loss on the disposal.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2016 and 2015

For the six months ended June 30, 2016, our net income totaled $10.3 million, or $0.58 per diluted share, compared to net income of $9.1 million, or $0.53 per diluted share, for the same period in 2015, reflecting a 12.3% increase in net income and 9.4% increase in diluted earnings per share. Net revenues totaled $104.3 million in the six month period of 2016, reflecting an increase of $7.1 million, or 7.3%, compared to the same period in 2015. Income from operations for the six months ended June 30, 2016 totaled $16.1 million compared to $14.5 million for the same period in 2015, representing an increase of $1.6 million or 10.9%.

Casino revenue increased 7.6% in the first six months of 2016 compared to the first six months of 2015. Casino operating expense as a percentage of casino revenue decreased to 42.5% in the first six months of 2016, compared to 42.9% in the first six months of 2015 due to higher casino revenue.

Food and beverage revenue for the first six months of 2016 increased 7.0% over the first six months of 2015, due to a 4.7% increase in average revenue per cover and 2.2% increase in covers despite Toucan Charlie’s Buffet at Atlantis being closed for 70 days during the first quarter of 2016 for a major redesign and upgrade. The average revenue per cover increased primarily as a result of price increases at the Toucan Charlie’s Buffet relative to the improved quality and increased menu item offerings. Food and beverage operating expense as a percentage of food and beverage revenue increased in the first six months of 2016 to 42.1% compared to 39.7% for the prior year same period. This increase was primarily the result of the repair and maintenance expenses related to the Atlantis buffet redesign and upgrade and an increase in salaries and wages expense.

Hotel revenue increased 5.4% due to an increase in ADR to $78.58 in the first six months of 2016 from $74.58 in the first six months of 2015, partially offset by slightly lower occupancy of 86.0% during the first six months of 2016 compared to 86.9% during the first six months of 2015. REVPAR was $74.26 and $70.84 for the six months ended June 30, 2016 and 2015, respectively. Hotel operating expense as a percentage of hotel revenue increased to 31.2% in the first six months of 2016 as compared to 30.2% for the comparable prior year period due to higher payroll and related expenses.

Other revenue increased 4.4% in the first six months of 2016 compared to the first six months of 2015 driven primarily by increased arcade, spa and retail revenues.

Promotional allowances as a percentage of gross revenues decreased to 18.1% during the first six months of 2016 compared to 18.3% in the comparable 2015 period primarily as a result of the increase in gross revenues.

SG&A expense increased by $1.8 million to $27.7 million in the first six months of 2016 primarily due to: (i) a $1.1 million increase in salaries and wages expense; (ii) a $0.3 million increase in rental expense from the parking lot lease at Atlantis (see Note 5. “Related Party Transactions”); (iii) $0.2 million higher repair and maintenance expense, and (iv) a $0.2 million increase in marketing expense. As a percentage of net revenue, SG&A expense slightly decreased to 26.5% in the first six months of 2016 from 26.6% in the first six months of 2015.

Depreciation and amortization expense decreased to $7.5 million for the six months ended June 30, 2016 as compared to $8.2 million for the six months ended June 30, 2015 primarily as a result of a decrease in monthly depreciation expense of the Monarch Casino Black Hawk parking structure following the revision in the expected date of early removal of the parking structure from service in relation to the Monarch Black Hawk expansion project.

Interest expense, net of amounts capitalized decreased to $145 thousand in the first six months of 2016 from $400 thousand in the first six months of 2015 primarily as a result of lower average outstanding borrowings.

Liquidity and Capital Resources

For the six months ended June 30, 2016, net cash provided by operating activities totaled $17.1 million, an increase of $2.2 million or 15.0% compared to the same period in the prior year. This increase was primarily the result of $1.2 million in cash provided by the change in working capital, a $1.1 million increase in net income and $0.6 million loss on disposal of assets, partially offset by a $0.7 million decrease in depreciation expense.

Net cash used in investing activities totaled $14.8 million and $14.7 million in the six months ended June 30, 2016 and 2015, respectively. Net cash used in investing activities during the first six months of 2016 consisted primarily of cash used for the new garage building at Monarch Casino Black Hawk, the redesign and upgrade of Toucan Charlie’s Buffet at the Atlantis, improvements to new additional parking spaces at Atlantis, and for acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first six months of 2015 consisted primarily of cash used for the ongoing redesign and upgrade work at Monarch Casino Black Hawk, and acquisition of gaming and other equipment at both properties.

Net cash used in financing activities during the first six months of 2016 was $4.2 million and represents $5.9 million payments made on the Credit Facility offset by $1.7 million proceeds from stock options exercises, including excess tax benefit from exercise of stock options. Net cash used in financing activities during the first six months of 2015 was $1.9 million and represented $4.1 million in payments made on the Credit Facility offset by $2.2 million in proceeds from exercise of stock options, including excess tax benefit from options exercised.

As of June 30, 2016, we had $45.5 million maximum principal available under the Credit Facility, of which $35.0 million was drawn. The proceeds from the Credit Facility were utilized to finance the acquisition of Monarch Casino Black Hawk and the availability under the Credit Facility may also be used for working capital needs, general corporate purposes and for ongoing capital expenditure requirements. We had $10.5 million remaining available credit on the Credit Facility as of June 30, 2016.

The maximum principal available under the Credit Facility is reduced by $1.5 million per quarter beginning June 1, 2013. We may permanently reduce the maximum principal available at any time so long as the amount of such reduction is at least $0.5 million and in multiples of $50,000. During the second quarter of 2015, we permanently reduced the amount available under the Credit Facility by $20 million and by an additional $15 million in the fourth quarter of 2015.

The Credit Facility contains covenants customary for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments. Management does not consider the covenants to restrict normal functioning of day-to-day operations. See Part I — Financial Information, Item 1 — Financial Statements, Note 6 “Long-Term Debt”.

We may prepay borrowings under the Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid may be borrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

On July 20, 2016, we entered into an amended and restated credit facility agreement (the “Amended Credit Facility”), under which our available borrowing capacity was increased to $250 million and the maturity date was extended from November 15, 2016 to July 20, 2021 (See Part I — Financial Information, Item 1 — Financial Statements, Note 1 - “Summary of Significant Accounting Policies - Subsequent Event and Note 6 — “Long Term Debt”). Upon execution of the Amended Credit Facility, the entire amount outstanding under the Credit Facility of $35.0 million as of June 30, 2016 has been reclassified as a long-term liability in the Consolidated Balance Sheets.

We believe that our existing cash balances, cash flow from operations and borrowings available under the Amended Credit Facility will provide us with sufficient resources to fund our operations, meet our debt obligations, and fulfill our capital expenditure plans over the next twelve months; however, our operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

OFF BALANCE SHEET ARRANGEMENTS

A driveway (the “Driveway Project”) was completed and opened on September 30, 2004, that is being shared between the Atlantis and a shopping center directly adjacent to the Atlantis (the “Shopping Center”). The Shopping Center is controlled by the Biggest Little Investments, L.P. (“BLI”).

John Farahi and Bob Farahi, Co-Chairmen of the Board and executive officers of the Company, and Ben Farahi are the three largest stockholders of Monarch and each also beneficially owns limited partnership interests in BLI. Maxum LLC is the sole general partner of BLI, and Ben Farahi is the sole managing member of Maxum LLC. Neither John Farahi nor Bob Farahi has any management or operational control over BLI or the Shopping Center. Until May 2006, Ben Farahi formerly held positions of Co-Chairman of the Board, Secretary, Treasurer and Chief Financial Officer of the Company.

As part of the Driveway Project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to a cost of living increase on each five year anniversary of the driveway lease. As of June 30, 2016, the annual rent is $377 thousand. In August 2015, we exercised our option to extend the lease for three individual five-year terms in addition to the 15 year initial term. At the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million. We were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the 15-year expected economic useful life of the asset; some components of the new driveway were depreciated over a shorter period of time. We paid approximately $94 thousand and $188 thousand in lease payments for the leased driveway space at the Shopping Center during the three-month and six-month periods ended June 30, 2016, respectively.

In response to customer demand for more convenient surface parking at the Atlantis, and after detailed analysis, on August 28, 2015, the Company, through its subsidiary Golden Road, entered into a 20-year lease (the “Parking Lot Lease”) with BLI with respect to a portion of the Shopping Center. This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. We have demolished the commercial building at the Shopping Center and have completed improvements to convert vacant land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand, commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five year anniversary. We have an option to renew the Parking Lot Lease for an additional 10-year term. If we elect not to exercise the renewal option, we will be obligated to pay BLI $1.6 million. During the three-month and six-month periods ended June 30, 2016, we paid approximately $174 thousand and $348 thousand in parking lot rent payments, respectively.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of June 30, 2016 and the next five years and thereafter are as follows (in millions):

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years
Operating Leases (2)	$22.2	$1.1	$2.2	$1.5	$17.4
Purchase Obligations (3)	11.5	8.0	1.8	1.7	—
Construction Contracts (4)	5.1	5.1	—	—	—
Borrowings Under Credit Facility (5)	35.0	—	—	—	35.0
Total Contractual Cash Obligations	$73.8	$14.2	$4.0	$3.2	$52.4

(1) Because interest payments under our Credit Facility are subject to factors that, in our judgment, fluctuate materially, the amount of future interest payments is not presently determinable. These factors include: (i) future short-term interest rates; (ii) our future leverage ratio which varies with Adjusted EBITDA and our borrowing levels; and (iii) the rate with which we deploy capital and other spending which in turn impacts the level of future borrowings. The interest rate under our Credit Facility is LIBOR, or a base rate (as defined in the Credit Facility), plus an interest rate margin ranging from 1.25% to 2.50% depending on our leverage ratio. The interest rate is adjusted quarterly based on our leverage ratio, which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter. Based on our leverage ratio, at June 30, 2016, pricing was LIBOR plus 1.25% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At June 30, 2016, the one-month LIBOR rate was 0.47%.

(2) Operating leases include the leased driveway pursuant to the Driveway Project and the Parking Lot Lease.

(3) Purchase obligations represent approximately $4.7 million of commitments related to capital projects and approximately $6.8 million of materials and supplies used in the normal operation of our business. Of the total purchase order and construction commitments, approximately $11.5 million are cancelable by us upon providing a 30-day notice.

(4) Construction contracts obligations represent commitments related to expansion projects in Monarch Casino Black Hawk. The $5.1 million commitment at the end of first quarter of 2016 relates to the construction of the new parking garage structure.

(5) The amount represents outstanding draws against the Credit Facility as of June 30, 2016.

As described in the “CAPITAL SPENDING AND DEVELOPMENT” section above, we have begun commencement of the Black Hawk Expansion Plan, which started in the fourth quarter of 2013. While we have disclosed the estimated cost of that expansion, we have not entered into contracts for substantial portions of the work. For this reason, we have included in the table above only the amounts for which we have contractual commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market conditions and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of June 30, 2016 that are subject to market risk. As of June 30, 2016, we had $35.0 million of outstanding principal balance under our Credit Facility that was subject to credit risk. A 1% increase in the interest rate on the balance outstanding under the Credit Facility at June 30, 2016 would result in a change in our annual interest cost of approximately $0.4 million.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: August 8, 2016	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)