Form 10-Q
period 2016-09-30
MONARCH CASINO & RESORT INC
filed 2016-11-08
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	17,368,559 shares
Class	Outstanding at October 28, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Casino	$43,882	$41,394	$125,613	$117,384
Food and beverage	15,621	14,725	44,581	41,803
Hotel	6,901	6,646	18,038	17,211
Other	2,891	2,723	8,390	7,991
Gross revenues	69,295	65,488	196,622	184,389
Less promotional allowances	(12,186)	(11,912)	(35,186)	(33,629)
Net revenues	57,109	53,576	161,436	150,760

Operating expenses
Casino	17,684	16,913	52,449	49,477
Food and beverage	6,152	5,772	18,343	16,515
Hotel	1,958	1,674	5,438	4,869
Other	975	901	2,922	2,949
Selling, general and administrative	14,439	14,349	42,126	40,245
Depreciation and amortization	3,644	3,918	11,134	12,157
Loss (gain) on disposition of assets	5	—	668	(20)
Total operating expenses	44,857	43,527	133,080	126,192
Income from operations	12,252	10,049	28,356	24,568

Other expenses
Interest expense, net of amounts capitalized	(130)	(137)	(275)	(537)
Total other expense	(130)	(137)	(275)	(537)

Income before income taxes	12,122	9,912	28,081	24,031
Provision for income taxes	(4,288)	(3,518)	(9,977)	(8,495)
Net income	$7,834	$6,394	$18,104	$15,536

Earnings per share of common stock
Net income
Basic	$0.45	$0.38	$1.05	$0.92
Diluted	$0.45	$0.37	$1.03	$0.90

Weighted average number of common shares and potential common shares outstanding
Basic	17,338	16,979	17,270	16,898
Diluted	17,720	17,343	17,603	17,281

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,454	$21,164
Receivables, net	4,618	3,729
Income taxes receivable	517	611
Inventories	2,807	2,881
Prepaid expenses	4,281	3,402
Total current assets	31,677	31,787
Property and equipment
Land	29,549	29,549
Land improvements	6,701	6,701
Buildings	152,284	150,966
Buildings improvements	24,503	23,255
Furniture and equipment	133,395	134,704
Construction in progress	50,210	37,424
Leasehold improvements	1,347	1,347
	397,989	383,946
Less accumulated depreciation and amortization	(186,132)	(180,792)
Net property and equipment	211,857	203,154
Other assets
Goodwill	25,111	25,111
Intangible assets, net	5,326	6,200
Deferred income taxes	7,415	7,415
Other assets, net	3,490	1,179
Total other assets	41,342	39,905
Total assets	$284,876	$274,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$40,900
Accounts payable	7,358	6,747
Construction accounts payable	1,213	1,407
Accrued expenses	21,298	21,873
Total current liabilities	29,869	70,927
Long-term debt	29,900	—
Total liabilities	59,769	70,927

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 17,363,164 outstanding at September 30, 2016; 17,202,699 outstanding at December 31, 2015	191	191
Additional paid-in capital	22,965	22,728
Treasury stock, 1,733,136 shares at September 30, 2016; 1,893,601 shares at December 31, 2015	(23,557)	(26,404)
Retained earnings	225,508	207,404
Total stockholders’ equity	225,107	203,919
Total liabilities and stockholders’ equity	$284,876	$274,846

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$18,104	$15,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,134	12,157
Amortization of deferred loan costs	275	229
Stock-based compensation	983	938
Excess tax benefit from stock-based compensation	(425)	(286)
Provision for bad debts	92	80
Loss (gain) on disposition of assets	668	(20)
Changes in operating assets and liabilities:
Receivables	(981)	(703)
Inventories	74	158
Prepaid expenses	(879)	(684)
Accounts payable	611	201
Accrued expenses	(575)	665
Income taxes	94	160
Net cash provided by operating activities	29,175	28,431

Cash flows from investing activities:
Proceeds from sale of assets	16	23
Change in construction payable	(194)	1,903
Acquisition of property and equipment	(19,646)	(26,575)
Net cash used in investing activities	(19,824)	(24,649)

Cash flows from financing activities:
Net exercise of stock options	2,100	1,986
Excess tax benefit from stock-based compensation	425	286
Loan issuance cost	(2,586)	—
Principal payments on long-term debt	(11,000)	(8,400)
Net cash used in financing activities	(11,061)	(6,128)

Net decrease in cash	(1,710)	(2,346)
Cash and cash equivalents at beginning of period	21,164	21,583
Cash and cash equivalents at end of period	$19,454	$19,237

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$—	$308
Cash paid for income taxes	$9,475	$8,050

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Monarch Casino & Resort, Inc. was incorporated in 1993 and, through its wholly owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”). Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”), Golden East, Inc. (“Golden East”) and Golden North, Inc. (“Golden North”), each own separate parcels of land located proximate to the Atlantis.

Monarch’s wholly owned subsidiary, Monarch Growth Inc. (“Monarch Growth”), formed in 2011, acquired Riviera Black Hawk, Inc., owner of the Riviera Black Hawk Casino, on April 26, 2012. Riviera Black Hawk, Inc. was renamed Monarch Black Hawk, Inc. and Riviera Black Hawk Casino was renamed Monarch Casino Black Hawk in October 2013. Monarch Growth also owns a parcel of land in Black Hawk, Colorado contiguous to the Monarch Casino Black Hawk. In addition to owning the Monarch Casino Black Hawk, Monarch Black Hawk, Inc. wholly owns Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to extended licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

The accompanying unaudited condensed consolidated financial statements include the accounts of Monarch and its subsidiaries (the “Consolidated Financial Statements”). Intercompany balances and transactions are eliminated.

Unless otherwise indicated, “Monarch,” the “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements of the Company at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. Additionally, the carrying value of our debt approximates fair value due to the variable nature of applicable interest rates and relatively short-term maturity.

Debt Issuance Costs:

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related debt agreement.  Loan issuance costs are included in “Other assets, net” on the Company’s condensed consolidated balance sheets.  As of September 30, 2016 loan issuance costs, net of amortization, was $2,582 thousand.

Change in Accounting Estimate of Depreciable Life of Monarch Casino Black Hawk Parking Structure:

In December 2013, the Company began construction of a new parking facility at Monarch Casino Black Hawk. Upon completion of that new structure, the Company plans to demolish the existing parking structure. At December 31, 2013, the existing parking structure had a net book value of approximately $4.8 million and a remaining depreciable life of approximately 37 years. The new parking facility was estimated to be completed on March 31, 2015. In accordance with Financial Accounting Standards Board (“FASB”) accounting standards codification (“ASC”) 250-10-45-17, effective January 1, 2014, the Company modified the estimated depreciable life of the existing parking structure to 15 months; the period from January 1, 2014 through the estimated demolition commencement date of March 31, 2015. As a result of this modification to the estimated depreciable life, depreciation expense of the existing parking structure increased by approximately $0.3 million per month (approximately $0.2 million net of tax). In July 2014, because of a delayed construction schedule, the Company revised the new parking facility completion date to December 31, 2015. At this time, the existing parking structure had a net book value of approximately $2.9 million. The Company modified the estimated depreciable life of the existing parking structure to 18 months; the period from July 1, 2014 through the revised estimated demolition commencement date of December 31, 2015. In October 2015, the general contractor notified the Company that further delay was expected and completion was then expected in the second quarter of 2016 at which time demolition of the existing structure would commence. At September 30, 2015, the existing parking structure had a net book value of approximately $0.4 million. Beginning in October 2015, the Company reduced the monthly depreciation expense to $0.04 million to reflect the revised depreciable life of the existing parking structure. The existing parking structure was fully depreciated as of June 30, 2016. The existing parking structure will be demolished following the opening of the new parking facility, which is expected to be completed in the fourth quarter of 2016. The depreciation expense was not adjusted to reflect the latest delay due to the insignificance of the effect the delay has on the depreciation expense.

For the three months ended September 30, 2016, the changes in estimate did not have an effect on depreciation expense, net income and diluted earnings per share. For the three months ended September 30, 2015, the effect of the changes in estimate was an increase of depreciation expense by $399 thousand, a decrease of net income by $259 thousand and a decrease of basic and diluted earnings per share by $0.02. For the nine months ended September 30, 2016, the effect of the changes in estimate was an increase of depreciation expense by $266 thousand, a decrease of net income by $173 thousand and a decrease of basic and diluted earnings per share by approximately $0.01. For the nine months ended September 30, 2015, the effect of the changes in estimate was an increase of depreciation expense by $1,371 thousand, a decrease of net income by $891 thousand and a decrease of basic and diluted earnings per share by $0.06.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Casino	$29	$1	$80	$35
Food and beverage	26	17	77	59
Hotel	11	4	33	10
Selling, general and administrative	367	296	793	834
Total stock-based compensation, before taxes	433	318	983	938
Tax benefit	(152)	(111)	(345)	(328)
Total stock-based compensation, net of tax	$281	$207	$638	$610

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

	Three months ended September 30,
	2016		2015
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	17,338	$0.45	16,979	$0.38
Effect of dilutive stock options	382	-	364	(0.01)
Diluted	17,720	$0.45	17,343	$0.37

	Nine months ended September 30,
	2016		2015
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	17,270	$1.05	16,898	$0.92
Effect of dilutive stock options	333	(0.02)	383	(0.02)
Diluted	17,603	$1.03	17,281	$0.90

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three and nine months ended September 30, 2016, options for 314 thousand and 885 thousand shares, respectively, were excluded from the computation. For the three and nine months ended September 30, 2015, 687 thousand and 645 thousand shares, respectively, were excluded from the computation.

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued an accounting standard update (“ASU”) that amends the FASB ASC and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. In July 2015, FASB voted to delay the effective date of the new revenue standard by one year. The new effective date is for the annual and interim periods beginning after December 15, 2017. Reporting entities may choose to adopt the standard as of the original effective date. The Company plans to adopt this standard effective January 1, 2018. The Company is currently assessing the impact the adoption of this standard will have on its Consolidated Financial Statements.

In August 2014, FASB issued an ASU that requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity’s ability to continue as a going concern exist when relevant conditions and events, consolidated and aggregated, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statement are issued. Currently, there is no guidance in U.S. GAAP for management’s responsibility to perform an evaluation. Under the update, management’s evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted. The Company will adopt this standard effective December 31, 2016. The adoption of this standard is not expected to have a material impact on our Consolidated Financial Statements.

In April 2015, FASB issued an ASU that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, FASB issued an ASU which clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to the additional guidance, line-of-credit arrangements will continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement. The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this standard effective January 1, 2016. Because our credit facility is a line-of-credit arrangement, the adoption of this standard does not have any impact on our Consolidated Financial Statements.

In July 2015, FASB issued an ASU which changes the measurement principle for inventories valued under the first-in, first-out or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined by FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The effective date for this guidance is for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of this standard will have on its Consolidated Financial Statements.

In February 2016, the FASB issued an ASU which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off- balance sheet financing. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact the adoption of this standard will have on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The effective date for this update is for the annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of this standard will have on its Consolidated Financial Statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

The shopping center adjacent to the Atlantis (the “Shopping Center”) is owned by Biggest Little Investments, L.P. (“BLI”). John Farahi and Bob Farahi, Co-Chairmen of the Board and executive officers of the Company, and Ben Farahi are the three largest stockholders (the “Farahi Family Stockholders”) of Monarch and each also beneficially own limited partnership interests in BLI. Maxum LLC is the sole general partner of BLI, and Ben Farahi is the sole managing member of Maxum LLC. Neither John Farahi nor Bob Farahi has any management or operational control over BLI or the Shopping Center. Until May 2006, Ben Farahi held the positions of Co-Chairman of the Board, Secretary, Treasurer and Chief Financial Officer of the Company.

On August 28, 2015, Monarch, through its subsidiary Golden Road, entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”) consisting of an approximate 46,000 square-foot commercial building on approximately 4.15 acres of land adjacent to the Atlantis (the “Leased Property”). We have demolished the commercial building on the Leased Property and have converted the now vacant land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five year anniversary. In addition, we are responsible for payment of property taxes, utilities and maintenance expenses related to the Leased Property. We have an option to renew the Parking Lot Lease for an additional 10-year term. If we elect not to exercise its renewal option, we will be obligated to pay BLI $1.6 million. For the three and nine months ended September 30, 2016, the Company paid $174 thousand and $522 thousand in rent, respectively, plus $13 thousand and $49 thousand for operating expenses, respectively, related to this lease.

In addition, we share a driveway with and lease approximately 37,000 square-feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15 year term in the existing Driveway Lease Agreement. At the end of the renewal terms, we have the option to purchase the leased driveway section of the Shopping Center. As of September 30, 2016, the annual rent is $377 thousand. For the three month periods ended September 30, 2016 and 2015, the Company paid $94 thousand in rent, plus $5 thousand and $23 thousand in operating expenses, respectively. For the nine month periods ended September 30, 2016 and 2015, the Company paid $282 thousand in rent, plus $30 thousand and $76 thousand in expenses related to this lease, respectively.

We occasionally lease billboard advertising, storage space and parking lot space from affiliates controlled by Farahi Family Stockholders and paid $35 thousand and $47 thousand for the three month periods ended September 30, 2016 and 2015, respectively, and $93 thousand and $118 thousand for the nine month periods ended September 30, 2016 and 2015, respectively, for such leases.

NOTE 6. LONG-TERM DEBT

On July 20, 2016, the Company entered into an amended and restated credit facility agreement (the “Amended Credit Facility”), under which our former $100 million credit facility (under which as of June 30, 2016 the borrowing capacity had been reduced to $45.5 million as a result of $19.5 million in mandatory reductions pursuant to the agreement and $35 million in voluntary reductions, as allowed by the agreement) was increased to $250.0 million, and the maturity date was extended from November 15, 2016 to July 20, 2021.

As of September 30, 2016, the Company had $29.9 million borrowed and $220.1 million remaining in available borrowings of the $250.0 million maximum principal available under the Amended Credit Facility.

The total revolving loan commitment under the Amended Credit Facility will be automatically and permanently reduced to $50 million in the first full quarter after completion of the expansion project at the Monarch Casino Black Hawk and all then outstanding revolving loans up to $200 million under the Amended Credit Facility will be converted to a term loan at such time. We may be required to prepay borrowings under the Amended Credit Facility using excess cash flows depending on our leverage ratio no later than December 31, 2019. We have an option to permanently reduce the maximum revolving available credit at any time so long as the amount of such reduction is at least $0.5 million and in multiples of $50,000.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of September 30, 2016, we are required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 3.5:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1. As of September 30, 2016, the Company’s leverage ratio and fixed charge coverage ratios were 0.6:1 and 46.4:1, respectively.

The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.50%, or the Prime Rate. The applicable margins will vary depending on our leverage ratio. Commitment fees are equal to the daily average unused revolving commitment multiplied by the commitment fee percentage, ranging from 0.175% to 0.45%, based on our leverage ratio.

At September 30, 2016, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.00%. At September 30, 2016, the one-month LIBOR interest rate was 0.53%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

We may prepay borrowings under the Amended Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid may be borrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

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

NOTE 7. TAXES

For each of the nine months ended September 30, 2016 and 2015, the Company’s effective tax rate was 35.5% and 35.4%, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

When used in this report and elsewhere by management from time to time, the words “believes,” “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business, including our expansion, construction timelines, development activities, legal proceedings and employee matters. Certain important factors, including, but not limited to, competition from other gaming operations, factors affecting our ability to compete, acquisitions of gaming properties, legalization of additional gaming operations in our markets, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Any changes in the law that would permit the establishment of gaming operations in or near Denver could materially impact Monarch Casino Black Hawk operations and could alter, delay or cause us to reconsider our master development plan to expand our Monarch Casino Black Hawk property. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our expansion, development activities, legal proceedings and employee matters, are included in our filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statement to reflect events or circumstances after the date hereof.

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

OPERATING RESULTS SUMMARY

Our operating results may be affected by, among other things, competitive factors, gaming tax increases, the commencement of new competitive gaming operations, construction at our facilities, general public sentiment regarding travel and leisure activities, including gaming, overall economic conditions and governmental policies affecting the disposable income of our patrons and weather conditions affecting our properties.

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

Monarch Casino Black Hawk:  Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and laying the groundwork for the major expansion that we plan. There is currently no hotel on the property. In October 2012, we began a project to redesign and upgrade the existing Monarch Casino Black Hawk facility. In September 2013, we opened a new buffet. In August 2015, we completed the redesign and upgrade of the existing Monarch Casino Black Hawk, bringing to the facility’s interior the same quality, ambiance and finishes of the ongoing master planned expansion that will transform Monarch Casino Black Hawk into a full-scale casino resort.  In the fourth quarter of 2013, we began work on a multi-phased expansion of the Monarch Casino Black Hawk, which we refer to herein as the “Monarch Black Hawk Expansion Plan.” The Monarch Black Hawk Expansion Plan involves construction of a new parking structure, demolition of the existing parking structure and followed by construction of a new hotel tower and casino expansion on the site where the existing parking structure currently sits (see Item 2. Capital Spending and Development – Master Planned Expansion of the Monarch Casino Black Hawk). The planned 9-story parking structure will increase total parking on site from approximately 500 spaces to approximately 1,500 spaces. Once completed, the Monarch Black Hawk Expansion Plan will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars, a new parking structure and associated support facilities. We currently expect completion of the entire expansion in the second quarter of 2019.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Capital expenditures for the nine-month periods ended September 30, 2016 and 2015 totaled approximately $19.8 million and $24.7 million, respectively. During the nine-month period ended September 30, 2016, our capital expenditures related primarily to the continued work on the new garage structure at Monarch Casino Black Hawk, the major redesign and upgrade of the Toucan Charlie’s Buffet at Atlantis, improvements to the new additional parking spaces at Atlantis, as well as acquisition of gaming equipment to upgrade and replace existing equipment at the Atlantis and the Monarch Casino Black Hawk. During the nine-month period ended September 30, 2015, our capital expenditures related primarily to the continued work on the new garage foundation and structure at Monarch Casino Black Hawk, the redesign and upgrade of the Monarch Casino Black Hawk facility, as well as acquisition of gaming equipment to upgrade and replace existing equipment at the Atlantis and the Monarch Casino Black Hawk.

Monarch Black Hawk Expansion Plan

As described above, the Company has commenced its Monarch Black Hawk Expansion Plan. In furtherance of this plan, we expect to secure a temporary certificate of occupancy for and open a new parking structure at the property in November 2016. The new 9-story parking structure will increase on-site parking from approximately 500 spaces to approximately 1,500 spaces. Upon completion of the new parking structure, the existing parking structure will be razed to make room for the new hotel tower and casino expansion. The remaining cost of the parking structure-related work is expected to be up to $3 million, which we anticipate to fund from operating cash flow.

We expect to begin construction of the new hotel tower and casino expansion during the first quarter of 2017. The new 23-story tower will nearly double the existing casino space and will include approximately 500 hotel rooms, an upscale spa and pool facility, three additional restaurants and additional bars. Tower floors will be opened as they are finished beginning with the casino expansion and additional restaurants. We currently expect completion of the entire tower in the second quarter of 2019 at a total cost of approximately $229-$234 million. The cost is expected to be financed through a combination of operating cash flow and funds from the Amended Credit Facility.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2016 and 2015

For the three months ended September 30, 2016, our net income totaled $7.8 million, or $0.45 per diluted share, compared to net income of $6.4 million, or $0.37 per diluted share for the same period in 2015, reflecting a 22.5% increase in net income and a 21.6% increase in diluted earnings per share. Net revenues totaled $57.1 million in the third quarter of 2016, an increase of $3.5 million compared to the third quarter of 2015. Income from operations for the three months ended September 30, 2016 totaled $12.3 million compared to $10.0 million for the same period in 2015.

Casino revenue increased 6.0% in the third quarter of 2016 compared to the third quarter of 2015. Casino operating expense as a percentage of casino revenue decreased from 40.9% in the third quarter of 2015 to 40.3% in the same quarter of 2016 primarily as a result of the increase in casino revenue combined with operating cost efficiencies.

Food and beverage revenue for the third quarter of 2016 increased 6.1% over the third quarter of 2015, due to a 10.6% increase in average revenue per cover partially offset by a decrease in covers by 4.1%. Food and beverage operating expense as a percentage of food and beverage revenue increased in the third quarter of 2016 to 39.4% compared to 39.2% for the same period in 2015 primarily as a result of higher salaries and wages expense.

Hotel revenue increased 3.8% due to a higher average daily room rate (“ADR”) of $84.58 in the third quarter of 2016 compared to $82.75 in the third quarter of 2015 offset by a slightly lower hotel occupancy of 97.1% during the third quarter of 2016 compared to 97.3% during the third quarter of 2015. Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available, was $91.03 and $87.67 for the three months ended September 30, 2016 and 2015, respectively. Hotel operating expense as a percentage of hotel revenue increased to 28.4% in the third quarter of 2016 as compared to 25.2% for the comparable prior year period primarily due to higher salaries and wages expense.

Other revenue increased 6.2% in the third quarter of 2016 compared to the third quarter of 2015 driven primarily by increased arcade, spa and retail revenue.

Promotional allowances as a percentage of gross revenues decreased to 17.6% during the third quarter of 2016 compared to 18.2% in the comparable 2015 quarter. This decrease was primarily due to higher revenues and more efficient utilization of complimentaries.

Selling, General and Administrative (“SG&A”) expense increased to $14.4 million in the third quarter of 2016 from $14.3 million in the third quarter of 2015 primarily due to higher salaries, wages and benefits expense, higher rental expense from the parking lot lease at Atlantis (see Note 5. Related Party Transactions) and higher legal fees expense. As a percentage of net revenue, SG&A expense decreased to 25.3% in the third quarter of 2016 compared to 26.8% in the same period in 2015.

Depreciation and amortization expense decreased to $3.6 million for the three months ended September 30, 2016 as compared to $3.9 million for the three months ended September 30, 2015 primarily as a result of the additional depreciation expense in the prior year related to the removal of the parking structure from service at Monarch Casino Black Hawk.

Interest expense, net of amounts capitalized, decreased to $130 thousand in the third quarter of 2016 from $137 thousand in the third quarter of 2015 as a result of lower average outstanding borrowings in the third quarter of 2016 compared to the third quarter of 2015 offset by the higher amortization of deferred loan costs expense related to the Amended Credit Facility.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2016 and 2015

For the nine months ended September 30, 2016, our net income totaled $18.1 million, or $1.03 per diluted share, compared to net income of $15.5 million, or $0.90 per diluted share, for the same period in 2015, reflecting a 16.5% increase in net income and 14.4% increase in diluted earnings per share. Net revenues totaled $161.4 million in the nine-month period of 2016, reflecting an increase of $10.7 million, or 7.1%, compared to the same period in 2015. Income from operations for the nine months ended September 30, 2016 totaled $28.4 million compared to $24.6 million for the same period in 2015, representing an increase of $3.8 million or 15.4%.

Casino revenue increased 7.0% in the first nine months of 2016 compared to the first nine months of 2015. Casino operating expense as a percentage of casino revenue decreased to 41.8% in the first nine months of 2016, compared to 42.1% in the first nine months of 2015 due to higher casino revenue.

Food and beverage revenue for the first nine months of 2016 increased 6.6% over the first nine months of 2015, due to a 6.6% increase in average revenue per cover. Covers are flat to the same period in the prior year despite Toucan Charlie’s Buffet at Atlantis being closed for 70 days during the first quarter of 2016 for a major redesign and upgrade. The average revenue per cover increased primarily as a result of price increases at the Toucan Charlie’s Buffet at Atlantis relative to the improved quality and increased menu item offerings. Food and beverage operating expense as a percentage of food and beverage revenue increased in the first nine months of 2016 to 41.1% compared to 39.5% for the same period in the prior year. This increase was primarily the result of the repair and maintenance expense related to the Toucan Charlie’s Buffet at Atlantis redesign and upgrade and an increase in salaries and wages expense.

Hotel revenue increased 4.8% due to an increase in ADR from $77.54 in the first nine months of 2015 to $80.76 in the first nine months of 2016, partially offset by slightly lower occupancy of 89.7% during the first nine months of 2016 compared to 90.4% during the first nine months of 2015. REVPAR was $79.89 and $76.51 for the nine months ended September 30, 2016 and 2015, respectively. Hotel operating expense as a percentage of hotel revenue increased to 30.1% in the first nine months of 2016 as compared to 28.3% for the comparable prior year period due to higher payroll and related expense.

Other revenue increased 5.0% in the first nine months of 2016 compared to the first nine months of 2015 driven primarily by increased arcade, spa and retail revenues.

Promotional allowances as a percentage of gross revenues decreased to 17.9% during the first nine months of 2016 compared to 18.2% in the comparable 2015 period primarily as a result of the increase in gross revenues combined with more efficient utilization of complimentaries.

SG&A expense increased by $1.9 million to $42.1 million in the first nine months of 2016 primarily due to: (i) a $1.2 million increase in salaries, wages and related taxes expense; (ii) a $0.5 million increase in rental expense from the parking lot lease at Atlantis (see Note 5. Related Party Transactions) and (iii) a $0.2 million increase in employee benefits expense. As a percentage of net revenue, SG&A expense decreased to 26.1% in the first nine months of 2016 from 26.7% in the first nine months of 2015.

Depreciation and amortization expense decreased to $11.1 million for the nine months ended September 30, 2016 as compared to $12.2 million for the nine months ended September 30, 2015 primarily as a result of a decrease in monthly depreciation expense of the Monarch Casino Black Hawk parking structure following the revision in the expected date of early removal of the parking structure from service in relation to the Monarch Black Hawk expansion project.

Interest expense, net of amounts capitalized, decreased to $275 thousand in the first nine months of 2016 from $537 thousand in the first nine months of 2015 primarily as a result of lower average outstanding borrowings, offset by the higher amortization of deferred loan costs expense related to the Amended Credit Facility.

In the second quarter of 2016, the Company completed the hotel towers’ doors replacement capital project at the Atlantis and, as a result, the Company wrote off the remaining net book value of the existing doors, incurring a $0.6 million loss on the disposal.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects in the past, borrowings available under our credit facilities.

For the nine months ended September 30, 2016, net cash provided by operating activities totaled $29.2 million, an increase of $0.7 million or 2.6% compared to the same period in the prior year. This increase was primarily the result of a $2.6 million increase in net income and a $0.7 million loss on disposal of assets, offset by $1.5 million in additional cash for working capital, a $1.0 million decrease in depreciation expense, and a $0.1 million increase in stock-based compensation tax benefit.

Net cash used in investing activities totaled $19.8 million and $24.6 million in the nine months ended September 30, 2016 and 2015, respectively. Net cash used in investing activities during the first nine months of 2016 consisted primarily of cash used for continued work on the new garage building at Monarch Casino Black Hawk, the redesign and upgrade of Toucan Charlie’s Buffet at Atlantis, improvements to new additional parking spaces at Atlantis, and for acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first nine months of 2015 consisted primarily of cash used for the redesign and upgrade work at Monarch Casino Black Hawk, continued work on the new garage at Monarch Casino Black Hawk and acquisition of gaming and other equipment at both properties.

Net cash used in financing activities during the first nine months of 2016 was $11.1 million and represents $11.0 million in payments made under our credit facilities and $2.6 million of deferred loan cost related to the Amended Credit Facility, offset by $2.5 million proceeds from stock option exercises, including excess tax benefit from the exercise of stock options. Net cash used in financing activities during the first nine months of 2015 was $6.1 million and represented $8.4 million in payments under our credit facility offset by $2.3 million in proceeds from stock option exercises, including excess tax benefit from options exercised.

Under the Amended Credit Facility our available borrowing capacity is $250 million with a maturity date of July 20, 2021. The proceeds from the Amended Credit Facility will be used to fund the Monarch Black Hawk Expansion Plan, for ongoing capital expenditure, for working capital needs and general corporate purposes and requirements.

As of September 30, 2016, we had $29.9 million borrowed and $220.1 million remaining in available borrowings of the $250.0 million maximum principal available under the Amended Credit Facility.

The total revolving loan commitment under the Amended Credit Facility will be automatically and permanently reduced to $50 million in the first full quarter after completion of the expansion project at the Monarch Casino Black Hawk and all then outstanding revolving loans up to $200 million under the Amended Credit Facility will be converted to a term loan at such time. We may be required to prepay borrowings under the Amended Credit Facility using excess cash flows depending on our leverage ratio no later than December 31, 2019. We have an option to permanently reduce the maximum revolving available credit at any time so long as the amount of such reduction is at least $0.5 million and in multiples of $50,000.

The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.50%, or the Prime Rate. The applicable margins will vary depending on our leverage ratio. Commitment fees are equal to the daily average unused revolving commitment multiplied by the commitment fee percentage, ranging from 0.175% to 0.45%, based on our leverage ratio.

At September 30, 2016, our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.00%. At September 30, 2016, the one-month LIBOR interest rate was 0.53%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

The Amended Credit Facility contains covenants customary for a facility of this nature, including, but not limited to, covenants requiring the preservation and maintenance of the Company’s assets and covenants restricting our ability to merge, transfer ownership of Monarch, incur additional indebtedness, encumber assets and make certain investments. Management does not consider the covenants to restrict normal functioning of day-to-day operations.

We may prepay borrowings under the Amended Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid may be borrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

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

OFF BALANCE SHEET ARRANGEMENTS

John Farahi and Bob Farahi, Co-Chairmen of the Board and executive officers of the Company, and Ben Farahi are the three largest stockholders of Monarch and each also beneficially owns limited partnership interests in BLI. Maxum LLC is the sole general partner of BLI, and Ben Farahi is the sole managing member of Maxum LLC. Neither John Farahi nor Bob Farahi has any management or operational control over BLI or the Shopping Center. Until May 2006, Ben Farahi held the positions of Co-Chairman of the Board, Secretary, Treasurer and Chief Financial Officer of the Company.

In response to customer demand for more convenient surface parking at the Atlantis, and after detailed analysis, on August 28, 2015, the Company, through its subsidiary Golden Road, entered into a 20-year lease (the “Parking Lot Lease”) with BLI with respect to a portion of the Shopping Center. This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. We have demolished the commercial building at the Shopping Center and have completed improvements to convert vacant land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand, which commenced on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five year anniversary. We have an option to renew the Parking Lot Lease for an additional 10-year term. If we elect not to exercise the renewal option, we will be obligated to pay BLI $1.6 million. During the three-month and nine-month periods ended September 30, 2016, we paid approximately $174 thousand and $522 thousand in parking lot rent payments, respectively.

A driveway (the “Driveway Project”), that is being shared between the Atlantis and the Shopping Center, was completed and opened on September 30, 2004. The Shopping Center is controlled by BLI.

As part of the Driveway Project, in January 2004, we leased a 37,368 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to a cost of living increase on each five year anniversary of the driveway lease. As of September 30, 2016, the annual rent is $377 thousand. In August 2015, we exercised our option to extend the lease for three individual five-year terms in addition to the 15 year initial term. At the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million. We were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the 15-year expected economic useful life of the asset; some components of the new driveway were depreciated over a shorter period of time. We paid approximately $94 thousand and $282 thousand in lease payments for the leased driveway space at the Shopping Center during the three-month and nine-month periods ended September 30, 2016, respectively.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). For a more extensive discussion of our accounting policies, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our 2015 Form 10-K filed on March 11, 2016.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of September 30, 2016 and the next five years and thereafter are as follows (in millions):

	Payments due by period (1)
		Less			Greater
		than 1	1 to 3	3 to 5	than 5
	Total	year	years	years	years
Operating Leases (2)	$21.9	$1.1	$2.2	$1.4	$17.2
Purchase Obligations (3)	9.7	6.3	1.5	1.9	—
Construction Contract (4)	2.4	2.4	—	—	—
Borrowings Under Amended Credit Facility (5)	29.9	—	—	29.9	—
Total Contractual Cash Obligations	$63.9	$9.8	$3.7	$33.2	$17.2

(1)

Because interest payments under the Amended Credit Facility are subject to factors that, in our judgment, fluctuate materially, the amount of future interest payments is not presently determinable. These factors include: (i) future short-term interest rates; (ii) our future leverage ratio which varies with Adjusted EBITDA and our borrowing levels; and (iii) the rate with which we deploy capital and other spending which in turn impacts the level of future borrowings. The interest rate under our Amended Credit Facility is LIBOR plus an interest rate margin ranging from 1.00% to 2.50% depending on our leverage ratio, or a base rate (as defined in the Amended Credit Facility) plus an interest rate margin ranging from 0.00% to 1.50%, depending on our leverage ratio. The interest rate is adjusted quarterly based on our leverage ratio, which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter. Based on our leverage ratio, at September 30, 2016, pricing was LIBOR plus 1.00% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At September 30, 2016, the one-month LIBOR rate was 0.53%.

(2)	Operating leases include the leased driveway pursuant to the Driveway Project and the Parking Lot Lease.

(3)

Purchase obligations represent approximately $3.5 million of commitments related to capital projects and approximately $6.2 million of materials and supplies used in the normal operation of our business. Of the total purchase order and construction commitments, approximately $9.7 million are cancelable by us upon providing a 30-day notice.

(4)

Construction contract obligations represent commitments related to expansion projects in Monarch Casino Black Hawk. The $2.4 million commitment at the end of the third quarter of 2016 relates to the construction of the new parking garage structure.

(5)	The amount represents outstanding draws against the Amended Credit Facility as of September 30, 2016.

As described in Item 2. Capital Spending and Development above, we have begun commencement of the Monarch Black Hawk Expansion Plan, which started in the fourth quarter of 2013. While we have disclosed the estimated cost of that expansion, we have not entered into contracts for substantial portions of the work. For this reason, we have included in the table above only the amounts for which we have contractual commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market conditions and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of September 30, 2016 that are subject to market risk. We do not enter into derivative financial instruments for trading or speculative purpose, nor have we experienced any losses to date on any derivative financial instruments due to counterparty credit risk.

In the normal course of business, we are exposed to risks associated with fluctuations in interest rates. As of September 30, 2016, we had $29.9 million of outstanding principal balance under our Amended Credit Facility that was subject to credit risk. A 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at September 30, 2016 would result in a change in our annual interest cost of approximately $0.3 million. See Item 2. Liquidity and Capital Resources for further discussion of our financing facility and capital structure.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be party to claims that arise in the normal course of business. Management believes that the amount of any reasonably possible or probable loss for known matters would not have a material adverse impact on our financial condition, cash flows or results of operations; however, the outcome of these actions is inherently difficult to predict.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: November 8, 2016	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)