Form 10-K
period 2016-12-31
MONARCH CASINO & RESORT INC
filed 2017-03-14
CIK 907242

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2016, based on the closing price as reported on The Nasdaq Stock Market (SM) of $21.97 per share, was approximately $283.2 million.

As of March 3, 2017, Registrant had 17,476,601 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2017 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

PART I

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

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

•	our growth strategies;
•	our potential acquisitions and investments;
•	successful integration of acquisitions;
•	risks related to development and construction activities;
•	risks related to our present indebtedness and future borrowings;
•	anticipated trends in the gaming industries;
•	changes in patron demographics;
•

general market and economic conditions, including but not limited to, the effects of local and national economic, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;

•	access to capital and credit, including our ability to finance future business requirements and to repay or refinance debt as it matures;
•	ability of large stockholders to influence our affairs;
•	our dependence on key personnel;
•	the availability of adequate levels of insurance;
•	changes in federal, state, and local laws and regulations, including environmental and gaming licenses or legislation and regulations;
•	ability to obtain and maintain gaming and other governmental licenses;
•	regulatory approvals;
•	impact of weather;
•	competitive environment, including increased competition in our target market areas;
•	increases in the effective rate of taxation at any of our properties or at the corporate level; and
•	risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports.

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

ITEM 1. BUSINESS

Monarch Casino & Resort, Inc., was incorporated in 1993 and, through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”). Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”), Golden East, Inc. (“Golden East”) and Golden North, Inc. (“Golden North”), each own separate parcels of land located proximate to the Atlantis.

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

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our,” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries. Our principal executive offices are located at 3800 S. Virginia Street, Reno, Nevada 89502; telephone (775) 335-4600.

Available Information

Our website address is www.monarchcasino.com. We make available, on or through our internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

The average occupancy rate, average daily room rate (“ADR”) and revenue per available room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available at the Atlantis for the following periods were:

	Year Ended December 31,
	2016	2015	2014
Occupancy rate	88.2%	89.7%	89.1%
ADR	$79.52	$76.92	$73.66
REVPAR	$77.50	$75.24	$72.26

We continually monitor and adjust hotel room rates based upon demand and other competitive factors.

Restaurants and Dining. The Atlantis has eight restaurants, two gourmet coffee bars and one snack bar as described below:

•

The 475-seat, all new, Toucan Charlie’s Buffet & Grill, which offers a wide variety of food selections from around the globe including a carving station, live action Pho and Mongolian Bar-b-que, made-to-order salads, artisan charcuterie with a variety of imported and domestic cheeses, and an expansive array of desserts from our in-house bakery including house made gelato;

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

•	The 178-seat Purple Parrot coffee shop, which serves breakfast and American comfort food 24 hours a day;
•	The 110-seat Café Alfresco featuring an Italian-inspired menu featuring pastas, wood-fired pizza and a variety of gelato desserts;
•	The 170-seat Manhattan Deli featuring authentic New York Deli favorites like Matzo Ball Soup, piled high sandwiches, salads, house made soups, bagels and lox, and famous New York Cheesecake.
•	Two gourmet coffee bars offering specialty coffee drinks, “grab and go” sandwiches, house made gelato and freshly baked pastries; and

•	The Chicago Dogs Eatery, a snack bar, serving Chicago-style hot dogs, pizza, ice cream and arcade-style refreshments.

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

The Monarch Casino Black Hawk

The Monarch Casino Black Hawk is located approximately 40 miles west of Denver, Colorado and is the first casino encountered by visitors arriving from Denver on Highway 119. The Monarch Casino Black Hawk features approximately 30,000 square feet of casino space, 720 slot machines, 14 table games, a 250-seat buffet-style restaurant, a snack bar and a parking structure with approximately 1,350 spaces.

Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and laying the groundwork for the major expansion. There is currently no hotel on the property. In October 2012, we began a project to redesign and upgrade the existing Monarch Casino Black Hawk facility. In September 2013, we opened a new buffet. In August 2015, we completed the redesign and upgrade of the existing Monarch Casino Black Hawk, bringing to the facility’s interior the same quality, ambiance and finishes to that of the ongoing master planned expansion that will transform Monarch Casino Black Hawk into a full-scale casino resort. In the fourth quarter of 2013, we began work on a multi-phased expansion of the Monarch Casino Black Hawk, which we refer to herein as the “Monarch Black Hawk Expansion Plan.” The Monarch Black Hawk Expansion Plan involves construction of a new parking structure, demolition of the existing parking structure and construction of a new hotel tower and casino expansion on the site where the old parking structure was sitting. In November 2016, the new 9-story parking structure, offering approximately 1,350 parking spaces, was completed and became available for use by Monarch Casino Black Hawk guests. In December 2016 the original parking structure was safely imploded. In February 2017 the Company broke ground on the hotel tower and casino expansion. Once completed, the Monarch Black Hawk Expansion Plan will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars, a parking structure and associated support facilities. We currently expect completion of the entire expansion in the second quarter of 2019.

The Company’s Monarch Black Hawk Expansion Plan is more fully discussed in the CAPITAL SPENDING AND DEVELOPMENT section.

Acquisition, Improvements and Additional Expansion Potential

We identify and evaluate strategic expansion and acquisition opportunities through market and detailed financial analyses. We develop overall master plans and then execute each phase of the master plan after re-evaluation of the current market conditions and comparison against other capital investment opportunities.

We have continuously invested in upgrading our facilities. Capital expenditures were $24.9 million in 2016, $38.1 million in 2015 and $19.9 million in 2014. During 2016, 2015 and 2014, capital expenditures related primarily to the upgrade and master expansion plan of the Monarch Casino Black Hawk facility as well as acquisition of gaming equipment to upgrade and replace existing equipment at both of our properties.

Expansion potential at the Atlantis is twofold. First, we could further expand our existing hotel and casino, thereby providing more hotel rooms, casino floor space, restaurants and other amenities. Second, we could develop the 16-acre parcel we own across Virginia Street from the Atlantis. This site is connected to the Atlantis by the Sky Terrace and is currently used for surface parking and special events related to the Atlantis. Our 16-acre parcel meets all current Reno zoning requirements in the event we decide to build another resort casino or entertainment facility. We also own additional land adjacent to our two large sites that facilitate expansion opportunities by allowing us to use it for certain administrative and other non-operational personnel and offices.

On August 28, 2015, the Company entered into a 20-year lease (the “Parking Lot Lease”) with Biggest Little Investments, L.P. with respect to a portion of the shopping center, adjacent to the Atlantis property (the “Shopping Center”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land. We demolished the building and converted the land into approximately 300 additional convenient surface parking spaces for the Atlantis guests.

Marketing Strategy

Reno/Sparks.  Our marketing efforts are directed toward three broad consumer groups: leisure travelers, conventioneers and northern Nevada local residents.

The Reno/Sparks region is a major gaming and leisure destination with aggregate gaming revenues of approximately $720 million (as reported by the Nevada State Gaming Control Board for the twelve months ended December 31, 2016).

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

Our Monarch Casino Black Hawk revenues and operating income are principally dependent on the level of gaming activity in the Black Hawk market. Our predominant marketing goal is to provide a desired mix of high quality gaming products in an attractive setting while providing superior food and beverage offerings. In August 2015, we completed the redesign and upgrade of the existing Monarch Casino Black Hawk property, bringing to the facility’s interior the same quality, ambiance and finishes to that of the ongoing master planned expansion. In November 2016, we opened our elegant new parking facility for guest use. The completion and opening of the new parking structure is an important milestone in the Black Hawk expansion project and towards transforming the property into a luxurious full-scale resort destination that will satisfy all of our guests’ requirements during their visit.

Competition

Reno/Sparks.  Gaming competition in the Reno area is intense. Based on information obtained from the December 31, 2016 Gaming Revenue Report published by the Nevada State Gaming Control Board, there are approximately 14 casinos in the Reno-Sparks area which each generated more than $12.0 million in annual gaming revenues.

We believe that the Atlantis’ primary competition for leisure travelers comes from other large-scale casinos that offer amenities that appeal to middle to upper-middle income guests. We compete for leisure travelers on the basis of the desirability of our location, the quality and ambiance of the Atlantis facility, friendly, efficient service, the quality and relative value of our rooms, food and beverage offerings, entertainment offerings, promotions and gaming values. We believe that our location away from downtown Reno is appealing to first-time and more affluent guests.

We believe that the Atlantis’ primary competition for conventioneers comes from other large-scale hotel casinos in the Reno area that actively target the convention market segment, and from other cities in the western United States with large convention facilities and substantial hotel capacity, including Las Vegas. We compete for conventioneers based on the desirability of our location, the quality and ambiance of the Atlantis facility, meeting and banquet rooms designed to appeal to conventions and groups, friendly, efficient service, and the quality and relative value of our rooms and food and beverage offerings. We believe that the Atlantis’ proximity to the Reno-Sparks Convention Center, and the enclosed pedestrian sky bridge that connects the Atlantis directly with the Reno-Sparks Convention Center facilities, afford us a distinct competitive advantage in attracting conventioneers.

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

The Atlantis also competes for gaming guests with hotel casino operations located in other parts of Nevada, especially Las Vegas and Lake Tahoe, and with hotel casinos located elsewhere throughout the United States and the World. Major Native American owned facilities in central and northern California have been very successful, adversely impacting many hotel casinos in Reno. We believe that the Atlantis also competes to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors and other forms of legalized gaming, particularly in northern California and the Pacific Northwest. We believe our numerous amenities, such as a wide array of restaurants, banquet facilities, spa and surface parking are key advantages in our ability to attract Locals that competitor facilities cannot easily match without significant capital expenditures.

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

Black Hawk.  There is strong competition in the concentrated Black Hawk/Central City area gaming market including approximately 23 casinos, which generated approximately $680 million in gaming revenues for the twelve months ended December 31, 2016 according to the Colorado Division of Gaming.

The Black Hawk and Central City gaming market is geographically isolated. The only other non-tribal gaming market is Cripple Creek, seventy-five miles away. There are two federally recognized tribes in southwest Colorado, both with gaming facilities, and both more than 350 miles from Denver. There have been proposals for the development of Native American, racetrack and video lottery terminal casinos throughout the state over the years. None of the proposals has been adopted by the state’s electorate or by the legislature. Should any form of additional gaming be authorized in the Denver metropolitan area, the Black Hawk and Central City market would be adversely affected.

We believe that the Monarch Casino Black Hawk’s primary competition for visitors comes from larger-scale casinos in the market which offer amenities that appeal to the guests’ entire vacation experience including hotel, broader dining choices as well as other amenities. We compete for patrons on the basis of the desirability of our location, which is the first casino encountered when entering the area on the main thoroughfare, as well as the attractive setting, friendly, efficient service, quality and relative value of our food and beverage offerings, promotions and gaming values.

Financial Information about Segments and Geographic Areas

For additional information regarding revenues, operating profit or loss and total assets, see Item 8, “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Regulation and Licensing

Nevada. The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, referred to as the “Nevada Act,” and various local regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, and the Reno City Council, referred to collectively as the Nevada Gaming Authorities.

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

•	the prevention of cheating and fraudulent practices; and
•	the provision of a source of state and local revenues through taxation and licensing fees.

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

A live entertainment tax is also paid on admission charges where entertainment is furnished. Nevada licensees that hold a license as an operator of a slot route, a manufacturer or a distributor also pay certain fees and taxes to the State of Nevada.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, referred to as “Licensees,” and who is or proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada State Gaming Control Board of their participation in foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Gaming Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

The City of Black Hawk also assesses two monthly device fees that are based on the number of gaming devices operated. These consist of a $78.75 fee per device and a transportation device fee of $3.67 per device.

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

A qualifying person who is an institutional investor under Rule 4.5 and who, individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 20% or more of any class of voting securities must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such interests.

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

Employees

As of January 20, 2017, we had approximately 2,100 employees. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

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

OUR BUSINESS IS PARTICULARLY SENSITIVE TO WEAK DISCRETIONARY CONSUMER SPENDING

Consumer demand for entertainment and other amenities at hotel-casino properties and casino properties, such as ours, are particularly sensitive to a weak economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, effects of the recession and economic slowdown, including the housing crisis and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for bank failures, perceived or actual disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.

We have recently experienced one of the toughest economic periods in post-World War II Nevada history. The recent housing crisis and economic slowdown in the United States resulted in a significant decline in the amount of tourism and spending in Reno. While the economy has improved significantly since the end of the recent economic recession, our business continues to experience lingering effects from changes in consumer spending habits due to the recession. Reno visitation has improved, and we are seeing improving economies in our local and regional markets.

CERTAIN OF OUR STOCKHOLDERS OWN LARGE INTERESTS IN OUR CAPITAL STOCK AND MAY SIGNIFICANTLY INFLUENCE OUR AFFAIRS

John Farahi and Bob Farahi, officers and directors of the Company, together with their brother Ben Farahi, beneficially own in the aggregate approximately 38% of the Company’s outstanding shares of common stock, inclusive of options held by them which are exercisable within 60 days. As such, members of the Farahi family, if voting together, have the ability to significantly influence our affairs, including the election of members of the board of directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL

Our ability to make payments on and to refinance our indebtedness and to fund future capital expenditures and expansion efforts will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. It is possible that our business will generate insufficient cash flows from operations, or that future borrowings will not be available to us under our credit facility, in amounts sufficient to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all.

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

In recent years, with fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding the Atlantis and renovating Monarch Casino Black Hawk, and are in the process of expanding the Monarch Casino Black Hawk. Our competitors have also invested in expanding their existing facilities and developing new facilities. This expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in our markets, and this intense competition can be expected to continue. In addition, competition may intensify if our competitors commit additional resources to aggressive pricing and promotional activities in order to attract customers.

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

If our outstanding options and rights to purchase shares of our common stock are exercised and the underlying shares of common stock are issued upon such exercise are sold, our stockholders may experience substantial dilution and the market price of our shares of common stock could decline. Further, the perception that such securities might be exercised could adversely affect the trading price of our shares of common stock. In addition, during the time that such securities are outstanding, they may adversely affect the terms on which we could obtain additional capital.

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

We have commenced additional expansion projects at the Monarch Casino Black Hawk.

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

OUR EXPANSION AND RENOVATION PROJECTS REQUIRE THE RECEIPT OF NECESSARY GOVERNMENT APPROVALS

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

IF WE ARE UNABLE TO FINANCE OUR EXPANSION AND RENOVATION PROJECTS, AS WELL AS OTHER CAPITAL EXPENDITURES, THROUGH CASH FLOW FROM OPERATIONS, BORROWINGS UNDER OUR CREDIT FACILITY AND/OR ADDITIONAL FINANCINGS, OUR EXPANSION AND RENOVATION EFFORTS WILL BE JEOPARDIZED

We intend to finance our future expansion and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under our Credit Facility, and/or additional debt financings. If we are unable to finance our future expansion and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion and renovation projects as well as other capital expenditures, selling assets, restructuring debt, considering obtaining equity financing or joint venture partners, or modifying our Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.

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

FAILURE TO MAINTAIN THE INTEGRITY OF OUR INFORMATION TECHNOLOGY SYSTEMS, PROTECT OUR INTERNAL INFORMATION, OR COMPLY WITH APPLICABLE PRIVACY AND DATA SECURITY REGULATIONS COULD ADVERSELY AFFECT US.

We rely extensively on our computer systems to process customer transactions, manage customer data, manage employee data and communicate with third-party vendors and other third parties, and we may also access the internet to use our computer systems. Our operations require that we collect and store customer data, including credit card numbers and other personal information, for various business purposes, including marketing and promotional purposes. We also collect and store personal information about our employees. Breaches of our security measures or information technology systems or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive personal information or confidential data about us, or our customers, or our employees including the potential loss or disclosure of such information as a result of hacking or other cyber-attack, computer virus, fraudulent use by customers, employees or employees of third party vendors, trickery or other forms of deception or unauthorized use, or due to system failure, could expose us, our customers, our employees or other individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our casino or brand names and reputations or otherwise harm our business. We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of customer information, such as payment card, employee information and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly, however they might not protect us against increasingly sophisticated and aggressive threats. The cost and operational consequences of implementing further data security measures could be significant.

Additionally, the collection of customer and employee personal information imposes various privacy compliance related obligations on our business and increases the risks associated with a breach or failure of the integrity of our information technology systems. The collection and use of personal information is governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Compliance with applicable privacy laws and regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our customers. In addition, non-compliance with applicable privacy laws and regulations by us (or in some circumstances non-compliance by third party service providers engaged by us) may also result in damage of reputation, result in vulnerabilities that could be exploited to breach our systems and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of personal information.

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

(d) Leased land consisting of approximately 37,400 square-feet adjacent to the Atlantis serving as a driveway entrance to the Atlantis. The lease term ends in 2019. For a further description of the lease terms, see Item 8, “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements, Note 5.”

(e) Leased land consisting of approximately 4.2 acres adjacent to the Atlantis serving as a surface parking lot for the Atlantis. The lease term ends in 2035. For a further description of the lease terms, see Item 8, “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements, Note 5.”

(f) An approximate 2.3-acre site adjacent to the Administrative Site which is currently unused.

(g) An approximate 5.3-acre site with a 14,376 square foot building across Coliseum Way from the Atlantis. The building is currently rented and the land is unused.

Black Hawk, Colorado Properties:

(a) An approximate 1.6 acre site on which the Monarch Casino Black Hawk is situated including the casino and construction site where the Monarch Casino Black Hawk expansion is under the way.

(b) An approximate 1.8-acre site in contiguous to the Monarch Casino Black Hawk on which the newly built 9-story parking structure is situated.

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

	2016		2015
	High	Low	High	Low
First quarter	$23.09	$17.29	$19.63	$15.59
Second quarter	$23.22	$18.50	$22.30	$17.77
Third quarter	$25.43	$20.94	$21.19	$16.45
Fourth quarter	$27.16	$21.13	$23.54	$17.21

Stockholders. As of March 3, 2017, there were approximately 65 holders of record of our common stock, and approximately 2,700 beneficial stockholders.

Dividends. We have never paid dividends. We intend to retain earnings and use free cash flow to finance our operating activities, for capital expenditures and to pay down our debt. We do not anticipate declaring cash dividends in the foreseeable future. Our bank loan agreement also contains provisions that require the achievement of certain financial ratios before we can pay or declare dividends to our stockholders. See Item 8, “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements, Note 6.”

Securities Authorized for Issuance under Equity Compensation Plans. For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12, “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

There have been no unregistered sales of equity securities in 2016.

STOCK PERFORMANCE GRAPH

The following chart reflects the cumulative total return (change in stock price plus reinvested dividends) of a $100 investment in the Company’s Common Stock from the five-year period from December 31, 2011 through December 31, 2016, in comparison to the Standard & Poor’s 500 Composite Stock Index and an industry peer group index. The comparisons are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

Total Return Performance
300
250
200
150
100
50
Index Value
Monarch Casino & Resort, Inc.
S&P 500
MCRI Peer Group 2016 Index*
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Monarch Casino & Resort, Inc.	100.00	107.07	197.06	162.81	222.96	252.99
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
MCRI Peer Group 2016 Index*	100.00	115.16	202.04	160.16	129.60	162.76

*MCRI Peer Group 2016 comprised of: Boyd Gaming Corp (BYD); Isle of Capri Casinos, Inc. (ISLE); Las Vegas Sands Corp. (LVS); MGM Resorts International (MGM); Nevada Gold & Casinos, Inc. (UWN); Penn National Gaming, Inc. (PENN); Pinnacle Entertainment, Inc. (PNK); and Wynn Resorts, Ltd (WYNN)

Repurchases

On October 22, 2014, the board of directors of Monarch authorized a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, the board of directors authorized a program to repurchase up to 3,000,000 shares of the Company’s common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. The Repurchase Plan does not obligate the Company to acquire any particular amount of common stock and the Repurchase Plan may be suspended at any time at our discretion, and it will continue until exhausted. The actual timing, number and value of shares repurchased under the Repurchase Program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market economic conditions and applicable legal requirements. The Company has made no purchases under the Repurchase Plan.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	(Amounts in thousands, except per share amounts)
	2016		2015		2014	2013		2012
OPERATING RESULTS
Casino revenues	$168,861		$156,843		$145,134		$149,916		$128,831
Other revenues	95,283		90,327		84,441		82,001		75,160
Gross revenues	264,144		247,170		229,575		231,917		203,991
Promotional allowances	(47,112)		(44,925)		(41,808)		(43,168)		(40,689)
Net revenues	217,032		202,245		187,767		188,749		163,302
Income from operations	38,548	(F1)	32,555		22,219	(F2)	30,455	(F3)	15,983	(F4)
Income before income tax	37,932		31,876		21,115		28,595		13,959
Net income	$24,574		$20,659		$14,185		$17,961		$8,911

INCOME PER SHARE OF COMMON STOCK
Net income per common share
Basic	$1.42		$1.22		$0.85		$1.10		$0.55
Diluted	$1.39		$1.19		$0.83		$1.06		$0.55

Weighted average number of common shares and potential common shares outstanding
Basic	17,305		16,948		16,734		16,302		16,140
Diluted	17,664		17,335		17,107		16,944		16,250

OTHER DATA
Depreciation and amortization	$14,835		$15,933		$17,824		$16,638		$16,651

Other expense	$(616)		$(679)		$(1,104)		$(1,860)		$(2,024)
Capital expenditures (F5)	$24,923		$38,059		$19,929		$12,400		$10,329

BALANCE SHEET DATA
Total assets	$295,165		$274,846		$252,301		$244,523		$248,120
Long-term debt, less current maturities	$26,200		$—	(F6)	$46,300		$53,800		$81,100
Stockholders’ equity (F7)	$233,845		$203,919		$176,951		$163,880		$140,848

Footnotes to Selected Financial Data:

(F1) 2016 includes $1.6 million of expense related to the upgrade and redesign of the Toucan Charlie’s Buffet at Atlantis.

(F2) 2014 includes $1.9 million of expense related to the campaign against the proposed 2014 ballot initiative to expand gaming in Colorado.

(F3) 2013 includes $0.6 million benefit from the reversal of sales tax expense accrual as a result of the State of Nevada Department of Taxation ruling on complimentary and employee meals.

(F4) 2012 includes $2.2 million of non-recurring acquisition expense directly related to our acquisition of the Monarch Casino Black Hawk in April 2012.

(F5) Includes amounts financed with debt or capitalized lease obligations.

(F6) In 2015, we had $40.9 million outstanding debt, which was classified as a current liability due to the short term maturity of the credit facility.

(F7) We paid no dividends during the five year period ended December 31, 2016.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. The consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See “FORWARD LOOKING STATEMENTS” preceding Item 1. Business.

OVERVIEW OF OUR BUSINESS

Monarch Casino & Resort, Inc. was incorporated in 1993 and, through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”). Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”), Golden East, Inc. (“Golden East”) and Golden North, Inc. (“Golden North”), each own separate parcels of land located proximate to the Atlantis.

Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, acquired Riviera Black Hawk, Inc., owner of the Riviera Black Hawk Casino on April 26, 2012. Riviera Black Hawk, Inc. was renamed Monarch Casino Black Hawk, Inc. and Riviera Black Hawk Casino was renamed Monarch Casino Black Hawk in October 2013. Monarch Growth also owns a parcel of land in Black Hawk, Colorado contiguous to the Monarch Casino Black Hawk. In addition to owning the Monarch Casino Black Hawk, Monarch Black Hawk, Inc. also wholly owns Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed related to extended licensure for extended hours of liquor operation in Black Hawk. The Company has included the results of Monarch Black Hawk, Inc. in its consolidated financial statements since the date of acquisition.

Our operating assets are the Atlantis and the Monarch Casino Black Hawk. Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and, at the Atlantis, our hotel operations. The Monarch Casino Black Hawk does not have a hotel; however, we are in the process of renovations and construction that will include a hotel. See Item 1, “BUSINESS - THE MONARCH CASINO BLACK HAWK.” We focus on delivering exceptional service and value to our guests. Our hands-on management style focuses on customer service and cost efficiencies.

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

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis:  Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and hotel operations. We continuously upgrade our property. With quality gaming, hotel and dining products, we believe the Atlantis is well positioned to benefit from future macro and local economic growth. Several national businesses have relocated or have announced plans to expand or relocate operations to Northern Nevada. While such economic activity could ultimately drive additional revenue and profit at Atlantis, we are experiencing the more immediate effect of increased labor costs, which, combined with continued aggressive marketing programs by our competitors, have applied upward pressure on Atlantis operating costs.

Monarch Casino Black Hawk:  Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and laying the groundwork for the major expansion that we plan. There is currently no hotel on the property. In October 2012, we began a project to redesign and upgrade the existing Monarch Casino Black Hawk facility. In September 2013, we opened a new buffet. In August 2015, we completed the redesign and upgrade of the existing Monarch Casino Black Hawk, bringing to the facility’s interior the same quality, ambiance and finishes of the ongoing master planned expansion that will transform Monarch Casino Black Hawk into a full-scale casino resort. In the fourth quarter of 2013, we began work on a multi-phased expansion of the Monarch Casino Black Hawk, which we refer to herein as the “Monarch Black Hawk Expansion Plan.” The first phase of the Monarch Black Hawk Expansion Plan is completed. In November 2016, we opened for guest use our elegant nine-story parking facility with about 1,350 spaces. Construction of a new hotel tower and casino expansion on the site where the old parking structure was sitting is under way. (see CAPITAL SPENDING AND DEVELOPMENT – Monarch Black Hawk Expansion Plan). Once completed, the Monarch Black Hawk Expansion Plan will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars and associated support facilities. We currently expect completion of the entire expansion in the second quarter of 2019.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

For the year ended December 31, 2016, our net income totaled $24.6 million, or $1.39 per diluted share, compared to net income of $20.7 million, or $1.19 per diluted share for the same period of 2015, reflecting a 19.0% increase in net income and a 16.8% increase in diluted earnings per share. Net revenue for the year ended December 31, 2016 and 2015, was $217.0 million and $202.2 million, respectively, reflecting an increase of $14.8 million, or 7.3%. Income from operations for the year ended December 31, 2016 totaled $38.5 million compared to $32.6 million for the same period in 2015, representing an increase of $6.0 million or 18.4%.

Casino revenues increased 7.7% in the year ended December 31, 2016 compared to the same period of 2015. Casino revenues increased at both the Monarch Casino Black Hawk and at the Atlantis. Atlantis benefited from the region’s market strength and the increase in local patrons’ visits. Monarch Black Hawk casino revenue increased despite the disruptions related to the property’s expansion. Casino operating expenses as a percentage of casino revenue decreased to 41.2% for the twelve months ended December 31, 2016, compared to 42.1% in 2015 due to the effect of higher casino revenues partially offset by higher complimentary expense.

Food and beverage revenues for the twelve months ended December 31, 2016 increased 6.7% over the same period in 2015, due to a 6.4% increase in average revenue per cover. Covers served were flat. Food and beverage operating expenses as a percentage of food and beverage revenues in the twelve months ended December 31, 2016 were 40.9% compared to 39.4% over the same period in 2015. The increase in expense margin is due primarily to the costs, related to the redesign and upgrade of Toucan Charlie’s Buffet at Atlantis, which costs were expensed during the first quarter of 2016.

Hotel revenues increased 3.3% due to a higher ADR of $79.52 for the year ended December 31, 2016 compared to $76.92 for the same period in 2015, partially offset by slightly lower hotel occupancy of 88.2% in 2016 compared to 89.7% in 2015. REVPAR was $77.50 and $75.24 for the years ended December 31, 2016 and 2015, respectively. Hotel operating expenses as a percent of hotel revenues for the twelve months ended December 31, 2016 was 30.9% compared to 30.0% for the same period in 2015. The increase is due primarily to higher payroll and related benefits expense and expense related to the implementation of advanced analytical tools.

Other revenues increased 3.9% in 2016 compared to 2015 driven primarily by increased Atlantis arcade revenue, Atlantis spa and salon revenue and retail revenue.

Promotional allowances as a percentage of gross revenues declined to 17.8% for the year ended December 31, 2016 compared to 18.2% for the year ended December 31, 2015. This decrease was primarily due to higher revenues and more efficient utilization of complimentaries.

Selling, general and administrative (“SG&A Expense”) expense increased to $57.7 million in the twelve months ended December 31, 2016 from $54.8 million in the same period of 2015 primarily due to: i) $1.8 million increase in salaries, wages and related benefits expense; ii) $0.7 million increase in marketing expense; iii) $0.5 million increase in rental expense from the parking lot lease at Atlantis (see Note 12. Related Party Transactions); iv) $0.2 million increase in property tax expense, resulting from the new parking structure at Monarch Casino Black Hawk and the addition of the leased parking lot at Atlantis; and v) $0.2 million increase in legal fees expense, all offset by a decrease in utility expense by $0.5 million.

Depreciation and amortization expense decreased to $14.8 million for the year ended December 31, 2016 as compared to $15.9 million for the same period in 2015 as a result of: i) a $1.1 million decrease in depreciation expense on the parking structure at Monarch Casino Black Hawk; ii) a $0.3 million decrease in depreciation expense at Atlantis due to assets having become fully depreciated, all partially offset by the increase in depreciation expense from new assets related to the remodel and upgrade project at Monarch Casino Black Hawk.

In 2016, the Company incurred a $677 thousand loss from disposal of assets, primarily as a result of the write off of the remaining net book value of the hotel towers doors at the Atlantis, that were replaced with new doors in the second quarter on 2016.

During the year ended December 31, 2016, the Company paid down the principal balance on its Credit Facility by $14.7 million, which decreased the outstanding balance of the Credit Facility to $26.2 million at December 31, 2016 from $40.9 million at December 31, 2015. Interest expense, net of amounts capitalized, decreased to $0.6 million in 2016 from $0.7 million in 2015 primarily as a result of lower borrowings in 2016 compared to 2015, offset by an increase in commitment fees in relation to the Amended Credit Facility we entered into in July 2016. See further discussion of our Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

For the year ended December 31, 2015, our net income totaled $20.7 million, or $1.19 per diluted share, compared to net income of $14.2 million, or $0.83 per diluted share for the same period of 2014, reflecting a 45.6% increase in net income and a 43.4% increase in diluted earnings per share. Net revenue for the year ended December 31, 2015 and 2014, was $202.2 million and $187.8 million, respectively, reflecting an increase of $14.5 million, or 7.7%. Income from operations for the year ended December 31, 2015 totaled $32.5 million compared to $22.2 million for the same period in 2014, representing an increase of $10.3 million or 46.5%.

Casino revenues increased 8.1% in the year ended December 31, 2015 compared to the same period of 2014. Casino revenues increased at both the Monarch Casino Black Hawk and at the Atlantis. The increase in Monarch Casino Black Hawk revenues was primarily due to the completion of the casino floor upgrade and remodel which attracted more gaming customers. The increase in casino revenues at the Atlantis was driven primarily by the increased local patrons’ visitation. Casino operating expenses as a percentage of casino revenue decreased to 42.1% for the twelve months ended December 31, 2015, compared to 42.4% in 2014 due to the effect of higher casino revenues partially offset by higher casino expense.

Food and beverage revenues for the twelve months ended December 31, 2015 increased 8.1% over the same period in 2014 due to a 5.4% increase in average revenue per cover, combined with a 2.5% increase in total covers served. Food and beverage operating expenses as a percentage of food and beverage revenues in the twelve months ended December 31, 2015 were 39.4% compared to 40.9% over the same period in 2014 due primarily to an increase in revenues related to menu price increases in anticipation of commodity price increases.

Hotel revenues increased 4.1% due to higher ADR of $76.92 for the year ended December 31, 2015 compared to $73.66 for the same period in 2014 and slightly higher hotel occupancy of 89.7% in 2015 compared to 89.1% in 2014. REVPAR was $75.24 and $72.26 for years ended December 31, 2015 and 2014, respectively. Hotel operating expenses as a percent of hotel revenues for the twelve months ended December 31, 2015 was 30.0% compared to 27.6% for the same period in 2014. The increase is due primarily to higher payroll and related benefits expense, operating supplies expense and repair and maintenance expense.

Other revenues increased 7.7% in 2015 compared to 2014 driven primarily by increased Atlantis arcade revenue, Atlantis spa and salon revenue and commission revenue.

Promotional allowances as a percentage of gross revenues was flat at 18.2% for both years ended December 31, 2015 and 2014.

SG&A expense increased to $54.8 million in the twelve months ended December 31, 2015 from $53.0 million in the same period of 2014 primarily due to: i) higher salaries, wages and related benefits expenses by $0.9 million; ii) higher repair and maintenance expense by $0.6 million; iii) higher software maintenance expense by $0.4 million; and iv) higher bad debt expense by $0.2 million, all offset by a decrease in sales and marketing expense.

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

The Company incurred $9 thousand and $343 thousand net loss on disposal of slot machines and other equipment in the years ended December 31, 2015 and 2014, respectively. In 2014, the Company incurred $1.9 million of expense related to the campaign against the proposed 2014 ballot initiatives to expand gaming in Colorado. The Company had no such expense in 2015.

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

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests. Capital expenditures during the years ended December 31, 2016 and 2015 were as follows (in thousands):

Capital Expenditures:

	2016	2015

Atlantis	$7,894	$7,382
Monarch Casino Black Hawk	17,029	30,677
	$24,923	$38,059

During the twelve months ended December 31, 2016 and 2015, capital expenditures related primarily to the redesign and upgrade of the Monarch Casino Black Hawk property and work on the new parking structure, as well as acquisition of gaming equipment to upgrade and replace existing equipment at the Monarch Casino Black Hawk and the Atlantis.

Since the acquisition of the Monarch Casino Black Hawk, we have upgraded the property’s food and beverage operations (including an all-new buffet) and completed the redesign and upgrade of the existing casino floor. Our plans also call for the exterior of the existing facility to be refinished to match the master planned expansion. The exterior refinishing is expected to cost approximately $14-$16 million and is anticipated to be funded primarily from operating cash flow or the Amended Credit Facility.

Monarch Black Hawk Expansion Plan

The Company has commenced its Monarch Black Hawk Expansion Plan, which will convert the Monarch Casino Black Hawk into a full-scale casino resort.

In the fourth quarter of 2013, we began work on a multi-phased expansion of the Monarch Casino Black Hawk which involves construction of a new parking structure, demolition of the existing parking structure followed by the construction of a new hotel tower and casino expansion. In November 2016, the new nine-story parking structure, offering approximately 1,350 parking spaces, was completed and became available for use by Monarch Casino Black Hawk guests. Immediately following the new garage opening, we began work on demolition and removal of the old parking structure. This work, which included a controlled implosion of the old garage, was completed in the first quarter of 2017.

On February 8, 2017 the Company broke ground on the hotel tower and casino expansion. The new 23-story tower will nearly double the existing casino space and will include approximately 500 hotel rooms, an upscale spa and pool facility, three additional restaurants and additional bars. Tower floors will be opened as they are finished beginning with the casino expansion and additional restaurants. We currently expect completion of the entire tower in the second quarter of 2019 at a total cost of approximately $229-$234 million. The cost is expected to be financed through a combination of operating cash flow and the Amended Credit Facility. We can provide no assurance that any project will be completed on schedule, if at all, or within established budgets, or that any project will result in increased earnings to us.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our credit facilities.

For the year ended December 31, 2016, net cash provided by operating activities totaled $43.7 million, an increase of approximately $5.5 million, or 14.3%, compared to the same period of the prior year. This increase was primarily the result of an increase of $3.9 million in net income and an increase in loss on disposal of assets by $0.7 million, combined with changes in ordinary working capital accounts, partially offset by a decrease in depreciation expense.

Net cash used in investing activities totaled $24.9 million and $38.0 million in the years ended December 31, 2016 and 2015, respectively. Net cash used in investing activities during 2016 consisted primarily of cash used for the garage structure at Monarch Casino Black Hawk, the redesign and upgrade of the Toucan Charlie’s Buffet at Atlantis and for the acquisition of gaming equipment at both properties. Net cash used in investing activities during 2015 consisted primarily of net cash used for the redesign and upgrade of the Monarch Casino Black Hawk, work on the garage foundation and for the acquisition of gaming equipment and general upgrades at the Atlantis property.

During the year ended December 31, 2016, net cash used in financing activities of $13.6 million resulted from $14.7 million in payments made on our credit facility and $2.6 million in deferred loan cost related to the Amended Credit Facility, partially offset by $3.7 million in proceeds from the exercise of stock options, including related tax benefits. During the year ended December 31, 2015, net cash used in financing activities of $0.6 million represented $5.4 million in payments made on our credit facility, partially offset by $4.8 million in proceeds from the exercise of stock options, including related tax benefits.

On July 20, 2016, we entered into an amended and restated credit facility agreement (the “Amended Credit Facility”), under which our former $100 million credit facility (which as of June 30, 2016 had borrowing capacity reduced to $45.5 million as a result of $19.5 million in mandatory reductions pursuant to the agreement and $35 million in voluntary reductions, as allowed by the agreement) was increased to $250.0 million, and the maturity date was extended from November 15, 2016 to July 20, 2021.

As of December 31, 2016, we had $26.2 million borrowed and $223.8 million remaining in available borrowings of the $250.0 million maximum principal available under the Amended Credit Facility.

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

In addition to other customary covenants for a facility of this nature, as of December 31, 2016, we are required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 3.5:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1. As of December 31, 2016, the Company’s leverage ratio and fixed charge coverage ratios were 0.5:1 and 47.1:1, respectively.

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

At December 31, 2016, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.00%. At December 31, 2016, the one-month LIBOR interest rate was 0.77%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

We may prepay borrowings under the Amended Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid may be re-borrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

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

OFF-BALANCE SHEET ARRANGEMENTS

The shopping center adjacent to the Atlantis (the “Shopping Center”) is owned by Biggest Little Investments, L.P. (“BLI”). John Farahi and Bob Farahi, Co-Chairmen of the Board and executive officers of the Company, and Ben Farahi are the three largest stockholders (the “Farahi Family Stockholders”) of Monarch and each also beneficially owns limited partnership interests in BLI. Maxum LLC is the sole general partner of BLI, and Ben Farahi is the sole managing member of Maxum LLC. Neither John Farahi nor Bob Farahi has any management or operational control over BLI or the Shopping Center. Until May 2006, Ben Farahi held the positions of Co-Chairman of the Board, Secretary, Treasurer and Chief Financial Officer of the Company.

In response to customer demand for more convenient surface parking at the Atlantis, and after detailed analysis, on August 28, 2015, the Company, through its subsidiary Golden Road, entered into a 20-year lease (the “Parking Lot Lease”) with BLI with respect to a portion of the Shopping Center. This lease gives the Atlantis the right to use a parcel, approximately 4.15 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis (the “Leased Property”). The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. We demolished the commercial building on the Leased Property and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five year anniversary. In addition, we are responsible for payment of property taxes, utilities and maintenance expenses related to the Leased Property. We have an option to renew the Parking Lot Lease for an additional 10-year term. If we elect not to exercise our renewal option, we will be obligated to pay BLI $1.6 million. For the years ended December 31, 2016 and 2015, the Company paid approximately $695 thousand and $85 thousand in parking lot rent, respectively.

A driveway (the “Driveway Project”) that is being shared between the Atlantis and the Shopping Center was completed and opened on September 30, 2004. The Shopping Center is controlled by BLI. As part of the Driveway Project, in January 2004, we leased (the “Driveway Lease”) approximately 37,400 square-foot corner section of the Shopping Center, for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to a cost of living increase on each five year anniversary of the Driveway Lease. As of December 31, 2016, the annual rent is $377 thousand. In August 2015, we exercised our option to extend the lease for three individual five-year terms in addition to the 15 year initial term. At the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million. We were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the 15-year expected economic useful life of the asset; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $377 thousand in lease payments for the leased driveway space during each of the years ended December 31, 2016 and 2015.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of December 31, 2016 and the next five years and thereafter are as follows (in millions):

	Payments due by period (1)
		Less			Greater
		than 1	1 to 3	3 to 5	than 5
	Total	year	years	years	years
Operating Leases (2)	$21.7	$1.1	$2.1	$1.4	$17.1
Purchase Obligations (3)	12.9	8.5	2.5	1.9	—
Construction Contracts (4)	2.1	2.1	—	—	—
Borrowings Under Credit Facility (5)	26.2	—	—	26.2	—
Total Contractual Cash Obligations	$62.9	$11.7	$4.6	$29.5	$17.1

(1)

Because interest payments under our Credit Facility are subject to factors that, in our judgment, vary materially, the amount of future interest payments is not presently determinable. These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the rate at which we deploy capital and other spending which, in turn, impacts the level of future borrowings. The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.50%, or the Prime Rate. The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings as of the end of the most recent quarter. Based on our leverage ratio, at December 31, 2016, pricing was LIBOR plus 1.00% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At December 31, 2016, the one-month LIBOR rate was 0.77%.

(2)	Operating leases include the Driveway Lease and the Parking Lot Lease.

(3)

Purchase obligations represent approximately $4.8 million of commitments related to capital projects and approximately $8.1 million of materials and supplies used in the normal operation of our business. Of the total purchase order and construction commitments, approximately $12.9 million are cancelable by us upon providing a 30-day notice.

(4)

Construction contracts obligations represent commitments related to the expansion projects at Monarch Casino Black Hawk. The $2.1 million of the commitment represents retainage of the new garage structure construction contractual obligation.

(5)	The amount represents outstanding draws against the Amended Credit Facility as of December 31, 2016.

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

Allowance for Doubtful Accounts

The Company extends short-term credit to its gaming customers. Such credit is non-interest bearing and is due on demand. In addition, the Company also has receivables due from hotel guests which are primarily secured with a credit card at the time a customer makes reservation or checks in. An allowance for doubtful accounts is established for all Company receivables based upon the Company’s historical collection and write-off experience, unless situations warrant a specific identification of a necessary reserve related to certain receivables. The Company writes off its uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables approximates fair value due to the short-term nature of the receivables.

Self-insurance Reserves

We are currently self-insured up to certain stop loss amounts for Atlantis workers’ compensation and certain medical benefit costs provided to all of our employees. As required by the state of Colorado, we are fully insured for Monarch Casino Black Hawk workers’ compensation costs. The Company reviews self-insurance reserves at least quarterly. The reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reports prepared by the third party plan administrator for any significant unpaid claims. The Company engages third party actuaries at least once per year for a more precise reserves review and calculation. The reserve is an amount estimated to pay both reported and unreported claims as of the balance sheet date. We believe changes in medical costs, trends in claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for this reserve. Unforeseen developments in existing claims, or the possibility that our estimate of unreported claims differs materially from the actual amount of unreported claims, could result in the over or under estimation of our self-insurance reserve.

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. The Company capitalized $548 thousand, $533 thousand and $152 thousand of interest during the years ended December 31, 2016, 2015 and 2014, respectively.

Casino Revenues

Casino revenues represent the net win from gaming activity, which is the difference between the amounts won and lost. Additionally, net win is reduced by a provision for anticipated payouts on slot participation fees, progressive jackpots and any pre-arranged marker discounts. Progressive jackpot provisions are recognized in two components: 1) as wagers are made for the share of player’s wagers that are contributed to the progressive jackpot award and 2) as jackpots are won for the portion of the progressive jackpot award contributed by the Company.

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

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”). ASU No. 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08) gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test as appropriate. The Company tests goodwill for impairment annually during the fourth quarter of each year, or whenever events or circumstances make it more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of the Company’s casino properties is considered to be a reporting unit. We perform qualitative analysis to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount by assessing the relevant events and circumstances. If that is the case, the Company utilizes two-step testing process. In the first step, the estimated fair value of each reporting unit is compared with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its estimated fair value, then the goodwill of the reporting unit is considered to be impaired, and impairment is measured in the second step of the process. In the second step, the Company estimates the implied fair value of the reporting unit’s goodwill by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. As of December 31, 2016, we had goodwill totaling $25.1 million related to the purchase of Monarch Casino Black Hawk.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) that amends the FASB ASC and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. The effective date is for the annual and interim periods beginning after December 15, 2017. The Company plans to adopt this standard effective January 1, 2018.This standard will affect the Company’s accounting policy in relation to the Non-discretionary loyalty program transactions. Based on a clarification from the FASB, complementary revenue represents a consideration payable to a customer and therefore is to be treated as a deduction to revenue at the time of the transaction and at the price of the complementary being offered. The Company expects the majority of such amounts will offset casino revenues.  The standard also changes the presentation of promotional allowances to be shown as a direct reduction of gross revenues instead of being presented as a separate line on the Statement of Income. The Company also expects the accounting for our player program to be impacted, with possible changes to the timing and/or classification of certain transactions within revenues and between revenues and operating expenses as we transition from the immediate revenue/cost accrual model to the deferred revenue model. The quantitative effects of these changes have not yet been determined and are still being analyzed. The company is planning to adopt this standard on a modified retrospective basis.

In August 2014, the FASB issued an ASU that requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity’s ability to continue as a going concern exist when relevant conditions and events, consolidated and aggregated, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statement are issued. Currently, there is no guidance in U.S. GAAP for management’s responsibility to perform an evaluation. Under the update, management’s evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company has adopted this standard effective December 31, 2016. The adoption of this standard did not have an impact on our Consolidated Financial Statements.

In April 2015, the FASB issued an ASU that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, FASB issued an ASU which clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to the additional guidance, line-of-credit arrangements will continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement. The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this standard effective January 1, 2016. Because our credit facility is a line-of-credit arrangement, the adoption of this standard did not have any impact on our Consolidated Financial Statements.

In July 2015, the FASB issued an ASU which changes the measurement principle for inventories valued under the first-in, first-out or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined by FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The effective date for this guidance is for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company believes that the impact of the adoption of this standard will have minimal effect, if any, on its Consolidated Financial Statements, due to the nature of its inventory, consisting primarily of food, beverages, and retail merchandise.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The effective date for this update is for the annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company will adopt this standard effective January 1, 2017. Currently, excess tax benefits or deficiencies from the Company's equity awards are recorded as additional paid-in capital in its Consolidated Balance Sheets. Upon adoption, the Company will record any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Income in the reporting periods in which vesting occurs. As a result, subsequent to adoption the Company's income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards. We have elected to keep the accounting policy of estimated forfeitures, rather than account for forfeitures as they occur.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of December 31, 2016 subject to market risk. As of December 31, 2016, we had $26.2 million of outstanding debt under our Credit Facility that was subject to credit risk. A 1% increase in the interest rate on the balance outstanding under the Credit Facility at December 31, 2016 would result in a change in our annual interest cost of approximately $0.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Monarch Casino & Resort, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Casino & Resort, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Monarch Casino & Resort, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 14, 2017

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Casino	$168,861	$156,843	$145,134
Food and beverage	60,269	56,500	52,314
Hotel	23,374	22,629	21,733
Other	11,640	11,198	10,394
Gross revenues	264,144	247,170	229,575
Less promotional allowances	(47,112)	(44,925)	(41,808)
Net revenues	217,032	202,245	187,767

Operating expenses
Casino	69,529	65,970	61,583
Food and beverage	24,627	22,249	21,410
Hotel	7,231	6,787	5,992
Other	3,855	3,963	3,545
Selling, general and administrative	57,730	54,779	52,987
Depreciation and amortization	14,835	15,933	17,824
Loss on disposition of assets	677	9	343
Colorado ballot initiative costs	—	—	1,864
Total operating expenses	178,484	169,690	165,548
Income from operations	38,548	32,555	22,219

Other expenses
Interest expense, net of amounts capitalized	(616)	(679)	(1,104)
Total other expense	(616)	(679)	(1,104)

Income before income taxes	37,932	31,876	21,115
Provision for income taxes	(13,358)	(11,217)	(6,930)
Net income	$24,574	$20,659	$14,185

Earnings per share of common stock
Net income
Basic	$1.42	$1.22	$0.85
Diluted	$1.39	$1.19	$0.83

Weighted average number of common shares and potential common shares outstanding
Basic	17,305	16,948	16,734
Diluted	17,664	17,335	17,107

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$26,383	$21,164
Receivables, net	5,036	3,729
Income taxes receivable	408	611
Inventories	3,097	2,881
Prepaid expenses	4,487	3,402
Total current assets	39,411	31,787
Property and equipment
Land	29,549	29,549
Land improvements	6,914	6,701
Buildings	191,370	150,966
Buildings improvements	24,511	23,255
Furniture and equipment	134,603	134,704
Construction in progress	9,767	37,424
Leasehold improvements	2,688	1,347
	399,402	383,946
Less accumulated depreciation and amortization	(184,503)	(180,792)
Net property and equipment	214,899	203,154
Other assets
Goodwill	25,111	25,111
Intangible assets, net	5,035	6,200
Deferred income taxes	7,354	7,415
Other assets, net	3,355	1,179
Total other assets	40,855	39,905
Total assets	$295,165	$274,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$40,900
Accounts payable	8,720	6,747
Construction accounts payable	2,605	1,407
Accrued expenses	23,795	21,873
Total current liabilities	35,120	70,927
Long-term debt	26,200	—
Total liabilities	61,320	70,927
Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 17,468,269 outstanding at December 31, 2016; 17,202,699 outstanding at December 31, 2015	191	191
Additional paid-in capital	23,834	22,728
Treasury stock, 1,628,031 shares at December 31, 2016 ; 1,893,601 shares at December 31, 2015	(22,158)	(26,404)
Retained earnings	231,978	207,404
Total stockholders’ equity	233,845	203,919
Total liabilities and stockholders’ equity	$295,165	$274,846

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2013	16,482,768	$191	$30,926	$172,560	$(39,797)	$163,880
Net exercise of stock options	330,026	—	(9,553)	—	6,827	(2,726)
Excess tax benefit from stock-based compensation	—	—	386	—	—	386
Stock-based compensation expense	—	—	1,226	—	—	1,226
Net income	—	—	—	14,185	—	14,185
Balance, December 31, 2014	16,812,794	$191	$22,985	$186,745	$(32,970)	$176,951
Net exercise of stock options	389,905	—	(2,666)	—	6,566	3,900
Excess tax benefit from stock-based compensation	—	—	865	—	—	865
Stock-based compensation expense	—	—	1,544	—	—	1,544
Net income	—	—	—	20,659	—	20,659
Balance, December 31, 2015	17,202,699	$191	$22,728	$207,404	$(26,404)	$203,919
Net exercise of stock options	265,570	—	(1,312)	—	4,246	2,934
Excess tax benefit from stock-based compensation	—	—	737	—	—	737
Stock-based compensation expense	—	—	1,681	—	—	1,681
Net income	—	—	—	24,574	—	24,574
Balance, December 31, 2016	17,468,269	$191	$23,834	$231,978	$(22,158)	$233,845

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$24,574	$20,659	$14,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,835	15,933	17,824
Amortization of deferred loan costs	410	338	305
Stock-based compensation	1,681	1,544	1,226
Excess tax benefit from stock-based compensation	(737)	(865)	(1,079)
Provision for bad debts	74	240	51
Loss (gain) on disposition of assets	677	(9)	343
Deferred income taxes	798	(241)	336
Changes in operating assets and liabilities:
Receivables	(1,381)	(922)	(470)
Inventories	(216)	(35)	(171)
Prepaid expenses	(1,085)	(289)	(1,191)
Accounts payable	1,973	(1,186)	(733)
Accrued expenses	1,922	2,546	1,150
Income taxes	203	528	(531)
Net cash provided by operating activities	43,728	38,241	31,245

Cash flows from investing activities:
Proceeds from sale of assets	29	34	84
Change in construction payable	1,198	(383)	1,790
Acquisition of property and equipment	(26,121)	(37,676)	(21,719)
Net cash used in investing activities	(24,894)	(38,025)	(19,845)

Cash flows from financing activities:
Net exercise of stock options	2,934	3,900	(2,726)
Excess tax benefit from stock-based compensation	737	865	1,079
Loan issuance cost	(2,586)	—	—
Principal payments on long-term debt	(14,700)	(5,400)	(7,500)
Net cash used in financing activities	(13,615)	(635)	(9,147)

Net increase (decrease) in cash	5,219	(419)	2,253
Cash and cash equivalents at beginning of period	21,164	21,583	19,330
Cash and cash equivalents at end of period	$26,383	$21,164	$21,583

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$206	$374	$853
Cash paid for income taxes	$12,375	$10,930	$7,300
Conversion of short term deposit to long term deposit	$—	$908	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Monarch Casino & Resort, Inc., was incorporated in 1993 and, through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”). Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”), Golden East, Inc. (“Golden East”) and Golden North, Inc. (“Golden North”), each owns separate parcels of land located proximate to the Atlantis.

Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, acquired Riviera Black Hawk, Inc., owner of the Riviera Black Hawk Casino on April 26, 2012. Riviera Black Hawk, Inc. was renamed Monarch Black Hawk, Inc. and Riviera Black Hawk Casino was renamed Monarch Casino Black Hawk in October 2013. Monarch Growth also owns a parcel of land in Black Hawk, Colorado contiguous to the Monarch Casino Black Hawk. In addition to owning the Monarch Casino Black Hawk, Monarch Black Hawk, Inc. also wholly owns Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed related to extended licensure for extended hours of liquor operation in Black Hawk. The Company has included the results of Monarch Black Hawk, Inc. in its consolidated financial statements since the date of acquisition.

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

Allowance for Doubtful Accounts

The Company extends short-term credit to its gaming customers. Such credit is non-interest bearing and is due on demand. In addition, the Company also has receivables due from hotel guests which are primarily secured with a credit card at the time a customer checks in. An allowance for doubtful accounts is set up for all Company receivables based upon the Company’s historical collection and write-off experience, unless situations warrant a specific identification of a necessary reserve related to certain receivables. The Company writes off its uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables approximates fair value due to the short-term nature of the receivables.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment is depreciated principally on a straight line basis over the estimated useful lives as follows:

Land improvements	15	-	40	years
Buildings	30	-	40	years
Building improvements	5	-	40	years
Furniture	5	-	10	years
Equipment	3	-	20	years

The Company evaluates property and equipment and other long-lived assets for impairment in accordance with the guidance for accounting for the impairment or disposal of long-lived assets. For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, the Company reviews fixed assets for impairment annually during the fourth quarter of each year or whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For the years ended December 31, 2016, 2015 and 2014, there were no impairment charges.

Change in Accounting Estimate of Depreciable Life of Monarch Casino Black Hawk Parking Structure

In December 2013, the Company began construction of a new parking facility at Monarch Casino Black Hawk. Upon completion of the new structure, the Company planned to demolish the existing parking structure. At December 31, 2013, the existing parking structure had a net book value of approximately $4.8 million and a remaining depreciable life of approximately 37 years. The new parking facility was estimated to be completed on March 31, 2015. In accordance with Financial Accounting Standards Board (“FASB”) accounting standards codification (“ASC”) 250-10-45-17, effective January 1, 2014, the Company modified the estimated depreciable life of the existing parking structure to 15 months; the period from January 1, 2014 through the estimated demolition commencement date of March 31, 2015. As a result of this modification to the estimated depreciable life, depreciation expense of the existing parking structure increased by approximately $0.3 million per month (approximately $0.2 million net of tax). In July 2014, because of a delayed construction schedule, the Company revised the new parking facility completion date to December 31, 2015. At this time, the existing parking structure had a net book value of approximately $2.9 million. The Company modified the estimated depreciable life of the existing parking structure to 18 months; the period from July 1, 2014 through the revised estimated demolition commencement date of December 31, 2015. In October 2015, the general contractor notified the Company that further delay was expected and completion was then expected in the second quarter of 2016 at which time demolition of the existing structure would commence. At September 30, 2015, the existing parking structure had a net book value of approximately $0.4 million. Beginning in October 2015, the Company reduced the monthly depreciation expense to $0.04 million to reflect the revised depreciable life of the existing parking structure. The existing parking structure was fully depreciated as of June 30, 2016. The parking structure was demolished in the fourth quarter of 2016.

For the twelve months ended December 31, 2016, the effect of the change in estimate was an increase of depreciation expense by $0.3 million, a decrease of net income by $0.2 million and a decrease of basic and diluted earnings per share by approximately $0.01. For the twelve months ended December 31, 2015, the effect of the change in estimate was an increase of depreciation expense by $1.4 million, a decrease of net income by $0.9 million and a decrease of basic and diluted earnings per share by approximately $0.05. For the twelve months ended December 31, 2014, the effect of the change in estimate was an increase of depreciation expense by $2.9 million, a decrease of net income by $1.9 million and a decrease of basic and diluted earnings per share by $0.11.

Goodwill

The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”). ASC Topic 350 gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test as appropriate. The Company tests its goodwill for impairment annually during the fourth quarter of each year, or whenever events or circumstances make it more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of the Company’s casino properties is considered to be a reporting unit. We perform a qualitative analysis to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount by assessing the relevant events and circumstances. If that is the case, the Company utilizes a two-step testing process. In the first step, the estimated fair value of each reporting unit is compared with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its estimated fair value, then the goodwill of the reporting unit is considered to be impaired, and impairment is measured in the second step of the process. In the second step, the Company estimates the implied fair value of the reporting unit's goodwill by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess.

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations in April 2012. As of December 31, 2016 and 2015, we had goodwill totaling $25.1 million related to the purchase of Black Hawk, Inc. (see NOTE 3).

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

The customer relationship intangible asset represents the value associated with Monarch Casino Black Hawk’s rated casino guests. The initial fair value of the customer relationship intangible asset was estimated based on the projected net cash flows associated with these casino guests. The recoverability of the Company’s customer relationship intangible asset could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would impact the expected future cash flows associated with the rated casino guests, declines in the number of visitations which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying value of the customer relationship intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized. As of December 31, 2016 and 2015, the customer relationships net intangible asset balance was $5.0 million and $6.2 million, respectively.

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

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related debt agreement. Loan issuance costs are included in “Other assets, net” on the Company’s condensed consolidated balance sheets. As of December 31, 2016 loan issuance costs, net of amortization, was $2.4 million.

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects.  When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. The Company capitalized $548 thousand, $381 thousand and $152 thousand of interest during the years ended December 31, 2016, 2015 and 2014, respectively.

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

The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are primarily included in casino operating expenses and are as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Food and beverage	$25,743	$23,761	$22,855
Hotel	3,039	3,157	2,893
Other	1,943	2,070	1,732
	$30,725	$28,988	$27,480

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense, which is included in selling, general and administrative expense, was $5.4 million, $5.2 million and $5.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as casino expense in the accompanying Consolidated Statements of Income. These taxes totaled $20.3 million, $18.2 million and $16.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Years ended December 31,
	2016		2015		2014
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount

Basic	17,305	$1.42	16,948	$1.22	16,734	$0.85
Effect of dilutive stock options	359	(0.03)	387	(0.03)	373	(0.02)
Diluted	17,664	$1.39	17,335	$1.19	17,107	$0.83

The following options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the December 31, 2016 closing market price of the common shares and their inclusion would be antidilutive:

	Years ended December 31,
	2016			2015			2014
Options to purchase shares of common stock	106,102			115,536			563,633
Exercise prices	$28.02	-	$29.00	$23.09	-	$29.00	$16.66	-	$29.00
Expiration dates (month/year)	11/17-10/20			05/16-11/25			05/15-11/24

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

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued an accounting standard update (“ASU”) that amends the FASB ASC and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. The effective date is for the annual and interim periods beginning after December 15, 2017. The Company plans to adopt this standard effective January 1, 2018. This standard will affect the Company’s accounting policy in relation to the Non-discretionary loyalty program transactions. Based on a clarification from the FASB, complementary revenue represents a consideration payable to a customer and therefore is to be treated as a deduction to revenue at the time of the transaction and at the price of the complementary being offered. The Company expects the majority of such amounts will offset casino revenues. The standard also changes the presentation of promotional allowances to be shown as a direct reduction of gross revenues instead of being presented as a separate line on the Statement of Income. The Company also expects the accounting for our player program to be impacted, with possible changes to the timing and/or classification of certain transactions within revenues and between revenues and operating expenses as we transition from the immediate revenue/cost accrual model to the deferred revenue model. The quantitative effects of these changes have not yet been determined and are still being analyzed. The company is planning to adopt this standard on a modified retrospective basis.

In August 2014, the FASB issued an ASU that requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity’s ability to continue as a going concern exist when relevant conditions and events, consolidated and aggregated, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statement are issued. Currently, there is no guidance in U.S. GAAP for management’s responsibility to perform an evaluation. Under the update, management’s evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company has adopted this standard effective December 31, 2016. The adoption of this standard does not have a material impact on our Consolidated Financial Statements.

In April 2015, the FASB issued an ASU that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, FASB issued an ASU which clarifies that the guidance issued in April 2015 does not apply to line-of-credit arrangements. According to the additional guidance, line-of-credit arrangements will continue to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the arrangement. The effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this standard effective January 1, 2016. Because our credit facility is a line-of-credit arrangement, the adoption of this standard does not have any impact on our Consolidated Financial Statements.

In July 2015, the FASB issued an ASU which changes the measurement principle for inventories valued under the first-in, first-out or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined by FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The effective date for this guidance is for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company believes that the impact of the adoption of this standard will have minimal effect, if any, on its Consolidated Financial Statements, due to the nature of its inventory, consisting primarily of food, beverages, and retail merchandise.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The effective date for this update is for the annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company will adopt this standard effective January 1, 2017. Currently, excess tax benefits or deficiencies from the Company's equity awards are recorded as additional paid-in capital in its Consolidated Balance Sheets. Upon adoption, the Company will record any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Income in the reporting periods in which vesting occurs. As a result, subsequent to adoption the Company's income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards The Company has elected to keep the accounting policy of estimated forfeitures, rather than account for forfeitures as they occur.

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

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 31,
	2016	2015
Casino	$4,241	$3,317
Hotel	873	599
Other	297	264
	5,411	4,180
Less allowance for doubtful accounts	(375)	(451)
	$5,036	$3,729

The increase in accounts receivable as of December 31, 2016 compared to 2015 was primarily due to timing in payment collection, resulting from fiscal year-end calendar differences.

The Company calculates an allowance for doubtful accounts by applying a percentage, estimated by management based on historical aging experience, to the accounts receivable balance. The Company recorded bad debt expense of $74 thousand, $240 thousand and $51 thousand in 2016, 2015 and 2014, respectively.

NOTE 3. GOODWILL AND INTANGIBLE

Goodwill of $25.1 million at December 31, 2016 represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination. To assist in the Company’s determination of the purchase price allocation for the Monarch Casino Black Hawk, the Company engaged a third-party valuation firm regarding the assets acquired and liabilities assumed in its acquisition.

Intangible assets consist of the following at December 31, (in thousands except years):

	2016	2015
Customer list
Total intangible assets	$10,490	$10,490
Less accumulated amortization:	(5,455)	(4,290)
Intangible assets, net	$5,035	$6,200
Weighted-average life in years	4.3	5.3

Amortization expense of $1.2 million was recognized for each of the years ended December 31, 2016 and 2015. Estimated amortization expense for the years ending December 31, 2017 through 2021is as follows (in thousands):

Year	Expense
2017	$1,165
2018	1,165
2019	1,165
2020	1,165
2021	375
Total	$5,035

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

NOTE 4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015
Accrued salaries, wages and related benefits	$8,341	$7,756
Progressive slot machine and other gaming accruals	10,295	9,654
Accrued gaming taxes	2,588	2,396
Accrued interest	3	2
Other accrued liabilities	2,568	2,065
	$23,795	$21,873

The increase in accrued expenses as of December 31, 2016 compared to 2015 was primarily due to the timing of payments at December 31, 2016 compared to December 31, 2015.

NOTE 5. LEASE COMMITMENTS

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

On August 28, 2015, Monarch, through its subsidiary Golden Road, entered into a 20-year lease agreement with BLI, for a portion of the Shopping Center, consisting of an approximate 46,000 square-foot commercial building on approximately 4.15 acres land adjacent to the Atlantis (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The Company demolished the commercial building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand, commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five year anniversary. In addition, the Company is responsible for payment of property taxes, utilities and maintenance expenses related to the Leased Property. The Company has an option to renew the Parking Lot Lease for an additional 10-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. In 2016, the Company paid $695 thousand for rent and $60 thousand for operating expenses relating to this lease. In 2015, the Company paid $85 thousand for rent and $12 thousand for operating expenses relating to this lease.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square-feet from BLI for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent of the Driveway Lease is subject to a cost of living adjustment increase on each five year anniversary of the Driveway Lease. The total cost of the improvements was $2.0 million of which $1.35 million was paid by the Company. The cost of the driveway improvements is being depreciated over the 15-year expected economic life of the asset; some components of the driveway are being depreciated over a shorter period of time. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15 year term in the existing Driveway Lease Agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. The annual rent for the years 2016, 2015 and 2014 was $377 thousand, $377 thousand and $350 thousand, respectively. In addition, the Company paid $37 thousand, $84 thousand and $119 thousand, respectively, for operating expenses to this lease.

The Company accounts for its rental expense using the straight-line method over the original lease term. Rental increases based on the change in the CPI are contingent and accounted for prospectively.

Following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms for the next five years (in thousands):

Operating
Leases
Year ending December 31,
2017	$1,072
2018	1,072
2019	1,072
2020	1,072
2021	1,072
Total minimum lease payments	$5,360

Rental expense for operating leases amounted to $1.5 million,  $1.0 million and $0.9 million in 2016, 2015 and 2014, respectively, as reported in Operating expenses in the Consolidated Statements of Income.

NOTE 6. LONG-TERM DEBT

On July 20, 2016, the Company entered into the Amended Credit Facility, under which our former $100 million credit facility (under which as of June 30, 2016 the borrowing capacity had been reduced to $45.5 million as a result of $19.5 million in mandatory reductions pursuant to the agreement and $35 million in voluntary reductions, as allowed by the agreement) was increased to $250 million, and the maturity date was extended from November 15, 2016 to July 20, 2021.

As of December 31, 2016, the Company had $26.2 million borrowed and $223.8 million remaining in available borrowings of the $250.0 million maximum principal available under the Amended Credit Facility.

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

In addition to other customary covenants for a facility of this nature, as of December 31, 2016, we are required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 3.5:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1. As of December 31, 2016, the Company’s leverage ratio and fixed charge coverage ratios were 0.5:1 and 47.1:1, respectively.

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

At December  31, 2016, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.00%. At December  31, 2016, the one-month LIBOR interest rate was 0.77%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

We may prepay borrowings under the Amended Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid may be re-borrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

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

NOTE 7. TAXES

Income Taxes

The Company’s income tax provision (benefit) consists of the following (in thousands):

	Years ended December 31,
	2016	2015	2014
Federal	$12,834	$11,968	$6,935
State	477	359	46
Current tax provision	13,311	12,327	6,981
Federal	99	(1,117)	637
State	(52)	7	(688)
Deferred tax (benefit) provision	47	(1,110)	(51)
Total tax provision	$13,358	$11,217	$6,930

The income tax provision differs from that computed at the federal statutory rate as follows:

	Years ended December 31,
	2016	2015	2014
Federal tax at the statutory rate	35.00%	35.00%	35.00%
State tax (net of federal benefit)	0.70%	0.72%	(1.84)%
Permanent items	0.27%	0.34%	3.49%
Tax credits	(0.96)%	(0.73)%	(1.03)%
Other	0.23%	(0.14)%	(2.80)%
	35.24%	35.19%	32.82%

The effective tax rate increased in 2016 compared to 2015 due to the dilutive effects of the increase to pre-tax book income.

The Company recorded $737 thousand, $865 thousand and $386 thousand as increases to contributed capital from certain tax benefits for employee stock-based compensation for the years ended December 31, 2016, 2015 and 2014, respectively.

The components of the deferred income tax assets and liabilities at December 31, 2016 and 2015, as presented in the consolidated balance sheets, are as follows (in thousands):

	2016	2015
DEFERRED TAX ASSETS
Stock-based compensation	$2,198	$2,039
Compensation and benefits	1,113	1,033
Bad debt reserves	136	163
Accrued expenses	1,991	1,695
Fixed assets and depreciation	2,305	2,626
Base stock	6	10
State Taxes	144	133
NOLs & credit carry-forwards	3,295	3,831
Deferred income tax asset	$11,188	$11,530
DEFERRED TAX LIABILITIES
Intangibles and amortization	$(1,811)	$(2,235)
Prepaid expenses	(1,365)	(1,279)
Real estate taxes	(154)	(150)
Other Reserves	(138)	(95)
Federal deduction on deferred state taxes	(366)	(356)
Deferred income tax liability	$(3,834)	$(4,115)
NET DEFERRED INCOME TAX ASSET	$7,354	$7,415

As of December 31, 2016 the Company had $6.1 million of federal net operating loss (“NOL”) carryforwards, general business credit (“GBC”) carryforwards of $0.3 million and $19.7 million of state NOL carryforwards, acquired as part of the Monarch Casino Black Hawk (formerly Rivera Black Hawk) acquisition. The federal NOL carryforwards expire in 2021 through 2031. The federal GBC carryforwards expire in 2023 through 2032. The state NOL carryforwards expire in 2022 through 2032.

The acquired federal and state NOL and federal GBC carryforwards are subject to Internal Revenue Code change of ownership limitations. Accordingly, future utilization of the carryforwards is subject to an annual base limitation of $1.25 million that can be applied against future taxable income.

The Company acquired NOLs of Monarch Black Hawk generated in tax years 2000 through 2012. The statute of limitation for assessment for these NOL years is determined by reference to the year the NOL is used to reduce taxable income. Consequently, the separate returns that included Monarch Black Hawk remain subject to examination by the Internal Revenue Service (the “IRS”). The Company’s income tax returns from 2013 forward are subject to examination by the IRS.

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

No uncertain tax positions were recorded as of December 31, 2016, 2015 and 2014.  No change in uncertain tax positions is anticipated over the next twelve months.

No interest expense or penalties for uncertain tax positions were recorded for years ended December 31, 2016, 2015 and 2014.

NOTE 8. BENEFIT PLANS

Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 100% of their pre-tax compensation, but not more than statutory limits. The Company’s matching contributions were approximately $332 thousand, $318 thousand, and $283 thousand for years ended December 31, 2016, 2015 and 2014, respectively.

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

The share reserve under the 2014 Plan includes 1,000,000 new shares and the shares available for grant or subject to outstanding awards under the Predecessor Plans, for an aggregate amount of up to 2,093,331 common shares as of December 31, 2016. By its terms, the 2014 Plan will expire in May 2024 after which no options may be granted unless the 2014 Plan is amended or replaced.

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

A summary of the stock option activity as of and for the year ended December 31, 2016 is presented below:

		Weighted Average
			Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Options	Shares	Price	Term		Value
Outstanding at beginning of period	2,038,587	$15.67	—		—
Granted	411,947	22.37	—		—
Exercised	(360,175)	14.20	—		—
Forfeited	(147,000)	18.29	—		—
Expired	(11,100)	17.24	—		—
Outstanding at end of period	1,932,259	$17.12	7.2	yrs.	$17,068,441
Exercisable at end of period	764,261	$15.62	5.2	yrs.	$8,096,896

A summary of the status of the Company’s nonvested shares as of, and for the year ended, December 31, 2016 is presented below:

		Weighted-Average
		Grant Date Fair
Nonvested Shares	Shares	Value
Nonvested at January 1, 2016	1,240,004	$4.97
Granted	411,947	6.67
Vested	(336,953)	5.21
Forfeited	(147,000)	5.61
Nonvested at December 31, 2016	1,167,998	$5.39

Expense Measurement and Recognition:

The Company recognizes stock-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Unrecognized costs related to all stock-based awards outstanding at December 31, 2016 totaled approximately $4.4 million and is expected to be recognized over a weighted average period of 2.6 years.

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

	Years ended December 31,
	2016	2015	2014
Expected volatility	35.81%	39.10%	34.95%
Expected dividends	—	—	—
Expected life (in years)
Directors’ plan	2.73	3.97	3.59
Executives plan	4.71	4.28	4.31
Employees plan	4.10	3.97	3.59
Weighted average risk free rate	1.14%	1.14%	1.06%

Weighted average grant date fair value per share of options granted	$6.67	$5.90	$4.02
Total fair value of shares vested	$1,758	$1,041	$913
Total intrinsic value of options exercised	$3,276	$4,321	$8,921
Cash received for all stock option exercises	$2,934	$3,900	$12,595
Tax benefit realized from stock awards exercised	$1,146	$1,512	$3,122

The risk-free interest rate is based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. The Company has determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility as compared to the Company’s experience.

Reported stock-based compensation expense was classified as follows (in thousands):

	For the Year ended December 31,
	2016	2015	2014
Casino	$95	$58	$45
Food and beverage	101	85	68
Hotel	37	21	11
Selling, general and administrative	1,448	1,380	1,102
Total stock-based compensation, before taxes	1,681	1,544	1,226
Tax benefit	(588)	(540)	(429)
Total stock-based compensation, net of tax	$1,093	$1,004	$797

NOTE 10: STOCK REPURCHASE PLAN

On October 22, 2014, the board of directors of Monarch authorized a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, the board of directors authorized a program to repurchase up to 3,000,000 shares of the Company’s common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. The Repurchase Plan does not obligate the Company to acquire any particular amount of common stock and the plan may be suspended at any time at the Company’s discretion, and it will continue until exhausted. The actual timing, number and value of shares repurchased under the repurchase program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market economic conditions and applicable legal requirements. The Company has made no purchases under the Repurchase Plan.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road, entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”) consisting of an approximate 46,000 square-foot commercial building on approximately 4.15 acres of land adjacent to the Atlantis (the “Leased Property”). The Company demolished the building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five year anniversary. In addition, the Company is responsible for payment of property taxes, utilities and maintenance expenses related to the Leased Property. The Company has an option to renew the Parking Lot Lease for an additional 10-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For the years ended December 31, 2016 and 2015, the Company paid $695 thousand and $85 thousand respectively in rent, plus $60 thousand and $12 thousand respectively for operating expenses to this lease.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15 year term in the existing Driveway Lease Agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. As of December 31, 2016, the annual rent is $377 thousand. For the years ended December 31, 2016,  2015 and 2014, the Company paid $377 thousand, $377 thousand and $350 thousand respectively in rent, plus $37 thousand, $84 thousand and $119 thousand respectively for operating expenses to this lease.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by Farahi Family Stockholders and paid $127 thousand, $142 thousand and $125 thousand for the years ended December 31, 2016, 2015 and 2014, respectively, for such leases.

NOTE 13. SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since December 31, 2016 that required recognition or disclosure in the consolidated financial statements.

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly financial information for 2016 and 2015 (in thousands, except per share amounts):

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$49,749	$54,578	$57,109	$55,596	$217,032
Operating expenses	42,590	45,633	44,857	45,404	178,484
Income from operations	7,159	8,945	12,252	10,192	38,548
Net income	4,575	5,695	7,834	6,470	24,574

Income per share of common stock
Basic	$0.27	$0.33	$0.45	$0.37	$1.42
Diluted	$0.26	$0.32	$0.45	$0.36	$1.39

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$47,171	$50,013	$53,576	$51,485	$202,245
Operating expenses	40,700	41,965	43,527	43,498	169,690
Income from operations	6,471	8,048	10,049	7,987	32,555
Net income	4,043	5,099	6,394	5,123	20,659

Income per share of common stock
Basic	$0.24	$0.30	$0.38	$0.30	$1.22
Diluted	$0.24	$0.29	$0.37	$0.29	$1.19

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the evaluation date. No changes were made to our internal control over financial reporting (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) during the last fiscal year that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears in Item 8 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Monarch Casino & Resort, Inc. and subsidiaries:

We have audited Monarch Casino & Resort, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Monarch Casino & Resort, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Monarch Casino & Resort, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries as of December 31, 2016 and 2015, the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 of Monarch Casino & Resort, Inc. and subsidiaries and our report dated March 14, 2017 expressed an unqualified opinion thereon.

4
/s/ Ernst & Young LLP
Las Vegas, Nevada
March 14, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 14, 2017. We expect to file the Company’s Proxy Statement with the Commission not later than April 29, 2017.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 14, 2017. We expect to file the Company’s Proxy Statement with the Commission not later than April 29, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Following is information related to the Company’s equity compensation plan.

Number of
	securities to be		Number of securities
	issued upon	Weighted average	remaining available for
	exercise of	exercise price of	future issuance under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (F1)	1,932,259	$17.12	161,072
Equity compensation plans not approved by security holders	—	—	—
Total	1,932,259	$17.12	161,072

(F1) Includes the 1993 Directors’ Stock Option Plan, 1993 Employee Stock Option Plan and 1993 Executive Long-Term Incentive Plan, as amended, and the 2014 Equity Incentive Plan.

Additional information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 14, 2017. We expect to file the Company’s Proxy Statement with the Commission not later than April 29, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 14, 2017. We expect to file the Company’s Proxy Statement with the Commission not later than April 29, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 14, 2017. We expect to file the Company’s Proxy Statement with the Commission not later than April 29, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements

Included in Part II, Item 8 of this report:

a) Report of Independent Registered Public Accounting Firm

b) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014.

c) Consolidated Balance Sheets at December 31, 2016 and 2015.

d) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014.

e) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.

f) Notes to Consolidated Financial Statements.

(a)(2). Financial Statements Schedules (in thousands)

Schedule II – Valuation of Qualifying Accounts

All other schedules are omitted because they are not applicable, not required or the required information is shown in the financial statements and notes thereto.

Schedule II. - VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at beginning of year	Charged to costs and expenses (F1)	Deductions (F1)	Other	Balance at end of year
2014
Allowance for doubtful accounts	$371	$51	$(105)	$—	$317
2015
Allowance for doubtful accounts	$317	$240	$(106)	$—	$451
2016
Allowance for doubtful accounts	$451	$74	$(150)	$—	$375

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

(a)(3)Exhibits

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

3.01

Articles of Incorporation of Monarch Casino & Resort, Inc., as filed with the Nevada Secretary of State on June 11, 1993; Certificate of Change Pursuant to NRS 78.209, as filed with the Nevada Secretary of State on March 17, 2005; and Certificate of Correction, as filed with the Nevada Secretary of State on March 17, 2006, are incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Form 8-K (SEC 0-22088) filed on March 23, 2006.

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

4.02+

Amended and Restated Monarch Casino & Resort, Inc. 1993 Directors’ Stock Option Plan is incorporated herein by reference to Exhibit 4.02 to the Company’s Form 10-K (SEC File 0-022088) for the fiscal year ended December 31, 1998.

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

Number	Exhibit Description

4.08+	2014 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File 0-22088) filed on May 23, 2014.

10.01+

Non-standardized 401(k) Plan Adoption Agreement between Monarch Casino & Resort, Inc. and Smith Barney Shearson dated November 7, 1995 is incorporated herein by reference to Exhibit 10.21 to the Company’s Form 10-K (SEC File 0-22088) for the fiscal year ended December 31, 1995.

10.02

Trademark Agreement between Golden Road Motor Inn, Inc. and Atlantis Lodge, Inc., dated February 3, 1996 is incorporated herein by reference to Exhibit 10.23 to the Company’s Form 10-K  (SEC File 0-22088) for the fiscal year ended December 31, 1995.

10.03

Lease Agreement and Option to Purchase dated as of January 29, 2004, between Golden Road Motor Inn, Inc. as Lessee and Biggest Little Investments, L.P. as Lessor is incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K (SEC File 0-22088) dated March 11, 2004.

10.04

First Amendment to Lease Agreement and Option to Purchase dated as of August 25, 2015, between Golden Road Motor Inn, Inc. as Lessee and Biggest Little Investments, L.P. as Lessor is incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K (SEC File 0-22088) filed September 3, 2015.

10.05

Lease Agreement dated as of August 28, 2015, between Golden Road Motor Inn, Inc. as Lessee and Biggest Little Investments, L.P. as Lessor is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File 0-22088) filed September 3, 2015.

10.06*

Third Amended and Restated Credit Agreement, dated as of July 20, 2016, among Monarch Casino & Resort, Inc., Golden Road Motor Inn, Inc. and Monarch Growth Inc., as Borrowers, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent.

10.07+

Agreement to pay severance to Ronald Rowan as described under the heading “Executive Compensation — Other Employment Related Agreements” in the Company’s Proxy Statement (SEC File 0-22088) filed on March 28, 2013.

10.08+	Agreement to pay severance to Ronald Rowan as described under Item 5.02 of the Company’s Form 8-K (SEC File 0-22088) filed February 8, 2016.

21.01	List of Subsidiaries of Monarch Casino & Resort, Inc. is incorporated herein by reference to Exhibit 21.01 to the Company’s Form 10-K (SEC File 0-22088) for the year ended December 31, 2012.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Exhibit Description
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* filed herewith.

+ denote management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH CASINO & RESORT, INC.

(Registrant)

Date: March 14, 2017	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN FARAHI	Co-Chairman of the Board of Directors	March 14, 2017
John Farahi	Chief Executive Officer (Principal
Executive Officer) and Director

/S/ BOB FARAHI	Co-Chairman of the Board of Directors,	March 14, 2017
Bob Farahi	President, Secretary and Director

/S/ EDWIN S. KOENIG	Chief Accounting Officer (Principal	March 14, 2017
Edwin S. Koenig	Financial Officer and Principal Accounting Officer)

/S/ PAUL ANDREWS	Director	March 14, 2017
Paul Andrews

/S/ YVETTE E. LANDAU	Director	March 14, 2017
Yvette E. Landau

/S/ CRAIG F. SULLIVAN	Director	March 14, 2017
Craig F. Sullivan