Form 10-Q
period 2017-03-31
MONARCH CASINO & RESORT INC
filed 2017-05-08
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	17,504,633 shares
Class	Outstanding at April 28, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2017	2016
Revenues
Casino	$41,310	$39,732
Food and beverage	15,490	13,414
Hotel	5,640	5,103
Other	2,778	2,671
Gross revenues	65,218	60,920
Less promotional allowances	(11,804)	(11,171)
Net revenues	53,414	49,749

Operating expenses
Casino	17,680	17,330
Food and beverage	6,252	5,780
Hotel	2,208	1,614
Other	985	959
Selling, general and administrative	14,639	13,151
Depreciation and amortization	3,906	3,700
Loss on disposition of assets	18	56
Total operating expenses	45,688	42,590
Income from operations	7,726	7,159

Other expenses
Interest expense, net of amounts capitalized	(272)	(85)
Total other expense	(272)	(85)

Income before income taxes	7,454	7,074
Provision for income taxes	(2,582)	(2,499)
Net income	$4,872	$4,575

Earnings per share of common stock
Net income
Basic	$0.28	$0.27
Diluted	$0.27	$0.26

Weighted average number of common shares and potential common shares outstanding
Basic	17,477	17,211
Diluted	18,021	17,540

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24,538	$26,383
Receivables, net	4,407	5,036
Income taxes receivable	—	408
Inventories	2,904	3,097
Prepaid expenses	4,113	4,487
Total current assets	35,962	39,411
Property and equipment
Land	29,549	29,549
Land improvements	6,914	6,914
Buildings	191,370	191,370
Buildings improvements	24,511	24,511
Furniture and equipment	136,059	134,603
Construction in progress	20,486	9,767
Leasehold improvements	2,688	2,688
	411,577	399,402
Less accumulated depreciation and amortization	(188,065)	(184,503)
Net property and equipment	223,512	214,899
Other assets
Goodwill	25,111	25,111
Intangible assets, net	4,743	5,035
Deferred income taxes	7,354	7,354
Other assets, net	3,221	3,355
Total other assets	40,429	40,855
Total assets	$299,903	$295,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,496	$8,720
Construction accounts payable	2,695	2,605
Accrued expenses	21,521	23,795
Income taxes payable	2,312	—
Total current liabilities	34,024	35,120
Long-term debt	26,200	26,200
Total liabilities	60,224	61,320

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 17,504,633 outstanding at March 31, 2017; 17,468,269 outstanding at December 31, 2016	191	191
Additional paid-in capital	24,299	23,834
Treasury stock, 1,591,667 shares at March 31, 2017 ; 1,628,031 shares at December 31, 2016	(21,661)	(22,158)
Retained earnings	236,850	231,978
Total stockholders’ equity	239,679	233,845
Total liabilities and stockholders’ equity	$299,903	$295,165

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,872	$4,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,906	3,700
Amortization of deferred loan costs	134	76
Stock-based compensation	962	127
Excess tax benefit from stock-based compensation	—	(70)
Provision for bad debts	48	18
Loss on disposition of assets	18	56
Changes in operating assets and liabilities:
Receivables	581	231
Inventories	193	43
Prepaid expenses	374	(294)
Accounts payable	(1,224)	1,253
Accrued expenses	(2,274)	(1,395)
Income taxes	2,720	2,441
Net cash provided by operating activities	10,310	10,761

Cash flows from investing activities:
Proceeds from sale of assets	1	—
Change in construction payable	90	466
Acquisition of property and equipment	(12,246)	(8,928)
Net cash used in investing activities	(12,155)	(8,462)

Cash flows from financing activities:
Net exercise of stock options	—	376
Excess tax benefit from stock-based compensation	—	70
Principal payments on long-term debt	—	(5,500)
Net cash used in financing activities	—	(5,054)

Net decrease in cash	(1,845)	(2,755)
Cash and cash equivalents at beginning of period	26,383	21,164
Cash and cash equivalents at end of period	$24,538	$18,409

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$138	$9

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED MARCH  31, 2017

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Monarch Casino & Resort, Inc. was incorporated in 1993 and, through its wholly owned subsidiary Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”). Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”), Golden East, Inc. (“Golden East”) and Golden North, Inc. (“Golden North”), each own separate parcels of land located proximate to the Atlantis.

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

Unless otherwise indicated, “Monarch,” the “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three months ended March  31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements of the Company at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

Debt Issuance Costs:

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related debt agreement. Loan issuance costs are included in “Other assets, net” on the Company’s condensed consolidated balance sheets. As of March  31, 2017, loan issuance costs, net of amortization was $2.3 million.

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

For the three months ended March 31, 2017, the changes in estimate did not have an effect on depreciation expense, net income and diluted earnings per share. For the three months ended March 31, 2016, the effect of the change in estimate was an increase of depreciation expense by $133 thousand, a decrease of net income by $87 thousand and a decrease of basic and diluted earnings per share by approximately $0.01.

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

NOTE 2. STOCK-BASED COMPENSATION

On January 1, 2017, the Company adopted accounting standard update (“ASU”) No. 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Subsequent to the adoption,  the Company records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Income in the reporting periods in which vesting occurs. As a result, the Company's income tax expense and associated effective tax rate are impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards. This guidance of requiring recognition of excess tax benefits and deficits in the income statement was applied prospectively with the adoption of ASU No. 2016-09.

For the three months ended March 31, 2017, the effect of the adoption of the ASU No.2016-09 was a decrease of tax expense by $64 thousand, an increase of net income by $42 thousand and a decrease of basic and diluted earnings per share by less than $0.01.

The Company has elected to keep the accounting policy of estimated forfeitures, rather than account for forfeitures as they occur. The amendments in the guidance that require application using a modified retrospective transition method did not impact the Company. Therefore, there was no cumulative-effect adjustment to retained earnings recognized as of January 1, 2017.

ASU No. 2016-09 also changes the classification and presentation of the excess tax benefit from stock-based compensation in the statement of cash flows. The Company applied the amendments in this guidance relating to classification on its consolidated statement of cash flows prospectively.

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Casino	$32	$21
Food and beverage	34	25
Hotel	8	11
Selling, general and administrative	391	70
Total stock-based compensation, before taxes	465	127
Tax benefit	(163)	(45)
Total stock-based compensation, net of tax	$302	$82

In the first quarter of 2016,  stock-based compensation expense was unusually low due to the forfeited stock options and the reversal of stock-based compensation expense in relation to the resignation of the Company’s Chief Financial Officer.

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

	Three months ended March 31,
	2017		2016
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	17,477	$0.28	17,211	$0.27
Effect of dilutive stock options	544	(0.01)	329	(0.01)
Diluted	18,021	$0.27	17,540	$0.26

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended March  31,  2017 and 2016, options for approximately 468 thousand and 566 thousand shares, respectively, were excluded from the computation.

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued an ASU that amends the FASB ASC and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. The effective date is for the annual and interim periods beginning after December 15, 2017. The Company plans to adopt this standard effective January 1, 2018. This standard will affect the Company’s accounting policy in relation to the Non-discretionary loyalty program transactions. Based on a clarification from the FASB, complementary revenue represents a consideration payable to a customer and therefore is to be treated as a deduction to revenue at the time of the transaction and at the price of the complementary being offered. The Company expects the majority of such amounts will offset casino revenues. The standard also changes the presentation of promotional allowances to be shown as a direct reduction of gross revenues instead of being presented as a separate line on the Statement of Income. The Company also expects the accounting for our player program to be impacted, with possible changes to the timing and/or classification of certain transactions within revenues and between revenues and operating expenses as we transition from the immediate revenue/cost accrual model to the deferred revenue model. The quantitative effects of these changes have not yet been determined and are still being analyzed. The Company is planning to adopt this standard on a modified retrospective basis.

In July 2015, the FASB issued an ASU which changes the measurement principle for inventories valued under the first-in, first-out or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined by FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The effective date for this guidance was for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this standard did not have a material impact on our Consolidated Financial Statements due to the nature of its inventory, consisting primarily of food, beverages, and retail merchandise.

In February 2016, the FASB issued an ASU, amended January 2017, which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off- balance sheet financing. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact the adoption of this standard will have on its Consolidated Financial Statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

The shopping center adjacent to the Atlantis (the “Shopping Center”) is owned by Biggest Little Investments, L.P. (“BLI”). John Farahi and Bob Farahi, Co-Chairmen of the Board and executive officers of the Company, and Ben Farahi are the three largest stockholders (“Farahi Family Stockholders”) of Monarch and each also beneficially owns limited partnership interests in BLI. Maxum LLC is the sole general partner of BLI, and Ben Farahi is the sole managing member of Maxum LLC. Neither John Farahi nor Bob Farahi has any management or operational control over BLI or the Shopping Center. Until May 2006, Ben Farahi formerly held positions of Co-Chairman of the Board, Secretary, Treasurer and Chief Financial Officer of the Company.

On August 28, 2015, Monarch, through its subsidiary Golden Road, entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”) consisting of an approximate 46,000 square-foot commercial building on approximately 4.15 acres of land adjacent to the Atlantis (the “Leased Property”). The Company demolished the building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five year anniversary. In addition, the Company is responsible for payment of property taxes, utilities and maintenance expenses related to the Leased Property. The Company has an option to renew the Parking Lot Lease for an additional 10-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For the three-month periods ended March 31, 2017 and 2016 the Company paid $174 thousand and $174 thousand in rent,  plus $7 thousand and $11 thousand in operating expenses, related to this lease, respectively.

In addition, we share a driveway with and lease approximately 37,400 square-feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15 year term in the existing Driveway Lease Agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. As of March  31, 2017, the annual rent is $377 thousand. For the three-month periods ended March  31, 2017 and 2016, the Company paid $94 thousand and $94 thousand in rent, plus $7 thousand and $6 thousand in operating expenses, respectively.

We occasionally lease billboard advertising, storage space and parking lot space from affiliates controlled by Farahi Family Stockholders and paid $27 thousand and $28 thousand for the three month periods ended March  31, 2017 and 2016, respectively, for such leases.

NOTE 6. LONG-TERM DEBT

On July 20, 2016, the Company entered into an amended and restated credit facility agreement (the “Amended Credit Facility”), under which our former $100.0 million credit facility (under which as of June 30, 2016 the borrowing capacity had been reduced to $45.5 million as a result of $19.5 million in mandatory reductions pursuant to the agreement and $35.0 million in voluntary reductions, as allowed by the agreement) was increased to $250.0 million, and the maturity date was extended from November 15, 2016 to July 20, 2021.

As of March 31, 2017, the Company had $26.2 million borrowed and $223.8 million remaining in available borrowings of the $250.0 million maximum principal available under the Amended Credit Facility.

The total revolving loan commitment under the Amended Credit Facility will be automatically and permanently reduced to $50.0 million in the first full quarter after completion of the expansion project at the Monarch Casino Black Hawk and all then outstanding revolving loans up to $200.0 million under the Amended Credit Facility will be converted to a term loan at such time. We may be required to prepay borrowings under the Amended Credit Facility using excess cash flows depending on our leverage ratio no later than December 31, 2019. We have an option to permanently reduce the maximum revolving available credit at any time so long as the amount of such reduction is at least $0.5 million and in multiples of $50,000.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of March 31, 2017, we are required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 3.5:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined in the Third Amended and Restated Credit Agreement) of at least 1.15:1. As of March 31, 2017, the Company’s leverage ratio and fixed charge coverage ratios were 0.5:1 and 49.0:1, respectively.

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

At March 31, 2017, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.00%. At March 31, 2017, the one-month LIBOR interest rate was 0.99%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

NOTE 7. TAXES

For three months ended March 31, 2017 and 2016, the Company’s effective tax rate was 34.6% and 35.3%, respectively. The lower effective tax rate in the first quarter of 2017 compared to the effective tax rate for the same period in 2016 is primarily attributable to the adoption of ASU No. 2016-09, which simplifies and improves the accounting for income taxes in relation with stock-based compensation transactions.

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

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis: Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and hotel operations. We  continually make upgrades to the facility and improve our products. With quality gaming, hotel and dining products, we believe the Atlantis is well positioned to benefit from future macro and local economic growth. Several national businesses have relocated or have announced plans to expand or relocate operations to Northern Nevada. While such economic activity could ultimately drive additional revenue and profit at Atlantis, we are experiencing the more immediate effect of increased labor costs which, combined with continued aggressive marketing programs by our competitors, have applied upward pressure on Atlantis operating costs.

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

Capital expenditures for the three-month periods ended March 31, 2017 and 2016 totaled approximately $12.2 million and $8.5 million, respectively. During the three-month period ended March 31, 2017, our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Casino Black Hawk, the re-carpeting of the entire casino floor at Atlantis, as well as acquisition of gaming and other equipment to upgrade and replace existing equipment at the Atlantis and the Monarch Casino Black Hawk. The capital expenditures were funded from our existing cash and operating cash flow.  During the three-month period ended March 31, 2016, our capital expenditures related primarily to the continued work on the new garage structure at Monarch Casino Black Hawk and the major redesign and upgrade of the Toucan Charlie’s Buffet at Atlantis, as well as acquisition of gaming and other equipment to upgrade and replace existing equipment at the Atlantis and the Monarch Casino Black Hawk.

Monarch Black Hawk Expansion Plan

The Company has commenced its Monarch Black Hawk Expansion Plan, which will convert the Monarch Casino Black Hawk into a full-scale hotel casino resort spa.

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

On February 8, 2017, the Company broke ground on the hotel tower and casino expansion. The new 23-story tower will nearly double the existing casino space and will include approximately 500 hotel rooms, an upscale spa and pool facility, three additional restaurants and additional bars. Tower floors will be opened as they are finished beginning with the casino expansion and additional restaurants. We currently expect completion of the entire tower in the second quarter of 2019 at a total cost of approximately $229-$234 million. The cost is expected to be financed through a combination of operating cash flow and the Amended Credit Facility. We can provide no assurance that any project will be completed on schedule, if at all, or within established budgets, or that any project will result in increased earnings to us.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2017 and 2016

For the three months ended March 31, 2017, our net income totaled $4.9 million, or $0.27 per diluted share, compared to net income of $4.6 million, or $0.26 per diluted share for the same period in 2016, reflecting a 6.5% increase in net income and a 3.8% increase in diluted earnings per share. Net revenues totaled $53.4 million in the first quarter of 2017, an increase of $3.7 million, or 7.4%, compared to the first quarter of 2016. Income from operations for the three months ended March 31, 2017 totaled $7.7 million compared to $7.2 million for the same period in 2016.

Casino revenue increased 4.0% in the first quarter of 2017 compared to the first quarter of 2016. Casino operating expense as a percentage of casino revenue decreased from 43.6% in the first quarter of 2016 to 42.8% in the same quarter of 2017 primarily because of the increase in casino revenue combined with operating cost efficiencies.

Food and beverage revenue for the first quarter of 2017 increased 15.5% over the first quarter of 2016, due to 10.4% increase in covers and 4.6% increase in average revenue per cover.  In the first quarter of 2016, Toucan Charlie’s buffet was closed for redesign and upgrade for 70 days, which unfavorably affected the 2016 first quarter total food and beverage covers. Food and beverage operating expense as a percentage of food and beverage revenue decreased in the first quarter of 2017 to 40.4% compared to 43.1% for the same period in 2016 primarily as a result of the prior year expenses in relation to Toucan Charlie’s buffet redesign and upgrade.

Hotel revenue increased 10.5% due to a higher average daily room rate (“ADR”) of $78.22 in the first quarter of 2017 compared to $74.44 in the first quarter of 2016 combined with higher hotel occupancy of 87.1% during the first quarter of 2017 compared to 82.1% during the first quarter of 2016. Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available, was $76.05 and $68.05 for the three months ended March 31, 2017 and 2016, respectively. Hotel operating expense as a percentage of hotel revenue increased to 39.1% in the first quarter of 2017 as compared to 31.6% for the comparable prior year period primarily due to higher labor costs and expenses related to the shuttle service implemented at Monarch Black Hawk.

Other revenue increased 4.0% in the first quarter of 2017 compared to the first quarter of 2016 driven primarily by increased spa and arcade revenue.

Promotional allowances as a percentage of gross revenues decreased to 18.1% during the first quarter of 2017 compared to 18.3% in the comparable 2016 quarter. This decrease was primarily due to higher revenues and more efficient utilization of complimentaries.

Selling, General and Administrative (“SG&A”) expense increased to $14.6 million in the first quarter of 2017 from $13.2 million in the first quarter of 2016 primarily due to: i) $0.7 million increase in salaries, wages and related benefits expense; ii) $0.4 million increase in marketing expense; and iii) $0.3 million increase in properties general maintenance expenses. As a percentage of net revenue, SG&A expense increased to 27.4% in the first quarter of 2017 compared to 26.4% in the same period in 2016.

Depreciation and amortization expense increased to $3.9 million for the three months ended March 31, 2017 as compared to $3.7 million for the three months ended March 31, 2016 primarily as a result of the additional depreciation expense related to the new parking lot at Atlantis and a door replacement project at Atlantis, completed in the second quarter of 2016.

Interest expense, net of amounts capitalized, increased to $272.0 thousand in the first quarter of 2017 from $85.0 thousand in the first quarter of 2016 primarily due to higher bank commitment fees related to the Amended Credit Facility and higher amortization of deferred loan costs expense related to the Amended Credit Facility.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our credit facilities.

For the three months ended March 31, 2017, net cash provided by operating activities totaled $10.3 million, a decrease of $0.5 million, or 4.2% compared to the same period in the prior year. This decrease was primarily the result of a  reduction in working capital partially offset by an increase in net income and increase in depreciation expense. The net cash provided by operating activities was also affected by the adoption of the ASU No. 2016-09, which changes the classification and presentation of the stock-based compensation in the Statement of Cash Flows.

Net cash used in investing activities totaled $12.2 million and $8.5 million in the three months ended March 31, 2017 and 2016, respectively. Net cash used in investing activities during the first three months of 2017 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk, the re-carpeting of the casino floor at Atlantis, and for acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first three months of 2016 consisted primarily of cash used for work on the new garage structure at Monarch Casino Black Hawk, the major redesign and upgrade of the Toucan Charlie’s Buffet at Atlantis and acquisition of gaming and other equipment at both properties.

There were no financing activities during the first three months of 2017. Net cash used in financing activities during the first three months of 2016 was $5.1 million and represented $5.5 million in payments under our credit facility offset by $0.4 million in proceeds from stock option exercises, including excess tax benefit from options exercised.

Under the Amended Credit Facility, our available borrowing capacity is $250.0 million with a maturity date of July 20, 2021. The proceeds from the Amended Credit Facility will be used to fund the Monarch Black Hawk Expansion Plan, for ongoing capital expenditure, for working capital needs and general corporate purposes and requirements.

As of March 31, 2017, we had $26.2 million borrowed and $223.8 million remaining in available borrowings of the $250.0 million maximum principal available under the Amended Credit Facility.

The total revolving loan commitment under the Amended Credit Facility will be automatically and permanently reduced to $50.0 million in the first full quarter after completion of the expansion project at the Monarch Casino Black Hawk and all then outstanding revolving loans up to $200.0 million under the Amended Credit Facility will be converted to a term loan at such time. We may be required to prepay borrowings under the Amended Credit Facility using excess cash flows depending on our leverage ratio no later than December 31, 2019. We have an option to permanently reduce the maximum revolving available credit at any time so long as the amount of such reduction is at least $0.5 million and in multiples of $50,000.

Borrowings are secured by liens on substantially all of our real and personal property.

In addition to other customary covenants for a facility of this nature, as of March 31, 2017, we are required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 3.5:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1. As of March 31, 2017, the Company’s leverage ratio and fixed charge coverage ratios were 0.5:1 and 49.0:1, respectively.

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

At March 31, 2017, our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.00%. At March 31, 2017, the one-month LIBOR interest rate was 0.99%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

In response to customer demand for more convenient surface parking at the Atlantis, and after detailed analysis, on August 28, 2015, the Company, through its subsidiary Golden Road, entered into a 20-year lease (the “Parking Lot Lease”) with BLI with respect to a portion of the Shopping Center. This lease gives the Atlantis the right to use a parcel, approximately 4.15 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis (the “Leased Property”). The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. We demolished the commercial building on the Leased Property and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five year anniversary. In addition, we are responsible for payment of property taxes, utilities and maintenance expenses related to the Leased Property. We have an option to renew the Parking Lot Lease for an additional 10-year term. If we elect not to exercise the renewal option, we will be obligated to pay BLI $1.6 million. During each of the three-month periods ended March 31, 2017 and 2016, we paid approximately $174 thousand in parking lot rent payments.

A driveway (the “Driveway Project”) that is being shared between the Atlantis and the Shopping Center was completed and opened on September 30, 2004. The Shopping Center is controlled by BLI. As part of the Driveway Project, in January 2004, we leased (the “Driveway Lease”) approximately 37,400 square-foot corner section of the Shopping Center, for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to a cost of living increase on each five year anniversary of the Driveway Lease. As of March 31, 2017, the annual rent is $377 thousand. In August 2015, we exercised our option to extend the lease for three individual five-year terms in addition to the 15 year initial term. At the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million. We were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the 15-year expected economic useful life of the asset; some components of the new driveway are being depreciated over a shorter period of time. We paid approximately $94 thousand in lease payments for the leased driveway space at the Shopping Center during each of the three-month periods ended March 31,  2017 and 2016.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). For a more extensive discussion of our accounting policies, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our 2016 Form 10-K filed on March 14, 2017.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of March 31, 2017 and the next five years and thereafter are as follows (in millions):

	Payments due by period (1)
		Less			Greater
		than 1	1 to 3	3 to 5	than 5
	Total	year	years	years	years
Operating Leases (2)	$27.2	$1.1	$2.2	$2.2	$21.7
Purchase Obligations (3)	14.7	9.8	3.1	1.8	—
Construction Contracts (4)	0.5	0.5	—	—	—
Borrowings Under Credit Facility (5)	26.2	—	—	26.2	—
Total Contractual Cash Obligations	$68.6	$11.4	$5.3	$30.2	$21.7

(1)

Because interest payments under our Amended Credit Facility are subject to factors that, in our judgment, vary materially, the amount of future interest payments is not presently determinable. These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the rate at which we deploy capital and other spending which, in turn, impacts the level of future borrowings. The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.50%, or a base rate (as defined in the Amended Credit Facility) plus an interest rate margin ranging from 0.00% to 1.50%, or the Prime Rate. The interest rate is adjusted quarterly based on our leverage ratio, which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter. Based on our leverage ratio, at March 31, 2017, pricing was LIBOR plus 1.00% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At March 31, 2017, the one-month LIBOR was 0.99%.

(2)	Operating leases include the Driveway Lease and the Parking Lot Lease.

(3)

Purchase obligations represent approximately $6.1 million of commitments related to capital projects and approximately $8.6 million of materials and supplies used in the normal operation of our business. Of the total purchase order and construction commitments, approximately $14.7 million are cancelable by us upon providing a 30-day notice.

(4)

Construction contract obligations represent commitments related to the expansion projects at Monarch Casino Black Hawk. The $0.5 million commitment represents retainage of the new garage structure construction contractual obligation.

(5)	The amount represents outstanding draws against the Amended Credit Facility as of March 31, 2017.

As described in Item 2. Capital Spending and Development above, we have begun commencement of the Monarch Black Hawk Expansion Plan, which started in the fourth quarter of 2013. While we have disclosed the estimated cost of that expansion, we have not entered into contracts for substantial portions of the work. For this reason, we have included in the table above only the amounts for which we have contractual commitments. At March 31, 2017, we estimate that the remaining cost to complete the Black Hawk Expansion Plan is between $234 million to $242 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market conditions and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of March 31, 2017 that are subject to market risk. We do not enter into derivative financial instruments for trading or speculative purpose, nor have we experienced any losses to date on any derivative financial instruments due to counterparty credit risk.

In the normal course of business, we are exposed to risks associated with fluctuations in interest rates. As of March 31, 2017, we had $26.2 million of outstanding principal balance under our Amended Credit Facility that was subject to credit risk. A 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at March 31, 2017 would result in a change in our annual interest cost of approximately $0.3 million. See Item 2. Liquidity and Capital Resources for further discussion of our financing facility and capital structure.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in Item 1A of our 2016 Form 10-K. Investors are urged to review these risk factors carefully.

ITEM 6. EXHIBITS

Exhibit No	Description

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

____________________________________________________________________________________________________________________________________________________________________________________________________________________________

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: May 8, 2017	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)