Form 10-Q
period 2017-06-30
MONARCH CASINO & RESORT INC
filed 2017-08-08
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	17,568,574 shares
Class	Outstanding at August 4, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Casino	$45,323	$41,999	$86,633	$81,731
Food and beverage	15,562	15,546	31,052	28,960
Hotel	6,248	6,034	11,888	11,137
Other	3,070	2,828	5,848	5,499
Gross revenues	70,203	66,407	135,421	127,327
Less promotional allowances	(11,974)	(11,829)	(23,778)	(23,000)
Net revenues	58,229	54,578	111,643	104,327

Operating expenses
Casino	18,060	17,435	35,740	34,765
Food and beverage	6,510	6,411	12,762	12,191
Hotel	2,249	1,866	4,457	3,480
Other	1,022	988	2,007	1,947
Selling, general and administrative	15,080	14,536	29,719	27,687
Depreciation and amortization	3,769	3,790	7,675	7,490
(Gain) Loss on disposition of assets	(14)	607	4	663
Total operating expenses	46,676	45,633	92,364	88,223
Income from operations	11,553	8,945	19,279	16,104

Other expenses
Interest expense, net of amounts capitalized	(206)	(60)	(478)	(145)
Total other expense	(206)	(60)	(478)	(145)

Income before income taxes	11,347	8,885	18,801	15,959
Provision for income taxes	(4,108)	(3,190)	(6,690)	(5,689)
Net income	$7,239	$5,695	$12,111	$10,270

Earnings per share of common stock
Net income
Basic	$0.41	$0.33	$0.69	$0.60
Diluted	$0.40	$0.32	$0.67	$0.58

Weighted average number of common shares and potential common shares outstanding
Basic	17,527	17,259	17,502	17,235
Diluted	18,208	17,579	18,114	17,560

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24,218	$26,383
Receivables, net	4,071	5,036
Income taxes receivable	1,643	408
Inventories	3,191	3,097
Prepaid expenses	3,875	4,487
Total current assets	36,998	39,411
Property and equipment
Land	29,549	29,549
Land improvements	6,914	6,914
Buildings	191,412	191,370
Buildings improvements	24,511	24,511
Furniture and equipment	136,500	134,603
Construction in progress	27,326	9,767
Leasehold improvements	2,688	2,688
	418,900	399,402
Less accumulated depreciation and amortization	(190,851)	(184,503)
Net property and equipment	228,049	214,899
Other assets
Goodwill	25,111	25,111
Intangible assets, net	4,452	5,035
Deferred income taxes	7,354	7,354
Other assets, net	3,087	3,355
Total other assets	40,004	40,855
Total assets	$305,051	$295,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,177	$8,720
Construction accounts payable	2,501	2,605
Accrued expenses	21,053	23,795
Total current liabilities	30,731	35,120
Long-term debt	26,200	26,200
Total liabilities	56,931	61,320

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 17,555,242 outstanding at June 30, 2017; 17,468,269 outstanding at December 31, 2016	191	191
Additional paid-in capital	24,798	23,834
Treasury stock, 1,541,058 shares at June 30, 2017; 1,628,031 shares at December 31, 2016	(20,958)	(22,158)
Retained earnings	244,089	231,978
Total stockholders’ equity	248,120	233,845
Total liabilities and stockholders’ equity	$305,051	$295,165

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$12,111	$10,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,675	7,490
Amortization of deferred loan costs	269	153
Stock-based compensation	2,163	550
Excess tax benefit from stock-based compensation	—	(285)
Provision for bad debts	37	26
Loss on disposition of assets	4	663
Changes in operating assets and liabilities:
Receivables	928	(100)
Inventories	(94)	(17)
Prepaid expenses	612	(367)
Accounts payable	(1,439)	1,255
Accrued expenses	(2,729)	(1,282)
Income taxes	(1,235)	(1,228)
Net cash provided by operating activities	18,302	17,128

Cash flows from investing activities:
Proceeds from sale of assets	86	20
Change in construction payable	(104)	(1)
Acquisition of property and equipment	(20,449)	(14,828)
Net cash used in investing activities	(20,467)	(14,809)

Cash flows from financing activities:
Net exercise of stock options	—	1,428
Excess tax benefit from stock-based compensation	—	285
Principal payments on long-term debt	—	(5,900)
Net cash used in financing activities	—	(4,187)

Net decrease in cash	(2,165)	(1,868)
Cash and cash equivalents at beginning of period	26,383	21,164
Cash and cash equivalents at end of period	$24,218	$19,296

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$209	$—
Cash paid for income taxes	$7,925	$6,650
Return of assets under capital lease:
Accounts Payable	$(105)	$—
Accrued Expenses	$(13)	$—

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED JUNE  30, 2017

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

Monarch’s wholly owned subsidiary, Monarch Growth Inc. (“Monarch Growth”), formed in 2011, acquired Riviera Black Hawk, Inc., owner of the Riviera Black Hawk Casino, on April 26, 2012. Riviera Black Hawk, Inc. was renamed Monarch Black Hawk, Inc. and Riviera Black Hawk Casino was renamed Monarch Casino Black Hawk in October 2013. In addition to owning the Monarch Casino Black Hawk, Monarch Black Hawk, Inc. wholly owns Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to extended licensure requirements for extended hours of liquor operation in Black Hawk, Colorado. Monarch Growth’s wholly owned subsidiary, Inter-Mountain Construction, LLC, owns a parcel of land with an industrial warehouse located between Denver Colorado and Monarch Casino Black Hawk.

The accompanying unaudited condensed consolidated financial statements include the accounts of Monarch and its subsidiaries (the “Consolidated Financial Statements”). Intercompany balances and transactions are eliminated.

Unless otherwise indicated, “Monarch,” the “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Debt Issuance Costs:

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related debt agreement. Loan issuance costs are included in “Other assets, net” on the Company’s condensed consolidated balance sheets. As of June 30, 2017, loan issuance costs, net of amortization was $2.2 million.

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

For the three and six months ended June 30, 2017, the changes in estimate did not have an effect on depreciation expense, net income and diluted earnings per share. For the three months ended June 30, 2016, the effect of the change in estimate was an increase of depreciation expense by $133 thousand, a decrease of net income by $87 thousand and a decrease of basic and diluted earnings per share by less than $0.01. For the six months ended June 30, 2016, the effect of the change in estimate was an increase of depreciation expense by $266 thousand, a decrease of net income by $173 thousand and a decrease of basic and diluted earnings per share by approximately $0.01.

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

Inventories

Inventories, consisting primarily of food, beverages, and retail merchandise, are stated at the lower of cost and net realizable value. Cost is determined based on the weighted average, which approximates a first-in, first out method.

On January 1, 2017, we adopted the new ASU which changes the measurement principle for inventories valued under the first-in, first-out or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined by FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The adoption of this standard did not have a material impact on our Consolidated Financial Statements due to the nature of its inventory, consisting primarily of food, beverages, and retail merchandise.

NOTE 2. STOCK-BASED COMPENSATION

On January 1, 2017, the Company adopted accounting standard update (“ASU”) No. 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Subsequent to the adoption,  the Company records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Income in the reporting periods in which vesting occurs. As a result, the Company’s income tax expense and associated effective tax rate are impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards. This guidance of requiring recognition of excess tax benefits and deficits in the income statement was applied prospectively with the adoption of ASU No. 2016-09.

For the three months ended June 30, 2017, the effect of the adoption of ASU No. 2016-09 was a decrease of tax expense by $277 thousand, an increase of net income by $180 thousand and a decrease of basic and diluted earnings per share by approximately $0.01. For the six months ended June 30, 2017, the effect of the adoption of ASU No.2016-09 was a decrease of tax expense by $341 thousand, an increase of net income by $222 thousand and a decrease of basic and diluted earnings per share by approximately $0.01.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Casino	$35	$30	$68	$51
Food and beverage	30	26	63	51
Hotel	8	11	16	22
Selling, general and administrative	420	356	811	426
Total stock-based compensation, before taxes	493	423	958	550
Tax benefit	(173)	(148)	(335)	(193)
Total stock-based compensation, net of tax	$320	$275	$623	$357

For the six months ended June 30, 2016,  stock-based compensation expense was unusually low due to the forfeited stock options and the reversal of stock-based compensation expense in relation to the resignation of the Company’s Chief Financial Officer.

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

	Three months ended June 30,
	2017		2016
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	17,527	$0.41	17,259	$0.33
Effect of dilutive stock options	681	(0.01)	320	(0.01)
Diluted	18,208	$0.40	17,579	$0.32

	Six months ended June 30,
	2017		2016
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	17,502	$0.69	17,235	$0.60
Effect of dilutive stock options	612	(0.02)	325	(0.02)
Diluted	18,114	$0.67	17,560	$0.58

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three and six months ended June  30,  2017, options for approximately 167 thousand and 494 thousand shares, respectively, were excluded from the computation. For the three and six months ended June 30, 2016, options for approximately 942 thousand and 981 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road, entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”) consisting of an approximate 46,000 square-foot commercial building on approximately 4.15 acres of land adjacent to the Atlantis (the “Leased Property”). The Company demolished the building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five year anniversary. In addition, the Company is responsible for payment of property taxes, utilities and maintenance expenses related to the Leased Property. The Company has an option to renew the Parking Lot Lease for an additional 10-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For the three-month periods ended June 30, 2017 and 2016 the Company paid $174 thousand and $174 thousand in rent,  plus $1 thousand and $26 thousand in operating expenses, related to this lease, respectively. For the six-month periods ended June 30, 2017 and 2016 the Company paid $348 thousand and $348 thousand in rent, plus $8 thousand and $36 thousand in operating expenses, related to this lease, respectively.

In addition, we share a driveway with and lease approximately 37,400 square-feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease Agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. As of June  30, 2017, the annual rent is $377 thousand. For the three-month periods ended June 30, 2017 and 2016, the Company paid $94 thousand and $94 thousand in rent, plus $4 thousand and $16 thousand in operating expenses, respectively. For the six-month periods ended June 30, 2017 and 2016, the Company paid $188 thousand and $188 thousand in rent, plus $11 thousand and $22 thousand in operating expenses, respectively.

We occasionally lease billboard advertising, storage space and parking lot space from affiliates controlled by Farahi Family Stockholders and paid $33 thousand and $29 thousand for the three-month periods ended June 30, 2017 and 2016, respectively, and $60 thousand and $58 thousand for the six-month periods ended June 30, 2017 and 2016, respectively, for such leases.

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

As of June 30, 2017, we had borrowed $26.2 million of the principle under the Amended Credit Facility, and had a $0.6 million Standby Letter of Credit and $223.2 million remaining in available borrowings of the $250.0 million maximum principal available under the Amended Credit Facility. As of June 30, 2017, there have been no withdrawals from the Standby Letter of Credit.

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

In addition to other customary covenants for a facility of this nature, as of June 30, 2017, we are required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 3.5:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined in the Third Amended and Restated Credit Agreement) of at least 1.15:1. As of June 30, 2017, the Company’s leverage ratio and fixed charge coverage ratios were 0.5:1 and 46.7:1, respectively.

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

At June 30, 2017, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.00%. At June 30, 2017, the one-month LIBOR interest rate was 1.23%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

NOTE 7. TAXES

For six months ended June 30, 2017 and 2016, the Company’s effective tax rate was 35.6% and 35.6%, respectively.

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

Monarch Casino Black Hawk:  Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and laying the groundwork for the planed major expansion. There is currently no hotel on the property. In October 2012, we began a project to redesign and upgrade the existing Monarch Casino Black Hawk facility. In September 2013, we opened a new buffet. In August 2015, we completed the redesign and upgrade of the existing Monarch Casino Black Hawk, bringing to the facility’s interior the same quality, ambiance and finishes of the ongoing master planned expansion that will transform Monarch Casino Black Hawk into a full-scale casino resort. In the fourth quarter of 2013, we began work on a multi-phased expansion of the Monarch Casino Black Hawk, which we refer to herein as the “Monarch Black Hawk Expansion Plan.” The first phase of the Monarch Black Hawk Expansion Plan is completed. In November 2016, we opened for guest use our nine-story parking facility with about 1,350 spaces. Construction of a new hotel tower and casino expansion on the site where the old parking structure was sitting is under way (see CAPITAL SPENDING AND DEVELOPMENT – Monarch Black Hawk Expansion Plan). Once completed, the Monarch Black Hawk Expansion Plan will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars and associated support facilities. We currently expect completion of the entire expansion in the second quarter of 2019.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Capital expenditures for the six-month periods ended June 30, 2017 and 2016 totaled approximately $20.6 million and $14.8 million, respectively. During the six-month period ended June 30, 2017, our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Casino Black Hawk, the acquisition of a parcel of land with an industrial warehouse in proximity to the Monarch Casino Black Hawk, the re-carpeting of the entire casino floor and more than one third of the hotel rooms at Atlantis, as well as acquisition of gaming and other equipment to upgrade and replace existing equipment at the Atlantis and the Monarch Casino Black Hawk. The capital expenditures were funded from operating cash flow.  During the six month period ended June 30, 2016, our capital expenditures related primarily to the major redesign and upgrade of the Toucan Charlie’s Buffet, improvements to new additional parking spaces at Atlantis, continued work on the new parking garage at Monarch Casino Black Hawk as well as acquisition of gaming equipment to upgrade and replace existing equipment in the Atlantis and Monarch Casino Black Hawk.

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

On February 8, 2017, the Company broke ground and construction on the foundation for the hotel tower and casino expansion is underway. The new 23-story tower will nearly double the existing casino space and will include approximately 500 hotel rooms, an upscale spa and pool facility, three additional restaurants and additional bars. Tower floors will be opened as they are finished beginning with the casino expansion and additional restaurants. We currently expect completion of the entire tower in the second quarter of 2019 at a total cost of approximately $229-$234 million. The cost is expected to be financed through a combination of operating cash flow and the Amended Credit Facility. We can provide no assurance that any project will be completed on schedule, if at all, or within established budgets, or that any project will result in increased earnings to us.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2017 and 2016

For the three months ended June 30, 2017, our net income totaled $7.2 million, or $0.40 per diluted share, compared to net income of $5.7 million, or $0.32 per diluted share for the same period in 2016, reflecting a 27.1% increase in net income and a 25.0% increase in diluted earnings per share. Net revenues totaled $58.2 million in the second quarter of 2017, an increase of $3.7 million, or 6.7%, compared to the second quarter of 2016. Income from operations for the three months ended June 30, 2017 totaled $11.6 million compared to $8.9 million for the same period in 2016.

Casino revenue increased 7.9% in the second quarter of 2017 compared to the second quarter of 2016. Casino operating expense as a percentage of casino revenue decreased from 41.5% in the second quarter of 2016 to 39.8% in the same quarter of 2017 primarily due to the increase in casino revenue combined with operating cost efficiencies.

Food and beverage revenue for the second quarter of 2017 increased 0.1% over the second quarter of 2016, due to  3.8% increase in food and beverage revenue per cover offset by a 3.6% decreased in covers. Food and beverage operating expense as a percentage of food and beverage revenue increased in the second quarter of 2017 to 41.8% compared to 41.2% for the same period in 2016 primarily as a result of an increase in employee benefits expense.

Hotel revenue increased 3.5% due to a higher other hotel revenue. Average daily room rate (“ADR”) of $82.47 in the second quarter of 2017 was slightly lower than the ADR of $82.93 in the second quarter of 2016 and the occupancy of 88.2% during the second quarter of 2017 decreased compared to 89.2% during the second quarter of 2016. Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available, was $83.32 and $80.47 for the three months ended June 30, 2017 and 2016, respectively. Hotel operating expense as a percentage of hotel revenue increased to 36.0% in the second quarter of 2017 as compared to 30.9% for the comparable prior year period primarily due to higher payroll and employee benefits expenses, as well as expenses related to the shuttle service and expanded valet services implemented at Monarch Casino Black Hawk.

Other revenue increased 8.6% in the second quarter of 2017 compared to the second quarter of 2016 driven primarily by increased commission, arcade and spa revenues.

Promotional allowances as a percentage of gross revenues decreased to 17.1% during the second quarter of 2017 compared to 17.8% in the comparable 2016 quarter. This decrease was primarily due to higher revenues and more efficient utilization of complimentaries.

Selling, General and Administrative (“SG&A”) expense increased to $15.1 million in the second quarter of 2017 from $14.5 million in the second quarter of 2016 primarily due to a  $0.6 million increase in salaries, wages and related benefits expense. As a percentage of net revenue, SG&A expense decreased to 25.9% in the second quarter of 2017 compared to 26.6% in the same period in 2016.

Depreciation and amortization expense is flat at $3.8 million for the three months ended June 30, 2017  and 2016 primarily as a result of the additional depreciation expense related to the new parking garage at Monarch Casino Black Hawk, offset by the  decrease in depreciation expense at Monarch Casino Black Hawk due to five-year assets (assets that are depreciated over a 5 year time period) having become fully depreciated.

Interest expense, net of amounts capitalized, increased to $206.0 thousand in the second quarter of 2017 from $60.0 thousand in the second quarter of 2016 primarily due to higher bank commitment fees related to the Amended Credit Facility and higher amortization of deferred loan costs expense related to the Amended Credit Facility.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2017 and 2016

For the six months ended June 30, 2017, our net income totaled $12.1 million, or $0.67 per diluted share, compared to net income of $10.3 million, or $0.58 per diluted share, for the same period in 2016, reflecting a 17.9% increase in net income and 15.5% increase in diluted earnings per share. Net revenues totaled $111.6 million in the six-month period of 2017, reflecting an increase of $7.3 million, or 7.0%, compared to the same period in 2016.

Income from operations for the six months ended June 30, 2017 totaled $19.3 million compared to $16.1 million for the same period in 2016, representing an increase of $3.2 million or 19.7%%.

Casino revenue increased 6.0% in the first six months of 2017 compared to the first six months of 2016. Casino operating expense as a percentage of casino revenue decreased to 41.3% in the first six months of 2017 compared to 42.5% in the first six months of 2016 due to higher casino revenue combined with operating cost efficiencies.

Food and beverage revenue for the first six months of 2017 increased 7.2% over the first six months of 2016, due to a 4.1% increase in average revenue per cover and  a 3.0% increase in covers. In 2016, Toucan Charlie’s Buffet was closed for redesign and upgrade for 70 days, which unfavorably affected the 2016 total food and beverage covers. Food and beverage operating expense as a percentage of food and beverage revenue decreased in the first six months of 2017 to 41.1% compared to 42.1% for the prior year same period. This decrease was primarily the result of the repair and maintenance expenses related to the Atlantis buffet redesign and upgrade at the beginning of 2016 that was partially offset by an increase in payroll and employee benefits expenses in 2017.

Hotel revenue increased 6.7% due to an increase in occupancy to 87.8% during the first six months of 2017 compared to 86.0% during the first six months of 2016 combined with an increase in ADR to $80.18 in the first six months of 2017 compared to  $78.58 in the first six months of 2016. REVPAR was $79.71 and $74.26 for the six months ended June 30, 2017 and 2016, respectively. Hotel operating expense as a percentage of hotel revenue increased to 37.5% in the first six months of 2017 as compared to 31.2% for the comparable prior year period due to higher payroll and employee benefits expenses, combined with expenses related to the shuttle service and expanded valet services implemented at Monarch Casino Black Hawk.

Other revenue increased 6.3% in the first six months of 2017 compared to the first six months of 2016 driven primarily by increased commission, arcade and spa revenues.

Promotional allowances as a percentage of gross revenues decreased to 17.6% during the first six months of 2017 from 18.1% in the comparable 2016 period primarily as a result of the increase in gross revenues.

SG&A expense increased by $2.0 million to $29.7 million in the first six months of 2017 primarily due to: (i) a $1.3 million increase in salaries, wages and employee benefit expenses; (ii) a $0.3 million increase in marketing expense; (iii) $0.2 million higher repair and maintenance expense, and (iv) a $0.2 million increase in property tax expense related to the new parking garage at Monarch Casino Black Hawk. As a percentage of net revenue, SG&A expense slightly increased to 26.6% in the first six months of 2017 from 26.5% in the first six months of 2016.

Depreciation and amortization expense increased to $7.7 million for the six months ended June 30, 2017 as compared to $7.5 million for the six months ended June 30, 2016 primarily as a result of the additional depreciation expense related to the new parking garage at Monarch Casino Black Hawk.

Interest expense, net of amounts capitalized increased to $478.0 thousand in the first six months of 2017 from $145.0 thousand in the first six months of 2016 primarily as a result of the higher bank commitment fees related to the Amended Credit Facility and higher amortization of deferred loan costs expense related to the Amended Credit Facility.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our credit facilities.

For the six months ended June 30,  2017, net cash provided by operating activities totaled $18.3 million, an increase of $1.2 million, or 6.9% compared to the same period in the prior year. This increase was primarily the result of an increase in net income and an increase in depreciation and amortization expense,  offset by an increase in working capital. The net cash provided by operating activities was also affected by the adoption of the ASU No. 2016-09, which changes the classification and presentation of the stock-based compensation in the Statement of Cash Flows.

Net cash used in investing activities totaled $20.5 million and $14.8 million during the six months ended June 30, 2017 and 2016, respectively. Net cash used in investing activities during the first six months of 2017 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk, the purchase of a parcel of land with an industrial warehouse in proximity to the Monarch Casino Black Hawk, the re-carpeting of the casino floor and hotel rooms at Atlantis, and for acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first six months of 2016 consisted primarily of cash used for the new parking garage at Monarch Casino Black Hawk, the redesign and upgrade of Toucan Charlie’s Buffet at Atlantis, improvements to new additional parking spaces at Atlantis, and for acquisition of gaming and other equipment at both properties.

There were no financing activities during the first six months of 2017. Net cash used in financing activities during the first six months of 2016 was $4.2 million and represented $5.9 million in payments under our credit facility offset by $1.7 million in proceeds from stock option exercises, including excess tax benefit from options exercised.

Under the Amended Credit Facility, our available borrowing capacity is $250.0 million with a maturity date of July 20, 2021. The proceeds from the Amended Credit Facility will be used to fund the Monarch Black Hawk Expansion Plan, for ongoing capital expenditure, for working capital needs and general corporate purposes and requirements.

As of June 30, 2017, we had borrowed $26.2 million of the principle under the Amended Credit Facility, and had a $0.6 million Standby Letter of Credit and $223.2 million remaining in available borrowings of the $250.0 million maximum principal available under the Amended Credit Facility. As of June 30, 2017, there have been no withdrawals from the Standby Letter of Credit.

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

In addition to other customary covenants for a facility of this nature, as of June 30, 2017, we are required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 3.5:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1. As of June 30, 2017, the Company’s leverage ratio and fixed charge coverage ratios were 0.5:1 and 46.7:1, respectively.

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

At June 30, 2017, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.00%. At June 30, 2017, the one-month LIBOR interest rate was 1.23%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

In response to customer demand for more convenient surface parking at the Atlantis, and after detailed analysis, on August 28, 2015, the Company, through its subsidiary Golden Road, entered into a 20-year lease (the “Parking Lot Lease”) with BLI with respect to a portion of the Shopping Center. This lease gives the Atlantis the right to use a parcel, approximately 4.15 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis (the “Leased Property”). The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. We demolished the commercial building on the Leased Property and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, we are responsible for payment of property taxes, utilities and maintenance expenses related to the Leased Property. We have an option to renew the Parking Lot Lease for an additional 10-year term. If we elect not to exercise the renewal option, we will be obligated to pay BLI $1.6 million. During each of the three-month periods ended June 30, 2017 and 2016, we paid approximately $174 thousand in parking lot rent payments. During each of the six-month periods ended June 30, 2017 and 2016, we paid approximately $348 thousand in parking lot rent payments.

A driveway (the “Driveway Project”) that is being shared between the Atlantis and the Shopping Center was completed and opened on September 30, 2004. The Shopping Center is controlled by BLI. As part of the Driveway Project, in January 2004, we leased (the “Driveway Lease”) approximately 37,400 square-foot corner section of the Shopping Center, for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to a cost of living increase on each five year anniversary of the Driveway Lease. As of June 30, 2017, the annual rent is $377 thousand. In August 2015, we exercised our option to extend the lease for three individual five-year terms in addition to the 15-year initial term. At the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million. We were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the 15-year expected economic useful life of the asset; some components of the new driveway are being depreciated over a shorter period of time. During each of the three-month periods ended June 30, 2017 and 2016, we paid approximately $94 thousand in driveway rent payments. During each of the six-month periods ended June 30, 2017 and 2016, we paid approximately $188 thousand in driveway rent payments.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of June 30, 2017 and the next five years and thereafter are as follows (in millions):

	Payments due by period (1)
		Less			Greater
		than 1	1 to 3	3 to 5	than 5
	Total	year	years	years	years
Operating Leases (2)	$26.9	$1.1	$2.2	$2.2	$21.4
Purchase Obligations (3)	14.2	11.0	3.2	—	—
Construction Contracts (4)	0.6	0.6	—	—	—
Borrowings Under Amended Credit Facility (5)	26.2	—	—	26.2	—
Total Contractual Cash Obligations	$67.9	$12.7	$5.4	$28.4	$21.4

(1)

Because interest payments under our Amended Credit Facility are subject to factors that, in our judgment, vary materially, the amount of future interest payments is not presently determinable. These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the rate at which we deploy capital and other spending which, in turn, impacts the level of future borrowings. The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.50%, or a base rate (as defined in the Amended Credit Facility) plus an interest rate margin ranging from 0.00% to 1.50%, or the Prime Rate. The interest rate is adjusted quarterly based on our leverage ratio, which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter. Based on our leverage ratio, at June 30, 2017, pricing was LIBOR plus 1.00% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At June 30, 2017, the one-month LIBOR was 1.23%.

(2)	Operating leases include the Driveway Lease and the Parking Lot Lease.

(3)

Purchase obligations represent approximately $7.4 million of commitments related to capital projects and approximately $6.8 million of materials and supplies used in the normal operation of our business. Of the total purchase order and construction commitments, approximately $14.2 million are cancelable by us upon providing a 30-day notice.

(4)

Construction contract obligations represent commitments related to the expansion projects at Monarch Casino Black Hawk. The $0.6 million commitment represents retainage of the new garage structure construction contractual obligation.

(5)	The amount represents outstanding draws against the Amended Credit Facility as of June 30, 2017.

As described in above under “Capital Spending and Development”, we have begun commencement of the Monarch Black Hawk Expansion Plan, which started in the fourth quarter of 2013. While we have disclosed the estimated cost of that expansion, we have not yet entered into contracts for substantial portions of the work. For this reason, we have included in the table above only the amounts for which we have contractual commitments. At June 30, 2017, we estimate that the remaining cost to complete the Black Hawk Expansion Plan is between $230 million and $237 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market conditions and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of June 30, 2017 that are subject to market risk. We do not enter into derivative financial instruments for trading or speculative purpose, nor have we experienced any losses to date on any derivative financial instruments due to counterparty credit risk.

In the normal course of business, we are exposed to risks associated with fluctuations in interest rates. As of June 30, 2017, we had $26.2 million of outstanding principal balance under our Amended Credit Facility that was subject to credit risk. A 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at June 30, 2017 would result in a change in our annual interest cost of approximately $0.3 million. See Item 2. Liquidity and Capital Resources for further discussion of our financing facility and capital structure.

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

We encourage investors to review the risks and uncertainties relating to our business disclosed under the heading Risk Factors or otherwise in the 2016 Form 10-K, as well as those contained in Part I - Forward-Looking Statements thereof, as revised or supplemented by our Quarterly Reports filed with the SEC since the filing of the 2016 Form 10-K.

If any of the risks discussed in the sections referenced above actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and investors could lose all or part of their investment.

This report is qualified in its entirety by these risk factors.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: August 8, 2017	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)