Form 10-Q
period 2017-09-30
MONARCH CASINO & RESORT INC
filed 2017-11-07
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	17,700,513 shares
Class	Outstanding at November 3, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Casino	$48,574	$43,882	$135,207	$125,613
Food and beverage	16,342	15,621	47,394	44,581
Hotel	7,316	6,901	19,204	18,038
Other	3,191	2,891	9,039	8,390
Gross revenues	75,423	69,295	210,844	196,622
Less promotional allowances	(12,396)	(12,186)	(36,174)	(35,186)
Net revenues	63,027	57,109	174,670	161,436

Operating expenses
Casino	19,097	17,684	54,837	52,449
Food and beverage	6,699	6,152	19,461	18,343
Hotel	2,735	1,958	7,192	5,438
Other	1,126	975	3,133	2,922
Selling, general and administrative	16,398	14,439	46,117	42,126
Depreciation and amortization	3,722	3,644	11,397	11,134
Loss on disposition of assets	—	5	4	668
Total operating expenses	49,777	44,857	142,141	133,080
Income from operations	13,250	12,252	32,529	28,356

Other expenses
Interest expense, net of amounts capitalized	(161)	(130)	(639)	(275)
Total other expense	(161)	(130)	(639)	(275)

Income before income taxes	13,089	12,122	31,890	28,081
Provision for income taxes	(4,059)	(4,288)	(10,749)	(9,977)
Net income	$9,030	$7,834	$21,141	$18,104

Earnings per share of common stock
Net income
Basic	$0.51	$0.45	$1.20	$1.05
Diluted	$0.49	$0.45	$1.16	$1.03

Weighted average number of common shares and potential common shares outstanding
Basic	17,616	17,338	17,541	17,270
Diluted	18,398	17,720	18,212	17,603

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$26,821	$26,383
Receivables, net	6,817	5,036
Income taxes receivable	859	408
Inventories	3,110	3,097
Prepaid expenses	4,599	4,487
Total current assets	42,206	39,411
Property and equipment
Land	30,034	29,549
Land improvements	6,946	6,914
Buildings	193,252	191,370
Buildings improvements	24,511	24,511
Furniture and equipment	138,257	134,603
Construction in progress	39,300	9,767
Leasehold improvements	2,688	2,688
	434,988	399,402
Less accumulated depreciation and amortization	(194,282)	(184,503)
Net property and equipment	240,706	214,899
Other assets
Goodwill	25,111	25,111
Intangible assets, net	4,160	5,035
Deferred income taxes	7,354	7,354
Other assets, net	2,952	3,355
Total other assets	39,577	40,855
Total assets	$322,489	$295,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,242	$8,720
Construction accounts payable	4,749	2,605
Accrued expenses	23,113	23,795
Total current liabilities	36,104	35,120
Long-term debt	26,200	26,200
Total liabilities	62,304	61,320

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 17,670,679 outstanding at September 30, 2017; 17,468,269 outstanding at December 31, 2016	191	191
Additional paid-in capital	26,231	23,834
Treasury stock, 1,425,621 shares at September 30, 2017; 1,628,031 shares at December 31, 2016	(19,356)	(22,158)
Retained earnings	253,119	231,978
Total stockholders’ equity	260,185	233,845
Total liabilities and stockholders’ equity	$322,489	$295,165

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$21,141	$18,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,397	11,134
Amortization of deferred loan costs	403	275
Stock-based compensation	5,199	983
Excess tax benefit from stock-based compensation	—	(425)
Provision for bad debts	152	92
Loss on disposition of assets	4	668
Changes in operating assets and liabilities:
Receivables	(1,933)	(981)
Income taxes receivable	(451)	94
Inventories	(13)	74
Prepaid expenses	(112)	(879)
Accounts payable	(373)	611
Accrued expenses	(669)	(575)
Net cash provided by operating activities	34,745	29,175

Cash flows from investing activities:
Proceeds from sale of assets	86	16
Change in construction payable	2,144	(194)
Acquisition of property and equipment	(36,537)	(19,646)
Net cash used in investing activities	(34,307)	(19,824)

Cash flows from financing activities:
Net exercise of stock options	—	2,100
Excess tax benefit from stock-based compensation	—	425
Loan issuance cost	—	(2,586)
Principal payments on long-term debt	—	(11,000)
Net cash used in financing activities	—	(11,061)

Net increase (decrease) in cash	438	(1,710)
Cash and cash equivalents at beginning of period	26,383	21,164
Cash and cash equivalents at end of period	$26,821	$19,454

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$235	$—
Cash paid for income taxes	$11,200	$9,475
Return of assets under capital lease:
Accounts payable	$(105)	$—
Accrued expenses	$(13)	$—

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Unless otherwise indicated, “Monarch,” the “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Debt Issuance Costs:

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related debt agreement. Loan issuance costs are included in “Other assets, net” on the Company’s condensed consolidated balance sheets. As of September 30, 2017, loan issuance costs, net of amortization was $2.0 million.

Change in Accounting Estimate of Depreciable Life of Monarch Casino Black Hawk Parking Structure:

In December 2013, the Company began construction of a new parking facility at Monarch Casino Black Hawk. Upon completion of the new structure, the Company planned to demolish the existing parking structure. At December 31, 2013, the existing parking structure had a net book value of approximately $4.8 million and a remaining depreciable life of approximately 37 years. The new parking facility was estimated to be completed on March 31, 2015. In accordance with Financial Accounting Standards Board (“FASB”) accounting standards codification (“ASC”) 250-10-45-17, effective January 1, 2014, the Company modified the estimated depreciable life of the existing parking structure to 15 months; the period from January 1, 2014 through the estimated demolition commencement date of March 31, 2015. As a result of this modification to the estimated depreciable life, depreciation expense of the existing parking structure increased by approximately $0.3 million per month (approximately $0.2 million net of tax). In July 2014, because of a delayed construction schedule, the Company revised the new parking facility completion date to December 31, 2015. At this time, the existing parking structure had a net book value of approximately $2.9 million. The Company modified the estimated depreciable life of the existing parking structure to 18 months; the period from July 1, 2014 through the revised estimated demolition commencement date of December 31, 2015. In October 2015, the general contractor notified the Company that further delay was expected and completion was then expected in the second quarter of 2016 at which time demolition of the existing structure would commence. At September 30, 2015, the existing parking structure had a net book value of approximately $0.4 million. Beginning in October 2015, the Company reduced the monthly depreciation expense to $0.04 million to reflect the revised depreciable life of the existing parking structure. The parking structure was fully depreciated as of June 30, 2016. The parking structure was demolished in the fourth quarter of 2016.

For the three and nine months ended September 30, 2017, and for the three months ended September 30, 2016, the changes in estimate did not have an effect on depreciation expense, net income and diluted earnings per share. For the nine months ended September 30, 2016, the effect of the change in estimate was an increase of depreciation expense by $266 thousand, a decrease of net income by $173 thousand and a decrease of basic and diluted earnings per share by approximately $0.01.

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

For the three months ended September 30, 2017, the effect of the adoption of ASU No. 2016-09 was a decrease of tax expense by $122 thousand resulting in an increase of basic and diluted earnings per share by less than $0.01. For the nine months ended September 30, 2017, the effect of the adoption of ASU No. 2016-09 was a decrease of tax expense by $463 thousand resulting in an increase of basic and diluted earnings per share by approximately $0.03.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Casino	$32	$29	$100	$80
Food and beverage	27	26	90	77
Hotel	8	11	24	33
Selling, general and administrative	502	367	1,313	793
Total stock-based compensation, before taxes	569	433	1,527	983
Tax benefit	(199)	(152)	(534)	(345)
Total stock-based compensation, net of tax	$370	$281	$993	$638

For the nine months ended September 30, 2016, stock-based compensation expense was unusually low due to the forfeited stock options and the reversal of stock-based compensation expense in relation to the resignation of the Company’s former Chief Financial Officer.

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

	Three months ended September 30,
	2017		2016
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	17,616	$0.51	17,338	$0.45
Effect of dilutive stock options	782	(0.02)	382	—
Diluted	18,398	$0.49	17,720	$0.45

	Nine months ended September 30,
	2017		2016
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	17,541	$1.20	17,270	$1.05
Effect of dilutive stock options	671	(0.04)	333	(0.02)
Diluted	18,212	$1.16	17,603	$1.03

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three and nine months ended September 30, 2017, options for approximately 150 thousand and 229 thousand shares, respectively, were excluded from the computation. For the three and nine months ended September 30, 2016, options for approximately 314 thousand and 885 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road, entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”) consisting of an approximate 46,000 square-foot commercial building on approximately 4.15 acres of land adjacent to the Atlantis (the “Leased Property”). The Company demolished the building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five year anniversary. In addition, the Company is responsible for payment of property taxes, utilities and maintenance expenses related to the Leased Property. The Company has an option to renew the Parking Lot Lease for an additional 10-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For the three-month periods ended September 30, 2017 and 2016 the Company paid $174 thousand and $174 thousand in rent, plus $15 thousand and $13 thousand in operating expenses, related to this lease, respectively. For the nine-month periods ended 2017 and 2016 the Company paid $522 thousand and $522 thousand in rent, plus $23 thousand and $49 thousand in operating expenses, related to this lease, respectively.

In addition, we share a driveway with and lease approximately 37,400 square-feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease Agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. As of September 30, 2017, the annual rent is $377 thousand. For the three-month periods ended September 30, 2017 and 2016, the Company paid $94 thousand and $94 thousand in rent, plus $8 thousand and $5 thousand in operating expenses, respectively. For the nine-month periods ended September 30, 2017 and 2016, the Company paid $282 thousand and $282 thousand in rent, plus $19 thousand and $30 thousand in operating expenses, respectively.

We occasionally lease billboard advertising, storage space and parking lot space from affiliates controlled by Farahi Family Stockholders and paid $36 thousand and $35 thousand for the three-month periods ended September 30, 2017 and 2016, respectively, and $96 thousand and $93 thousand for the nine-month periods ended September 30, 2017 and 2016, respectively, for such leases.

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

As of September 30, 2017, we had borrowed $26.2 million of the principal under the Amended Credit Facility, and had a $0.6 million Standby Letter of Credit and $223.2 million remaining in available borrowings of the $250.0 million maximum principal available under the Amended Credit Facility. As of September 30, 2017, there have been no withdrawals from the Standby Letter of Credit.

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

In addition to other customary covenants for a facility of this nature, as of September 30, 2017, we are required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 3.5:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined in the Third Amended and Restated Credit Agreement) of at least 1.15:1. As of September 30, 2017, the Company’s leverage ratio and fixed charge coverage ratios were 0.4:1 and 41.3:1, respectively.

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

At September 30, 2017, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.00%. At September 30, 2017, the one-month LIBOR interest rate was 1.24%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

NOTE 7. TAXES

For the nine months ended September 30, 2017 and 2016, the Company’s effective tax rate was 33.7% and 35.5%, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

When used in this report and elsewhere by management from time to time, the words “believes,” “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business, including our expansion, financing for such expansion, construction timelines, development activities, our ability to benefit from future economic growth, our ability to fund our operations and meet debt obligations, legal proceedings and employee matters. Certain important factors, including, but not limited to, competition from other gaming operations, factors affecting our ability to compete, acquisitions of gaming properties, legalization of additional gaming operations in our markets, leverage, construction risks, availability of financing, economic downturn, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Any changes in the law that would permit the establishment of gaming operations in or near Denver could materially impact Monarch Casino Black Hawk operations and could alter, delay or cause us to reconsider our master development plan to expand our Monarch Casino Black Hawk property. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our expansion, development activities, legal proceedings and employee matters, are included in our filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statement to reflect events or circumstances after the date hereof.

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

Capital expenditures for the nine-month periods ended September 30, 2017 and 2016 totaled approximately $34.4 million and $19.8 million, respectively. During the nine-month period ended September 30, 2017, our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Casino Black Hawk, the acquisition of a parcel of land with an industrial warehouse in proximity to the Monarch Casino Black Hawk, the re-carpeting of the entire casino floor and more than one third of the hotel rooms at Atlantis, as well as acquisition of gaming and other equipment to upgrade and replace existing equipment at the Atlantis and the Monarch Casino Black Hawk. The capital expenditures were funded from operating cash flows.  During the nine-month period ended September 30, 2016, our capital expenditures related primarily to the major redesign and upgrade of the Toucan Charlie’s Buffet, improvements to new additional parking spaces at Atlantis, continued work on the new parking garage at Monarch Casino Black Hawk as well as acquisition of gaming equipment to upgrade and replace existing equipment in the Atlantis and Monarch Casino Black Hawk.

Monarch Black Hawk Expansion Plan

We have commenced its Monarch Black Hawk Expansion Plan, which will convert Monarch Casino Black Hawk into a full-scale hotel casino resort spa.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2017 and 2016

For the three months ended September 30, 2017, our net income totaled $9.0 million, or $0.49 per diluted share, compared to net income of $7.8 million, or $0.45 per diluted share for the same period in 2016, reflecting a 15.3% increase in net income and an 8.9% increase in diluted earnings per share. Net revenues totaled $63.0 million in the third quarter of 2017, an increase of $5.9 million, or 10.4%, compared to the third quarter of 2016. Income from operations for the three months ended September 30, 2017 totaled $13.3 million compared to $12.3 million for the same period in 2016.

Casino revenue increased 10.7% in the third quarter of 2017 compared to the third quarter of 2016, as we continue to increase market share in two growing markets. Casino operating expense as a percentage of casino revenue decreased from 40.3% in the third quarter of 2016 to 39.3% in the same quarter of 2017 primarily due to the increase in casino revenue in the third quarter of 2017 combined with operating cost efficiencies.

Food and beverage revenue for the third quarter of 2017 increased 4.6% over the third quarter of 2016, due to a 5.6% increase in covers, offset by a 0.9% decrease in food and beverage revenue per cover.  Food and beverage operating expense as a percentage of food and beverage revenue increased in the third quarter of 2017 to 41.0% compared to 39.4% for the same period in 2016 primarily as a result of an increase in payroll and employee benefits expense.

Hotel revenue increased 6.0% in the third quarter of 2017 compared to the third quarter of 2016. Average daily room rate (“ADR”) of $86.78 in the third quarter of 2017 was $2.20 higher than the ADR of $84.58 in the third quarter of 2016 and the occupancy of 97.8% during the third quarter of 2017 was slightly higher compared to 97.1% during the third quarter of 2016. Revenue per Available Room (“REVPAR”), calculated by dividing total room revenue (less service charges, if any) by total rooms available, was $96.51 and $91.03 for the three months ended September 30, 2017 and 2016, respectively. Hotel operating expense as a percentage of hotel revenue increased to 37.4% in the third quarter of 2017 as compared to 28.4% for the comparable prior year period primarily due to higher labor related expense and hotel repair and maintenance expense, as well as expenses related to the shuttle service and expanded valet services implemented at Monarch Casino Black Hawk.

Other revenue increased 10.4% in the third quarter of 2017 compared to the third quarter of 2016 driven primarily by increased arcade, spa and retail revenues.

Promotional allowances as a percentage of gross revenues decreased to 16.4% during the third quarter of 2017 compared to 17.6% in the comparable 2016 quarter. This decrease was primarily due to higher revenues and increase in the profitability of the promotional programs.

Selling, General and Administrative (“SG&A”) expense increased to $16.4 million in the third quarter of 2017 from $14.4 million in the third quarter of 2016 primarily due to a  $1.2 million increase in salaries, wages and related benefits expense, $0.4 million increase in repairs and maintenance expense, $0.1 million increase in property taxes and $0.1 million increase in utilities. As a percentage of net revenue, SG&A expense increased to 26.0% in the third quarter of 2017 compared to 25.3% in the same period in 2016.

Depreciation and amortization expense increased to $3.7 million for the three months ended September 30, 2017 as compared to  $3.6 million for the three months ended September 30, 2016. The increase is primarily a result of the additional depreciation expense related to the new parking garage at Monarch Casino Black Hawk, offset by the decrease in depreciation expense at Monarch Casino Black Hawk due to five-year assets (assets that are depreciated over a 5 year time period) having become fully depreciated.

Interest expense, net of amounts capitalized, increased to $161.0 thousand in the third quarter of 2017 from $130.0 thousand in the third quarter of 2016 primarily due to higher bank commitment fees related to the Amended Credit Facility.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2017 and 2016

For the nine months ended September 30, 2017, our net income totaled $21.1 million, or $1.16 per diluted share, compared to net income of $18.1 million, or $1.03 per diluted share, for the same period in 2016, reflecting a 16.8% increase in net income and 12.6% increase in diluted earnings per share. Net revenues totaled $174.7 million in the nine-month period of 2017, reflecting an increase of $13.2 million, or 8.2%, compared to the same period in 2016. Income from operations for the nine months ended September 30, 2017 totaled $32.5 million compared to $28.4 million for the same period in 2016, representing an increase of $4.2 million or 14.7%.

Casino revenue increased 7.6% in the first nine months of 2017 compared to the first nine months of 2016. Casino operating expense as a percentage of casino revenue decreased to 40.6% in the first nine months of 2017 compared to 41.8% in the first nine months of 2016 due to higher casino revenue combined with operating cost efficiencies.

Food and beverage revenue for the first nine months of 2017 increased 6.3% over the first nine months of 2016, due to a 3.8% increase in covers and a  2.4% increase in average revenue per cover. In 2016, Toucan Charlie’s Buffet was closed for redesign and upgrade for 70 days, which unfavorably affected the 2016 total food and beverage covers. Food and beverage operating expense as a percentage of food and beverage revenue in the first nine months of 2017 and 2016 was flat at 41.1% as a result of the repair and maintenance expenses related to the Atlantis buffet redesign and upgrade at the beginning of 2016 offset by an increase in payroll and employee benefits expenses in 2017 due to a labor shortage in both operating units’ markets.

Hotel revenue increased 6.5% due to an increase in ADR to $82.56 in the first nine months of 2017 compared to $80.76 in the first nine months of 2016 and an increase in occupancy to 91.2% during the first nine months of 2017 compared to 89.7% during the first nine months of 2016. REVPAR was $85.37 and $79.89 for the nine months ended September 30, 2017 and 2016, respectively. Hotel operating expense as a percentage of hotel revenue increased to 37.5% in the first nine months of 2017 as compared to 30.1% for the comparable prior year period due to higher payroll and employee benefits expense and repair and maintenance expense in the first nine months of 2017,  combined with expenses related to the shuttle service and expanded valet services implemented at Monarch Casino Black Hawk.

Other revenue increased 7.7% in the first nine months of 2017 compared to the first nine months of 2016 driven primarily by increased arcade, commission and spa revenues.

Promotional allowances as a percentage of gross revenues decreased to 17.2% during the first nine months of 2017 from 17.9% in the comparable 2016 period primarily as a result of the increase in gross revenues and increase in the profitability of the promotional programs.

SG&A expense increased by $4.0 million to $46.1 million in the first nine months of 2017 primarily due to: (i) a $2.6 million increase in salaries, wages and employee benefit expenses; (ii) a $0.8 million increase in repair and maintenance expense and properties’ improvement expenses, (iii) a $0.3 million increase in property tax expense related to the new parking garage at Monarch Casino Black Hawk, (iv) a $0.2 million increase in advertising expense, and (v) a $0.1 million increase in charitable contributions. As a percentage of net revenue, SG&A expense increased to 26.4% in the first nine months of 2017 from 26.1% in the first nine months of 2016.

Depreciation and amortization expense increased to $11.4 million for the nine months ended September 30, 2017 as compared to $11.1 million for the nine months ended September 30, 2016 primarily as a result of the additional depreciation expense related to the new parking garage at Monarch Casino Black Hawk.

Interest expense, net of amounts capitalized increased to $639.0 thousand in the first nine months of 2017 from $275.0 thousand in the first nine months of 2016 primarily as a result of the higher bank commitment fees related to the Amended Credit Facility and higher amortization of deferred loan costs expense related to the Amended Credit Facility.

In 2016, the Company completed the hotel towers’ doors replacement capital project at the Atlantis and as a result, the Company wrote off the remaining net book value of the existing doors, incurring a $0.6 million loss on the disposal.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our credit facilities.

For the nine months ended September 30,  2017, net cash provided by operating activities totaled $34.7 million, an increase of $5.6 million, or 19.1% compared to the same period in the prior year. This increase was primarily the result of an increase in net income and an increase in depreciation and amortization expense, offset by an increase in working capital. The net cash provided by operating activities was also positively affected by the adoption of the ASU No. 2016-09, which changes the classification and presentation of the stock-based compensation in the Statement of Cash Flows.

Net cash used in investing activities totaled $34.3 million and $19.8 million during the nine months ended June 30, 2017 and 2016, respectively. Net cash used in investing activities during the first nine months of 2017 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk, the purchase of a parcel of land with an industrial warehouse in proximity to the Monarch Casino Black Hawk, the re-carpeting of the casino floor and hotel rooms at Atlantis, and for acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first nine months of 2016 consisted primarily of cash used for the new parking garage at Monarch Casino Black Hawk, the redesign and upgrade of Toucan Charlie’s Buffet at Atlantis, improvements to new additional parking spaces at Atlantis, and for acquisition of gaming and other equipment at both properties.

There were no financing activities during the first nine months of 2017. Net cash used in financing activities during the first nine months of 2016 was $11.1 million and represented $11.0 million in payments under our credit facility and $2.6 million in loan issuance cost, offset by $2.5 million in proceeds from stock option exercises, including excess tax benefit from options exercised.

Under the Amended Credit Facility, our available borrowing capacity is $250.0 million with a maturity date of July 20, 2021. The proceeds from the Amended Credit Facility will be used to fund the Monarch Black Hawk Expansion Plan, for ongoing capital expenditure, for working capital needs and general corporate purposes and requirements.

As of September 30, 2017, we had borrowed $26.2 million of the principal under the Amended Credit Facility, and had a $0.6 million Standby Letter of Credit and $223.2 million remaining in available borrowings of the $250.0 million maximum principal available under the Amended Credit Facility. As of September 30, 2017, there have been no withdrawals from the Standby Letter of Credit.

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

In addition to other customary covenants for a facility of this nature, as of September 30, 2017, we are required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 3.5:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined in the Amended Credit Facility) of at least 1.15:1. As of September 30, 2017, the Company’s leverage ratio and fixed charge coverage ratios were 0.4:1 and 41.3:1, respectively.

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

At September 30, 2017, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.00%. At September 30, 2017, the one-month LIBOR interest rate was 1.24%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

In response to customer demand for more convenient surface parking at the Atlantis, and after detailed analysis, on August 28, 2015, the Company, through its subsidiary Golden Road, entered into a 20-year lease (the “Parking Lot Lease”) with BLI with respect to a portion of the Shopping Center. This lease gives the Atlantis the right to use a parcel, approximately 4.15 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis (the “Leased Property”). The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. We demolished the commercial building on the Leased Property and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, we are responsible for payment of property taxes, utilities and maintenance expenses related to the Leased Property. We have an option to renew the Parking Lot Lease for an additional 10-year term. If we elect not to exercise the renewal option, we will be obligated to pay BLI $1.6 million. During each of the three-month periods ended September 30, 2017 and 2016, we paid approximately $174 thousand in parking lot rent payments. During each of the nine-month periods ended September 30, 2017 and 2016, we paid approximately $522 thousand in parking lot rent payments.

A driveway (the “Driveway Project”) that is being shared between the Atlantis and the Shopping Center was completed and opened on September 30, 2004. The Shopping Center is controlled by BLI. As part of the Driveway Project, in January 2004, we leased (the “Driveway Lease”) approximately 37,400 square-foot corner section of the Shopping Center, for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to a cost of living increase on each five year anniversary of the Driveway Lease. As of September 30, 2017, the annual rent is $377 thousand. In August 2015, we exercised our option to extend the lease for three individual five-year terms in addition to the 15-year initial term. At the end of the extension periods, we have the option to purchase the leased section of the Shopping Center. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million. We were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the 15-year expected economic useful life of the asset; some components of the new driveway are being depreciated over a shorter period of time. During each of the three-month periods ended September 30, 2017 and 2016, we paid approximately $94 thousand in driveway rent payments. During each of the nine-month periods ended September 30, 2017 and 2016, we paid approximately $282 thousand in driveway rent payments.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of September 30, 2017 and the next five years and thereafter are as follows (in millions):

	Payments due by period (1)
		Less			Greater
		than 1	1 to 3	3 to 5	than 5
	Total	year	years	years	years
Operating Leases (2)	$26.6	$1.1	$2.2	$2.2	$21.1
Purchase Obligations (3)	12.9	9.7	3.0	0.2	—
Borrowings Under Amended Credit Facility (4)	26.2	—	—	26.2	—
Total Contractual Cash Obligations	$65.7	$10.8	$5.2	$28.6	$21.1

(1)

Because interest payments under our Amended Credit Facility are subject to factors that, in our judgment, vary materially, the amount of future interest payments is not presently determinable. These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the rate at which we deploy capital and other spending which, in turn, impacts the level of future borrowings. The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.50%, or a base rate (as defined in the Amended Credit Facility) plus an interest rate margin ranging from 0.00% to 1.50%, or the Prime Rate. The interest rate is adjusted quarterly based on our leverage ratio, which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter. Based on our leverage ratio, at September 30, 2017, pricing was LIBOR plus 1.00% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At September 30, 2017, the one-month LIBOR was 1.24%.

(2)	Operating leases include the Driveway Lease and the Parking Lot Lease.

(3)

Purchase obligations represent approximately $6.6 million of commitments related to capital projects and approximately $6.3 million of materials and supplies used in the normal operation of our business. Of the total purchase order and construction commitments, approximately $12.9 million are cancelable by us upon providing a 30-day notice.

(4)	The amount represents outstanding draws against the Amended Credit Facility as of September 30, 2017.

As described in above under “Capital Spending and Development”, we have begun commencement of the Monarch Black Hawk Expansion Plan, which started in the fourth quarter of 2013. While we have disclosed the estimated cost of that expansion, we have not yet entered into contracts for substantial portions of the work. For this reason, we have included in the table above only the amounts for which we have contractual commitments. At September 30, 2017, we estimate that the remaining cost to complete the Black Hawk Expansion Plan is between $218 million and $225 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market conditions and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of September 30, 2017 that are subject to market risk. We do not enter into derivative financial instruments for trading or speculative purpose, nor have we experienced any losses to date on any derivative financial instruments due to counterparty credit risk.

In the normal course of business, we are exposed to risks associated with fluctuations in interest rates. As of September 30, 2017, we had $26.2 million of outstanding principal balance under our Amended Credit Facility that was subject to credit risk. A 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at September 30, 2017 would result in a change in our annual interest cost of approximately $0.3 million. See Item 2. Liquidity and Capital Resources for further discussion of our financing facility and capital structure.

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

This report is qualified in its entirety by these risk factors.

ITEM 6. EXHIBITS

Exhibit No	Description

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

____________________________________________________________________________________________________________________________________________________________________________________________________________________________

*   Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: November 7, 2017	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)