Form 10-K
period 2017-12-31
MONARCH CASINO & RESORT INC
filed 2018-03-14
CIK 907242

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______TO______

Commission File No. 0-22088

MONARCH CASINO & RESORT, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0300760
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3800 S. Virginia Street
Reno, Nevada	89502
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s telephone number, including area code: (775) 335-4600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange
Title of each class	on which registered
Common Stock, $0.01 par value per share	The Nasdaq Stock Market LLC (Nasdaq-GS)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐		Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2017, based on the closing price as reported on The Nasdaq Stock Market (SM) of $30.25 per share, was approximately $398.5 million.

As of March 9, 2018, Registrant had 17,775,111 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2018 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) regarding our expectations and beliefs concerning the timing, cost and impact of our Monarch Black Hawk Expansion and other projects; business prospects; business strategies and outlook; competitive advantages and sources of competition; marketing strategy; approvals and licensing requirements; employee relations; capital requirements; anticipated source of funds and adequacy of such funds to meet our capital requirements; financial condition, legal matters and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-K, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

•	our ability to successfully implement our business and growth strategies;
•	our dependence on two resorts;
•	our ability to successfully complete potential acquisitions and investments;
•	successful integration of acquisitions;
•	our ability to realize the anticipated benefits of our expansion and renovation projects, including the Monarch Black Hawk Expansion;
•

risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems; shortages of materials or skilled labor; environment, health and safety issues; and unanticipated cost increases);

•	risks related to our present indebtedness and future borrowings;
•	adverse trends in the gaming industries;
•	changes in patron demographics;
•

general market and economic conditions, including but not limited to, the effects of local and national economic, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;

•	access to capital and credit, including our ability to finance future business requirements;
•	our ability to meet our debt obligations;
•	the impact of rising interest rates and our ability to refinance debt as it matures at commercially reasonable rates or at all;
•	our ability to continue to comply with the covenants and terms of our credit instruments;
•	ability of large stockholders to influence our affairs;
•	our dependence on key personnel;
•	the availability of adequate levels of insurance;
•	changes in federal, state, and local laws and regulations, including environmental and gaming licenses or legislation and regulations;
•	ability to obtain and maintain gaming and other governmental licenses and regulatory approvals;
•	any violations by us of the anti-money laundering laws;
•	cybersecurity risks, including misappropriation of customer information or other breaches of information security;
•	impact of natural disasters, severe weather, terrorist activity and similar events;
•	competitive environment, including increased competition in our target market areas;

•	increases in the effective rate of taxation at any of our properties or at the corporate level;
•	our ability to successfully estimate the impact of accounting, tax and legal matters; and
•	risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports.

For a more detailed description of certain Risk Factors affecting our business, see Item 1A, “Risk Factors.”

We undertake no obligation to publicly update or revise any forward-looking statements as a result of future developments, events or conditions, except as required by law. New risks emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements.

ITEM 1. BUSINESS

Monarch Casino & Resort, Inc. was incorporated in Nevada in1993 and, along with its consolidated subsidiaries, is referred to collectively in this Annual Report on Form 10-K as “Monarch”, “we”, “our” and “us”. Monarch owns and operates the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and Monarch Casino Black Hawk, a casino in Black Hawk, Colorado. In addition, we own separate parcels of land located next to the Atlantis, a parcel of land located next to the Monarch Casino Black Hawk and a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Casino Black Hawk. We also own Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to extended licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and, at the Atlantis, our hotel operations. We focus on delivering exceptional service and value to our guests. Our hands-on management style focuses on customer service and cost efficiencies.

Our principal executive offices are located at 3800 S. Virginia Street, Reno, Nevada 89502; telephone (775) 335-4600. Our website address is www.monarchcasino.com. We make available, free of charge, on or through our internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

The Atlantis Casino Resort Spa

The Atlantis is located approximately three miles south of downtown in the generally more affluent area of Reno, Nevada. The Atlantis features approximately 61,000 square feet of casino space; 824 guest rooms and suites; eight food outlets; two espresso and pastry bars; a 30,000 square foot health spa and salon with an enclosed year-round pool; two retail outlets offering clothing and traditional gift shop merchandise; an 8,000 square-foot family entertainment center; and approximately 52,000 square feet of banquet, convention and meeting room space. The casino features approximately 1,425 slot and video poker machines; approximately 37 table games, including blackjack, craps, roulette, and others; a race and sports book; a 24-hour live keno lounge and a poker room.

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

The average occupancy rate, average daily room rate (“ADR”) and revenue per available room (“REVPAR”), calculated by dividing total hotel revenue by total rooms available at the Atlantis for the following periods were:

	Year Ended December 31,
	2017	2016	2015
Occupancy rate	89.4%	88.2%	89.7%
ADR	$81.46	$79.52	$76.92
REVPAR	$82.40	$77.50	$75.24

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

The Monarch Casino Black Hawk

The Monarch Casino Black Hawk is located approximately 40 miles west of Denver, Colorado and is the first casino encountered by visitors arriving from Denver on Highway 119. The Monarch Casino Black Hawk features approximately 30,000 square feet of casino space, 740 slot machines, 14 table games, a 250-seat buffet-style restaurant, a snack bar and a nine-story parking structure with approximately 1,350 spaces, plus valet parking bringing total parking capacity to 1,500 spaces.

Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and laying the groundwork for the major expansion. There is currently no hotel on the property. In October 2012, we began a project to redesign and upgrade the existing Monarch Casino Black Hawk facility. In September 2013, we opened a new buffet. In August 2015, we completed the redesign and upgrade of the existing Monarch Casino Black Hawk, bringing to the facility’s interior the same quality, ambiance and finishes of the ongoing master planned expansion that will transform Monarch Casino Black Hawk into a full-scale casino resort. In the fourth quarter of 2013, we began work on a multi-phased expansion of the Monarch Casino Black Hawk, which we refer to herein as the “Monarch Black Hawk Expansion Plan.” The first phase of the Monarch Black Hawk Expansion Plan has been completed with the opening in November 2016 of our nine-story parking facility with about 1,350 spaces. Construction of a new hotel tower and casino expansion on the old parking structure site is under way (see CAPITAL SPENDING AND DEVELOPMENT – Monarch Black Hawk Expansion Plan). Once completed, the Monarch Black Hawk Expansion Plan will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars and associated support facilities. We currently expect completion of the entire expansion in the second quarter of 2019.

Our Monarch Black Hawk Expansion Plan is more fully discussed in the CAPITAL SPENDING AND DEVELOPMENT section.

Acquisition, Improvements and Additional Expansion Potential

We identify and evaluate strategic expansion and acquisition opportunities through market and detailed financial analyses. We develop overall master plans and then execute each phase of the master plan after re-evaluation of the current market conditions and comparison against other capital investment opportunities.

We have continuously invested in upgrading our facilities. Capital expenditures were $46.8 million in 2017, $24.9 million in 2016 and $38.1 million in 2015. During 2017, 2016 and 2015, capital expenditures related primarily to the redesign and upgrade of the existing Monarch Casino Black Hawk, the Monarch Black Hawk Expansion Plan, the acquisition of a parcel of land with an industrial warehouse in proximity to the Monarch Casino Black Hawk, the major redesign and upgrade of the Toucan Charlie’s Buffet at Atlantis and the acquisition of gaming equipment to upgrade and replace existing equipment at both of our properties.

Expansion potential at the Atlantis is twofold. First, we could further expand our existing hotel and casino, thereby providing more hotel rooms, casino floor space, restaurants and other amenities. Second, we could develop the 16-acre parcel of land that we own across South Virginia Street from the Atlantis. This site is connected to the Atlantis by the Sky Terrace and is currently used for surface parking and special events related to the Atlantis. Our 16-acre parcel of land meets all current Reno zoning requirements in the event we decide to build another resort casino or entertainment facility. We also own additional land adjacent to our two large sites that would facilitate expansion opportunities through administrative and other non-operational uses.

On August 28, 2015, we entered into a 20-year lease (the “Parking Lot Lease”) with Biggest Little Investments, L.P. with respect to a portion of the shopping center adjacent to the Atlantis property (the “Shopping Center”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land. We demolished the building and converted the land into approximately 300 additional convenient surface parking spaces for Atlantis guests.

Marketing Strategy

Reno/Sparks.  Our marketing efforts are directed toward three broad consumer groups: leisure travelers, conventioneers and northern Nevada local residents.

The Reno/Sparks region is a major gaming and leisure destination with aggregate gaming revenues of approximately $740 million (as reported by the Nevada Gaming Control Board for the twelve months ended December 31, 2017).

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

Northern Nevada Residents:  We market to northern Nevada residents (referred to as “Locals”) on the basis of the Atlantis’ location and accessibility, convenient surface parking, gaming values, ambiance, friendly efficient service, quality and relative value of food and beverage offerings.

Black Hawk.   Our marketing efforts are directed toward patrons from the Denver metropolitan area and Colorado mountain areas. Black Hawk is approximately 40 miles west of Denver.

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

Competition

Reno/Sparks.  Gaming competition in the Reno area is intense. Based on information obtained from the December 31, 2017 Gaming Revenue Report published by the Nevada Gaming Control Board, there are approximately 14 casinos in the Reno-Sparks area which each generated more than $12.0 million in annual gaming revenues.

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

Black Hawk.  There is strong competition in the concentrated Black Hawk/Central City area gaming market including approximately 21casinos, which generated approximately $690 million in gaming revenues for the twelve months ended December 31, 2017 according to the Colorado Division of Gaming.

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

Regulation and Licensing

We may not own, manage or operate a gaming facility unless we obtain proper licenses, permits and approvals. Applications for a license permit or approval may generally be denied for reasonable cause. Most regulatory authorities license, investigate, and determine the suitability of any person who has a material relationship with us. Persons having material relationships include officers, directors, employees, and certain security holders. We believe that we have obtained, applied for, or are in the process of applying for all necessary registrations, approvals, permits, licenses, and findings of suitability with respect to such persons affiliated with our licensed gaming operations, although the gaming authorities, in their discretion, may require additional persons to file applications for findings of suitability.

Licenses, permits, and approvals are revocable privileges, which are not transferable. Regulatory authorities may at any time revoke, suspend, condition, limit, or restrict a license for reasonable cause. License holders may be fined and, in some jurisdictions and under certain circumstances, gaming operation revenues can be forfeited. We may be unable to obtain any licenses, permits, or approvals, or if obtained, they may not be renewed or may be revoked in the future. In addition, a rejection or termination of a license, permit, or approval in one jurisdiction may have a negative effect in other jurisdictions. Some jurisdictions require gaming operators licensed in that state to receive their permission before conducting gaming in other jurisdictions.

In each jurisdiction in which we have gaming operations, the following conditions and restrictions apply:

•	Periodic license fees and taxes must be paid to state and local gaming authorities;
•	Certain officers, directors, key employees, and gaming employees are required to be licensed or otherwise approved by the gaming authorities;
•

Individuals who must be approved by a gaming authority must submit comprehensive personal disclosure forms and undergo an exhaustive background investigation, the costs for which must be borne by the applicant;

•	Changes in any licensed or approved individuals must be reported to and/or approved by the relevant gaming authority;
•

Failure to timely file the required application forms by any individual required to be approved by the relevant gaming authority may result in that individual’s denial and the gaming licensee may be required by the gaming authority to disassociate with that individual; and

•	If any individual is found unsuitable by a gaming authority, the gaming licensee is required to disassociate with that individual.

Nevada. The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, referred to as the “Nevada Act,” and various local regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board, and the Reno City Council, referred to collectively as the Nevada Gaming Authorities.

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

Golden Road Motor Inn, Inc. (“Golden Road”), our subsidiary which operates the Atlantis, is required to be licensed by the Nevada Gaming Authorities. This gaming license requires the periodic payment of fees and taxes and is not transferable. We are registered by the Nevada Gaming Commission as a publicly traded corporation, or Registered Corporation. As such, we are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and to furnish any other information that the Nevada Gaming Commission may require. No person may become a stockholder of, or receive any percentage of profits from Golden Road without first obtaining licenses and approvals from the Nevada Gaming Authorities. Golden Road and Monarch have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

The Nevada Act requires any person who acquires more than 5% of Monarch’s voting securities to report the acquisition to the Nevada Gaming Commission. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chair of the Nevada Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 25%, of our voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if the institutional investor holds the voting securities for investment purposes only. If the acquisition is above 20% of the voting securities, the institutional investor may also apply for a waiver of the requirement for an approval of a change of control. An institutional investor is not deemed to hold voting securities for investment purposes unless the securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action that the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or the Chair of the Nevada Gaming Control Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:

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

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, referred to as “Licensees,” and who is or proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Gaming Control Board of their participation in foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Gaming Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

The City of Black Hawk also assesses two monthly device fees that are based on the number of gaming devices operated. These consist of an $87.50 fee per device and a transportation device fee of $4.28 per device.

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

Employees

As of February 1, 2018, we had approximately 2,200 employees. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

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

OUR BUSINESS IS PARTICULARLY SENSITIVE TO WEAK DISCRETIONARY CONSUMER SPENDING

Consumer demand for entertainment and other amenities at hotel-casino properties and casino properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. In particular, we market to and rely upon the patronage of customers from the Reno and Denver metropolitan areas, as well as leisure traveler and conventioneer guests. Changes in discretionary consumer spending or consumer preferences in these, and other geographic markets, brought about by factors such as perceived or actual general economic conditions, the impact of high energy and food costs, the increased cost of travel, the potential for bank failures, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.

For example, following the recession that began in 2007, we experienced one of the toughest economic periods in Nevada history. The housing crisis and economic slowdown in the United States resulted in a significant decline in the amount of tourism and spending in Reno. While the economy has improved significantly since the end of the recent economic recession, our business continues to be impacted from changes in consumer spending habits due to the recession. If customers spend less per visit or customers prefer non-gaming amenities of our competitors, and we are unable to increase total visitation, our business may be adversely affected. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, a slowing or stoppage of the economic recovery or a return to an economic downturn will further adversely affect our results of operations and financial condition.

We are entirely dependent on TWO resorts for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties

We are currently entirely dependent upon our Atlantis Casino Resort and our Monarch Casino Black Hawk for all of our operating cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties or greater geographic diversification. The risks to which we have a greater degree of exposure include the following:

•	changes in local economic and competitive conditions;
•	changes in local and state governmental laws and regulations, including gaming laws and regulations, and the way in which those laws and regulations are applied;
•	natural and other disasters, including the outbreak of infectious diseases;
•	an increase in the cost of maintaining our properties;
•	a decline in the number of visitors to Reno or Black Hawk; and
•	a decrease in gaming and non-casino activities at our resorts.

Any of the factors outlined above could negatively affect our results of operations and our ability to generate sufficient cash flow to make payments or maintain our covenants with respect to our debt.

CERTAIN OF OUR STOCKHOLDERS OWN LARGE INTERESTS IN OUR CAPITAL STOCK AND MAY SIGNIFICANTLY INFLUENCE OUR AFFAIRS

John Farahi and Bob Farahi, our officers and directors, together with their brother Ben Farahi, beneficially own in the aggregate approximately 39% of our outstanding shares of common stock, inclusive of options held by them which are exercisable within 60 days. As such, members of the Farahi family, if voting together, have the ability to significantly influence our affairs, including the election of members of the board of directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

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

COVENANT RESTRICTIONS UNDER OUR AMENDED CREDIT FACILITY MAY LIMIT OUR ABILITY TO OPERATE OUR BUSINESS AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

The agreement governing our Amended Credit Facility contains covenants that restrict our ability to, among other things, incur additional debt, make distributions, make investments, grant liens on our property to secure debt, enter into transactions with affiliates and effect mergers or acquisitions, as well as covenants that relate to our Monarch Black Hawk Expansion. Although the covenants in our Amended Credit Facility are subject to various exceptions, we cannot assure you that these covenants will not adversely affect our ability to finance future operations or capital needs or to engage in other activities that may be in our best interest. In addition, our long-term debt requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of the covenants in the agreement governing our Amended Credit Facility could result in a default under such agreement. Our ability to comply with these covenants may be affected by general economic conditions, industry conditions, and other events beyond our control, including difficulties or delay in the completion of our Monarch Black Hawk Expansion. As a result, we cannot assure you that we will be able to comply with these covenants. If an event of default under the agreement governing our Amended Credit Facility occurs, the lenders thereunder could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In addition, our Amended Credit Facility is secured by first priority security interests in substantially all of our assets. If we are unable to pay all amounts declared due and payable in the event of a default, the lenders could foreclose on these assets.

OUR VARIABLE RATE INDEBTEDNESS SUBJECTS US TO INTEREST RATE RISK, WHICH COULD CAUSE OUR DEBT SERVICE OBLIGATIONS TO INCREASE SIGNIFICANTLY

An increase in market interest rates would increase our interest expense arising on our indebtedness. The interest rate under our Amended Credit Facility is a base rate plus a margin ranging from 0.00% to 1.50%, the Prime Rate or LIBOR plus a margin ranging from 1.00% to 2.50%. As a result, we are exposed to interest rate risk. Interest rates, including LIBOR, have recently increased and are expected to continue to increase in future periods. If interest rates continue to increase, our debt service obligations under the Amended Credit Facility will increase even when the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

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

We also believe that the legalization of additional casino gaming in or near any major metropolitan area in the Atlantis’ or Monarch Casino Black Hawk’s key marketing areas could have a material adverse impact on our business. In addition, there have been proposals for the development of Native American, racetrack and video lottery terminal casinos throughout the state of Colorado over the years, although none of the proposals has been adopted by the state’s electorate or legislature. Should any form of additional gaming be authorized in the Denver metropolitan area, Monarch Casino Black Hawk could be adversely affected.

In addition, Native American gaming facilities in some instances operate under less stringent regulatory requirements than those imposed on our properties, which could provide them a competitive advantage in our markets. Moreover, we face competition from internet and other account wagering gaming services, which would allow their guests to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, and this could have a material adverse effect on our business, financial condition, operating results and prospects. The legalization of internet poker and other forms of internet gaming could create further competition for our operations.

WE FACE RISKS ASSOCIATED WITH GROWTH

We intend to grow our operations through acquisitions, development and organic growth. However, this growth strategy could divert management’s attention, disrupt our ongoing operations, result in inconsistencies in standards, controls and procedures and could also cause us to incur substantial costs, including legal, professional and consulting fees. We cannot assure you that we will be able to identify or acquire suitable companies or operations, develop or profitably manage our additional operations or successfully integrate such acquisitions or operations into our existing operations without substantial costs, delays or other difficulties. Additionally, we cannot assure you that we will receive the necessary licenses or approvals for currently contemplated or future expansion and development projects.

Management of new properties, especially in new geographic areas, may require that we increase our management resources. Our ability to achieve our objectives in connection with our acquisition may be highly dependent on, among other things, our ability to retain or train capable executives. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions. We also cannot assure you that the acquired business will generate returns consistent with our expectations. These risks may result in an adverse effect on our results of operations or financial condition or result in costs that outweigh the financial benefit of such opportunities. Furthermore, investments in our growth strategy may result in us incurring substantial additional indebtedness and other expenses or consummating potentially dilutive issuances of equity securities to fund the required capital investment. This could adversely affect the market price of our common stock, otherwise restrict our operations and adversely impact our financial condition.

OUR EXPANSION AND RENOVATION PROJECTS MAY FACE SIGNIFICANT RISKS INHERENT IN CONSTRUCTION PROJECTS

Our Monarch Casino Black Hawk Expansion and any other development projects we may undertake will be subject to the many risks inherent in the expansion or renovation of an existing enterprise or construction of a new enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects. Our current and future projects could also experience:

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

In addition, actual costs and construction periods for any of our projects can differ significantly from initial expectations. Our initial project costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared at inception of the project in consultation with architects and contractors. Many of these costs can increase over time as the project is built to completion.

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

OUR CAPITAL EXPENDITURES MAY NOT RESULT IN THE EXPECTED IMPROVEMENTS IN OUR BUSINESS

We have expended a significant amount of capital on our multi-phased Monarch Casino Black Hawk Expansion. In addition, we continuously invest in the upgrade and maintenance of our facilities to present a fresh, high quality product to our guests. Our ability to realize the expected returns on these capital investments depends on a number of factors, including, general economic conditions, changes to construction plans and specifications, delays in obtaining or inability to obtain necessary permits, licenses and approvals, disputes with contractors, disruptions to our business caused by construction and other unanticipated circumstances or cost increases.

While we believe that the overall budgets for our planned capital expenditures are reasonable, these costs are estimates and the actual costs may be higher than expected. In addition, we cannot assure you that these investments will be sufficient or that we will realize our expected returns on our capital investments, or any returns at all. If we fail to realize our expected returns on capital investments, it could materially adversely affect our business, financial condition and results of operations.

WE MAY BE UNABLE TO OBTAIN THE NECESSARY GOVERNMENT APPROVALS FOR OUR EXPANSION AND RENOVATION PROJECTS ON A TIMELY BASIS, OR AT ALL

We have not yet obtained certain permits, licenses and approvals necessary for some of our anticipated projects. The scope of the approvals required for expansion or renovation projects can be extensive and may include gaming approvals, state and local land-use permits and building and zoning permits. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay the scheduled openings of the facilities. We may not obtain the necessary permits, licenses and approvals within the anticipated time frames, or at all.

OUR EXPANSION AND RENOVATION ACTIVITIES MAY DISRUPT OUR OPERATIONS

Although we will plan our expansion and renovation projects to minimize disruption of our existing business operations, these projects require, from time to time, all or portions of affected existing operations to be closed or disrupted. Any significant disruption in operations of a property could have a significant adverse effect on our business, financial conditions and results of operations.

IF WE ARE UNABLE TO OBTAIN FINANCING FOR OUR EXPANSION AND RENOVATION PROJECTS AND OTHER CAPITAL EXPENDITURES, SUCH PROJECTS WILL BE JEOPARDIZED

We intend to finance our future expansion and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations, borrowings under our Amended Credit Facility, and/or additional debt financings. If we are unable to finance our future expansion and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion and renovation projects as well as other capital expenditures, selling assets, restructuring debt, considering obtaining equity financing or joint venture partners, or modifying our Amended Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.

RISING OPERATING COSTS AT OUR GAMING PROPERTIES COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS

The operating expenses associated with our properties could increase due to, among other reasons, the following factors:

•	changes in federal, state or local tax or regulations, including state gaming regulations or gaming taxes, could impose additional restrictions or increase our operating costs;

•

aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base or attract new customers;

•	increases in costs of labor
•	expenditures for repairs, maintenance, and to replace equipment necessary to operate our business;
•	our reliance on slot play revenues and any additional costs imposed on us from vendors;
•	availability and cost of the products and services we provide our customers, including food, beverages, retail items, entertainment, hotel rooms and spa;
•	availability and costs associated with insurance and;
•	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our cost structure.

If our operating expenses increase without any offsetting increase in our revenues, our results of operations would suffer.

FAILURE OF THE RENO-SPARKS CONVENTION CENTER TO BOOK AND ATTRACT CONVENTION BUSINESS COULD ADVERSELY IMPACT OUR BUSINESS AT THE ATLANTIS

The Atlantis is the closest hotel-casino to the Reno-Sparks Convention Center and the enclosed pedestrian sky bridge that connects the Atlantis directly with the Reno-Sparks Convention Center, has afforded us a distinct competitive advantage in attracting its conventioneers, who typically pay higher average room rates than non-conventioneers. However, if the Reno-Sparks Convention Center does not succeed in booking the anticipated level of conventions, we will not, in turn, benefit from the patronage of such conventioneers. As a result, our results of operations could be adversely impacted.

FAILURE TO MAINTAIN THE INTEGRITY OF OUR INFORMATION TECHNOLOGY SYSTEMS, PROTECT OUR INTERNAL AND CUSTOMER INFORMATION FROM CYBERSECURITY OR OTHER RISKS, OR COMPLY WITH APPLICABLE PRIVACY AND DATA SECURITY REGULATIONS COULD ADVERSELY AFFECT US

We rely extensively on our computer systems to process customer transactions, manage customer data, manage employee data and communicate with third-party vendors and other third parties, and we may also access the internet to use our computer systems. Our operations require that we collect and store customer data, including credit card numbers and other personal information, for various business purposes, including marketing and promotional purposes. We also collect and store personal information about our employees. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. Breaches of our security measures or information technology systems or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive personal information or confidential data about us, or our customers, or our employees including the potential loss or disclosure of such information as a result of hacking or other cyber-attack, computer virus, fraudulent use by customers, employees or employees of third party vendors, trickery or other forms of deception or unauthorized use, or due to system failure, could expose us, our customers, our employees or other individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our casino or brand names and reputations or otherwise harm our business. We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of customer information, such as payment card, employee information and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly, however they might not protect us against increasingly sophisticated and aggressive threats. The cost and operational consequences of implementing further data security measures could be significant.

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

OUR GAMING OPERATIONS RELY HEAVILY ON TECHNOLOGY SERVICES AND AN UNINTERRUPTED SUPPLY OF ELECTRICAL POWER.

Any unscheduled disruption in our technology services or interruption in the supply of electrical power could result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations. Such interruptions may occur as a result of, for example, a failure of our information technology or related systems, catastrophic events or rolling blackouts. Our systems are also vulnerable to damage or interruption from earthquakes, floods, fires, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events.

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

Although we have general property insurance covering damage caused by a casualty loss (such as fire and natural disasters), each such policy has certain exclusions. In addition, our property insurance is in an amount that may be less than the expected replacement cost of rebuilding the applicable complex if there was a total loss. Our level of insurance coverage may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, might not be covered at all under our policies. Therefore, certain acts, events or conditions could expose us to heavy, uninsured losses.

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

IF GAMING TAXES AND FEES INCREASE, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED

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

WE OWN FACILITIES THAT ARE LOCATED IN AREAS THAT EXPERIENCE EXTREME WEATHER CONDITIONS

Extreme weather or weather-related conditions, including snowstorms and forest or range fires may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. If there is a prolonged disruption at either our Atlantis or Monarch Casino Black Hawk properties due to extreme weather or weather-related conditions, our results of operations and financial condition could be materially adversely affected. For example, extreme snow in and around the Black Hawk area often leads to closure of US 6 and I-70, the roads between Denver and Black Hawk. An excessive number of snow days in a fiscal period has, in the past, and would, in the future, have a  negative effect on our guest visitations and adversely affect our revenue, results of operation and financial results for the reporting period.

While we maintain insurance coverage that may cover certain of the costs and loss of revenue that we incur as a result of some extreme weather or weather-related conditions, our coverage is subject to deductibles and limits on maximum benefits. We cannot assure you that we will be able to fully collect, if at all, on any claims resulting from extreme weather or weather-related conditions. If any of our properties are damaged or if their operations are disrupted as a result of extreme weather or weather-related conditions in the future, or if extreme weather or weather-related conditions adversely impacts general economic or other conditions in the areas in which our properties are located or from which they draw their patrons, our business, financial condition and results of operations could be materially adversely affected.

NATURAL OR MAN-MADE DISASTERS, AN OUTBREAK OF HIGHLY INFECTIOUS DISEASE, TERRORIST ACTIVITY, GUN VIOLENCE OR WAR MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND CASH FLOWS

Natural disasters, man-made disasters and outbreaks of highly infectious diseases may result in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect the number of visitors to our properties. In addition, catastrophic events, such as terrorist and war activities in the United States and elsewhere, have had a negative effect on travel and leisure expenditures, including lodging, gaming and tourism. Gun violence, involving a mass shooting, occurred at a Las Vegas casino in 2017, which negatively impacted businesses in the area.  If any of the foregoing events occur in the future, they could disrupt our operations, including our ability to staff our business adequately, damage our reputation and have a material adverse effect on our business, results of operations and cash flows. Although we have insurance coverage with respect to some of these disasters or events, we cannot assure you that any such coverage will be sufficient to indemnify us fully against all direct and indirect costs, including any loss of business that could result from substantial damage to, or partial or complete destruction of, any of our properties.

WE ARE OR MAY BECOME INVOLVED IN LEGAL PROCEEDINGS THAT, IF ADVERSELY ADJUDICATED OR SETTLED, COULD IMPACT OUR BUSINESS AND FINANCIAL CONDITION

From time to time, we are named in lawsuits or other legal proceedings relating to our business. In particular, the nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners and others in the ordinary course of business. As with all legal proceedings, no assurances can be given as to the outcome of these matters. Moreover, legal proceedings can be expensive and time consuming, and we may not be successful in defending or prosecuting these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.

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

We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. The Monarch Casino Black Hawk is located within an area of historic mining activity and near superfund sites that have been the subject of state and federal clean-up actions. Although the Monarch Casino Black Hawk is not part of a superfund site, the fact that such sites are in the vicinity and that mining activities occurred throughout the area, it is possible that as a result of our ownership and operation of Monarch Casino Black Hawk (on which mining may have occurred in the past), we may incur costs related to this matter in the future. Furthermore, there may have been soil or groundwater contamination at certain of our properties resulting from current or former operations. None of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, we cannot assure you that such matters will not have such an effect in the future.

ENERGY PRICE INCREASES MAY ADVERSELY AFFECT OUR COST OF OPERATIONS AND OUR REVENUES

Our facilities use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy or fuel have been experienced to date, increases in energy and fuel prices in the United States may negatively affect our operating results. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, but this impact could be material. In addition, energy and gasoline price increases in cities that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which would negatively impact revenues. Furthermore, increases in fuel prices, and resulting increases in transportation costs, could discourage potential customers from travelling to our properties, which would, in turn, adversely affect our business and results of operations.

CHANGES IN REGULATIONS ON LAND USE REQUIREMENTS COULD ADVERSELY IMPACT OUR BUSINESS

Changes in regulations on land use requirements with regard to development of new hotel casinos in the proximity of the Atlantis and the Monarch Casino Black Hawk could have an adverse impact on our business, results of operations, and financial condition. A relaxation in such regulations could make it easier for competitors to enter our markets. A tightening of such regulations could adversely impact our future expansion opportunities.

OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY HIGH-END PLAYERS’ WINNINGS OR THEIR FAILURE TO REPAY FUNDS EXTENDED ON CREDIT

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

WE HAVE THE ABILITY TO ISSUE ADDITIONAL EQUITY SECURITIES, WHICH WOULD LEAD TO DILUTION OF OUR ISSUED AND OUTSTANDING COMMON STOCK

If we issue additional equity securities or securities convertible into equity securities, it would result in dilution of our existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of stockholders, preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders’ interest.

If our holders of outstanding options and rights to purchase shares of our common stock exercise their options or rights, and sell the underlying shares of common stock we issue upon such exercise, our stockholders may experience substantial dilution and the market price of our shares of common stock could decline. Further, the perception that such securities might be exercised could adversely affect the trading price of our shares of common stock. In addition, during the time that such securities are outstanding, they may adversely affect the terms on which we could obtain additional capital.

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

UNCERTAINTIES IN THE INTERPRETATION AND APPLICATION OF THE 2017 TAX CUTS AND JOBS ACT COULD MATERIALLY AFFECT OUR TAX OBLIGATIONS AND EFFECTIVE TAX RATE.

On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the 2017 Tax Cuts and Jobs Act, which significantly affected U.S. tax law by, among other things, reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, revising the rules governing net operating losses and eliminating the deductibility of certain fringe benefits. The Tax Cuts and Jobs Act requires complex computations not previously required by U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Cuts and Jobs Act and the accounting for such provisions require preparation and analysis of information not previously required or regularly produced. In addition, the U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in future periods. Accordingly, while we have provided a provisional estimate on the effect of the Tax Cuts and Jobs Act in our financial statements, further regulatory or GAAP accounting guidance for the Tax Cuts and Jobs Act, our further analysis on the application of the law, and refinement of our initial estimates and calculations could materially change our current provisional estimates. Ultimately, interpretations and regulations related to this new law could affect our tax obligations and effective tax rate.

THE CONCENTRATION AND EVOLUTION OF THE SLOT MACHINE MANUFACTURING INDUSTRY COULD IMPOSE ADDITIONAL COSTS ON OUR OPERATIONS

A majority of our gaming revenue is attributable to slot machines operated at our gaming facilities. It is important, for competitive reasons, that we offer popular and technologically advanced slot machine games to our customers.

In recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participation lease arrangements. Participation slot machine leasing arrangements typically often require the payment of a fixed daily rental or a percentage payment of coin-in or net win. Generally, a participation lease is substantially more expensive over the long term than the cost to purchase a new machine.

For competitive reasons, we may be forced to purchase new slot machines or enter into participation lease arrangements that are more expensive than our current costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participation lease costs, it could hurt our profitability.

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

Black Hawk, Colorado Properties:

(a) An approximate 1.6 acre site on which the Monarch Casino Black Hawk is situated including the casino and construction site where the Monarch Casino Black Hawk expansion is under way.

(b) An approximate 1.8-acre site contiguous to the Monarch Casino Black Hawk on which the newly built 9-story parking structure is situated.

(c) An approximate 9.0-acre parcel of land with an industrial building, located between Denver and Monarch Casino Black Hawk, in Clear Creeks County, Colorado, which is used as a warehouse.

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

	2017		2016
	High	Low	High	Low
First quarter	$30.09	$23.10	$23.09	$17.29
Second quarter	$32.55	$28.47	$23.22	$18.50
Third quarter	$39.79	$29.37	$25.43	$20.94
Fourth quarter	$47.92	$39.31	$27.16	$21.13

Stockholders. As of March 9, 2018, there were approximately 79 holders of record of our common stock, and approximately 2,700 beneficial stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans. For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12, “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

There have been no unregistered sales of equity securities in 2017.

STOCK PERFORMANCE GRAPH

The following chart reflects the cumulative total shareholder return (change in stock price plus reinvested dividends) of a $100 investment in our common stock from the five-year period from December 31, 2012 through December 31, 2017, in comparison to the Standard & Poor’s 500 Composite Stock Index and an industry peer group index. The comparisons are not intended to forecast or be indicative of possible future performance of our common stock.

Total Return Performance
Monarch Casino & Resort, Inc.
S&P 500 Index
Peer Group
Index Value
450
400
350
300
250
200
150
100
50
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Monarch Casino & Resort, Inc.	100.00	184.05	152.06	208.25	236.30	410.82
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
MCRI Peer Group 2017 Index*	100.00	174.96	138.45	111.49	142.33	204.61

*MCRI Peer Group 2017 comprised of: Boyd Gaming Corp (BYD); Eldorado Resorts Inc. (ERI); Las Vegas Sands Corp. (LVS); MGM Resorts International (MGM); Nevada Gold & Casinos, Inc. (UWN); Penn National Gaming, Inc. (PENN); Pinnacle Entertainment, Inc. (PNK); Red Rock Resorts Inc. (RRR) and Wynn Resorts, Ltd (WYNN)

Repurchases

On October 22, 2014, the board of directors of Monarch authorized a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, the board of directors authorized a program to repurchase up to 3,000,000 shares of our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other factors. The Repurchase Plan does not obligate us to acquire any particular amount of common stock and the Repurchase Plan may be suspended at any time at our discretion, and it will continue until exhausted. The actual timing, number and value of shares repurchased under the Repurchase Program will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, general market economic conditions and applicable legal requirements. We have made no purchases under the Repurchase Plan.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	(Amounts in thousands, except per share amounts)
	2017		2016		2015	2014		2013
OPERATING RESULTS
Casino revenues	$178,585		$168,861		$156,843		$145,134		$149,916
Other revenues	100,667		95,283		90,327		84,441		82,001
Gross revenues	279,252		264,144		247,170		229,575		231,917
Promotional allowances	(48,526)		(47,112)		(44,925)		(41,808)		(43,168)
Net revenues	230,726		217,032		202,245		187,767		188,749
Income from operations	40,666		38,548	(F1)	32,555		22,219	(F2)	30,455	(F3)
Income before income tax	39,699		37,932		31,876		2,115		28,595
Net income	$25,538	(F4)	$24,574		$20,659		$14,185		$17,961

INCOME PER SHARE OF COMMON STOCK
Net income per common share
Basic	$1.45	(F4)	$1.42		$1.22		$0.85		$1.10
Diluted	$1.39	(F4)	$1.39		$1.19		$0.83		$1.06

Weighted average number of common shares and potential common shares outstanding
Basic	17,585		17,305		16,948		16,734		16,302
Diluted	18,367		17,664		17,335		17,107		16,944

OTHER DATA
Depreciation and amortization	$15,132		$14,835		$15,933		$17,824		$16,638

Other expense	$(967)		$(616)		$(679)		$(1,104)		$(1,860)
Capital expenditures (F5)	$46,772		$24,923		$38,059		$19,929		$12,400

BALANCE SHEET DATA
Total assets	$332,087		$295,165		$274,846		$252,301		$244,523
Long-term debt, less current maturities	$26,200		$26,200		$—	(F6)	$46,300		$53,800
Stockholders’ equity (F7)	$266,474		$233,845		$203,919		$176,951		$163,880

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

(F4) The enactment of the Tax Cuts and Jobs Act in 2017 resulted in a non-cash deferred tax asset revaluation, which has a $1.5 million negative effect on Net income and $0.08 negative effect on the Basic and Diluted EPS.

(F5) Includes amounts financed with debt or capitalized lease obligations.

(F6) In 2015, we had $40.9 million outstanding debt, which was classified as a current liability due to the short term maturity of the credit facility.

(F7) We paid no dividends during the five year period ended December 31, 2017.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. The consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See “Forward-Looking Statements” preceding Item 1. “BUSINESS”.

OVERVIEW OF OUR BUSINESS

Monarch Casino & Resort, Inc. was incorporated in Nevada in1993 and, along with its consolidated subsidiaries, is referred to collectively in this Annual Report on Form 10-K as “Monarch”, “we”, “our” and “us”. Monarch owns and operates the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and Monarch Casino Black Hawk, a casino in Black Hawk, Colorado. In addition, we own separate parcels of land located next to the Atlantis, a parcel of land located next to the Monarch Casino Black Hawk and a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Casino Black Hawk. We also own Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to extended licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

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

FACTORS IMPACTING OUR RESULTS OF OPERATION

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

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis:  Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and hotel operations. We continuously upgrade our property. With quality gaming, hotel and dining products, we believe the Atlantis is well positioned to benefit from future macro and local economic growth. Businesses continue to relocate to Northern Nevada and local business volume has steadily increased. While such economic activity could ultimately drive additional revenue and profit at Atlantis, we are experiencing the more immediate effect of increased labor costs, which, combined with continued aggressive marketing programs by our competitors, have applied upward pressure on Atlantis operating costs.

Monarch Casino Black Hawk:  Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and laying the groundwork for the major expansion. There is currently no hotel on the property. In October 2012, we began a project to redesign and upgrade the existing Monarch Casino Black Hawk facility. In September 2013, we opened a new buffet. In August 2015, we completed the redesign and upgrade of the existing Monarch Casino Black Hawk, bringing to the facility’s interior the same quality, ambiance and finishes of the ongoing master planned expansion that will transform Monarch Casino Black Hawk into a full-scale casino resort. In the fourth quarter of 2013, we began work on the Monarch Black Hawk Expansion Plan and have since completed the first phase. In November 2016, we opened for guest use our elegant nine-story parking facility with about 1,350 spaces. Construction of a new hotel tower and casino expansion on the site where the old parking structure was sitting is under way. (see CAPITAL SPENDING AND DEVELOPMENT – Monarch Black Hawk Expansion Plan). Once completed, the Monarch Black Hawk Expansion Plan will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars and associated support facilities. We currently expect completion of the entire expansion in the second quarter of 2019.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

For the year ended December 31, 2017, our net income totaled $25.5 million, or $1.39 per diluted share, compared to net income of $24.6 million, or $1.39 per diluted share for the same period of 2016, reflecting a 3.9% increase in net income and no change in diluted earnings per share. Net revenue for the years ended December 31, 2017 and 2016 was $230.7 million and $217.0 million, respectively, reflecting an increase of $13.7 million, or 6.3%. Income from operations for  the year ended December 31, 2017 totaled $40.7 million compared to $38.5 million for the same period in 2016, representing an increase of $2.1 million, or 5.5%.

Casino revenue increased 5.8% in the year ended December 31, 2017 compared to the same period of 2016. Casino revenues increased at both the Monarch Casino Black Hawk and at the Atlantis. The Atlantis benefited from the region’s market strength. Our renovated Monarch Black Hawk casino increased market share despite the disruptions related to the property’s expansion. Casino operating expense as a percentage of casino revenue decreased to 40.9% for the year ended December 31, 2017,  compared to 41.2% in 2016 due to the effect of higher casino revenue combined with operating cost efficiencies.

Food and beverage revenue increased 5.2% in the year ended December 31, 2017 over the same period in 2016, due to a 2.7% increase in average revenue per cover and a 2.4% increase in covers served. Food and beverage operating expense as a percentage of food and beverage revenue in the year ended December 31, 2017  was 40.6% compared to 40.9% over the same period in 2016. The decrease in expense margin is due primarily to the costs, related to the redesign and upgrade of Toucan Charlie’s Buffet at Atlantis, which costs were expensed during the first quarter of 2016 and the improved cost of sales percentage in 2017, offset by increase in labor expenses.

Hotel revenue increased 6.0% due to a higher ADR of $81.46 for the year ended December 31, 2017 compared to $79.52 for the same period in 2016,  combined with higher hotel occupancy of 89.4% in 2017 compared to 88.2% in 2016. REVPAR was $82.40 and $77.50 for the years ended December 31, 2017 and 2016, respectively. Hotel operating expense as a percent of hotel revenue for the year ended December 31, 2017 was 37.6% compared to 30.9% for the same period in 2016. The increase is due primarily to higher payroll and related benefits expense, expenses related to the implementation of advanced analytical tools, hotel repair and maintenance expense, as well as expenses related to the shuttle service and expanded valet services implemented at Monarch Casino Black Hawk.

Other revenue increased 7.1% in 2017 compared to 2016 driven primarily by increased Atlantis arcade revenue, spa and salon revenue and retail revenue.

Promotional allowances as a percentage of gross revenues declined to 17.4% for the year ended December 31, 2017 compared to 17.8% for the year ended December 31, 2016. This decrease was primarily due to higher revenues and more efficient utilization of complimentaries.

Selling, general and administrative expense (“SG&A Expense”) increased to $62.7 million in the year ended December 31, 2017 from $57.7 million in the same period of 2016 primarily due to: i) a  $3.2 million increase in salaries, wages and related employee benefits expense; ii) a  $0.5 million increase in professional fees; iii) a  $0.4 million increase in repair and maintenance expense; iv) a  $0.3 million increase in information technology expense; v) a  $0.3 million increase in marketing expense; vi)  a  $0.2 million increase in property tax expense resulting from the new parking structure at Monarch Casino Black Hawk; and vii)  a  $0.1 million increase in contribution expense.

Depreciation and amortization expense increased to $15.1 million for the year ended December 31, 2017 as compared to $14.8 million for the same period in 2016 as a result of: i) a $0.4 million increase in depreciation expense from new assets at Atlantis and ii) a  $0.1 million decrease in depreciation expense at Monarch Casino Black Hawk as a result of the accelerated depreciation of the old garage building in 2016, partially offset by the increase in depreciation expense from the new parking garage at Monarch Casino Black Hawk.

In 2016, we incurred a $0.6  million loss from disposal of assets, primarily as a result of the write off of the remaining net book value of the hotel towers doors at the Atlantis, that were replaced with new doors in the second quarter of 2016.

During the year ended December 31, 2017,  we did not draw on or make principal payments on the Credit Facility and the outstanding balance of the Credit Facility remained at $26.2 million as of December 31, 2017. Interest expense, net of amounts capitalized were  $1.0 million and $0.6 million in 2017 and 2016, respectively. The increase in interest expense is a result of increase in the interest rate and the commitment fees paid.  See further discussion of our Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

For the year ended December 31, 2016, our net income totaled $24.6 million, or $1.39 per diluted share, compared to net income of $20.7 million, or $1.19 per diluted share for the same period of 2015, reflecting a 19.0% increase in net income and a 16.8% increase in diluted earnings per share. Net revenue for the year ended December 31, 2016 and 2015, was $217.0 million and $202.2 million, respectively, reflecting an increase of $14.8 million, or 7.3%. Income from operations for the year ended December 31, 2016 totaled $38.5 million compared to $32.6 million for the same period in 2015, representing an increase of $6.0 million, or 18.4%.

Casino revenue increased 7.7% in the year ended December 31, 2016 compared to the same period of 2015. Casino revenues increased at both the Monarch Casino Black Hawk and at the Atlantis. The Atlantis benefited from the region’s market strength and the increase in local patrons’ visits. Monarch Black Hawk casino revenue increased despite the disruptions related to the property’s expansion. Casino operating expense as a percentage of casino revenue decreased to 41.2% for the twelve months ended December 31, 2016, compared to 42.1% in 2015 due to the effect of higher casino revenue partially offset by higher complimentary expense.

Food and beverage revenue for the twelve months ended December 31, 2016 increased 6.7% over the same period in 2015, due to a 6.4% increase in average revenue per cover. Covers served were flat. Food and beverage operating expense as a percentage of food and beverage revenue in the twelve months ended December 31, 2016 were 40.9% compared to 39.4% over the same period in 2015. The increase in expense margin is due primarily to costs, related to the redesign and upgrade of Toucan Charlie’s Buffet at Atlantis, which costs were expensed during the first quarter of 2016.

Hotel revenue increased 3.3% due to a higher ADR of $79.52 for the year ended December 31, 2016 compared to $76.92 for the same period in 2015, partially offset by slightly lower hotel occupancy of 88.2% in 2016 compared to 89.7% in 2015. REVPAR was $77.50 and $75.24 for the years ended December 31, 2016 and 2015, respectively. Hotel operating expense as a percent of hotel revenue for the twelve months ended December 31, 2016 was 30.9% compared to 30.0% for the same period in 2015. The increase is due primarily to higher payroll and related benefits expense and expense related to the implementation of advanced analytical tools.

Other revenue increased 3.9% in 2016 compared to 2015, driven primarily by increased Atlantis arcade revenue, Atlantis spa and salon revenue and retail revenue.

Promotional allowances as a percentage of gross revenues declined to 17.8% for the year ended December 31, 2016 compared to 18.2% for the year ended December 31, 2015. This decrease was primarily due to higher revenues and more efficient utilization of complimentaries.

SG&A Expense increased to $57.7 million in the twelve months ended December 31, 2016 from $54.8 million in the same period of 2015 primarily due to: i) a  $1.8 million increase in salaries, wages and related benefits expense; ii) a  $0.7 million increase in marketing expense; iii) a  $0.5 million increase in rental expense from the parking lot lease at Atlantis (see Note 12. Related Party Transactions); iv) a  $0.2 million increase in property tax expense, resulting from the new parking structure at Monarch Casino Black Hawk and the addition of the leased parking lot at Atlantis; and v) a  $0.2 million increase in legal fees expense, all offset by a decrease in utility expense of $0.5 million.

Depreciation and amortization expense decreased to $14.8 million for the year ended December 31, 2016 as compared to $15.9 million for the same period in 2015 as a result of: i) a $1.1 million decrease in depreciation expense on the parking structure at Monarch Casino Black Hawk; and ii) a $0.3 million decrease in depreciation expense at Atlantis due to assets having become fully depreciated, all partially offset by the increase in depreciation expense from new assets related to the remodel and upgrade project at Monarch Casino Black Hawk.

In 2016, we incurred a $0.6 million loss from disposal of assets, primarily as a result of the write off of the remaining net book value of the hotel towers doors at the Atlantis, that were replaced with new doors in the second quarter of 2016.

During the year ended December 31, 2016, we paid down the principal balance on our Credit Facility by $14.7 million, which decreased the outstanding balance of the Credit Facility to $26.2 million at December 31, 2016 from $40.9 million at December 31, 2015. Interest expense, net of amounts capitalized, decreased to $0.6 million in 2016 from $0.7 million in 2015 primarily as a result of lower borrowings in 2016 compared to 2015, offset by an increase in commitment fees in relation to the Amended Credit Facility we entered into in July 2016. See “LIQUIDITY AND CAPITAL RESOURCES”.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests. Capital expenditures during the years ended December 31, 2017 and 2016 were as follows (in thousands):

Capital Expenditures:

	2017	2016

Atlantis	$6,464	$7,894
Monarch Casino Black Hawk	40,308	17,029
	$46,772	$24,923

During the twelve months ended December 31, 2017 and 2016, capital expenditures related primarily to the work on the Monarch Black Hawk Expansion Plan, as well as acquisition of gaming equipment to upgrade and replace existing equipment at the Monarch Casino Black Hawk and the Atlantis.

Since the acquisition of the Monarch Casino Black Hawk, we have upgraded the property’s food and beverage operations (including an all-new buffet) and completed the redesign and upgrade of the existing casino floor. Our plans also call for the exterior of the existing facility to be refinished to match the master planned expansion. The exterior refinishing is expected to cost approximately $11 to $13 million and is anticipated to be funded primarily from operating cash flow or the credit facility.

Monarch Black Hawk Expansion Plan

In the fourth quarter of 2013, we began work to convert the Monarch Casino Black Hawk into a full-scale casino resort.

The multi-phased expansion of the Monarch Casino Black Hawk involves construction of a new parking structure, demolition of the existing parking structure and construction of a new hotel tower and casino expansion. In November 2016, the new nine-story parking structure, offering approximately 1,350 parking spaces, was completed and became available for use by Monarch Casino Black Hawk guests. The demolition and removal of the old parking structure, which included a controlled implosion of the old garage, was completed in the first quarter of 2017.

On February 8, 2017, we broke ground on the hotel tower and casino expansion. The new 23-story tower will nearly double the existing casino space and will include approximately 500 hotel rooms, an upscale spa and pool facility, three additional restaurants and additional bars. We currently expect completion of the entire tower in the second quarter of 2019 at a total cost of approximately $229 to $234 million. We expect to finance the cost through a combination of operating cash flow and the credit facility. We can provide no assurance that any project will be completed on schedule, if at all, or within established budgets, or that any project will result in increased earnings to us.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our credit facilities.

For the year ended December 31, 2017, net cash provided by operating activities totaled $49.5 million, an increase of approximately $5.7 million, or 13.1%, compared to the same period of the prior year. This increase was primarily due to: i) a  $6.1 million increase in share based compensation as a result of the adoption of the ASU No. 2016-09, which changes the classification and presentation of the stock-based compensation in the Statement of Cash Flows; ii) a  $3.0 million decrease in the deferred tax asset as a result of a  decrease in temporary tax-to-book differences and a revaluation of the deferred tax asset to a  21% tax rate, established with the Tax Cuts and Jobs Act Bill of 2017; iii) a  $1.0 million increase in net income; and iv) a  $0.4 million increase in depreciation and amortization; offset by a combined increase in ordinary working capital of $4.1 million and a decrease in loss on disposal of assets of $0.7 million.

Net cash used in investing activities totaled $46.7 million and $24.9 million in the years ended December 31, 2017 and 2016, respectively. Net cash used in investing activities during the year ended December 31, 2017 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk, the purchase of a parcel of land with an industrial warehouse in proximity to the Monarch Casino Black Hawk, the re-carpeting of the casino floor and hotel rooms and upgrading the fountains at Atlantis, and for acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the year ended December 31, 2016 consisted primarily of cash used for the new parking garage at Monarch Casino Black Hawk, the redesign and upgrade of Toucan Charlie’s Buffet at Atlantis, improvements to new additional parking spaces at Atlantis, and for acquisition of gaming and other equipment at both properties.

There were no financing activities during the year ended December 31, 2017. Net cash used in financing activities during the year ended December 31, 2016 was $13.6 million and represented $14.7 million in payments under our credit facility, offset by $1.1 million in proceeds from stock option exercises, including excess tax benefit from options exercised.

On July 20, 2016, we entered into an amended and restated credit facility agreement (the “Amended Credit Facility”), under which our former $100 million credit facility (which, as of June 30, 2016, had borrowing capacity reduced to $45.5 million as a result of $19.5 million in mandatory reductions pursuant to the agreement and $35 million in voluntary reductions, as allowed by the agreement) was increased to $250.0 million, and the maturity date was extended from November 15, 2016 to July 20, 2021.

As of December 31, 2017, we had $26.2 million borrowed and a $0.6 million Standby Letter of Credit and $223.2 million remaining in available borrowings of the $250.0 million maximum principal available under the Amended Credit Facility. As of December 31, 2017, there have been no withdrawals from the Standby Letter of Credit.

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

In addition to other customary covenants for a facility of this nature, as of December 31, 2017, we are required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 3.5:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1. As of December 31, 2017,  our leverage ratio and fixed charge coverage ratios were 0.5:1 and 40.9:1, respectively.

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

At December 31, 2017, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.00%. At December 31, 2017, the one-month LIBOR interest rate was 1.57%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

OFF-BALANCE SHEET ARRANGEMENTS

The shopping center adjacent to the Atlantis (the “Shopping Center”) is owned by Biggest Little Investments, L.P. (“BLI”). John Farahi and Bob Farahi, Co-Chairmen of the Board and our executive officers, and Ben Farahi are the three largest stockholders (the “Farahi Family Stockholders”) of Monarch and each also beneficially owns limited partnership interests in BLI. Maxum LLC is the sole general partner of BLI, and Ben Farahi is the sole managing member of Maxum LLC. Neither John Farahi nor Bob Farahi has any management or operational control over BLI or the Shopping Center. Until May 2006, Ben Farahi held the positions of Co-Chairman of the Board, Secretary, Treasurer and Chief Financial Officer of the Company.

In response to customer demand for more convenient surface parking at the Atlantis, and after detailed analysis, on August 28, 2015, we, through our subsidiary Golden Road, entered into a 20-year lease (the “Parking Lot Lease”) with BLI with respect to a portion of the Shopping Center. This lease gives the Atlantis the right to use a parcel, approximately 4.15 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis (the “Leased Property”). The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. We demolished the commercial building on the Leased Property and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five year anniversary. In addition, we are responsible for payment of property taxes, utilities and maintenance expenses related to the Leased Property. We have an option to renew the Parking Lot Lease for an additional 10-year term. If we elect not to exercise our renewal option, we will be obligated to pay BLI $1.6 million. For each of the years ended December 31, 2017 and 2016,  we paid approximately $695 thousand in parking lot rent, respectively.

A driveway (the “Driveway Project”) that is being shared between the Atlantis and the Shopping Center was completed and opened on September 30, 2004. The Shopping Center is controlled by BLI. As part of the Driveway Project, in January 2004, we leased (the “Driveway Lease”) an approximate 37,400 square-foot corner section of the Shopping Center for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to a cost of living increase on each five year anniversary of the Driveway Lease. As of December 31, 2017, the annual rent is $377 thousand. In August 2015, we exercised our option to extend the lease for three individual five-year terms in addition to the 15 year initial term. At the end of the extension periods, we have the option to purchase the leased section of the Shopping Center at a price to be determined based on an MAI Appraisal. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million. We were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the 15-year expected economic useful life of the asset; some components of the new driveway were being depreciated over a shorter period of time. We paid approximately $377 thousand in lease payments for the leased driveway space during each of the years ended December 31, 2017 and 2016.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of December 31, 2017 and the next five years and thereafter are as follows (in millions):

	Payments due by period (1)
		Less			Greater
		than 1	1 to 3	3 to 5	than 5
	Total	year	years	years	years
Operating Leases (2)	$26.4	$1.1	$2.2	$2.2	$20.9
Purchase Obligations (3)	15.9	12.9	1.9	0.1	1.0
Borrowings Under Amended Credit Facility (4)	26.2	—	—	26.2	—
Total Contractual Cash Obligations	$68.5	$14.0	$4.1	$28.5	$21.9

(1)

Because interest payments under our Credit Facility are subject to factors that, in our judgment, vary materially, the amount of future interest payments is not presently determinable. These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the rate at which we deploy capital and other spending which, in turn, impacts the level of future borrowings. The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.50%, or the Prime Rate. The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings as of the end of the most recent quarter. Based on our leverage ratio, at December 31, 2017, pricing was LIBOR plus 1.00% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At December 31, 2017, the one-month LIBOR rate was 1.57%.

(2)	Operating leases include the Driveway Lease and the Parking Lot Lease.

(3)

Purchase obligations represent approximately $9.1 million of commitments related to capital projects and approximately $6.8 million of materials and supplies used in the normal operation of our business. Of the total purchase order and construction commitments, approximately $15.9 million are cancelable by us upon providing a 30-day notice.

(4)	The amount represents outstanding draws against the Amended Credit Facility as of December 31, 2017.

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

Allowance for Doubtful Accounts

We extend short-term credit to its gaming customers. Such credit is non-interest bearing and is due on demand. In addition, we also have receivables due from hotel guests which are primarily secured with a credit card at the time a customer makes reservation or checks in. An allowance for doubtful accounts is established for all Company receivables based upon our historical collection and write-off experience, unless situations warrant a specific identification of a necessary reserve related to certain receivables. We write off our uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables approximates fair value due to the short-term nature of the receivables.

Self-insurance Reserves

We are currently self-insured up to certain stop loss amounts for Atlantis workers’ compensation and certain medical benefit costs provided to all of our employees. As required by the state of Colorado, we are fully insured for Monarch Casino Black Hawk workers’ compensation costs. We review self-insurance reserves at least quarterly. The reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reports prepared by the third party plan administrator for any significant unpaid claims. We engage third party actuaries at least once per year for a more precise reserves review and calculation. The reserve is an amount estimated to pay both reported and unreported claims as of the balance sheet date. We believe changes in medical costs, trends in claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for this reserve. Unforeseen developments in existing claims, or the possibility that our estimate of unreported claims differs materially from the actual amount of unreported claims, could result in the over or under estimation of our self-insurance reserve.

Capitalized Interest

We capitalize interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, we capitalize interest on amounts expended on the project at our average borrowing cost. Interest capitalization is ceased when the project is substantially complete. We capitalized $544 thousand, $548 thousand and $533 thousand of interest during the years ended December 31, 2017, 2016 and 2015, respectively.

Casino Revenues

Casino revenues represent the net win from gaming activity, which is the difference between the amounts won and lost. Additionally, net win is reduced by a provision for anticipated payouts on slot participation fees, progressive jackpots and any pre-arranged marker discounts. Progressive jackpot provisions are recognized in two components: 1) as wagers are made for the share of player’s wagers that are contributed to the progressive jackpot award, and 2) as jackpots are won for the portion of the progressive jackpot award contributed by us.

Promotional Allowances

Our player program allows members, through the frequency of their play at the casino, to earn and accumulate points which may be redeemed for a variety of goods and services (“Complimentaries”). Points may be applied toward hotel room stays, food and beverage consumption at the food outlets, gift shop items, as well as goods and services at the spa and beauty salon and for cash in our Monarch Casino Black Hawk property. Points earned may also be applied toward off-property events such as concerts, shows and sporting events.

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

Fair Value of Financial Instruments

The estimated fair value of our financial instruments has been determined by us using available market information and valuation methodologies. However, considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that we could realize in a current market exchange.

The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. Additionally, the carrying value of our long-term debt approximates fair value due to the variable nature of applicable interest rates and short-term maturity.

Goodwill

We account for goodwill in accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”). ASU No. 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08) gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test as appropriate. We test goodwill for impairment annually during the fourth quarter of each year, or whenever events or circumstances make it more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of our casino properties is considered to be a reporting unit. We perform qualitative analysis to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount by assessing the relevant events and circumstances. If that is the case, we utilize a  two-step testing process. In the first step, the estimated fair value of each reporting unit is compared with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its estimated fair value, then the goodwill of the reporting unit is considered to be impaired, and impairment is measured in the second step of the process. In the second step, we estimate the implied fair value of the reporting unit’s goodwill by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. As of December 31, 2017, we had goodwill totaling $25.1 million related to the purchase of Monarch Casino Black Hawk.

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

We have completed our evaluation of the impact of adopting this new accounting standard on our financial statements and internal revenue recognition policies. The majority of our revenue recognition policies will not be impacted or will have a minimal impact by the new standard. The accounting treatment for the customer loyalty programs will be impacted the most by the adoption of this ASU. Specifically, the recognition of revenue associated with the customer loyalty programs will be impacted by eliminating the current accrual for the cost of the points awarded at the time of play and instead deferring the portion of the revenue received from the customer at the time of play and attributed to the awarded points until a later period when the points are redeemed or forfeited. The revenue deferral will be calculated from the portion of the transaction price allocated to the points based upon their retail value. Under the former guidance, the cost of the points was recorded as an operating expense through the casino line item of our consolidated statements of income. In addition, upon the adoption of this ASU, the complementary pricing for products and services will be presented at retail pricing within the appropriate revenue line item. Further, promotional allowances representing the retail value of food, beverages and other services furnished to guests without charge will no longer be presented as a separate line item on the consolidated statements of income, rather they will be presented on a net basis within casino, food and beverage, hotel and other revenue. These changes have no impact to net revenues and are for presentation purposes only. We adopted this ASU on January 1, 2018 using the modified retrospective approach and recorded a cumulative adjustment to retained earnings, resulting from recalculating the customer loyalty program liability balance at the time of the adoption from estimated cost to retail value, of approximately $4.9 million.

In February 2016, the FASB issued an ASU which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off- balance sheet financing. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently assessing the impact the adoption of this standard will have on our Consolidated Financial Statements.

In August 2016, the FASB issued an ASU that provides clarifying guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017. We adopted this ASU on January 1, 2018, with no impact to our presentation of cash receipts and payments on our Consolidated Statements of Cash Flows.

In January 2017, the FASB issued an ASU that simplifies the accounting for goodwill impairment for all entities by eliminating the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). The standard does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019.

In January 2017, the FASB issued an ASU which provides clarifying guidance on what constitutes a business acquisition versus an asset acquisition. Specifically, the new guidance lays out a screen to more easily determine if a set of integrated assets and activities does in fact represent a business. Under this ASU, when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the assets do not represent a business. The ASU is effective for annual reporting periods beginning after December 15, 2017. We adopted this ASU on January 1, 2018, with no impact to our accounting policies.

In May 2017, the FASB issued an ASU that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The guidance also clarifies that a modification to an award could be significant and therefore requires disclosure, even if modification accounting is not required. Therefore, an entity will have to make all of the disclosures about modifications that are required today, in addition to disclosing that compensation expense hasn’t changed, if that’s the case. The effective date is for annual and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including in any interim period for which financial statements have not yet been issued or made available for issuance. The guidance will be applied prospectively to awards modified on or after the adoption date. We adopted this ASU on January 1, 2018, with no impact to the Company's accounting policies.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market risks and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of December 31, 2017 subject to market risk. As of December 31, 2017, we had $26.2 million of outstanding debt under our Amended Credit Facility that was subject to credit risk. A 1% increase in the interest rate on the balance outstanding under the Credit Facility at December 31, 2017 would result in a change in our annual interest cost of approximately $0.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Monarch Casino & Resort, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Las Vegas, Nevada

March 14, 2018

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Casino	$178,585	$168,861	$156,843
Food and beverage	63,416	60,269	56,500
Hotel	24,784	23,374	22,629
Other	12,467	11,640	11,198
Gross revenues	279,252	264,144	247,170
Less promotional allowances	(48,526)	(47,112)	(44,925)
Net revenues	230,726	217,032	202,245

Operating expenses
Casino	73,017	69,529	65,970
Food and beverage	25,727	24,627	22,249
Hotel	9,320	7,231	6,787
Other	4,141	3,855	3,963
Selling, general and administrative	62,719	57,730	54,779
Depreciation and amortization	15,132	14,835	15,933
Loss on disposition of assets	4	677	9
Total operating expenses	190,060	178,484	169,690
Income from operations	40,666	38,548	32,555

Other expenses
Interest expense, net of amounts capitalized	(967)	(616)	(679)
Total other expense	(967)	(616)	(679)

Income before income taxes	39,699	37,932	31,876
Provision for income taxes	(14,161)	(13,358)	(11,217)
Net income	$25,538	$24,574	$20,659

Earnings per share of common stock
Net income
Basic	$1.45	$1.42	$1.22
Diluted	$1.39	$1.39	$1.19

Weighted average number of common shares and potential common shares outstanding
Basic	17,585	17,305	16,948
Diluted	18,367	17,664	17,335

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$29,151	$26,383
Receivables, net	6,925	5,036
Income taxes receivable	2,008	408
Inventories	3,335	3,097
Prepaid expenses	4,612	4,487
Total current assets	46,031	39,411
Property and equipment
Land	30,034	29,549
Land improvements	7,249	6,914
Buildings	193,286	191,370
Buildings improvements	24,745	24,511
Furniture and equipment	140,404	134,603
Construction in progress	48,834	9,767
Leasehold improvements	3,800	2,688
	448,352	399,402
Less accumulated depreciation and amortization	(197,638)	(184,503)
Net property and equipment	250,714	214,899
Other assets
Goodwill	25,111	25,111
Intangible assets, net	3,869	5,035
Deferred income taxes	3,544	7,354
Other assets, net	2,818	3,355
Total other assets	35,342	40,855
Total assets	$332,087	$295,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,184	$8,720
Construction accounts payable	5,823	2,605
Accrued expenses	25,406	23,795
Total current liabilities	39,413	35,120
Long-term debt	26,200	26,200
Total liabilities	65,613	61,320

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 17,759,446 outstanding at December 31, 2017; 17,468,269 outstanding at December 31, 2016	191	191
Additional paid-in capital	26,890	23,834
Treasury stock, 1,336,854 shares at December 31, 2017; 1,628,031 shares at December 31, 2016	(18,123)	(22,158)
Retained earnings	257,516	231,978
Total stockholders’ equity	266,474	233,845
Total liabilities and stockholders’ equity	$332,087	$295,165

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2014	16,812,794	$191	$22,985	$186,745	$(32,970)	$176,951
Net exercise of stock options	389,905	—	(2,666)	—	6,566	3,900
Excess tax benefit from stock-based compensation	—	—	865	—	—	865
Stock-based compensation expense	—	—	1,544	—	—	1,544
Net income	—	—	—	20,659	—	20,659
Balance, December 31, 2015	17,202,699	$191	$22,728	$207,404	$(26,404)	$203,919
Net exercise of stock options	265,570	—	(1,312)	—	4,246	2,934
Excess tax benefit from stock-based compensation	—	—	737	—	—	737
Stock-based compensation expense	—	—	1,681	—	—	1,681
Net income	—	—	—	24,574	—	24,574
Balance, December 31, 2016	17,468,269	$191	$23,834	$231,978	$(22,158)	$233,845
Net exercise of stock options	291,177	—	812	—	4,035	4,847
Stock-based compensation expense	—	—	2,244	—	—	2,244
Net income	—	—	—	25,538	—	25,538
Balance, December 31, 2017	17,759,446	$191	$26,890	$257,516	$(18,123)	$266,474

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$25,538	$24,574	$20,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,132	14,835	15,933
Amortization of deferred loan costs	538	410	338
Stock-based compensation	7,091	1,681	1,544
Excess tax benefit from stock-based compensation	—	(737)	(865)
Provision for bad debts	103	74	240
Loss on disposition of assets	4	677	(9)
Deferred income taxes	3,810	798	(241)
Changes in operating assets and liabilities:
Receivables	(1,992)	(1,381)	(922)
Income taxes receivable	(1,600)	203	528
Inventories	(238)	(216)	(35)
Prepaid expenses	(125)	(1,085)	(289)
Accounts payable	(431)	1,973	(1,186)
Accrued expenses	1,624	1,922	2,546
Net cash provided by operating activities	49,454	43,728	38,241

Cash flows from investing activities:
Proceeds from sale of assets	86	29	34
Change in construction payable	3,218	1,198	(383)
Acquisition of property and equipment	(49,990)	(26,121)	(37,676)
Net cash used in investing activities	(46,686)	(24,894)	(38,025)

Cash flows from financing activities:
Net exercise of stock options	—	2,934	3,900
Excess tax benefit from stock-based compensation	—	737	865
Loan issuance cost	—	(2,586)	—
Principal payments on long-term debt	—	(14,700)	(5,400)
Net cash used in financing activities	—	(13,615)	(635)

Net increase (decrease) in cash	2,768	5,219	(419)
Cash and cash equivalents at beginning of period	26,383	21,164	21,583
Cash and cash equivalents at end of period	$29,151	$26,383	$21,164

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$426	$206	$374
Cash paid for income taxes	$11,950	$12,375	$10,930
Conversion of short term deposit to long term deposit	—	—	908
Return of assets under capital lease:
Accounts payable	$(105)	$—	—
Accrued expenses	$(13)	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Monarch Casino & Resort, Inc., was incorporated in 1993 and, through its wholly-owned subsidiary Golden Road Motor Inn, Inc. (“Golden Road”), owns and operates the Atlantis Casino Resort Spa, a hotel/casino facility in Reno, Nevada (the “Atlantis”). Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”), Golden East, Inc. (“Golden East”) and Golden North, Inc. (“Golden North”), each owns separate parcels of land located proximate to the Atlantis.

Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, acquired Riviera Black Hawk, Inc., owner of the Riviera Black Hawk Casino on April 26, 2012. Riviera Black Hawk, Inc. was renamed Monarch Black Hawk, Inc. and Riviera Black Hawk Casino was renamed Monarch Casino Black Hawk in October 2013. Monarch Growth also owns a parcel of land in Black Hawk, Colorado contiguous to the Monarch Casino Black Hawk. In addition to owning the Monarch Casino Black Hawk, Monarch Black Hawk, Inc. also wholly owns Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed related to extended licensure for extended hours of liquor operation in Black Hawk. Monarch Growth’s wholly owned subsidiary, Inter-Mountain Construction, LLC, owns a parcel of land with an industrial warehouse located between Denver and Monarch Casino Black Hawk.

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

On January 1, 2017, we adopted the new accounting standard update (“ASU”) which changes the measurement principle for inventories valued under the first-in, first-out or weighted-average methods from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined by the Financial Accounting Standards Board (“FASB”) as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The adoption of this standard did not have a material impact on our Consolidated Financial Statements due to the nature of its inventory, consisting primarily of food, beverages, and retail merchandise.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment is depreciated principally on a straight line basis over the estimated useful lives as follows:

Land improvements	15	-	40	years
Buildings	30	-	40	years
Building improvements	5	-	40	years
Furniture	5	-	10	years
Equipment	3	-	20	years

The Company evaluates property and equipment and other long-lived assets for impairment in accordance with the guidance for accounting for the impairment or disposal of long-lived assets. For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, the Company reviews fixed assets for impairment annually during the fourth quarter of each year or whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For the years ended December 31, 2017, 2016 and 2015, there were no impairment charges.

Change in Accounting Estimate of Depreciable Life of Monarch Casino Black Hawk Parking Structure

In December 2013, the Company began construction of a new parking facility at Monarch Casino Black Hawk. Upon completion of the new structure, the Company planned to demolish the existing parking structure. At December 31, 2013, the existing parking structure had a net book value of approximately $4.8 million and a remaining depreciable life of approximately 37 years. The new parking facility was estimated to be completed on March 31, 2015. In accordance with FASB accounting standards codification (“ASC”) 250-10-45-17, effective January 1, 2014, the Company modified the estimated depreciable life of the existing parking structure to 15 months; the period from January 1, 2014 through the estimated demolition commencement date of March 31, 2015. As a result of this modification to the estimated depreciable life, depreciation expense of the existing parking structure increased by approximately $0.3 million per month (approximately $0.2 million net of tax). In July 2014, because of a delayed construction schedule, the Company revised the new parking facility completion date to December 31, 2015. At this time, the existing parking structure had a net book value of approximately $2.9 million. The Company modified the estimated depreciable life of the existing parking structure to 18 months; the period from July 1, 2014 through the revised estimated demolition commencement date of December 31, 2015. In October 2015, the general contractor notified the Company that further delay was expected and completion was then expected in the second quarter of 2016 at which time demolition of the existing structure would commence. At September 30, 2015, the existing parking structure had a net book value of approximately $0.4 million. Beginning in October 2015, the Company reduced the monthly depreciation expense to $0.04 million to reflect the revised depreciable life of the existing parking structure. The existing parking structure was fully depreciated as of June 30, 2016. The parking structure was demolished in the fourth quarter of 2016.

For the twelve months ended December 31, 2017, this change in estimate did not have any effect on depreciation expense, net income and diluted earnings per share. For the twelve months ended December 31, 2016, the effect of the change in estimate was an increase of depreciation expense by $0.3 million, a decrease of net income by $0.2 million and a decrease of basic and diluted earnings per share by approximately $0.01. For the twelve months ended December 31, 2015, the effect of the change in estimate was an increase of depreciation expense by $1.4 million, a decrease of net income by $0.9 million and a decrease of basic and diluted earnings per share by approximately $0.05.

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

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations in April 2012. As of December 31, 2017 and 2016, we had goodwill totaling $25.1 million related to the purchase of Black Hawk, Inc. (see NOTE 3).

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

The customer relationship intangible asset represents the value associated with Monarch Casino Black Hawk’s rated casino guests. The initial fair value of the customer relationship intangible asset was estimated based on the projected net cash flows associated with these casino guests. The recoverability of the Company’s customer relationship intangible asset could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would impact the expected future cash flows associated with the rated casino guests, declines in the number of visitations which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying value of the customer relationship intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized. As of December 31, 2017 and 2016, the customer relationships net intangible asset balance was $3.9 million and $5.0 million, respectively.

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

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related debt agreement. Loan issuance costs are included in “Other assets, net” on the Company’s condensed consolidated balance sheets. As of December 31, 2017, loan issuance costs, net of amortization, was $1.9 million.

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects.  When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. The Company capitalized $544 thousand, $548 thousand and $381 thousand of interest during the years ended December 31, 2017, 2016 and 2015, respectively.

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

Promotional Allowances

The Company’s player program allows members, through the frequency of their play at the Company’s casinos, to earn and accumulate points which may be redeemed for a variety of goods and services. Points may be applied toward room stays at the hotel, food and beverage consumption at the food outlets, gift shop items as well as goods and services at the spa and beauty salon and for cash at our Monarch Casino Black Hawk property. Points earned may also be applied toward off-property events such as concerts, shows and sporting events.

The retail value of hotel, food and beverage services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are primarily included in casino operating expenses and are as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Food and beverage	$26,025	$25,743	$23,761
Hotel	3,375	3,039	3,157
Other	2,128	1,943	2,070
	$31,528	$30,725	$28,988

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense, which is included in selling, general and administrative expense, was $5.2 million, $5.4 million and $5.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as casino expense in the accompanying Consolidated Statements of Income. These taxes totaled $21.6 million, $20.3 million and $18.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Years ended December 31,
	2017		2016		2015
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount

Basic	17,585	$1.45	17,305	$1.42	16,948	$1.22
Effect of dilutive stock options	782	(0.06)	359	(0.03)	387	(0.03)
Diluted	18,367	$1.39	17,664	$1.39	17,335	$1.19

The following options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the December 31 closing market price of the common shares and their inclusion would be antidilutive:

	Years ended December 31,
	2017			2016			2015
Options to purchase shares of common stock	203,667			106,102			115,536
Exercise prices	$45.32	-	$46.73	$28.02	-	$29.00	$23.09	-	$29.00
Expiration dates (month/year)	11/27-12/27			11/17-10/20			05/16-11/25

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

We have completed our evaluation of the impact of adopting this new accounting standard on its financial statements and internal revenue recognition policies. The majority of our revenue recognition policies will not be impacted or will have a minimal impact by the new standard. The accounting treatment for the customer loyalty programs will be impacted the most by the adoption of this ASU. Specifically, the recognition of revenue associated with the customer loyalty programs will be impacted by eliminating the current accrual for the cost of the points awarded at the time of play and instead deferring the portion of the revenue received from the customer at the time of play and attributed to the awarded points until a later period when the points are redeemed or forfeited. The revenue deferral will be calculated from the portion of the transaction price allocated to the points based upon their retail value. Under the former guidance, the cost of the points was recorded as an operating expense through the casino line item of our consolidated statements of income. In addition, upon the adoption of this ASU, the complementary pricing for products and services will be presented at retail pricing within the appropriate revenue line item. Further, promotional allowances representing the retail value of food, beverages and other services furnished to guests without charge will no longer be presented as a separate line item on the consolidated statements of income, rather they will be presented on a net basis within casino, food and beverage, hotel and other revenue. These changes have no impact to net revenues and are for presentation purposes only. We adopted this ASU on January 1, 2018 using the modified retrospective approach and recorded a cumulative adjustment to retained earnings, resulting from recalculating the customer loyalty program liability balance at the time of the adoption from estimated cost to retail value, of approximately $4.9 million.

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

In August 2016, the FASB issued an ASU that provides clarifying guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018, with no impact to its presentation of cash receipts and payments on its consolidated statements of cash flows.

In January 2017, the FASB issued an ASU that simplifies the accounting for goodwill impairment for all entities by eliminating the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). The standard does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019.

In January 2017, the FASB issued an ASU which provides clarifying guidance on what constitutes a business acquisition versus an asset acquisition. Specifically, the new guidance lays out a screen to more easily determine if a set of integrated assets and activities does in fact represent a business. Under this ASU, when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the assets do not represent a business. The ASU is effective for annual reporting periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018 with no impact to the Company's accounting policies.

In May 2017, the FASB issued an ASU that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The guidance also clarifies that a modification to an award could be significant and therefore require disclosure, even if modification accounting is not required. Therefore, an entity will have to make all of the disclosures about modifications that are required today, in addition to disclosing that compensation expense hasn’t changed, if that’s the case. The effective date is for annual and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including in any interim period for which financial statements have not yet been issued or made available for issuance. The guidance will be applied prospectively to awards modified on or after the adoption date. We adopted this ASU on January 1, 2018, with no impact to the Company's accounting policies.

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

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 31,
	2017	2016
Casino	$5,025	$4,241
Hotel	1,719	873
Other	444	297
	7,188	5,411
Less allowance for doubtful accounts	(263)	(375)
	$6,925	$5,036

The increase in accounts receivable as of December 31, 2017 compared to 2016 was primarily due to timing in payment collection, resulting from fiscal year-end calendar differences.

The Company calculates an allowance for doubtful accounts by applying a percentage, estimated by management based on historical aging experience, to the accounts receivable balance. The Company recorded bad debt expense of $103 thousand, $74 thousand and $240 thousand in 2017, 2016 and 2015, respectively.

NOTE 3. GOODWILL AND INTANGIBLE

Goodwill of $25.1 million at December 31, 2017 represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination. To assist in the Company’s determination of the purchase price allocation for the Monarch Casino Black Hawk, the Company engaged a third-party valuation firm regarding the assets acquired and liabilities assumed in its acquisition.

Intangible assets consist of the following at December 31 (in thousands except years):

	2017	2016
Customer list
Total intangible assets	$10,490	$10,490
Less accumulated amortization:	(6,621)	(5,455)
Intangible assets, net	$3,869	$5,035
Weighted-average life in years	3.3	4.3

Amortization expense of $1.2 million was recognized for each of the years ended December 31, 2017 and 2016. Estimated amortization expenses for the years ending December 31, 2018 through 2021 are as follows (in thousands):

Year	Expense
2018	$1,165
2019	1,165
2020	1,165
2021	374
Total	$3,869

Customer lists were valued at $10.5 million, representing the value associated with the future potential customer revenue production and are being amortized on a straight-line basis over nine years.

Intangible assets were valued using the income approach. The Multi-Period Excess Earning Method was used to value the customer list by capitalizing the future cash flows attributable to the customers based upon their expected future mortality dispersion function. The expected revenue from the existing client was estimated by applying a 24.0% attrition rate. To calculate excess earnings attributable to the customer list, the required return on other contributory assets such as tangible assets and identified intangible assets were deducted to estimate income associated with the customer list. The future excess earnings were discounted to the present value by a risk-adjusted discount rate of 12.0% in order to determine the fair value of the customer list.

NOTE 4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Accrued salaries, wages and related benefits	$9,838	$8,341
Progressive slot machine and other gaming accruals	9,935	10,295
Accrued gaming taxes	2,607	2,588
Accrued interest	6	3
Other accrued liabilities	3,020	2,568
	$25,406	$23,795

The increase in accrued expenses as of December 31, 2017 compared to 2016 was primarily due to the timing of payments at December 31, 2017 compared to December 31, 2016.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road, entered into a 20-year lease agreement with BLI for a portion of the Shopping Center, consisting of an approximate 46,000 square-foot commercial building on approximately 4.2 acres of land adjacent to the Atlantis (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The Company demolished the commercial building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand, commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for payment of property taxes, utilities and maintenance expenses related to the Leased Property. The Company has an option to renew the Parking Lot Lease for an additional 10-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. In 2017, the Company paid $695 thousand for rent and $31 thousand for operating expenses relating to this lease. In 2016, the Company paid $695 thousand for rent and $60 thousand for operating expenses relating to this lease. In 2015, the Company paid $85 thousand for rent and $12 thousand for operating expenses relating to this lease.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent of the Driveway Lease is subject to a cost of living adjustment increase on each five year anniversary of the Driveway Lease. The total cost of the improvements was $2.0 million of which $1.35 million was paid by the Company. The cost of the driveway improvements is being depreciated over the 15-year expected economic life of the asset; some components of the driveway were depreciated over a shorter period of time. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15 year term in the existing Driveway Lease Agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. The annual rent for each of the years ended December 31, 2017, 2016 and 2015 was $377 thousand. In addition, the Company paid $24 thousand, $37 thousand and $84 thousand for the years ended December 31, 2017, 2016 and 2015, respectively, for operating expenses related to this lease.

The Company accounts for its rental expense using the straight-line method over the original lease term. Rental increases based on the change in the CPI are contingent and accounted for prospectively.

Following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms for the next five years (in thousands):

Operating
Leases
Year ending December 31,
2018	$1,072
2019	1,072
2020	1,072
2021	1,072
2022	1,072
Total minimum lease payments	$5,360

Rental expense for operating leases amounted to $1.6 million, $1.5 million and $1.0 million in 2017, 2016 and 2015, respectively, as reported in Operating expenses in the Consolidated Statements of Income.

NOTE 6. LONG-TERM DEBT

On July 20, 2016, the Company entered into an amended and restated credit facility agreement (the “Amended Credit Facility”), under which our former $100 million credit facility (under which, as of June 30, 2016, the borrowing capacity had been reduced to $45.5 million as a result of $19.5 million in mandatory reductions pursuant to the agreement and $35 million in voluntary reductions, as allowed by the agreement) was increased to $250 million, and the maturity date was extended from November 15, 2016 to July 20, 2021.

As of December 31, 2017, the Company had $26.2 million borrowed of the principal under the Amended Credit Facility, and a $0.6 million Standby Letter of Credit and $223.2 million remaining in available borrowings of the $250.0 million maximum principal available under the Amended Credit Facility. As of December 31, 2017, there have been no withdrawals from the Standby Letter of Credit.

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

In addition to other customary covenants for a facility of this nature, as of December 31, 2017, we are required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 3.5:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined) of at least 1.15:1. As of December 31, 2017, the Company’s leverage ratio and fixed charge coverage ratios were 0.5:1 and 40.9:1, respectively.

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

At December 31, 2017, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.00%. At December 31, 2017, the one-month LIBOR interest rate was 1.57%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

NOTE 7. TAXES

Income Taxes

The Company’s income tax provision (benefit) consists of the following (in thousands):

	Years ended December 31,
	2017	2016	2015
Federal	$9,933	$12,834	$11,968
State	417	477	359
Current tax provision	10,350	13,311	12,327
Federal	3,738	99	(1,117)
State	73	(52)	7
Deferred tax provision (benefit)	3,811	47	(1,110)
Total tax provision	$14,161	$13,358	$11,217

In conformity with ASU 2016-09, adopted in 2017, all excess tax benefits and deficiencies are recognized as income tax expense in the Company’s Consolidated Statement of Operations. This will result in increased volatility in the Company’s effective tax rate.

The income tax provision differs from that computed at the federal statutory rate as follows:

	Years ended December 31,
	2017	2016	2015
Federal tax at the statutory rate	35.00%	35.00%	35.00%
State tax (net of federal benefit)	1.00%	0.70%	0.72%
Permanent items	0.34%	0.27%	0.34%
Tax credits	(0.82)%	(0.96)%	(0.73)%
Excess tax benefits on stock-based compensation	(3.42)%	—%	—%
Tax Cuts and Jobs Act of 2017	3.57%	—%	—%
Other	—%	0.23%	(0.14)%
	35.67%	35.24%	35.19%

The effective tax rate increased slightly in 2017 compared to 2016 due to the revaluation of the deferred tax asset for the prospective federal tax rate change in 2018, partially offset by the excess tax benefits on stock-based compensation that, subsequent to the adoption of the ASU 2016-09 in first quarter of 2017, was recognized as a tax expense.

The Tax Cuts and Jobs Act Bill (the “Tax Act”) was enacted on December 22, 2017, and permanently reduces the U.S. federal corporate tax rate to a flat rate of 21%. The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from our current estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, we have made a reasonable estimate of the effect on our existing deferred tax balance. Based on our reasonable estimate, we recognized a provisional amount of $1,461 thousand, which is included as a component of income tax expense. In all cases, we will continue to make and refine our calculations as additional analysis is completed.

The Company recorded $737 thousand and $865 thousand as increases to contributed capital from certain tax benefits for employee stock-based compensation for the years ended December 31, 2016 and 2015, respectively. In 2017, subsequent to the adoption of the ASU 2016-09 the $1,359 thousand tax benefit for employee stock-based compensation was recorded to the tax expense.

The components of the deferred income tax assets and liabilities at December 31, 2017 and 2016, as presented in the consolidated balance sheets, are as follows (in thousands):

	2017	2016
DEFERRED TAX ASSETS
Stock-based compensation	$1,434	$2,198
Compensation and benefits	555	1,113
Bad debt reserves	58	136
Accrued expenses	512	1,991
Fixed assets and depreciation	896	2,305
Base stock	11	6
State taxes	(31)	144
NOLs & credit carry-forwards	2,219	3,295
Deferred income tax asset	$5,654	$11,188
DEFERRED TAX LIABILITIES
Intangibles and amortization	$(855)	$(1,811)
Prepaid expenses	(890)	(1,365)
Real estate taxes	(191)	(154)
Other reserves	(14)	(138)
Federal deduction on deferred state taxes	(160)	(366)
Deferred income tax liability	$(2,110)	$(3,834)
NET DEFERRED INCOME TAX ASSET	$3,544	$7,354

As of December 31, 2017, the Company had $4.8 million of federal net operating loss (“NOL”) carryforwards, general business credit (“GBC”) carryforwards of $0.3 million and $18.4 million of state NOL carryforwards, acquired as part of the Monarch Casino Black Hawk (formerly Rivera Black Hawk) acquisition. The federal NOL carryforwards expire in 2022 through 2032. The federal GBC carryforwards expire in 2023 through 2032. The state NOL carryforwards expire in 2022 through 2032.

The acquired federal and state NOL and federal GBC carryforwards are subject to Internal Revenue Code change of ownership limitations. Accordingly, future utilization of the carryforwards is subject to an annual base limitation of $1.25 million that can be applied against future taxable income.

The Company acquired NOLs of Monarch Black Hawk generated in tax years 2000 through 2012. The statute of limitation for assessment for these NOL years is determined by reference to the year the NOL is used to reduce taxable income. Consequently, the separate returns that included Monarch Black Hawk remain subject to examination by the Internal Revenue Service (the “IRS”). The Company’s income tax returns from 2014 forward are subject to examination by the IRS.

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

No uncertain tax positions were recorded as of December 31, 2017, 2016 and 2015.  No change in uncertain tax positions is anticipated over the next twelve months.

No interest expense or penalties for uncertain tax positions were recorded for years ended December 31, 2017, 2016 and 2015.

NOTE 8. BENEFIT PLANS

Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 100% of their pre-tax compensation, but not more than statutory limits. The Company’s matching contributions were approximately $379 thousand,  $332 thousand, and $318 thousand for years ended December 31, 2017, 2016 and 2015, respectively.

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

The share reserve under the 2014 Plan and the Amendment No.1 to the 2014 Plan includes 2,200,000 new shares and the shares available for grant or subject to outstanding awards under the Predecessor Plans, for an aggregate amount of up to 3,293,331 common shares as of December 31, 2017. By its terms, the 2014 Plan will expire in May 2024 after which no options may be granted unless the 2014 Plan is amended or replaced.

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

A summary of the stock option activity as of and for the year ended December 31, 2017 is presented below:

		Weighted Average
			Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Options	Shares	Price	Term		Value
Outstanding at beginning of period	1,932,259	$17.12	—		—
Granted	411,956	37.57	—		—
Exercised	(320,408)	18.14	—		—
Forfeited	(33,336)	21.48	—		—
Expired	—	—	—		—
Outstanding at end of period	1,990,471	$21.09	7.2	yrs.	$47,371,054
Exercisable at end of period	787,504	$13.85	5.5	yrs.	$24,391,756

A summary of the status of the Company’s nonvested shares as of, and for the year ended, December 31, 2017 is presented below:

		Weighted-Average
		Grant Date Fair
Nonvested Shares	Shares	Value
Nonvested at January 1, 2017	1,167,998	$5.39
Granted	411,956	11.92
Vested	(343,651)	3.84
Forfeited	(33,336)	6.44
Nonvested at December 31, 2017	1,202,967	$8.07

Expense Measurement and Recognition:

The Company recognizes stock-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Unrecognized costs related to all stock-based awards outstanding at December 31, 2017 totaled approximately $6.9 million and is expected to be recognized over a weighted average period of 2.6 years.

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

	Years ended December 31,
	2017	2016	2015
Expected volatility	35.54%	35.81%	39.10%
Expected dividends	—	—	—
Expected life (in years)
Directors’ plan	2.99	2.73	3.97
Executives plan	5.05	4.71	4.28
Employees plan	4.14	4.10	3.97
Weighted average risk free rate	1.83%	1.14%	1.14%

Weighted average grant date fair value per share of options granted	$11.92	$6.67	$5.90
Total fair value of shares vested	$1,324	$1,758	$1,041
Total intrinsic value of options exercised	$5,819	$3,276	$4,321
Cash received for all stock option exercises	$5,813	$2,934	$3,900
Tax benefit realized from stock awards exercised	$2,037	$1,146	$1,512

The risk-free interest rate is based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. The Company has determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility as compared to the Company’s experience.

On January 1, 2017, the Company adopted ASU No. 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Subsequent to the adoption, the Company records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Income in the reporting periods in which vesting occurs. As a result, the Company’s income tax expense and associated effective tax rate are impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards. This guidance of requiring recognition of excess tax benefits and deficits in the income statement was applied prospectively with the adoption of ASU No. 2016-09.

For year ended December 31, 2017, the effect of the adoption of ASU No. 2016-09 was a decrease of tax expense by $1.4 million resulting in an increase of basic and diluted earnings per share of less than $0.08.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	For the Year ended December 31,
	2017	2016	2015
Casino	$114	$95	$58
Food and beverage	92	101	85
Hotel	33	37	21
Selling, general and administrative	2,005	1,448	1,380
Total stock-based compensation, before taxes	2,244	1,681	1,544
Tax benefit	(785)	(588)	(540)
Total stock-based compensation, net of tax	$1,459	$1,093	$1,004

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

Self-Insurance: The Company is self-insured for health care claims for eligible active employees. Benefit plan administrators assist the Company in determining its liability for self-insured claims, and such claims are not discounted. Monarch Casino Black Hawk’s health plan has stop-loss insurance whereby the Company retains the first $250,000 of liability for individual health care claims. The Company’s liability on the Atlantis health plan is limited to the first $250,000 of claims plus 10% of claims above $250,000.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road, entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”) consisting of an approximate 46,000 square-foot commercial building on approximately 4.15 acres of land adjacent to the Atlantis (the “Leased Property”). The Company demolished the building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for payment of property taxes, utilities and maintenance expenses related to the Leased Property. The Company has an option to renew the Parking Lot Lease for an additional 10-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. In 2017, the Company paid $695 thousand for rent and $31 thousand for operating expenses relating to this lease. In 2016, the Company paid $695 thousand for rent and $60 thousand for operating expenses relating to this lease. In 2015, the Company paid $85 thousand for rent and $12 thousand for operating expenses relating to this lease.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease Agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. The annual rent for each of the years 2017, 2016 and 2015 was $377 thousand. In addition, the Company paid $24 thousand, $37 thousand and $84 thousand, respectively, for operating expenses related to this lease.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by Farahi Family Stockholders and paid $131 thousand, $127 thousand and $142 thousand for the years ended December 31, 2017, 2016 and 2015, respectively, for such leases.

NOTE 13. SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since December 31, 2017 that required recognition or disclosure in the consolidated financial statements.

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly financial information for 2017 and 2016 (in thousands, except per share amounts):

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total
Net revenues	$53,414	$58,229	$63,027	$56,056		$230,726
Operating expenses	45,688	46,676	49,777	47,919		190,060
Income from operations	7,726	11,553	13,250	8,137		40,666
Net income	4,872	7,239	9,030	4,397	(F1)	25,538

Income per share of common stock
Basic	$0.28	$0.41	$0.51	$0.25	(F1)	$1.45
Diluted	$0.27	$0.40	$0.49	$0.23	(F1)	$1.39

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$49,749	$54,578	$57,109	$55,596	$217,032
Operating expenses	42,590	45,633	44,857	45,404	178,484
Income from operations	7,159	8,945	12,252	10,192	38,548
Net income	4,575	5,695	7,834	6,470	24,574

Income per share of common stock
Basic	$0.27	$0.33	$0.45	$0.37	$1.42
Diluted	$0.26	$0.32	$0.45	$0.36	$1.39

(F1)  The enactment of the Tax Cuts and Jobs Act in 2017 resulted in a non-cash Deferred tax asset revaluation, which had a $1.5 million negative effect on Net income and $0.08 negative effect on the Basic and Diluted EPS.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act. Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. No changes were made to our internal control over financial reporting (as defined by Rule 13a-15(e) under the Exchange Act during the last fiscal year that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Monarch Casino & Resort, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Monarch Casino & Resort, Inc.’s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (2) of the Company and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 14, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 12, 2018. We expect to file the Proxy Statement with the Commission not later than April 30, 2018.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 12, 2018. We expect to file the Proxy Statement with the Commission not later than April 30, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Following is information related to our equity compensation plan.

Number of
	securities to be		Number of securities
	issued upon	Weighted average	remaining available for
	exercise of	exercise price of	future issuance under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (F1)	1,990,471	$21.09	982,452
Equity compensation plans not approved by security holders	—	—	—
Total	1,990,471	$21.09	982,452

(F1) Includes the 1993 Directors’ Stock Option Plan, 1993 Employee Stock Option Plan and 1993 Executive Long-Term Incentive Plan, as amended, and the 2014 Equity Incentive Plan.

Additional information required under this Item is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 12, 2018. We expect to file the Proxy Statement with the Commission not later than April 30, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 12, 2018. We expect to file the Proxy Statement with the Commission not later than April 30, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 12, 2018. We expect to file Proxy Statement with the Commission not later than April 30, 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements

Included in Part II, Item 8 of this report:

a) Report of Independent Registered Public Accounting Firm

b) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015.

c) Consolidated Balance Sheets at December 31, 2017 and 2016.

d) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015.

e) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.

f) Notes to Consolidated Financial Statements.

(a)(2). Financial Statements Schedules (in thousands)

Schedule II – Valuation of Qualifying Accounts

All other schedules are omitted because they are not applicable, not required or the required information is shown in the financial statements and notes thereto.

Schedule II. - VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at beginning of year	Charged to costs and expenses (F1)	Deductions (F1)	Other	Balance at end of year
2015
Allowance for doubtful accounts	$317	$240	$(106)	$—	$451
2016
Allowance for doubtful accounts	$451	$74	$(150)	$—	$375
2017
Allowance for doubtful accounts	$375	$103	$(215)	$—	$263

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

2.01

Stock Purchase Agreement dated as of September 29, 2011 by and among Monarch Casino & Resort, Inc., Monarch Growth Inc. (a wholly owned subsidiary of Monarch Casino and Resort, Inc.), Riviera Operating Corporation, Riviera Holdings Corporation and Riviera Black Hawk, Inc. is incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K/A (SEC File 0-22088) filed on October 4, 2011.

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

3.02

Bylaws of Monarch Casino & Resort, Inc., adopted June 14, 1993 and amended January 24, 1995, and March 27, 2009 and June 1, 2012 are incorporated herein by reference to Exhibit 3.02 to the Company’s Form 10-K (SEC 0-22088) for the year ended December 31, 2012 (SEC File 0-22088) filed on March 15, 2013.

4.01*	Specimen Common Stock Certificate for the Common Stock of Monarch Casino & Resort, Inc. is filed herein.

10.01+

Amended and Restated Monarch Casino & Resort, Inc. 1993 Directors’ Stock Option Plan is incorporated herein by reference to Exhibit 4.02 to the Company’s Form 10-K (SEC File 0-022088) for the year ended December 31, 1998.

10.02+

Monarch Casino & Resort, Inc. 1993 Employee Stock Option Plan, as amended, is incorporated herein by reference to Appendix A to the Company’s Proxy Statement (SEC File 0-22088) filed on March 25, 2011.

10.03+

Monarch Casino & Resort, Inc. 1993 Executive Long-Term Incentive Plan, as amended, is incorporated herein by reference to Appendix B to the Company’s Proxy Statement (SEC File 0-22088) filed on March 25, 2011.

10.04+

Seventh Amendment to the 1993 Executive Long Term Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q (SEC File 0-22088) for the quarterly period ended  September 30, 2013.

10.05+

First Amendment to the Amended and Restated 1993 Director’s Stock Option Plan is incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q (SEC File 0-22088) for the quarterly period ended September 30, 2013.

10.06+

Eighth Amendment to the 1993 Employee Stock Option Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q (SEC File 0-22088) for the quarterly period ended September 30, 2013.

Number	Exhibit Description
10.07+	2014 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File 0-22088) filed on May 23, 2014.

10.08+	2014 Equity Incentive Plan, as amended, is incorporated by reference to Appendix A to the Company’s Proxy Statement (SEC File 0-22088) filed on April 28, 2017).

10.09

Trademark Agreement between Golden Road Motor Inn, Inc. and Atlantis Lodge, Inc., dated February 3, 1996 is incorporated herein by reference to Exhibit 10.23 to the Company’s Form 10-K  (SEC File 0-22088) for the fiscal year ended December 31, 1995.

10.10

Lease Agreement and Option to Purchase dated as of January 29, 2004, between Golden Road Motor Inn, Inc. as Lessee and Biggest Little Investments, L.P. as Lessor is incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K (SEC File 0-22088) dated March 12, 2004.

10.11

Lease Agreement dated as of August 28, 2015, between Golden Road Motor Inn, Inc. as Lessee and Biggest Little Investments, L.P. as Lessor is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File 0-22088) filed September 3, 2015.

10.12

First Amendment to Lease Agreement and Option to Purchase dated as of August 25, 2015, between Golden Road Motor Inn, Inc. as Lessee and Biggest Little Investments, L.P. as Lessor is incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K (SEC File 0-22088) filed September 3, 2015.

10.13

Third Amended and Restated Credit Agreement, dated as of July 20, 2016, among Monarch Casino & Resort, Inc., Golden Road Motor Inn, Inc. and Monarch Growth Inc., as Borrowers, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent is incorporated herein by reference to Exhibit 10.06 to the Company’s Form 10-K (SEC 0-22088) for the year ended December 31, 2016.

21.01	List of Subsidiaries of Monarch Casino & Resort, Inc. is incorporated herein by reference to Exhibit 21.01 to the Company’s Form 10-K (SEC File 0-22088) for the year ended December 31, 2012.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number	Exhibit Description

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* Filed herewith.

+ Denote management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH CASINO & RESORT, INC.

(Registrant)

Date: March 14, 2018	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN FARAHI	Co-Chairman of the Board of Directors	March 14, 2018
John Farahi	Chief Executive Officer (Principal
Executive Officer) and Director

/S/ BOB FARAHI	Co-Chairman of the Board of Directors,	March 14, 2018
Bob Farahi	President, Secretary and Director

/S/ EDWIN S. KOENIG	Chief Accounting Officer (Principal	March 14, 2018
Edwin S. Koenig	Financial Officer and Principal Accounting Officer)

/S/ PAUL ANDREWS	Director	March 14, 2018
Paul Andrews

/S/ YVETTE E. LANDAU	Director	March 14, 2018
Yvette E. Landau

/S/ CRAIG F. SULLIVAN	Director	March 14, 2018
Craig F. Sullivan