Form 10-Q
period 2018-03-31
MONARCH CASINO & RESORT INC
filed 2018-05-09
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	17,792,384 shares
Class	Outstanding at May 2, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Revenues
Casino	$29,945	$41,310
Food and beverage	16,938	15,490
Hotel	6,363	5,640
Other	3,022	2,778
Gross revenues	56,268	65,218
Less promotional allowances	—	(11,804)
Net revenues	56,268	53,414

Operating expenses
Casino	10,696	17,680
Food and beverage	13,094	6,252
Hotel	3,499	2,208
Other	1,545	985
Selling, general and administrative	15,185	14,639
Depreciation and amortization	3,692	3,906
Loss on disposition of assets	—	18
Total operating expenses	47,711	45,688
Income from operations	8,557	7,726

Other expenses
Interest expense, net of amounts capitalized	(80)	(272)
Total other expense	(80)	(272)

Income before income taxes	8,477	7,454
Provision for income taxes	(1,736)	(2,582)
Net income	$6,741	$4,872

Earnings per share of common stock
Net income
Basic	$0.38	$0.28
Diluted	$0.36	$0.27

Weighted average number of common shares and potential common shares outstanding
Basic	17,770	17,477
Diluted	18,710	18,021

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$29,368	$29,151
Receivables, net	5,574	6,925
Income taxes receivable	272	2,008
Inventories	3,244	3,335
Prepaid expenses	4,513	4,612
Total current assets	42,971	46,031
Property and equipment
Land	30,034	30,034
Land improvements	7,281	7,249
Buildings	193,286	193,286
Buildings improvements	24,781	24,745
Furniture and equipment	141,483	140,404
Construction in progress	65,909	48,834
Leasehold improvements	3,782	3,800
	466,556	448,352
Less accumulated depreciation and amortization	(201,038)	(197,638)
Net property and equipment	265,518	250,714
Other assets
Goodwill	25,111	25,111
Intangible assets, net	3,578	3,869
Deferred income taxes	3,544	3,544
Other assets, net	2,683	2,818
Total other assets	34,916	35,342
Total assets	$343,405	$332,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,718	$8,184
Construction accounts payable	11,217	5,823
Accrued expenses	27,797	25,406
Total current liabilities	47,732	39,413
Long-term debt	26,200	26,200
Total liabilities	73,932	65,613

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 17,792,384 outstanding at March 31, 2018; 17,759,446 outstanding at December 31, 2017	191	191
Additional paid-in capital	27,541	26,890
Treasury stock, 1,303,916 shares at March 31, 2018; 1,336,854 shares at December 31, 2017	(17,658)	(18,123)
Retained earnings	259,399	257,516
Total stockholders’ equity	269,473	266,474
Total liabilities and stockholders’ equity	$343,405	$332,087

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$6,741	$4,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,692	3,906
Amortization of deferred loan costs	135	134
Stock-based compensation	1,115	962
(Recoveries) Provision for bad debts	(32)	48
Loss on disposition of assets	—	18
Changes in operating assets and liabilities:
Receivables	1,383	581
Income taxes receivable	1,736	2,720
Inventories	91	193
Prepaid expenses	99	374
Accounts payable	534	(1,224)
Accrued expenses	(2,467)	(2,274)
Net cash provided by operating activities	13,027	10,310

Cash flows from investing activities:
Proceeds from sale of assets	—	1
Change in construction payable	5,394	90
Acquisition of property and equipment	(18,204)	(12,246)
Net cash used in investing activities	(12,810)	(12,155)

Net increase (decrease) in cash	217	(1,845)
Cash and cash equivalents at beginning of period	29,151	26,383
Cash and cash equivalents at end of period	$29,368	$24,538

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$—	$138
Adjustment to beginning retained earnings for accounting changes in accordance with the new revenue recognition standard
Accrued expenses	4,858	—

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED MARCH 31, 2018

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Monarch Casino & Resort, Inc. was incorporated in 1993. Unless otherwise indicated, “Monarch” and the “Company” refer to Monarch Casino & Resort, Inc. and its subsidiaries. Monarch owns and operates the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and Monarch Casino Black Hawk, a casino in Black Hawk, Colorado. In addition, Monarch owns separate parcels of land located next to the Atlantis, a parcel of land located next to Monarch Casino Black Hawk and a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Casino Black Hawk. Monarch also owns Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to extended licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

The accompanying unaudited condensed consolidated financial statements include the accounts of Monarch and its subsidiaries (the “Consolidated Financial Statements”). Intercompany balances and transactions are eliminated.

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements of the Company at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

Debt Issuance Costs:

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related debt agreement. Loan issuance costs are included in “Other assets, net” on the Company’s condensed consolidated balance sheets. As of March 31, 2018, loan issuance costs, net of amortization was $1.8 million.

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

NOTE 2. REVENUE RECOGNITION

On January 1, 2018, the Company adopted accounting standard update No. 2014-09 (“ASC 606”) and all the related amendments to all contracts (“new revenue standard”). The Company applied the modified retrospective method and recognized a $4.86 million cumulative effect adjustment to the opening balance of retained earnings with the adoption of the new revenue standard. This adjustment exclusively related to the change in the accounting for the slot club liability from the immediate revenue/cost method to the deferred revenue method. Financial results for the quarter ended March 31, 2017 have not been restated and are reported under the accounting standards in effect during that period.

Players’ Club Program: The Company operates a players’ club program under which as players perform gaming activities they earn and accumulate points, which may be redeemed for a variety of goods and services. Points may be applied toward hotel room stays, food and beverage consumption at the food outlets, gift shop items, as well as goods and services at the spa and beauty salon and for cash in our Monarch Casino Black Hawk property. Points earned may also be applied toward off-property events such as concerts, shows and sporting events. The point balance under the players’ club program is forfeited if the member does not earn or use any points over a twelve-month period.

A large portion of our revenues are generated by customers who are members of our players’ club. Given the significance of the players’ club program and the ability for members to bank such points based on their past play, we have determined that players’ club program points granted in conjunction with gaming activity constitute a material right and, as such, represent a performance obligation associated with the gaming contracts.

We have determined the points estimated standalone selling prices (“SSP”) by computing the cash redemption value of the points expected to be redeemed by type of good or service. This cash redemption value is determined through an analysis of all redemption activity over the preceding twelve-month period, leveraging the fair market value of the goods and services provided through redemption of points as the means for determining the fair market value of such points as points are not otherwise independently sold. Because of the similarity of gaming and other transactions, we have applied the practical expedient under the portfolio approach as prescribed in ASC paragraph 606-10-10-4 to apply to our loyalty credit transactions.

 Prior to the adoption of the ASC 606, at the time points are earned, which occurs commensurate with casino patron play, we recognized a liability for points outstanding based on the average cost of the goods and services expected to be redeemed, with a corresponding increase in casino expenses. After the adoption of the ASC 606, at the time points are earned, we recognize deferred revenue at the standalone selling prices of the goods and services that the points are expected to be redeemed for, with corresponding decrease in gaming revenue. As of March 31, 2018 we had estimated the obligations related to the players’ club program at $8.9 million, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Condensed Consolidated Balance Sheet. Estimates and assumptions made regarding breakage rates and the combination of goods and services members will choose impacts the estimated SSP of the points. We use historical data to assist in the determination of estimated accruals. Changes in estimates or member redemption patterns could produce different results.

The majority of the Company’s revenue continues to be recognized when products are delivered or services are performed. For certain revenue transactions (when a patron uses a club loyalty card) a portion of the revenue is deferred until the points earned by the patron are redeemed or expire.

The new revenue standard also resulted in reclassifications to or from revenues, promotional allowances and operating expenses. Pursuant to the new Financial Accounting Standards Board (“FASB”) guidelines, food and beverage, hotel and other complimentaries are now valued at their retail price and included as revenues within their respective categories, with a corresponding decrease in gaming revenues, as the offsetting amount historically included in promotional allowances has been eliminated. In addition, the cost of providing these complimentary goods and services are now included as expenses within their respective categories, resulting in a corresponding decrease in casino expenses. While those changes have resulted in a $145 thousand increase in net revenue for the first quarter in 2018.The adoption of the new revenue standard had no impact on the net income.

 In accordance with the new revenue standard requirements, below is a disclosure of the impact of the adoption of ASC 606 on our consolidated income statement for the period ended March 31, 2018 (in thousands):

	Three Months Ended March 31, 2018
	Post ASC 606 Adoption	Other ASC 606 Changes		Pre ASC 606 Adoption
Revenues
Casino	$29,945	$13,761	(a) (b) (c) (d)	$43,706
Food and beverage	16,938	(1,453)	(a) (d) (e)	15,485
Hotel	6,363	(658)	(a) (f)	5,705
Other	3,022	24	(a) (d)	3,046
Gross revenues	56,268	11,674		67,942
Less promotional allowances	—	(11,819)	(a) (d)	(11,819)
Net revenues	56,268	(145)	(b) (c) (e) (f)	56,123
Operating Expenses		—
Casino	10,696	8,282	(b) (c) (g)	18,978
Food and beverage	13,094	(6,923)	(e) (g)	6,171
Hotel	3,499	(973)	(f) (g)	2,526
Other	1,545	(531)	(g)	1,014
Selling, general and administrative	15,185	—		15,185
Depreciation and amortization	3,692	—		3,692
Total operating expenses	47,711	(145)		47,566
		—
Net income	$6,741	$—		$6,741
Earnings per share of common stock
Net income
Basic	$0.38	$—		$0.38
Diluted	$0.36	$—		$0.36

(a)	Change as a result of reclassification of current period complimentaries at estimated retail price from promotional allowances to casino, food and beverage, hotel, spa and retail revenues.
(b)	Change as a result of reclassification of the earned and unused points during the period from casino expense to casino revenue.
(c)	Change as a result of reclassification of the wide area progressive system expense from casino revenue to casino expense.
(d)	Change as a result of the change of the casino floor bars menu prices and some retail outlets prices from discounted to retail price.
(e)	Change as a result of reclassification of the banquets service fees from food and beverage expense to food and beverage revenue.
(f)	Change as a result of reclassification of the groups rebate and commissions from hotel expense to hotel revenue.

(g)

Change as a result of the elimination of the reclassification journal entry that reclassified the costs of complimentaries from hotel, food and beverage and other expense categories to casino expense. Under ASC 606, the costs of complimentaries stay in the complimentaries revenue producing department.

Casino revenue: Casino revenues represent the net win from gaming activity, which is the difference between the amounts won and lost, which represents the transaction price. Jackpots, other than the incremental amount of progressive jackpots, are recognized at the time they are won by customers. Funds deposited by customers in advance and outstanding chips and slot tickets in the customers’ possession are recognized as a liability until such amounts are redeemed or used in gaming play by the customer. Additionally, net win is reduced by the performance obligations for the players’ club program as discussed above, progressive jackpots and any pre-arranged marker discounts. Progressive jackpot provisions are recognized in two components: 1) as wagers are made for the share of players’ wagers that are contributed to the progressive jackpot award, and 2) as jackpots are won for the portion of the progressive jackpot award contributed by us. Cash discounts and other cash incentives to guests related to gaming play are recorded as a reduction to gaming revenue.

Food and Beverage, Hotel and Other (retail) Revenues: Food and Beverage, Hotel and Other Revenues in general are recognized when products are delivered or services are performed. We recognize revenue related to the products and services associated to the players points’ redemptions at the time products are delivered or services are performed, with corresponding reduction in the deferred revenue, at SSP. Other complimentaries in conjunction with the gaming and other business are also valued at SSP. Hotel revenue is presented net of non-third party rebate and commission.

Other Revenues:  Other revenues (excluding retail) primarily consist of commissions received on ATM transactions and cash advances, which are recorded on a net basis as the Company represents the agent in its relationship with the third-party service providers, and commissions and fees received in connection with pari-mutuel wagering, which are also recorded on a net basis.

Sales and other taxes: Sales taxes and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in revenues or operating expenses. In addition, tips and other gratuities, excluding service charges, collected from customers on behalf of our employees are also accounted for on a net basis and are not included in revenues or operating expenses.

NOTE 3. STOCK-BASED COMPENSATION

On January 1, 2017, the Company adopted a new accounting standard update (“ASU”) No. 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Subsequent to the adoption, the Company records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Income in the reporting periods in which vesting occurs. As a result, the Company’s income tax expense and associated effective tax rate are impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards. This guidance of requiring recognition of excess tax benefits and deficits in the income statement was applied prospectively with the adoption of ASU No. 2016-09.

For the three months ended March 31, 2018 and 2017, the effect of the adoption of ASU No. 2016-09 was a decrease of tax expense by $145 thousand and $64 thousand, respectively, resulting in an increase of basic and diluted earnings per share by less than $0.01.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended
	March 31,
	2018	2017
Casino	$38	$32
Food and beverage	38	34
Hotel	10	8
Selling, general and administrative	480	391
Total stock-based compensation, before taxes	566	465
Tax benefit	(119)	(163)
Total stock-based compensation, net of tax	$447	$302

Effective January 1, 2018, the Company adopted ASU 2017-09, which provides guidance about when changes to the terms or conditions of a share-based payment award must be accounted for as modifications and the disclosure required.

During the first three months of 2018, there were no changes to the terms and conditions of the share-based awards that required modification accounting or disclosure.

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

	Three months ended March 31,
	2018		2017
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	17,770	$0.38	17,477	$0.28
Effect of dilutive stock options	940	(0.02)	544	(0.01)
Diluted	18,710	$0.36	18,021	$0.27

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended March 31, 2018 and 2017, options for approximately 236 thousand and 468 thousand shares, respectively, were excluded from the computation.

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS

In November 2016, the FASB issued amended accounting guidance on the presentation of restricted cash in the statement of cash flows. Entities are required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The amended guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this ASU on January 1, 2018, with no impact to our presentation on the Consolidated Statements of Cash Flows.

In August 2016, the FASB issued an ASU that provides clarifying guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows. The guidance clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows and how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017. We adopted this ASU on January 1, 2018, with no impact to our presentation of cash receipts and payments on our Consolidated Statements of Cash Flows.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road, entered into a 20-year lease agreement with BLI for a portion of the Shopping Center, consisting of an approximate 46,000 square-foot commercial building on approximately 4.2 acres of land adjacent to the Atlantis (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The Company demolished the commercial building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand, commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional 10-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For each of the three-month periods ended March 31, 2018 and 2017, the Company paid $174 thousand in rent, plus $8 thousand and $7 thousand, respectively, in operating expenses relating to this lease.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent of the Driveway Lease is subject to a cost of living adjustment increase on each five year anniversary of the Driveway Lease. The total cost of the improvements was $2.0 million of which $1.35 million was paid by the Company. The cost of the driveway improvements is being depreciated over the 15-year expected economic life of the asset; some components of the driveway were depreciated over a shorter period of time. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15 year term in the existing Driveway Lease agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For each of the three-month periods ended March 31, 2018 and 2017, the Company paid $94 thousand in rent, plus $5 thousand and $7 thousand, respectively, in operating expenses relating to this lease.

We occasionally lease billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders and paid $32 thousand and $27 thousand for the three-month periods ended March 31, 2018 and 2017, respectively, for such leases.

NOTE 7. LONG-TERM DEBT

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

As of March 31, 2018, we had borrowed $26.2 million of the principal under the Amended Credit Facility, and had a $0.6 million standby letter of credit and $223.2 million remaining in available borrowings under the $250.0 million Amended Credit Facility. As of March 31, 2018, there have been no withdrawals from the standby letter of credit.

The total revolving loan commitment under the Amended Credit Facility will be automatically and permanently reduced to $50.0 million in the first full quarter after completion of the expansion project at the Monarch Casino Black Hawk (the “Monarch Black Hawk Expansion”) and all then outstanding revolving loans up to $200.0 million under the Amended Credit Facility will be converted to a term loan at such time. We may be required to prepay borrowings under the Amended Credit Facility using excess cash flows depending on our leverage ratio no later than December 31, 2019. We have an option to permanently reduce the maximum revolving available credit at any time so long as the amount of such reduction is at least $0.5 million and in multiples of $50 thousand.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of March 31, 2018, we are required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 3.5:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined in the Amended Credit Facility) of at least 1.15:1. As of March 31, 2018, the Company’s leverage ratio and fixed charge coverage ratios were 0.45:1 and 39.9:1, respectively.

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

At March 31, 2018, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.00%. At March 31, 2018, the one-month LIBOR interest rate was 1.88%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

NOTE 8. TAXES

For the three months ended March 31, 2018 and 2017, the Company’s effective tax rate was 20.5% and 34.6%, respectively. The lower effective tax rate in the first quarter of 2018 compared to the effective tax rate for the same period in 2017 is primarily attributable to the Tax Cuts and Jobs Act enacted on December 22, 2017, that reduced the U.S. federal corporate tax rate to a flat rate of 21%.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. During the first quarter of 2018, The Company did not have any significant adjustments to the provisional amounts recorded during the year ended December 31, 2017, related to the re-measurement of certain deferred tax assets and liabilities. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, the Company may make adjustments to the provisional amounts. The accounting for the tax effects of the Tax Act will be completed later in 2018.

NOTE 9. STOCK REPURCHASE PLAN

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) regarding our expectations and beliefs concerning the timing for completion, costs and impact of our Monarch Black Hawk Expansion and other projects; business prospects; business strategies and outlook; additional revenue opportunities as a result of project and budget modifications for our Monarch Black Hawk Expansion; positioning of our properties to benefit from future macro and local economic growth; capital requirements; anticipated sources of funds and adequacy of such funds to meet our debt obligations and capital requirements; financial condition, legal matters and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “will”, “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-K, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

•	our ability to successfully implement our business and growth strategies;
•	our ability to realize the anticipated benefits of our expansion and renovation projects, including the Monarch Black Hawk Expansion;
•	our ability to enter into a suitable construction contract with a general contractor on favorable terms;
•

risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems; shortages of materials or skilled labor; environmental, health and safety issues; and unanticipated cost increases);

•	our ability to generate sufficient operating cash flow to help finance our expansion plans;
•	access to capital and credit, including our ability to finance future business requirements and the Monarch Black Hawk Expansion;
•	risks related to our present indebtedness and future borrowings;
•	adverse trends in the gaming industry;
•	changes in patron demographics;
•

general market and economic conditions, including but not limited to, the effects of local and national economic, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;

•	our ability to meet our debt obligations;
•	the impact of rising interest rates and our ability to refinance debt as it matures at commercially reasonable rates or at all;
•	our ability to continue to comply with the covenants and terms of our credit instruments;
•	our dependence on two resorts;
•	ability of large stockholders to influence our affairs;
•	our dependence on key personnel;
•	the availability of adequate levels of insurance;
•

changes in federal, state, and local laws and regulations, including environmental and gaming licenses or legislation and regulations, and laws and regulations permitting expanded and other forms of gaming in our key markets;

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
•

risks, uncertainties and other factors described “Item 1A - Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) and our other filings with the Securities and Exchange Commission.

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

OVERVIEW

Monarch was incorporated in the state of Nevada in 1993. We own and operate the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and Monarch Casino Black Hawk, a casino in Black Hawk, Colorado. In addition, we own separate parcels of land located next to the Atlantis, a parcel of land located next to the Monarch Casino Black Hawk and a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Casino Black Hawk. We also own Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to extended licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

We earn revenues, operating income and cash flow from Atlantis and Monarch Casino Black Hawk, primarily through our casino, food and beverage operations and, at Atlantis, our hotel operations. The Monarch Casino Black Hawk does not have a hotel; however, we are in the process of renovations and construction that will include a hotel. We focus on delivering exceptional service and value to our guests. Our hands-on management style focuses on customer service and cost efficiencies.

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis: Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and hotel operations. We continuously upgrade our property. With quality gaming, hotel and dining products, we believe the Atlantis is well positioned to benefit from future macro and local economic growth. Businesses continue to relocate to Northern Nevada and local business volume has steadily increased. While such economic activity could ultimately drive additional revenue and profit at Atlantis, we are experiencing the more immediate effect of increased labor costs, which, combined with continued aggressive marketing programs by our competitors, have applied upward pressure on Atlantis operating costs. In addition, the expansion of Native American casinos in California has had an impact on casino revenue in Nevada, in general, and analysts predict the impact on the Reno-Lake Tahoe market will continue.

Monarch Casino Black Hawk:  Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and laying the groundwork for a major expansion. There is currently no hotel on the property. In October 2012, we began a project to redesign and upgrade the existing Monarch Casino Black Hawk facility. In August 2015, we completed the redesign and upgrade of the existing Monarch Casino Black Hawk, bringing to the facility’s interior the same quality, ambiance and finishes of the ongoing master planned expansion that will transform Monarch Casino Black Hawk into a full-scale casino resort. In the fourth quarter of 2013, we began work on the Monarch Black Hawk Expansion. In November 2016, we completed the first phase, with opening our elegant nine-story parking facility with about 1,350 spaces for guest use. Construction of a new hotel tower and casino expansion on the site where the old parking structure was sitting is under way. (See CAPITAL SPENDING AND DEVELOPMENT – Monarch Black Hawk Expansion Plan). Once completed, the Monarch Black Hawk Expansion Plan will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars and associated support facilities. We currently expect completion of the entire expansion in the second quarter of 2019.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Cash paid for capital expenditures for the three-month periods ended March 31, 2018 and 2017 totaled approximately $12.8 million and $12.2 million, respectively. During the three-month period ended March 31, 2018, our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Casino Black Hawk and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Casino Black Hawk. The capital expenditures were funded from operating cash flows. During the three-month period ended March 31, 2017, our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Casino Black Hawk, the re-carpeting of the entire casino floor at Atlantis, as well as acquisition of gaming and other equipment to upgrade and replace existing equipment at the Atlantis and the Monarch Casino Black Hawk.

Monarch Black Hawk Expansion Plan

In the fourth quarter of 2013, we began work to convert the Monarch Casino Black Hawk into a full-scale casino resort (the “Monarch Black Hawk Expansion Plan”).

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

During the first quarter of 2018, we completed certain modifications to the Monarch Casino Black Hawk construction project scope which, we believe, will provide additional revenue opportunities for our expanded resort, including enlarging the casino floor and associated amenities by approximately 6,500 square feet. In addition, we have made adjustments to the budget for the rise in construction costs and furniture, fixtures and equipment costs. Accordingly, we have increased our budget for the completion of the Monarch Casino Black Hawk hotel tower and casino expansion to approximately $264 to $269 million. The previously announced budget was approximately $229 to $234 million.

We currently expect completion of the entire tower in the second quarter of 2019. We expect to finance the cost through a combination of operating cash flow and the Amended Credit Facility. We can provide no assurance that any project will be completed on schedule, if at all, or within established budgets, or that any project will result in increased earnings to us.

RESULTS OF OPERATIONS

New Revenue Standard

On January 1, 2018, we adopted accounting standard update No. 2014-09 (“ASC 606”) and all the related amendments to all contracts (“new revenue standard”) and have applied the modified retrospective method. The new revenue standard resulted in reclassifications to or from revenues, promotional allowances and operating expenses. Pursuant to the new FASB guidelines, food and beverage, hotel and other complimentaries are now valued at their retail price and included as revenues within their respective categories, with a corresponding decrease in gaming revenues, as the offsetting amount historically included in promotional allowances has been eliminated. In addition, the cost of providing these complimentary goods and services are now included as expenses within their respective categories, resulting in a corresponding decrease in casino expenses. While those changes have resulted in a $145 thousand increase in net revenues for the first quarter in 2018, the adoption of the new revenue standard had no impact on the net income. In addition, the revenues by categories and expense margins comparison for the three-month periods ended March 31, 2018 and 2017 are affected by the adoption of the ASC 606. For more information on the impact of the new revenue standard, see Note 2 to the condensed consolidated financial statements.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2018 and 2017

For the three months ended March 31, 2018, our net income totaled $6.7 million, or $0.36 per diluted share, compared to net income of $4.9 million, or $0.27 per diluted share for the same period in 2017, reflecting a 38.4% increase in net income and a 33.3% increase in diluted earnings per share. Those results were impacted by the Tax Cuts and Jobs Act, which reduced the corporate income tax rate to 21%. Net revenues in the three months ended March 31, 2018, totaled $56.3 million, an increase of $2.9 million, or 5.3%, compared to the three months ended 2017. Income from operations for the three months ended March 31, 2018 totaled $8.6 million compared to $7.7 million for the same period in 2017.

Casino revenue decreased 27.5% in the first quarter of 2018 compared to the first quarter of 2017, due to the adoption of the new revenue standard, which resulted in a reduction of $13,761 in casino revenues due to certain reclassifications. Excluding the effect of the new revenue standard, casino revenue increased 5.8%. Casino operating expense as a percentage of casino revenue decreased from 42.8% in the first quarter of 2017 to 35.7% in the same quarter of 2018 primarily due to the new revenue standard, partially offset by an increase in repair and maintenance expense and an increase in slot machine participation expense.

Food and beverage revenue for the first quarter of 2018 increased 9.3% over the first quarter of 2017, due to a 13.2% increase in food and beverage revenue per cover, partially driven by the effect of the change relating to recognizing revenue for beverage complimentaries at retail price. Food and beverage covers decreased by 3.4% quarter over quarter. Food and beverage operating expense as a percentage of food and beverage revenue increased in the first quarter of 2018 to 77.3% compared to 40.4% for the same period in 2017 as a result of the adoption of the new revenue standard, partially offset by improvements in product cost.

Hotel revenue increased 12.8% in the first quarter of 2018 compared to the first quarter of 2017. Average daily room rate (“ADR”) of $87.82 in the first quarter of 2018 was $9.59 higher than the ADR of $78.22 in the first quarter of 2017 due to changing the complimentaries ADR from a discounted value in 2017 to the retail value in 2018. Hotel occupancy of 85.5% during the first quarter of 2018 was 2.0 percentage points lower compared to 87.5% during the first quarter of 2017. Revenue per Available Room (“REVPAR”), calculated by dividing total hotel revenue by total rooms available, was $85.80 and $76.05 for the three months ended March 31, 2018 and 2017, respectively. Hotel operating expense as a percentage of hotel revenue increased to 55.0% in the first quarter of 2018 compared to 39.1% for the comparable prior year period primarily as a result of the adoption of the new revenue standard combined with an increase in small equipment expense.

Other revenue increased 8.8% in the first quarter of 2018 compared to the first quarter of 2017 driven primarily by increased arcade, retail and spa revenues.

As a result of the adoption of the new revenue standard discussed above, $11,819 was eliminated from promotional allowances and reclassified to revenue categories in the first quarter of 2018. Promotional allowances as a percentage of gross revenues, excluding the impact of the new revenue standard, decreased to 17.4% during the first quarter of 2018 compared to 18.1% in the first quarter of 2017. This decrease was primarily due to higher revenues and increase in the profitability of the promotional programs.

Selling, general and administrative (“SG&A”) expense increased to $15.2 million in the first quarter of 2018 from $14.6 million in the first quarter of 2017 primarily due to a $0.5 million increase in salaries, wages and related benefits expense and $0.1 million increase in utilities. As a percentage of net revenue, SG&A expense decreased to 27.0% in the first quarter of 2018 compared to 27.4% in the same period in 2017.

Depreciation and amortization expense decreased to $3.7 million for the three months ended March 31, 2018 as compared to $3.9 million for the three months ended March 31, 2017. The decrease is primarily a result of a decrease in depreciation expense at Monarch Casino Black Hawk due to five-year assets (i.e., assets that are depreciated over a five-year time period) having become fully depreciated.

Interest expense, net of amounts capitalized, decreased to $80.0 thousand in the first quarter of 2018 from $272.0 thousand in the first quarter of 2017 primarily due to the higher interest, capitalized in the three months ended March 31, 2018, compared to the capitalized interest in the same period in 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our credit facilities.

For the three months ended March 31, 2018, net cash provided by operating activities totaled $13.0 million, an increase of $2.7 million, or 26.4% compared to the same period in the prior year. This increase was primarily the result of an increase in net income and an increase in the stock-based compensation expense, offset by an increase in working capital. The net cash provided by operating activities was also positively affected by the change in the accounting for the slot club liability from the immediate revenue/cost method to the deferred revenue method in relation to the adoption of the ASC 606.

Net cash used in investing activities totaled $12.8 million and $12.2 million during the three months ended March 31, 2018 and 2017, respectively. Net cash used in investing activities during the first three months of 2018 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk and for acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first three months of 2017 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk, the re-carpeting of the entire casino floor at Atlantis, and for acquisition of gaming and other equipment at both properties.

There were no financing activities during the first three months of 2018 and 2017.

Amended Credit Facility

Under the Amended Credit Facility, our available borrowing capacity is $250.0 million with a maturity date of July 20, 2021. We anticipate that the proceeds from the Amended Credit Facility will be used to partially fund the Monarch Black Hawk Expansion Plan, for ongoing capital expenditure, for working capital needs and general corporate purposes and requirements.

As of March 31, 2018, we had borrowed $26.2 million of the principal under the Amended Credit Facility, and had a $0.6 million standby letter of credit and $223.2 million remaining in available borrowings under the $250.0 million Amended Credit Facility. As of March 31, 2018, there have been no withdrawals from the standby letter of credit.

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

In addition to other customary covenants for a facility of this nature, as of March 31, 2018, we are required to maintain a leverage ratio, defined as consolidated debt divided by Adjusted EBITDA, of no more than 3.5:1 and a fixed charge coverage ratio (Adjusted EBITDA divided by fixed charges, as defined in the Amended Credit Facility) of at least 1.15:1. As of March 31, 2018, the Company’s leverage ratio and fixed charge coverage ratios were 0.45:1 and 39.9:1, respectively.

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

At March 31, 2018, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.00%. At March 31, 2018, the one-month LIBOR interest rate was 1.88%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

In response to customer demand for more convenient surface parking at the Atlantis, and after detailed analysis, on August 28, 2015, the Company, through its subsidiary Golden Road, entered into a 20-year lease (the “Parking Lot Lease”) with BLI with respect to a portion of the Shopping Center. This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis (the “Leased Property”). The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. We demolished the commercial building on the Leased Property and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, we are responsible for payment of property taxes, utilities and maintenance expenses related to the Leased Property. We have an option to renew the Parking Lot Lease for an additional 10-year term. If we elect not to exercise the renewal option, we will be obligated to pay BLI $1.6 million. During each of the three-month periods ended March 31, 2018 and 2017, we paid approximately $174 thousand in parking lot rent payments.

A driveway (the “Driveway Project”) that is being shared between the Atlantis and the Shopping Center was completed and opened on September 30, 2004. The Shopping Center is controlled by BLI. As part of the Driveway Project, in January 2004, we leased (the “Driveway Lease”) approximately 37,400 square-foot corner section of the Shopping Center, for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to a cost of living increase on each five-year anniversary of the Driveway Lease. As of March 31, 2018, the annual rent is $377 thousand. In August 2015, we exercised our option to extend the lease for three individual five-year terms in addition to the 15-year initial term. At the end of the extension periods, we have the option to purchase the leased section of the Shopping Center. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million. We were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the 15-year expected economic useful life of the asset; some components of the new driveway were depreciated over a shorter period of time. During each of the three-month periods ended March 31, 2018 and 2017, we paid approximately $94 thousand in driveway rent payments.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Form 10-K. For a more extensive discussion of our accounting policies, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our 2017 Form 10-K filed with SEC on March 14, 2018.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of March 31, 2018 and the next five years and thereafter are as follows (in millions):

	Payments due by period (1)
		Less			Greater
		than 1	1 to 3	3 to 5	than 5
	Total	year	years	years	years
Operating Leases (2)	$26.1	$1.1	$2.2	$2.2	$20.6
Purchase Obligations (3)	15.3	10.6	2.2	1.5	1.0
Borrowings Under Amended Credit Facility (4)	26.2	—	—	26.2	—
Total Contractual Cash Obligations	$67.6	$11.7	$4.4	$29.9	$21.6

(1)

Because interest payments under our Amended Credit Facility are subject to factors that, in our judgment, vary materially, the amount of future interest payments is not presently determinable. These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the rate at which we deploy capital and other spending which, in turn, impacts the level of future borrowings. The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.50%, or the Prime Rate. The interest rate is adjusted quarterly based on our leverage ratio, which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter. Based on our leverage ratio, at March 31, 2018, pricing was LIBOR plus 1.00% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At March 31, 2018, the one-month LIBOR was 1.88%.

(2)	Operating leases include the Driveway Lease and the Parking Lot Lease.

(3)

Purchase obligations represent approximately $7.2 million of commitments related to capital projects and approximately $8.1 million of materials and supplies used in the normal operation of our business. Of the total purchase order and construction commitments, approximately $15.3 million are cancelable by us upon providing a 30-day notice.

(4)	The amount represents outstanding draws against the Amended Credit Facility as of March 31, 2018.

As described above under “CAPITAL SPENDING AND DEVELOPMENT”, we commenced the Monarch Black Hawk Expansion in the fourth quarter of 2013. While we have disclosed the estimated cost of that expansion, we have not yet entered into contracts for substantial portions of the work. For this reason, we have included in the table above only the amounts for which we have contractual commitments. At March 31, 2018, we estimate that the remaining cost to complete the Monarch Black Hawk Expansion is between $264 million and $269 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market conditions and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of March 31, 2018 that are subject to market risk. We do not enter into derivative financial instruments for trading or speculative purpose, nor have we experienced any losses to date on any derivative financial instruments due to counterparty credit risk.

In the normal course of business, we are exposed to risks associated with fluctuations in interest rates. As of March 31, 2018, we had $26.2 million of outstanding principal balance under our Amended Credit Facility that was subject to credit risk. A 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at March 31, 2018 would result in a change in our annual interest cost of approximately $0.3 million. See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the three month period ended March 31, 2018, we implemented certain controls related to the adoption of FASB ASC Topic 606, effective January 1, 2018. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of the controls implemented for FASB ASC Topic 606, there were no changes in our internal control over financial reporting during the three month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in Item 1A of our 2017 Form 10-K.

We encourage investors to review the risks and uncertainties relating to our business disclosed under the heading Risk Factors or otherwise in the 2017 Form 10-K, as well as those contained in Part I - Forward-Looking Statements thereof, as revised or supplemented by our Quarterly Reports filed with the SEC since the filing of the 2017 Form 10-K.

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

________________________________________________________________________________________________________________________________________________________________________________________________________________________

*   Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: May 9, 2018	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)