Form 10-Q
period 2018-06-30
MONARCH CASINO & RESORT INC
filed 2018-08-07
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value	17,884,653 shares
Class	Outstanding at August 3, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Casino	$31,142	$45,323	$61,087	$86,633
Food and beverage	17,541	15,562	34,479	31,052
Hotel	8,097	6,248	14,460	11,888
Other	3,129	3,070	6,151	5,848
Gross revenues	59,909	70,203	116,177	135,421
Less promotional allowances	—	(11,974)	—	(23,778)
Net revenues	59,909	58,229	116,177	111,643

Operating expenses
Casino	10,856	18,060	21,552	35,740
Food and beverage	13,196	6,510	26,290	12,762
Hotel	3,056	2,249	6,555	4,457
Other	1,565	1,022	3,110	2,007
Selling, general and administrative	16,152	15,080	31,337	29,719
Depreciation and amortization	3,738	3,769	7,430	7,675
Loss (gain) on disposition of assets	4	(14)	4	4
Total operating expenses	48,567	46,676	96,278	92,364
Income from operations	11,342	11,553	19,899	19,279

Other expenses
Interest expense, net of amounts capitalized	(42)	(206)	(122)	(478)
Total other expense	(42)	(206)	(122)	(478)

Income before income taxes	11,300	11,347	19,777	18,801
Provision for income taxes	(2,061)	(4,108)	(3,797)	(6,690)
Net income	$9,239	$7,239	$15,980	$12,111

Earnings per share of common stock
Net income
Basic	$0.52	$0.41	$0.90	$0.69
Diluted	$0.50	$0.40	$0.86	$0.67

Weighted average number of common shares and potential common shares outstanding
Basic	17,821	17,527	17,795	17,502
Diluted	18,569	18,208	18,556	18,114

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$27,133	$29,151
Receivables, net	5,003	6,925
Income taxes receivable	460	2,008
Inventories	3,300	3,335
Prepaid expenses	4,178	4,612
Total current assets	40,074	46,031
Property and equipment
Land	30,034	30,034
Land improvements	7,281	7,249
Buildings	193,286	193,286
Buildings improvements	25,461	24,745
Furniture and equipment	141,915	140,404
Construction in progress	101,370	48,834
Leasehold improvements	3,782	3,800
	503,129	448,352
Less accumulated depreciation and amortization	(204,447)	(197,638)
Net property and equipment	298,682	250,714
Other assets
Goodwill	25,111	25,111
Intangible assets, net	3,286	3,869
Deferred income taxes	3,544	3,544
Other assets, net	2,549	2,818
Total other assets	34,490	35,342
Total assets	$373,246	$332,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,411	$8,184
Construction accounts payable	19,385	5,823
Accrued expenses	28,872	25,406
Total current liabilities	55,668	39,413
Long-term debt	36,970	26,200
Total liabilities	92,638	65,613

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 17,874,653 outstanding at June 30, 2018; 17,759,446 outstanding at December 31, 2017	191	191
Additional paid-in capital	28,280	26,890
Treasury stock, 1,221,647 shares at June 30, 2018; 1,336,854 shares at December 31, 2017	(16,501)	(18,123)
Retained earnings	268,638	257,516
Total stockholders’ equity	280,608	266,474
Total liabilities and stockholders’ equity	$373,246	$332,087

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$15,980	$12,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,430	7,675
Amortization of deferred loan costs	269	269
Stock-based compensation	3,012	2,163
(Recoveries) Provision for bad debts	(19)	37
Loss on disposition of assets	4	4
Changes in operating assets and liabilities:
Receivables	1,941	928
Income taxes receivable	1,548	(1,235)
Inventories	35	(94)
Prepaid expenses	434	612
Accounts payable	(773)	(1,439)
Accrued expenses	(1,392)	(2,729)
Net cash provided by operating activities	28,469	18,302

Cash flows from investing activities:
Proceeds from sale of assets	—	86
Change in construction payable	13,562	(104)
Acquisition of property and equipment	(54,819)	(20,449)
Net cash used in investing activities	(41,257)	(20,467)

Cash flows from financing activities:
Net exercise of stock options	—	—
Excess tax benefit from stock-based compensation	—	—
Long-term debt borrowings	10,770	—
Net cash provided by financing activities	10,770	—

Net decrease in cash	(2,018)	(2,165)
Cash and cash equivalents at beginning of period	29,151	26,383
Cash and cash equivalents at end of period	$27,133	$24,218

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$—	$209
Cash paid for income taxes	$2,250	$7,925
Adjustment to beginning retained earnings for accounting changes in accordance with the new revenue recognition standard
Accrued expenses	4,858	—
Return of assets under capital lease:
Accounts payable	$—	$(105)
Accrued expenses	$—	$(13)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED JUNE  30, 2018

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Monarch Casino & Resort, Inc. was incorporated in 1993. Unless otherwise indicated, “Monarch” and the “Company” refer to Monarch Casino & Resort, Inc. and its subsidiaries. Monarch owns and operates the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and Monarch Casino Black Hawk, a casino in Black Hawk, Colorado. In addition, Monarch owns separate parcels of land located next to the Atlantis and a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Casino Black Hawk. Monarch also owns Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to extended licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

The accompanying unaudited condensed consolidated financial statements include the accounts of Monarch and its subsidiaries (the “Consolidated Financial Statements”). Intercompany balances and transactions are eliminated.

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Debt Issuance Costs:

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related debt agreement. Loan issuance costs are included in “Other assets, net” on the Company’s condensed consolidated balance sheets. As of June 30, 2018, loan issuance cost, net of amortization was $1.6 million.

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

NOTE 2. REVENUE RECOGNITION

On January 1, 2018, the Company adopted accounting standard update No. 2014-09 (“ASC 606”) and all the related amendments to all contracts (“new revenue standard”). The Company applied the modified retrospective method and recognized a  $4.86 million cumulative effect adjustment to the opening balance of retained earnings with the adoption of the new revenue standard. This adjustment exclusively related to the change in the accounting for the slot club liability from the immediate revenue/cost method to the deferred revenue method. Financial results for the three and six months ended June 30, 2017 have not been restated and are reported under the accounting standards in effect during that period.

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

 Prior to the adoption of the ASC 606, at the time points are earned, which occurs commensurate with casino patron play, we recognized a liability for points outstanding based on the average cost of the goods and services expected to be redeemed, with a corresponding increase in casino expenses. After the adoption of the ASC 606, at the time points are earned, we recognize deferred revenue at the standalone selling prices of the goods and services that the points are expected to be redeemed for, with a  corresponding decrease in gaming revenue. As of June 30, 2018 we had estimated the obligations related to the players’ club program at $9.0 million, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Condensed Consolidated Balance Sheet. Estimates and assumptions made regarding breakage rates and the combination of goods and services members will choose impacts the estimated SSP of the points. We use historical data to assist in the determination of estimated accruals. Changes in estimates or member redemption patterns could produce different results.

The majority of the Company’s revenue continues to be recognized when products are delivered or services are performed. For certain revenue transactions (when a patron uses a club loyalty card), a portion of the revenue is deferred until the points earned by the patron are redeemed or expire.

The new revenue standard also resulted in reclassifications to or from revenues, promotional allowances and operating expenses. Pursuant to the new Financial Accounting Standards Board (“FASB”) guidelines, food and beverage, hotel and other complimentaries are now valued at their retail price and included as revenues within their respective categories, with a corresponding decrease in gaming revenues, as the offsetting amount historically included in promotional allowances has been eliminated. In addition, the cost of providing these complimentary goods and services are now included as expenses within their respective categories, resulting in a corresponding decrease in casino expenses. While those changes have resulted in a $171 thousand and $316 thousand increase in net revenue for the three and six months ended June 30, 2018, respectively, the adoption of the new revenue standard had no impact on the net income.

 In accordance with the new revenue standard requirements, below is a disclosure of the impact of the adoption of ASC 606 on our consolidated income statement for the period ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Post ASC 606 Adoption	ASC 606 Changes	Pre ASC 606 Adoption	Post ASC 606 Adoption	ASC 606 Changes	Pre ASC 606 Adoption
Revenues
Casino	$31,142	$14,825	$45,967	$61,087	$28,586	$89,673	(a) (b) (c) (d)
Food and beverage	17,541	(1,363)	16,178	34,479	(2,816)	31,663	(a) (d) (e)
Hotel	8,097	(1,279)	6,818	14,460	(1,937)	12,523	(a) (f)
Other	3,129	20	3,149	6,151	44	6,195	(a) (d)
Gross revenues	59,909	12,203	72,112	116,177	23,877	140,054
Less promotional allowances	—	(12,374)	(12,374)	—	(24,193)	(24,193)	(a) (d)
Net revenues	59,909	(171)	59,738	116,177	(316)	115,861	(b) (c) (e) (f)
Operating Expenses
Casino	10,856	8,049	18,905	21,552	16,331	37,883	(b) (c) (g)
Food and beverage	13,196	(6,944)	6,252	26,290	(13,867)	12,423	(e) (g)
Hotel	3,056	(760)	2,296	6,555	(1,733)	4,822	(f) (g)
Other	1,565	(516)	1,049	3,110	(1,047)	2,063	(g)
Selling, general and administrative	16,152	—	16,152	31,337	—	31,337
Depreciation and amortization	3,738	—	3,738	7,430	—	7,430
Loss on disposition of assets	4	—	4	4	—	4
Total operating expenses	48,567	(171)	48,396	96,278	(316)	95,962

Net income	9,239	—	9,239	15,980	—	15,980
Basic	$0.52	$—	$0.52	$0.90	$—	$0.90
Diluted	$0.50	$—	$0.50	$0.86	$—	$0.86

(a)	Change as a result of reclassification of current period complimentaries at estimated retail price from promotional allowances to casino, food and beverage, hotel, spa and retail revenues.
(b)	Change as a result of reclassification of the earned and unused points during the period from casino expense to casino revenue.
(c)	Change as a result of reclassification of the wide area progressive system expense from casino revenue to casino expense.
(d)	Change as a result of the change of the casino floor bars menu prices and some retail outlets prices from discounted to retail price.
(e)	Change as a result of reclassification of the banquets service fees from food and beverage expense to food and beverage revenue.
(f)	Change as a result of reclassification of the groups rebate and commissions from hotel expense to hotel revenue.

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

For the three months ended June 30, 2018 and 2017, the effect of the adoption of ASU No. 2016-09 was a decrease of tax expense by $484 thousand and $277 thousand, respectively, resulting in an increase of basic and diluted earnings per share by approximately $0.03 and $0.01, respectively. For the six months ended June 30, 2018 and 2017, the effect of the adoption of ASU No. 2016-09 was a decrease of tax expense by $629 thousand and $341 thousand, respectively, resulting in an increase of basic and diluted earnings per share by approximately $0.03 and $0.02, respectively.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Casino	$43	$35	$81	$68
Food and beverage	36	30	74	63
Hotel	11	8	21	16
Selling, general and administrative	735	420	1,215	811
Total stock-based compensation, before taxes	825	493	1,391	958
Tax benefit	(173)	(173)	(292)	(335)
Total stock-based compensation, net of tax	$652	$320	$1,099	$623

Effective January 1, 2018, the Company adopted ASU 2017-09, which provides guidance about when changes to the terms or conditions of a share-based payment award must be accounted for as modifications and the disclosure required.

During the first six months of 2018, there were no changes to the terms and conditions of the share-based awards that required modification accounting or disclosure.

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

	Three months ended June 30,
	2018		2017
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	17,821	$0.52	17,527	$0.41
Effect of dilutive stock options	748	(0.02)	681	(0.01)
Diluted	18,569	$0.50	18,208	$0.40

	Six months ended June 30,
	2018		2017
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	17,795	$0.90	17,502	$0.69
Effect of dilutive stock options	761	(0.04)	612	(0.02)
Diluted	18,556	$0.86	18,114	$0.67

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended June 30, 2018 and 2017, options for approximately 441 thousand and 167 thousand shares, respectively, were excluded from the computation. For the six months ended June 30, 2018 and 2017, options for approximately 441 thousand and 494 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road, entered into a 20-year lease agreement with BLI for a portion of the Shopping Center, consisting of an approximate 46,000 square-foot commercial building on approximately 4.2 acres of land adjacent to the Atlantis (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The Company demolished the commercial building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand, commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional 10-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For each of the three-month periods ended June 30, 2018 and 2017, the Company paid $174 thousand in rent, plus $1 thousand and $1 thousand, respectively, in operating expenses relating to this lease. For each of the six-month periods ended June 30, 2018 and 2017, the Company paid $348 thousand in rent, plus $9 thousand and $8 thousand, respectively, in operating expenses relating to this lease.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses.  The annual rent of the Driveway Lease is subject to a cost of living adjustment increase on each five year anniversary of the Driveway Lease. The total cost of the improvements was $2.0 million of which $1.35 million was paid by the Company. The cost of the driveway improvements is being depreciated over the 15-year expected economic life of the asset; some components of the driveway were depreciated over a shorter period of time. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15 year term in the existing Driveway Lease agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For each of the three-month periods ended June 30, 2018 and 2017, the Company paid $94 thousand in rent, plus $4 thousand and $4 thousand, respectively, in operating expenses relating to this lease.  For each of the six-month periods ended June 30, 2018 and 2017, the Company paid $188 thousand in rent, plus $9 thousand and $11 thousand, respectively, in operating expenses relating to this lease.

We occasionally lease billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders and paid $35 thousand and $33 thousand, respectively, for the three-month periods ended June 30, 2018 and 2017, and $67 thousand and $60 thousand , respectively, for the six-month periods ended June 30, 2018 and 2017, for such leases.

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

As of June 30, 2018, we had borrowed $37.0 million of the principal under the Amended Credit Facility, and had a $0.6 million standby letter of credit and $212.4 million remaining in available borrowings under the $250.0 million Amended Credit Facility. As of June 30, 2018, there have been no withdrawals from the standby letter of credit.

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

In addition to other customary covenants for a facility of this nature, as of June 30, 2018, we are required to maintain a Total Leverage Ratio (Total Funded Debt divided by EBITDA, as defined in the Amended Credit Facility) of no more than 3.5:1 and a Fixed Charge Coverage Ratio (EBITDA divided by Fixed Charges, as defined in the Amended Credit Facility) of at least 1.15:1. As of June 30, 2018, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.6:1 and 45.8:1, respectively.

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

At June 30, 2018, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.00%. At June 30, 2018, the one-month LIBOR interest rate was 2.10%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

NOTE 8. TAXES

For the six months ended June 30, 2018 and 2017, the Company’s effective tax rate was 19.2% and 35.6%, respectively. The lower effective tax rate in the first six months of 2018 compared to the effective tax rate for the same period in 2017 is primarily attributable to the Tax Cuts and Jobs Act enacted on December 22, 2017, that reduced the U.S. federal corporate tax rate to a flat rate of 21%.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. During the first six months of 2018, The Company did not have any significant adjustments to the provisional amounts recorded during the year ended December 31, 2017, related to the re-measurement of certain deferred tax assets and liabilities. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, the Company may make adjustments to the provisional amounts. The accounting for the tax effects of the Tax Act will be completed later in 2018.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) regarding our expectations and beliefs concerning our Monarch Black Hawk Expansion, including the project scope and timing for completion, budget and costs, sources of financing and impact of the project; business prospects; business strategies and outlook; additional revenue opportunities as a result of project and budget modifications for our Monarch Black Hawk Expansion; positioning of our properties to benefit from future macro and local economic growth; capital requirements; anticipated sources of funds and adequacy of such funds to meet our debt obligations and capital requirements; financial condition, legal matters and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “will,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-Q, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

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
•

risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems and delays; shortages of materials or skilled labor; environmental, health and safety issues; and unanticipated cost increases);

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
•

risks, uncertainties and other factors described in “Item 1A - Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) and our other filings with the Securities and Exchange Commission.

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

OVERVIEW

Monarch was incorporated in the state of Nevada in 1993. We own and operate the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and Monarch Casino Black Hawk, a casino in Black Hawk, Colorado. In addition, we own separate parcels of land located next to the Atlantis and a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Casino Black Hawk. We also own Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to extended licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

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

Monarch Casino Black Hawk:  Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and laying the groundwork for a major expansion. There is currently no hotel on the property. In October 2012, we began a project to redesign and upgrade the existing Monarch Casino Black Hawk facility. In August 2015, we completed the redesign and upgrade of the existing Monarch Casino Black Hawk, bringing to the facility’s interior the same quality, ambiance and finishes of the ongoing master planned expansion that will transform Monarch Casino Black Hawk into a full-scale casino resort. In the fourth quarter of 2013, we began work on the Monarch Black Hawk Expansion. In November 2016, we completed the first phase, with the opening of our elegant nine-story parking facility with about 1,350 spaces for guest use. Construction of a new hotel tower and casino expansion on the site where the old parking structure was sitting is under way. (See CAPITAL SPENDING AND DEVELOPMENT – Monarch Black Hawk Expansion Plan). Once completed, the Monarch Black Hawk Expansion Plan will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars and associated support facilities. We currently expect to complete and open the substantial majority of the expansion in the second quarter of 2019 and complete remaining elements of the expansion in the following quarter.

RESULTS OF OPERATIONS

New Revenue Standard

On January 1, 2018, we adopted accounting standard update No. 2014-09 (“ASC 606”) and all the related amendments to all contracts (“new revenue standard”) and have applied the modified retrospective method. The new revenue standard resulted in reclassifications to or from revenues, promotional allowances and operating expenses. Pursuant to the new FASB guidelines, food and beverage, hotel and other complimentaries are now valued at their retail price and included as revenues within their respective categories, with a corresponding decrease in gaming revenues, as the offsetting amount historically included in promotional allowances has been eliminated. In addition, the cost of providing these complimentary goods and services are now included as expenses within their respective categories, resulting in a corresponding decrease in casino expenses. While those changes have resulted in a $171 thousand and $316 thousand increase in net revenues for the three and six months ended June 30, 2018, respectively, the adoption of the new revenue standard had no impact on the net income for these periods.  In addition, the revenues by categories and expense margins comparison for the three and six months periods ended June 30,  2018 are affected by the adoption of the ASC 606.  Financial results for the three months and six months ending June 30, 2017 have not been restated and, in the following discussion, are reported under the accounting standards in effect during that period. For more information on the impact of the new revenue standard, see Note 2 to the condensed consolidated financial statements.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2018 and 2017

For the three months ended June 30, 2018, our net income totaled $9.2 million, or $0.50 per diluted share, compared to net income of $7.2 million, or $0.40 per diluted share for the same period in 2017, reflecting a 27.6% increase in net income and a 25.0% increase in diluted earnings per share. Those results were impacted by the Tax Cuts and Jobs Act, which reduced the corporate income tax rate to 21%. Net revenues in the three months ended June 30,  2018,  totaled $59.9 million, an increase of $1.7 million, or 2.9%, compared to the three months ended June 30, 2017. Income from operations for the three months ended June 30, 2018 totaled $11.3 million compared to $11.6 million for the same period in 2017.

Casino revenue decreased 31.3% in the second quarter of 2018 compared to the second quarter of 2017,  due to the adoption of the new revenue standard, which resulted in a reduction of $14.8 million in casino revenues due to certain reclassifications. Under the prior revenue standard, casino revenue increased 1.4%. Casino revenue growth was suppressed by a low table games hold in the second quarter of 2018. Casino operating expense as a percentage of casino revenue decreased from 39.8% in the second quarter of 2017 to 34.9% in the same quarter of 2018 primarily due to the new revenue standard, partially offset by the low table games revenue and an increase in small equipment expense.

Food and beverage revenue for the second quarter of 2018 increased 12.7% over the second quarter of 2017, due to an 8.4% increase in food and beverage revenue per cover, partially driven by the effect of the change relating to recognizing revenue for beverage complimentaries at retail price. Food and beverage covers increased by 4.0% quarter over quarter. Food and beverage operating expense as a percentage of food and beverage revenue increased in the second quarter of 2018 to 75.2% compared to 41.8% for the same period in 2017 as a result of the adoption of the new revenue standard, partially offset by improvements in product cost.

Hotel revenue increased 29.6% in the second quarter of 2018 compared to the second quarter of 2017. Average daily room rate (“ADR”) of $108.73 in the second quarter of 2018 was $25.65 higher than the ADR of $83.08 in the second quarter of 2017 primarily due to changing the complimentaries ADR from a  discounted value in 2017 to the retail value in 2018. Hotel occupancy of 91.5% during the second quarter of 2018 was 3.3 percentage points higher compared to 88.2% during the second quarter of 2017. Revenue per Available Room (“REVPAR”), calculated by dividing total hotel revenue by total rooms available, was $107.98 and $83.32 for the three months ended June 30, 2018 and 2017, respectively. Hotel operating expense as a percentage of hotel revenue increased to 37.7% in the second quarter of 2018 compared to 36.0% for the comparable prior year period primarily as a result of the adoption of the new revenue standard, partially offset by the increase in hotel revenue.

Other revenue increased 1.9% in the second quarter of 2018 compared to the second quarter of 2017 driven primarily by increased spa, retail and arcade revenues.

As a result of the adoption of the new revenue standard discussed above, $12.4 million was eliminated from promotional allowances and reclassified to revenue categories in the second quarter of 2018. Promotional allowances as a percentage of gross revenues, under the prior revenue standard, increased to 17.2% during the second quarter of 2018 compared to 17.1% in the second quarter of 2017. This increase was primarily due to lower table games hold resulting in lower table games revenue.

Selling, general and administrative (“SG&A”) expense increased to $16.2 million in the second quarter of 2018 from $15.1 million in the second quarter of 2017 primarily due to a $0.6 million increase in salaries, wages and related benefits expense,  a  $0.2 million increase in legal expense, a  $0.2 million increase in repair and maintenance expense and a  $0.1 million increase in utilities. As a percentage of net revenue, SG&A expense increased to 27.0% in the second quarter of 2018 compared to 25.9% in the same period in 2017.

Depreciation and amortization expense decreased to $3.7 million for the three months ended June 30, 2018 as compared to $3.8 million for the three months ended June 30, 2017. The decrease is primarily the result of a decrease in depreciation expense at Monarch Casino Black Hawk due to five-year assets (i.e., assets that are depreciated over a five-year time period) having become fully depreciated.

Interest expense, net of amounts capitalized, decreased to $42.0 thousand in the second quarter of 2018 from $206.0 thousand in the second quarter of 2017 primarily due to higher interest, having been capitalized in the second quarter of  2018 compared to the interest capitalized in the same period in 2017.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2018 and 2017

For the six months ended June 30, 2018, our net income totaled $16.0 million, or $0.86 per diluted share, compared to net income of $12.1 million, or $0.67 per diluted share, for the same period in 2017, reflecting a 31.9% increase in net income and 28.4% increase in diluted earnings per share. Net revenues totaled $116.2 million in the six-month period of 2018, reflecting an increase of $4.5 million, or 4.1%, compared to the same period in 2017. Income from operations for the six months ended June 30,  2018 totaled $19.9 million compared to $19.3 million for the same period in 2017, representing an increase of $0.6 million or 3.2%.

Casino revenue decreased 29.5% in the first six months of 2018 compared to the first six months of 2017 due to the adoption of the new revenue standard, which resulted in a reduction of $28.6 million in casino revenues due to certain reclassifications. Under the prior revenue standard, casino revenue increased 3.5%. Casino operating expense as a percentage of casino revenue decreased to 35.3% in the first six months of 2018 compared to 41.3% in the first six months of 2017 due to the new revenue standard, partially offset by the low table games revenue and an increase in small equipment expense.

Food and beverage revenue for the first six months of 2018 increased 11.0% over the first six months of 2017 due to a 10.7% increase in average revenue per cover and a 0.3% increase in covers. Food and beverage operating expense as a percentage of food and beverage revenue increased in the first six months of 2018 to 76.2% compared to 41.1% for the same period in the prior year. This increase was primarily the result of the adoption of the new revenue standard, partially offset by improvements in product cost.

Hotel revenue increased 21.6% due to an increase in occupancy to 88.5% during the first six months of 2018 compared to 87.8% during the first six months of 2017 combined with an increase in ADR to $100.57 in the first six months of 2018 compared to $80.67 in the first six months of 2017.  The increase in ADR is primarily due to changing the complimentaries ADR from a discounted value in 2017 to the retail value in 2018.  REVPAR was $96.95 and $79.71 for the six months ended June 30,  2018 and 2017, respectively. Hotel operating expense as a percentage of hotel revenue increased to 45.3% in the first six months of 2018 as compared to 37.5% for the comparable prior year period as a result of the adoption of the new revenue standard, partially offset by the increase in hotel revenue.

Other revenue increased 5.2% in the first six months of 2018 compared to the first six months of 2017 driven primarily by increased spa, arcade and retail revenues.

As a result of the adoption of the new revenue standard discussed above, $24.2 million was eliminated from promotional allowances and reclassified to revenue categories in the first six months of 2018. Promotional allowances as a percentage of gross revenues, under the prior revenue standard, decreased to 17.3% during the first six months of 2018 compared to 17.6% in the second quarter of 2017. This decrease was primarily due to higher revenues and increased profitability of our promotional programs.

SG&A expense increased by $1.6 million to $31.3 million in the first six months of 2018 primarily due to: (i) a $1.0 million increase in salaries, wages and employee benefit expenses; (ii) a $0.3 million increase in utility expense; (iii) a  $0.2 increase in legal expense; and (iv) a  $0.1 million higher repair and maintenance expense. As a percentage of net revenue, SG&A expense increased to 27.0% in the first six months of 2018 from 26.6% in the first six months of 2017.

Depreciation and amortization expense decreased to $7.4 million for the six months ended June 30,  2018 as compared to $7.7 million for the six months ended June 30,  2017 primarily as a result of the decrease in depreciation expense at Monarch Casino Black Hawk due to five-year assets (i.e., assets that are depreciated over a five-year time period) having become fully depreciated.

Interest expense, net of amounts capitalized decreased to $122.0 thousand in the first six months of 2018 from $478.0 thousand in the first six months of 2017 primarily as a result of an increase in capitalized interest year over year.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Cash paid for capital expenditures for the six-month periods ended June 30, 2018 and 2017 totaled approximately $28.5 million and $20.6 million, respectively. During the six-month period ended June 30, 2018, our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Casino Black Hawk and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Casino Black Hawk. The capital expenditures were funded from operating cash flows and the Amended Credit facility. During the six-month period ended June 30,  2017, our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Casino Black Hawk, the acquisition of a parcel of land with an industrial warehouse in proximity to the Monarch Casino Black Hawk, the re-carpeting of the entire casino floor at Atlantis, as well as acquisition of gaming and other equipment to upgrade and replace existing equipment at the Atlantis and Monarch Casino Black Hawk.

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

During the first six months of 2018, we completed certain modifications to the Monarch Casino Black Hawk construction project scope which, we believe, will provide additional revenue opportunities for our expanded resort, including enlarging the casino floor and associated amenities by approximately 6,500 square feet. In addition, we made adjustments to the budget for the rise in construction costs and furniture, fixtures and equipment costs. Accordingly, we increased our budget for the completion of the Monarch Casino Black Hawk hotel tower and casino expansion to approximately $264 to $269 million.

We currently expect to complete and open the substantial majority of the expansion in the second quarter of 2019 and complete remaining elements of the expansion in the following quarter. We expect to finance the cost through a combination of operating cash flow and the Amended Credit Facility. We can provide no assurance that any project will be completed on schedule, if at all, or within established budgets, or that any project will result in increased earnings to us.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our credit facilities.

For the six months ended June 30,  2018, net cash provided by operating activities totaled $28.5 million, an increase of $10.2 million, or 55.6% compared to the same period in the prior year. This increase was primarily the result of an increase in net income and a decrease in working capital, offset by a decrease in depreciation and amortization. The net cash provided by operating activities was also positively affected by the change in the accounting for the slot club liability from the immediate revenue/cost method to the deferred revenue method in relation to the adoption of the ASC 606.

Net cash used in investing activities totaled $41.3 million and $20.5 million during the six months ended June 30, 2018 and 2017, respectively. Net cash used in investing activities during the first six months of 2018 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk and for acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first six months of 2017 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk,  the acquisition of a parcel of land with an industrial warehouse in proximity to the Monarch Casino Black Hawk,  the re-carpeting of the entire casino floor at Atlantis, and for acquisition of gaming and other equipment at both properties.

In the first six months of 2018 we borrowed $10.8 million against the Amended Credit Facility, which was used to fund the Monarch Casino Black Hawk expansion. There were no financing activities during the first six months of 2017.

Amended Credit Facility

Under the Amended Credit Facility, our available borrowing capacity is $250.0 million with a maturity date of July 20, 2021. We anticipate that the proceeds from the Amended Credit Facility will be used to partially fund the Monarch Black Hawk Expansion Plan, for ongoing capital expenditure, for working capital needs and general corporate purposes and requirements.

As of June 30, 2018, we had borrowed $37.0 million of the principal under the Amended Credit Facility, and had a $0.6 million standby letter of credit and $212.4 million remaining in available borrowings under the $250.0 million Amended Credit Facility. As of June 30,  2018, there have been no withdrawals from the standby letter of credit.

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

In addition to other customary covenants for a facility of this nature, as of June 30, 2018, we are required to maintain a Total Leverage Ratio  (Total Funded Debt divided by EBITDA, as defined in the Amended Credit Facility) of no more than 3.5:1 and a Fixed Charge Coverage Ratio (EBITDA divided by fixed charges, as defined in the Amended Credit Facility) of at least 1.15:1. As of June 30, 2018, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.6:1 and 45.8:1, respectively.

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

At June 30, 2018, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.00%. At June 30, 2018, the one-month LIBOR interest rate was 2.10%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

In response to customer demand for more convenient surface parking at the Atlantis, and after detailed analysis, on August 28, 2015, the Company, through its subsidiary Golden Road, entered into a 20-year lease (the “Parking Lot Lease”) with BLI with respect to a portion of the Shopping Center. This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis (the “Leased Property”). The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. We demolished the commercial building on the Leased Property and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, we are responsible for payment of property taxes, utilities and maintenance expenses related to the Leased Property. We have an option to renew the Parking Lot Lease for an additional 10-year term. If we elect not to exercise the renewal option, we will be obligated to pay BLI $1.6 million. During each of the three-month periods ended June 30, 2018 and 2017, we paid approximately $174 thousand in parking lot rent payments. During each of the six-month periods ended June 30,  2018 and 2017, we paid approximately $348 thousand in parking lot rent payments.

A driveway (the “Driveway Project”) that is being shared between the Atlantis and the Shopping Center was completed and opened on September 30, 2004. The Shopping Center is controlled by BLI. As part of the Driveway Project, in January 2004, we leased (the “Driveway Lease”) an approximately 37,400 square-foot corner section of the Shopping Center, for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to a cost of living increase on each five-year anniversary of the Driveway Lease. As of June 30, 2018, the annual rent is $377 thousand. In August 2015, we exercised our option to extend the lease for three individual five-year terms in addition to the 15-year initial term. At the end of the extension periods, we have the option to purchase the leased section of the Shopping Center. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million. We were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the 15-year expected economic useful life of the asset; some components of the new driveway were depreciated over a shorter period of time. During each of the three-month periods ended June 30, 2018 and 2017, we paid approximately $94 thousand in driveway rent payments. During each of the six-month periods ended June 30,  2018 and 2017, we paid approximately $188 thousand in driveway rent payments.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2018 and the next five years and thereafter are as follows (in millions):

	Payments due by period (1)
		Less			Greater
		than 1	1 to 3	3 to 5	than 5
	Total	year	years	years	years
Operating Leases (2)	$25.8	$1.1	$2.2	$2.2	$20.3
Purchase Obligations (3)	19.3	15.5	2.8	1.0	—
Borrowings Under Amended Credit Facility (4)	37.0	—	—	37.0	—
Total Contractual Obligations	$82.1	$16.6	$5.0	$40.2	$20.3

(1)

Because interest payments under our Amended Credit Facility are subject to factors that, in our judgment, vary materially, the amount of future interest payments is not presently determinable. These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the rate at which we deploy capital and other spending which, in turn, impacts the level of future borrowings. The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.50%, or the Prime Rate. The interest rate is adjusted quarterly based on our leverage ratio, which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter. Based on our leverage ratio, at June 30, 2018, pricing was LIBOR plus 1.00% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At June 30, 2018, the one-month LIBOR was 2.10%.

(2)	Operating leases include the Driveway Lease and the Parking Lot Lease.

(3)

Purchase obligations represent approximately $11.3 million of commitments related to capital projects and approximately $8.0 million of materials and supplies used in the normal operation of our business. Of the total purchase order and construction commitments, approximately $19.3 million are cancelable by us upon providing a 30-day notice.

(4)	The amount represents outstanding draws against the Amended Credit Facility as of June 30, 2018.

As described above under “CAPITAL  SPENDING AND  DEVELOPMENT”, we commenced the Monarch Black Hawk Expansion Plan in the fourth quarter of 2013. While we have disclosed the estimated cost of that expansion, we have not yet entered into contracts for substantial portions of the work. For this reason, we have included in the table above only the amounts for which we have contractual commitments. At June 30,  2018, we estimate that the remaining cost to complete the Monarch Black Hawk Expansion is between $206 million and $213 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market conditions and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not have any cash or cash equivalents as of June 30, 2018 that are subject to market risk. We do not enter into derivative financial instruments for trading or speculative purpose, nor have we experienced any losses to date on any derivative financial instruments due to counterparty credit risk.

In the normal course of business, we are exposed to risks associated with fluctuations in interest rates. As of June 30, 2018, we had $37.0 million of outstanding principal balance under our Amended Credit Facility that was subject to credit risk. A 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at June 30, 2018 would result in a change in our annual interest cost of approximately $0.4 million. See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the six month period ended June  30, 2018, we implemented certain controls related to the adoption of FASB ASC Topic 606, effective January 1, 2018. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of the controls implemented for FASB ASC Topic 606, there were no changes in our internal control over financial reporting during the six month period ended June  30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: August 7, 2018	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Chief Accounting Officer and Duly Authorized Officer)