Form 10-K
period 2018-12-31
MONARCH CASINO & RESORT INC
filed 2019-03-14
CIK 907242

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 29, 2018, based on the closing price as reported on The Nasdaq Stock Market (SM) of $44.05 per share, was approximately $600.4 million.

As of March 8, 2019, Registrant had 17,949,886 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2019 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) regarding our expectations and beliefs concerning the timing for completion, cost, financing and impact of our Monarch Black Hawk Expansion; additional revenue opportunities as a result of project and budget modifications for our Monarch Black Hawk Expansion; additional capital projects; future expansion and acquisition opportunities; positioning of our properties to benefit from future macro and local economic growth; business prospects; business strategies and outlook; competitive advantages and sources of competition; marketing strategy; approvals and licensing requirements; employee relations; capital requirements; anticipated source of funds and adequacy of such funds to meet our debt obligations and capital requirements; financial condition, legal matters and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-K, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

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

•

we have not yet entered into a guaranteed maximum price (“GMP”) amendment to the construction contract with our Monarch Casino Black Hawk general contractor and negotiation of the GMP may involve disagreements between the parties, including potential disagreements over costs of and responsibility for delays and other construction related matters;

•	components of our Monarch Casino Black Hawk construction project will be outside the scope of any GMP amendment to the construction contract;
•	our ability to generate sufficient operating cash flow to help finance our expansion plans;
•	our ability to effectively manage expenses to optimize its margins and operating results;
•	guest acceptance of our expanded facilities once completed and the resulting impact on our market position, growth and future financial results;
•	risks related to our present indebtedness and future borrowings;
•	adverse trends in the gaming industries;
•	changes in patron demographics;
•

general market and economic conditions, including but not limited to, the effects of local and national economic, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;

•	access to capital and credit, including our ability to finance future business requirements;
•	our ability to meet our debt obligations;

•	our ability to generate sufficient operating cash flow to help finance our expansion plans and fund working capital;
•	the impact of rising interest rates and our ability to refinance debt as it matures at commercially reasonable rates or at all;
•	our ability to continue to comply with the covenants and terms of our credit instruments;
•	ability of large stockholders to influence our affairs;
•	our dependence on key personnel;
•	the availability of adequate levels of insurance;
•	changes in federal, state, and local laws and regulations, including environmental and gaming licenses or legislation and regulations;
•	ability to obtain and maintain gaming and other governmental licenses and regulatory approvals;
•	any violations by us of the anti-money laundering laws;
•	cybersecurity risks, including misappropriation of customer information or other breaches of information security;
•	impact of natural disasters, severe weather, terrorist activity and similar events;
•	competitive environment, including increased competition in our target market areas;
•	increases in the effective rate of taxation at any of our properties or at the corporate level;
•	our ability to successfully estimate the impact of accounting, tax and legal matters; and
•	risks, uncertainties and other factors described from time to time in this and our other Securities and Exchange Commission (“SEC” or “Commission”) filings and reports.

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

ITEM 1. BUSINESS

Monarch Casino & Resort, Inc. was incorporated in Nevada in 1993 and, along with its consolidated subsidiaries, is referred to collectively in this Annual Report on Form 10-K as “Monarch,” “we,” “our,” and “us,”. Monarch owns and operates the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and Monarch Casino Black Hawk, a casino in Black Hawk, Colorado. In addition, we own separate parcels of land located next to the Atlantis and a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Casino Black Hawk. We also own Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and, at the Atlantis, our hotel operations. We focus on delivering exceptional service and value to our guests. Our hands-on management style focuses on customer service and cost efficiencies.

The Atlantis Casino Resort Spa

The Atlantis is located approximately three miles south of downtown in the generally more affluent area of Reno, Nevada. The Atlantis features approximately 61,000 square feet of casino space; 824 guest rooms and suites; eight food outlets; two espresso and pastry bars; a 30,000 square foot health spa and salon with an enclosed year-round pool; two retail outlets offering clothing and traditional gift shop merchandise; an 8,000 square-foot family entertainment center; and approximately 52,000 square feet of banquet, convention and meeting room space. The casino features approximately 1,412 slot and video poker machines; approximately 37 table games, including blackjack, craps, roulette, and others; a race and sports book; a 24-hour live keno lounge; and a poker room.

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

The average occupancy rate, average daily room rate (“ADR”) and revenue per available room (“REVPAR”), calculated by dividing total hotel revenue by total rooms available, at the Atlantis for the following periods were:

	Year Ended December 31,
	2018	2017	2016
Occupancy rate	89.3%	89.4%	88.2%
ADR	$104.61	$81.46	$79.52
REVPAR	$101.40	$82.40	$77.50

We continually monitor and adjust hotel room rates based upon demand and other competitive factors.

Restaurants and Dining. The Atlantis has eight restaurants, two gourmet coffee bars and one snack bar as described below:

•

The 475-seat, Toucan Charlie’s Buffet & Grill, which offers a wide variety of food selections from around the globe including a carving station, live action Pho and Mongolian Bar-b-que, made-to-order salads, artisan charcuterie with a variety of imported and domestic cheeses, and an expansive array of desserts from our in-house bakery including house made gelato;

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

Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and laying the groundwork for the major expansion. There is currently no hotel on the property.  In August 2015, we completed the redesign and upgrade of the existing Monarch Casino Black Hawk, bringing to the facility’s interior the same quality, ambiance and finishes of the ongoing master planned expansion that will transform Monarch Casino Black Hawk into a full-scale casino resort. In the fourth quarter of 2013, we began work on a multi-phased expansion of the Monarch Casino Black Hawk, which we refer to herein as the “Monarch Black Hawk Expansion Plan.” The first phase of the Monarch Black Hawk Expansion Plan was completed with the opening in November 2016 of our nine-story parking facility with about 1,350 spaces. Construction of a new hotel tower and casino expansion on the old parking structure site is under way (see CAPITAL SPENDING AND DEVELOPMENT – Monarch Black Hawk Expansion Plan). Once completed, the Monarch Black Hawk Expansion Plan will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars and associated support facilities. We currently expect the new expanded casino, hotel tower, restaurants and retail areas to be completed in the third quarter of 2019 and the upgraded amenities in the existing casino to be completed in the fourth quarter of 2019.

Our Monarch Black Hawk Expansion Plan is more fully discussed in the CAPITAL SPENDING AND DEVELOPMENT section.

Acquisition, Improvements and Additional Expansion Potential

We seek to identify and evaluate strategic expansion and acquisition opportunities through market and detailed financial analyses. We develop overall master plans and then aim to execute each phase of the master plan after re-evaluation of the current market conditions and comparison against other capital investment opportunities.

We have continuously invested in upgrading our facilities. Capital expenditures were $125.7 million in 2018, $46.8 million in 2017 and $24.9 million in 2016. During 2018, 2017 and 2016, capital expenditures related primarily to the redesign and upgrade of the existing Monarch Casino Black Hawk, the Monarch Black Hawk Expansion Plan, the acquisition of a parcel of land with an industrial warehouse in proximity to the Monarch Casino Black Hawk, the major redesign and upgrade of the Toucan Charlie’s Buffet at Atlantis and the acquisition of gaming equipment to upgrade and replace existing equipment at both of our properties.

We have two potential options for expansion at our Atlantis property. First, we could further expand our existing hotel and casino, thereby providing more hotel rooms, casino floor space, restaurants and other amenities. Second, we could develop the 16-acre parcel of land that we own across South Virginia Street from the Atlantis. This site is connected to the Atlantis by the Sky Terrace and is currently used for surface parking and special events related to the Atlantis. Our 16-acre parcel of land meets all current Reno zoning requirements in the event we decide to build another resort casino or entertainment facility. We also own additional land adjacent to our two large sites that would facilitate expansion opportunities through administrative and other non-operational uses.

On August 28, 2015, we entered into a 20-year lease (the “Parking Lot Lease”) with Biggest Little Investments, L.P. with respect to a portion of the shopping center adjacent to the Atlantis property (the “Shopping Center”). The Parking Lot Lease covering  approximately 4.2 acres is used for approximately 300 additional convenient surface parking spaces for Atlantis guests.

Marketing Strategy

Reno/Sparks.  Our marketing efforts are directed toward three broad consumer groups: leisure travelers, conventioneers and northern Nevada local residents.

The Reno/Sparks region is a major gaming and leisure destination with aggregate gaming revenues of approximately $772 million (as reported by the Nevada Gaming Control Board for the twelve months ended December 31, 2018).

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

Leisure Travelers:  The Reno/Tahoe region is a popular gaming and vacation destination. The principal segments of Reno’s leisure traveler market are independent travelers, package tour and travel guests, guests we reach through the internet-based marketing and high-end players. We attempt to maximize our gaming revenues and hotel occupancy through a balanced marketing approach that addresses each market segment.

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

We market to high-end players selectively through direct marketing and hosts. We utilize complimentary rooms, food and beverage, special events and the extension of gaming credit to attract and maintain patronage from high-end players.

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

Our players’ club, “Club Paradise,” allows our guests to be eligible to receive rewards and privileges based on the amount of their gaming play and non-gaming spend, while allowing us to track play patterns through a computerized system. We use this information to determine appropriate levels of complimentary awards and to guide our direct marketing efforts. We believe that Club Paradise significantly enhances our ability to build guest loyalty and generate repeat guest visits.

Northern Nevada Residents:  We market to northern Nevada residents on the basis of the Atlantis’ location and accessibility, convenient surface parking, gaming values, ambiance, friendly efficient service, quality and relative value of food and beverage offerings.

Black Hawk.   Our marketing efforts are directed toward patrons from the Denver metropolitan area and Colorado mountain areas. Black Hawk is approximately 40 miles west of Denver.

Our Monarch Casino Black Hawk revenues and operating income are principally dependent on the level of gaming activity in the Black Hawk market. Our predominant marketing goal is to provide a desired mix of high quality gaming products in an attractive setting while providing superior food and beverage offerings. As we transform the property into a luxurious full-scale resort destination, we will expand our marketing and broaden our targeted segments.

Competition

Reno/Sparks.  Gaming competition in the Reno area is intense. Based on information obtained from the December 31, 2018 Gaming Revenue Report published by the Nevada Gaming Control Board, there are approximately 15 casinos in the Reno-Sparks area which each generated more than $12.0 million in annual gaming revenues.

We believe that the Atlantis’ primary competition for leisure travelers comes from other large-scale casinos that offer amenities that appeal to middle to upper-middle income guests. We compete for leisure travelers on the basis of the desirability of our location, the quality and ambiance of the Atlantis facility, friendly and efficient service, the quality and relative value of our rooms, food and beverage offerings, entertainment offerings, promotions and gaming values. We believe that our location away from downtown Reno is appealing to first-time and more affluent guests.

We believe that the Atlantis’ primary competition for conventioneers comes from other large-scale hotel casinos in the Reno area that actively target the convention market segment, and from other cities in the western United States with large convention facilities and substantial hotel capacity, including Las Vegas. We compete for conventioneers based on the desirability of our location, the quality and ambiance of the Atlantis facility, meeting and banquet rooms designed to appeal to conventions and groups, friendly and efficient service, and the quality and relative value of our rooms and food and beverage offerings. We believe that the Atlantis’ proximity to the Reno-Sparks Convention Center, and the enclosed pedestrian sky bridge that connects the Atlantis directly with the Reno-Sparks Convention Center facilities, afford us a distinct competitive advantage in attracting conventioneers.

We believe that the Atlantis’ competition for local guests comes primarily from other large-scale casinos located outside of downtown Reno that offer amenities that appeal to middle to upper-middle income guests, and secondarily with those casinos located in downtown Reno that offer similar amenities. We compete for local guests primarily on the basis of the desirability of our location, the quality and ambiance of the Atlantis facility, friendly and efficient service, the quality and relative value of our food and beverage offerings, entertainment offerings, promotions and gaming values. We believe the Atlantis’ proximity to residential areas in south Reno and its abundant surface parking provide us an advantage over the casinos located in downtown Reno in attracting local guests.

The Atlantis also competes for gaming guests with hotel casino operations located in other parts of Nevada, especially Las Vegas and Lake Tahoe, and with hotel casinos located elsewhere throughout the United States and the World. Major Native American owned facilities in central and northern California have been very successful, adversely impacting many hotel casinos in Reno. We believe that the Atlantis also competes to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors and other forms of legalized gaming, particularly in northern California and the Pacific Northwest. We believe our numerous amenities, such as a wide array of restaurants, banquet facilities, spa and surface parking are key advantages in our ability to attract local guests that competitor facilities cannot easily match without significant capital expenditures.

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

Black Hawk.  There is strong competition in the concentrated Black Hawk/Central City area gaming market including approximately 21 casinos, which generated approximately $702 million in gaming revenues for the twelve months ended December 31, 2018 according to the Colorado Division of Gaming.

The Black Hawk and Central City gaming market is geographically isolated. The only other non-tribal gaming market is Cripple Creek, seventy-five miles away. There are two federally recognized tribes in southwest Colorado, both with gaming facilities, and both more than 350 miles from Denver. There have been proposals for the development of Native American racetrack and video lottery terminal casinos throughout the state over the years. None of the proposals has been adopted by the state’s electorate or by the legislature. Should any form of additional gaming be authorized in the Denver metropolitan area, the Black Hawk and Central City market would be adversely affected.

We believe that the Monarch Casino Black Hawk’s primary competition for visitors comes from larger-scale casinos in the market which offer amenities that appeal to the guests’ entire vacation experience including hotel, broader dining choices, as well as other amenities. We compete for patrons on the basis of the desirability of our location, which is the first casino encountered when entering the area on the main thoroughfare, as well as the attractive setting, friendly and efficient service, quality and relative value of our food and beverage offerings, promotions and gaming values.

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

The Nevada Act requires any person who acquires more than 5% of Monarch’s voting securities to report the acquisition to the Nevada Gaming Commission. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Gaming Commission for a finding of suitability. The Nevada Gaming Commission may also, in its discretion, require any other holders of our debt or equity securities to file applications to be found suitable to own the debt or equity securities. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

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

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the Nevada Gaming Control Board may be found unsuitable.

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

The City of Black Hawk also assesses monthly device fees that are based on the number of gaming devices operated. These consist of an $87.50 fee per slot device, $350.00 per table device, and a transportation fee of $3.39 for each slot and table device.

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

Under Rule 4.5, gaming licensees, affiliated companies and controlling persons commencing a public offering of voting securities must notify the Colorado Commission no later than 10 business days after the initial filing of a registration statement with the SEC. Licensed publicly traded corporations are also required to send proxy statements to the Division of Gaming within five days after their distribution. Licensees to whom Rule 4.5 applies must include in their charter documents provisions that restrict the rights of the licensees to issue voting interests or securities except in accordance with the Colorado Act and the Colorado Regulations; limit the rights of persons to transfer voting interests or securities of licensees except in accordance with the Colorado Act and the Colorado Regulations; and provide that holders of voting interests or securities of licensees found unsuitable by the Colorado Commission may, within 60 days of such finding of unsuitability, be required to sell their interests or securities back to the issuer at the lesser of the cash equivalent of the holders’ investment or the market price as of the date of the finding of unsuitability. Alternatively, the holders may, within 60 days after the finding of unsuitability, transfer the voting interests or securities to a suitable person, as determined by the Colorado Commission. Until the voting interests or securities are held by suitable persons, the issuer may not pay dividends or interest, the securities may not be voted and may not be included in the voting or securities of the issuer, and the issuer may not pay any remuneration in any form to the holders of the securities.

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

Employees

As of February 20, 2019, we had approximately 2,200 employees. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

Available Information

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

For example, following the recession that began in 2007, we experienced one of the toughest economic periods in Nevada history. The housing crisis and economic slowdown in the United States resulted in a significant decline in the amount of tourism and spending in Reno. While the economy has improved significantly since the end of the recent economic recession, our business continues to be impacted from changes in consumer spending habits due to the recession. If customers spend less per visit or customers prefer non-gaming amenities of our competitors, and we are unable to increase total visitation, our business may be adversely affected. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, an economic downturn will further adversely affect our results of operations and financial condition.

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

CERTAIN OF OUR STOCKHOLDERS OWN LARGE INTERESTS IN OUR CAPITAL STOCK AND MAY SIGNIFICANTLY INFLUENCE OUR AFFAIRS

John Farahi and Bob Farahi, our officers and directors, together with their brother Ben Farahi, beneficially own in the aggregate approximately 35% of our outstanding shares of common stock, inclusive of options held by them which are exercisable within 60 days. As such, members of the Farahi family, if voting together, have the ability to significantly influence our affairs, including the election of members of the board of directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL

Our ability to make payments on and to refinance our indebtedness and to fund future capital expenditures and expansion efforts will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. It is possible that our business will generate insufficient cash flows from operations, or that future borrowings will not be available to us under our amended and restated credit facility agreement, dated July 20, 2016 (the “Amended Credit Facility”), in amounts sufficient to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all.

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

OUR VARIABLE RATE INDEBTEDNESS SUBJECTS US TO INTEREST RATE RISK, WHICH COULD CAUSE OUR DEBT SERVICE OBLIGATIONS TO INCREASE SIGNIFICANTLY

An increase in market interest rates would increase our interest expense arising on our indebtedness. The interest rate under our Amended Credit Facility is a base rate plus a margin ranging from 0.00% to 1.50%, the Prime Rate or LIBOR plus a margin ranging from 1.00% to 2.50%. As a result, we are exposed to interest rate risk. Interest rates, including LIBOR, have recently increased and are expected to continue to increase in future periods. If interest rates continue to increase, our debt service obligations under the Amended Credit Facility will increase even when the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, on July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced its intention to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, we may need to renegotiate our debt agreements. This could have an adverse effect on our financing costs.

INTENSE COMPETITION EXISTS IN THE GAMING INDUSTRY, AND WE EXPECT COMPETITION TO CONTINUE TO INTENSIFY

The gaming industry is highly competitive for both customers and employees, including those at the management level. We compete with numerous casinos and hotel-casinos of varying quality and size in our markets. We also compete with other non-gaming resorts and vacation destinations, and with various other casino and other entertainment businesses, and could compete with any new forms of gaming, including internet gaming, that has been or may be legalized in the future. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. We compete directly with other casino facilities operating in the immediate and surrounding market areas in which we operate. In some markets, we face competition from nearby markets in addition to direct competition within our market areas. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, athletic events, television, movies, concerts, and travel.

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

Management of new properties, especially in new geographic areas, may require that we increase our management resources. Our ability to achieve our objectives in connection with an acquisition may be highly dependent on, among other things, our ability to retain or train capable executives. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions. We also cannot assure you that the acquired business will generate returns consistent with our expectations. These risks may result in an adverse effect on our results of operations or financial condition or result in costs that outweigh the financial benefit of such opportunities. Furthermore, investments in our growth strategy may result in us incurring substantial additional indebtedness and other expenses or consummating potentially dilutive issuances of equity securities to fund the required capital investment. This could adversely affect the market price of our common stock, otherwise restrict our operations and adversely impact our financial condition.

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

We have not yet entered into a guaranteed maximum price (“GMP”) amendment to the construction contract with our Monarch Casino Black Hawk Expansion general contractor and negotiation of the GMP may involve disagreements between the parties, including potential disagreements over costs of and responsibility for delays and other construction related matters.

In addition, our current and future projects could also experience:

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

OUR CAPITAL EXPENDITURES MAY NOT RESULT IN THE EXPECTED IMPROVEMENTS IN OUR BUSINESS OR FINANCIAL RESULTS

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

OUR EXPANSION AND RENOVATION ACTIVITIES MAY DISRUPT OUR OPERATIONS

Although we plan our expansion and renovation projects to minimize disruption of our existing business operations, these projects require, from time to time, all or portions of affected existing operations to be closed or disrupted. Any significant disruption in operations of a property could have a significant adverse effect on our business, financial condition and results of operations.

IF WE ARE UNABLE TO OBTAIN FINANCING FOR OUR EXPANSION AND RENOVATION PROJECTS AND OTHER CAPITAL EXPENDITURES, SUCH PROJECTS WILL BE JEOPARDIZED

We intend to finance our future expansion and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations and borrowings under our Amended Credit Facility. If we are unable to finance our future expansion and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion and renovation projects as well as other capital expenditures, selling assets, restructuring debt, considering obtaining equity financing or joint venture partners, or modifying our Amended Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.

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

•	increases in costs of labor;
•	expenditures for repairs, maintenance, and to replace equipment necessary to operate our business;
•	our reliance on slot play revenues and any additional costs imposed on us from vendors;
•	availability and cost of the products and services we provide our customers, including food, beverages, retail items, entertainment, hotel rooms and spa;
•	availability and costs associated with insurance; and
•	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our cost structure.

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

OUR GAMING OPERATIONS RELY HEAVILY ON TECHNOLOGY SERVICES AND AN UNINTERRUPTED SUPPLY OF ELECTRICAL POWER

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

IF GAMING TAXES AND FEES INCREASE, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED

The federal government has, from time to time, considered a federal tax on casino revenues and may consider such a tax in the future. State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, an economic downturn could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes or other fees. If the state and/or local governments where our properties are located were to increase gaming taxes and fees, our results of operations could be adversely affected.

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

WE FACE THE RISK OF FRAUD AND CHEATING

Our gaming customers may attempt or commit fraud or cheat in order to increase winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Failure to discover such acts or schemes in a timely manner could result in losses in our gaming operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and cash flows.

OUR COMMON STOCK PRICE MAY FLUCTUATE SUBSTANTIALLY, AND A STOCKHOLDER’S INVESTMENT COULD DECLINE IN VALUE

The market price of our common stock may fluctuate substantially due to many factors, such as those described in the Risk Factors described herein and others, including:

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

Black Hawk, Colorado Properties:

(a) An approximate 1.6-acre site on which the Monarch Casino Black Hawk is situated including the casino and construction site where the Monarch Casino Black Hawk expansion is under way.

(b) An approximate 1.8-acre site contiguous to the Monarch Casino Black Hawk on which the newly built 9-story parking structure is situated.

(c) An approximate 9.0-acre parcel of land with an industrial building, located between Denver and Monarch Casino Black Hawk, in Clear Creeks County, Colorado, which is used as a warehouse.

Our Amended Credit Facility is secured by liens on substantially all of our real and personal property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock trades on The Nasdaq Stock Market under the symbol MCRI.

Stockholders. As of March 4, 2019, there were approximately 61 holders of record of our common stock, and approximately 3,520 beneficial stockholders.

Dividends. We have never paid dividends. We intend to retain earnings and use free cash flow to finance our operating activities, for capital expenditures and to pay down our debt. We do not anticipate declaring cash dividends in the foreseeable future. Our bank loan agreement also contains provisions that require the achievement of certain financial ratios before we can pay or declare dividends to our stockholders. See Item 8, “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements, Note 7.”

Securities Authorized for Issuance under Equity Compensation Plans. For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12, “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

There have been no unregistered sales of equity securities in 2018.

STOCK PERFORMANCE GRAPH

The following chart reflects the cumulative total shareholder return (change in stock price plus reinvested dividends) of a $100 investment in our common stock from the five-year period from December 31, 2013 through December 31, 2018, in comparison to the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s 1500 Casinos & Gaming Index. The comparisons are not intended to forecast or be indicative of possible future performance of our common stock.

The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Total Return Performance
250
200
150
100
50
0
Index Value
Monarch Casino & Resort, Inc.
S&P 500 Index
S&P 1500 Casinos & Gaming Index
Prior Peer Group
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Monarch Casino & Resort, Inc.	100.00	82.62	113.15	128.39	223.21	189.94
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P 1500 Casinos & Gaming Index	100.00	86.45	57.04	72.69	129.40	86.38
Prior Peer Group	100.00	79.13	63.72	81.35	116.95	86.13

Repurchases

On October 22, 2014, the board of directors of Monarch authorized a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, the board of directors authorized the repurchase of up to 3,000,000 shares of our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other factors. The Repurchase Plan does not obligate us to acquire any particular amount of common stock and the Repurchase Plan may be suspended at any time at our discretion, and it will continue until exhausted. The actual timing, number and value of shares repurchased under the Repurchase Plan will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, general market economic conditions and applicable legal requirements. We have made no purchases under the Repurchase Plan since the date of its authorization.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	(Amounts in thousands, except per share amounts)
	2018		2017		2016		2015		2014
OPERATING RESULTS
Casino revenues	$125,844	(F1)	$178,585		$168,861		$156,843		$145,134
Other revenues	114,471	(F1)	100,667		95,283		90,327		84,441
Gross revenues	240,315	(F1)	279,252		264,144		247,170		229,575
Promotional allowances	—		(48,526)		(47,112)		(44,925)		(41,808)
Net revenues	240,315		230,726		217,032		202,245		187,767
Income from operations	42,826		40,666		38,548	(F3)	32,555		22,219	(F4)
Income before income tax	42,649		39,699		37,932		31,876		2,115
Net income	$34,098		$25,538	(F2)	$24,574		$20,659		$14,185

INCOME PER SHARE OF COMMON STOCK
Net income per common share
Basic	$1.91		$1.45	(F2)	$1.42		$1.22		$0.85
Diluted	$1.83		$1.39	(F2)	$1.39		$1.19		$0.83

Weighted average number of common shares and potential common shares outstanding
Basic	17,846		17,585		17,305		16,948		16,734
Diluted	18,574		18,367		17,664		17,335		17,107

OTHER DATA
Depreciation and amortization	$14,617		$15,132		$14,835		$15,933		$17,824

Other expense	$(177)		$(967)		$(616)		$(679)		$(1,104)
Capital expenditures (F5)	$125,745		$46,772		$24,923		$38,059		$19,929

BALANCE SHEET DATA
Total assets	$455,127		$332,087		$295,165		$274,846		$252,301
Long-term debt, less current maturities	$94,500		$26,200		$26,200		$—	(F6)	$46,300
Stockholders’ equity (F7)	$301,182		$266,474		$233,845		$203,919		$176,951

Footnotes to Selected Financial Data:

(F1) Pursuant to the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, food and beverage, hotel and other complimentaries are now valued at their retail price and included as revenues within Other revenues categories, with a corresponding decrease in Casino revenues, as the offsetting amount historically included in promotional allowances has been eliminated.

(F2) The enactment of the Tax Cuts and Jobs Act in 2017 resulted in a non-cash deferred tax asset revaluation, which has a $1.5 million negative effect on Net income and $0.08 negative effect on the Basic and Diluted EPS.

(F3) 2016 includes $1.6 million of expense related to the upgrade and redesign of the Toucan Charlie’s Buffet at Atlantis.

(F4) 2014 includes $1.9 million of expense related to the campaign against the proposed 2014 ballot initiative to expand gaming in Colorado.

(F5) Includes amounts financed with debt or capitalized lease obligations.

(F6) In 2015, we had $40.9 million outstanding debt, which was classified as a current liability due to the short term maturity of the credit facility.

(F7) We paid no dividends during the five-year period ended December 31, 2018.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. The consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See “Forward-Looking Statements” preceding Item 1. “BUSINESS.”

OVERVIEW

Monarch owns and operates the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and Monarch Casino Black Hawk, a casino in Black Hawk, Colorado. In addition, we own separate parcels of land located next to the Atlantis and a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Casino Black Hawk. We also own Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

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

FACTORS IMPACTING OUR RESULTS OF OPERATIONS

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

Monarch Casino Black Hawk: Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and working on the major expansion. There is currently no hotel on the property. In August 2015, we completed the redesign and upgrade of the existing Monarch Casino Black Hawk, bringing to the facility’s interior the same quality, ambiance and finishes of the ongoing master planned expansion that will transform Monarch Casino Black Hawk into a full-scale casino resort. In November 2016, we opened for guest use our elegant nine-story parking facility with about 1,350 spaces. Construction of a new hotel tower and casino expansion on the site where the old parking structure was sitting is under way. (see CAPITAL SPENDING AND DEVELOPMENT – Monarch Black Hawk Expansion Plan). Once completed, the Monarch Black Hawk Expansion Plan will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars and associated support facilities. We currently expect the new expanded casino, hotel tower, restaurants and retail areas to be completed in the third quarter of 2019 and the upgraded amenities in the existing casino to be completed in the fourth quarter of 2019.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017

For the year ended December 31, 2018, our net income totaled $34.1 million, or $1.83 per diluted share, compared to net income of $25.5 million, or $1.39 per diluted share for the same period of 2017, reflecting a 33.5% increase in net income and 31.7% in diluted earnings per share. Net revenue for the years ended December 31, 2018 and 2017 was $240.3 million and $230.7 million, respectively, reflecting an increase of $9.6 million, or 4.2%. Income from operations for the year ended December 31, 2018 totaled $42.8 million compared to $40.7 million for the same period in 2017, representing an increase of $2.2 million, or 5.3%.

Casino revenue decreased 29.5% in the year ended December 31, 2018 compared to the same period of 2017 due to the adoption of the new revenue standard, which resulted in a reduction of $59.5 million in casino revenues due to certain reclassifications. Under the prior revenue standard, casino revenue increased 3.8%. Casino revenue growth was suppressed by a low table games hold in the second and third quarters of 2018. Casino operating expense as a percentage of casino revenue decreased to 34.8% for the year ended December 31, 2018, compared to 40.9% in 2017 due to the new revenue standard, partially offset by the low table games revenue and an increase in small equipment expense.

Food and beverage revenue increased 12.3% in the year ended December 31, 2018 over the same period in 2017, due to an 11.0% increase in average revenue per cover and a 1.2% increase in covers served. Food and beverage revenue per covers was affected by the changes in the comp beverage prices as a result of the new revenue standard. Food and beverage operating expense as a percentage of food and beverage revenue in the year ended December 31, 2018 was 75.8% compared to 40.6% over the same period in 2017. The increase in expense margin was a result of the adoption of the new revenue standard. Calculated based on the prior revenue standards, food and beverage operating expense as a percentage of food and beverage revenue decreased as a result of product cost efficiency, partially offset by a labor cost increase.

Hotel revenue increased 23.1% due to a higher ADR of $104.61 for the year ended December 31, 2018 compared to $81.46 in 2017. The increase in ADR is primarily due to changing the complimentaries ADR from a discounted value in 2017 to the retail value in 2018. Hotel occupancy of 89.3% in 2018 was slightly lower compared to 89.4% in 2017. REVPAR was $101.40 and $82.40 for the years ended December 31, 2018 and 2017, respectively. Hotel operating expense as a percent of hotel revenue for the year ended December 31, 2018 was 42.8% compared to 37.6% for the same period in 2017. The increase in the hotel expense margin was due to the adoption of the new revenue standard, as well as increase in labor cost.

Other revenue increased 2.4% in 2018 compared to 2017 driven primarily by increased Atlantis arcade revenue, retail revenue and spa and salon revenues.

As a result of the adoption of the new revenue standard (see Note 2. Revenue Recognition), $50.8 million was eliminated from promotional allowances and reclassified to revenue categories in the year ended December 31, 2018. Promotional allowances as a percentage of gross revenues under the prior revenue standard increased slightly to 17.5% for the year ended December 31, 2018 compared to 17.4% for the year ended December 31, 2017. This increase was due to higher promotional expenses at Monarch Casino Black Hawk during a slot system switch in the fourth quarter of 2018.

Selling, general and administrative expense (“SG&A Expense”) increased to $65.8 million in the year ended December 31, 2018 from $62.7 million in the same period of 2017 due to: i) a $2.0 million increase in salaries, wages and related employee benefits expense; ii) a $0.6 million increase in utility expense; iii) a $0.4 million increase in professional legal fees; and iv) a $0.1 million increase in property tax expense. As a percentage of net revenue, SG&A expense increased to 27.4% in 2018 from 27.2% in 2017.

Depreciation and amortization expense decreased to $14.6 million for the year ended December 31, 2018 as compared to $15.1 million for the same period in 2017 primarily as a result of the decrease in depreciation expense at Monarch Casino Black Hawk due to five-year assets (i.e., assets that are depreciated over a five-year time period) having become fully depreciated.

During the year ended December 31, 2018, we drew  $68.3 million from the Amended Credit Facility, which increased the outstanding balance thereunder to $94.5 million as of December 31, 2018 compared to $26.2 million as of December 31, 2017.  During 2018 we capitalized a  majority of the interest paid and accrued, as the draws were strictly used to finance the Monarch Black Hawk Expansion Plan, which resulted in interest expense, net of amounts capitalized, of  $0.2 million in 2018 compared to  $1.0 million in 2017. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

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

Food and beverage revenue increased 5.2% in the year ended December 31, 2017 over the same period in 2016, due to a 2.7% increase in average revenue per cover and a 2.4% increase in covers served. Food and beverage operating expense as a percentage of food and beverage revenue in the year ended December 31, 2017 was 40.6% compared to 40.9% over the same period in 2016. The decrease in expense margin is due primarily to the costs, related to the redesign and upgrade of Toucan Charlie’s Buffet at Atlantis, which costs were expensed during the first quarter of 2016 and the improved cost of sales percentage in 2017, offset by an increase in labor expenses.

Hotel revenue increased 6.0% due to a higher ADR of $81.46 for the year ended December 31, 2017 compared to $79.52 for the same period in 2016, combined with higher hotel occupancy of 89.4% in 2017 compared to 88.2% in 2016. REVPAR was $82.40 and $77.50 for the years ended December 31, 2017 and 2016, respectively. Hotel operating expense as a percent of hotel revenue for the year ended December 31, 2017 was 37.6% compared to 30.9% for the same period in 2016. The increase was due primarily to higher payroll and related benefits expense, expenses related to the implementation of advanced analytical tools, hotel repair and maintenance expense, as well as expenses related to the shuttle service and expanded valet services implemented at Monarch Casino Black Hawk.

Other revenue increased 7.1% in 2017 compared to 2016 driven primarily by increased Atlantis arcade revenue, spa and salon revenue and retail revenue.

Promotional allowances as a percentage of gross revenues decreased to 17.4% for the year ended December 31, 2017 compared to 17.8% for the year ended December 31, 2016. This decrease was primarily due to higher revenues and more efficient utilization of complimentaries.

SG&A Expense increased to $62.7 million in the year ended December 31, 2017 from $57.7 million in the same period of 2016 primarily due to: i) a $3.2 million increase in salaries, wages and related employee benefits expense; ii) a $0.5 million increase in professional fees; iii) a $0.4 million increase in repair and maintenance expense; iv) a $0.3 million increase in information technology expense; v) a $0.3 million increase in marketing expense; vi) a $0.2 million increase in property tax expense resulting from the new parking structure at Monarch Casino Black Hawk; and vii) a $0.1 million increase in contribution expense.

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

During the year ended December 31, 2017, we did not draw on or make principal payments on the Amended Credit Facility and the outstanding balance of the Amended Credit Facility remained at $26.2 million as of December 31, 2017. Interest expense, net of amounts capitalized were $1.0 million and $0.6 million in 2017 and 2016, respectively. The increase in interest expense is a result of an increase in the interest rate and commitment fees paid. See further discussion of the Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests. In addition, we have invested, and continue to invest, in our Monarch Black Hawk Expansion Plan. Capital expenditures during the years ended December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017

Atlantis	$4,333	$6,464
Monarch Casino Black Hawk	121,412	40,308
	$125,745	$46,772

During the twelve months ended December 31, 2018 and 2017, capital expenditures related primarily to the work on the Monarch Black Hawk Expansion Plan and the property upgrade work at Atlantis, as well as acquisition of gaming equipment to upgrade and replace existing equipment at both properties.

Monarch Black Hawk Expansion Plan

In 2013, we began work to convert the Monarch Casino Black Hawk into a full-scale casino resort.

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

During 2018, we completed certain modifications to the Monarch Black Hawk Expansion Plan scope which, we believe, will provide additional revenue opportunities for our expanded resort, including enlarging the casino floor and associated amenities by approximately 6,500 square feet. In addition, we made adjustments to the budget for the rise in construction costs and furniture, fixtures and equipment costs. Accordingly, we increased our budget for the hotel tower and casino expansion cost by $35 million, to approximately $264 million to $269 million.

Our Monarch Casino Black Hawk general contractor has informed us that the new expanded casino, hotel tower, restaurants and retail areas will be completed in the third quarter of 2019 and that the upgraded amenities in the existing casino will be completed in the fourth quarter of 2019. We expect to continue to finance the cost through a combination of operating cash flow and the Amended Credit Facility. We can provide no assurance that any project will be completed on schedule, if at all, or within established budgets, or that any project will result in increased earnings.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facility.

Operating Activities

For the year ended December 31, 2018, net cash provided by operating activities totaled $58.8 million, an increase of approximately $9.3 million, or 18.8%, compared to the same period of the prior year. This increase was primarily due to: i) a $8.6 million increase in net income; and ii) a  $7.1 million decrease in working capital, all offset by the effect of the changes in stock-based compensation expense and in deferred income taxes and a $0.5 million decrease in depreciation and amortization.

Investing Activities

Net cash used in investing activities totaled $125.7 million and $46.7 million in the years ended December 31, 2018 and 2017, respectively. Net cash used in investing activities during the year ended December 31, 2018 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk and for the acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the year ended December 31, 2017 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk, the purchase of a parcel of land with an industrial warehouse in proximity to the Monarch Casino Black Hawk, the re-carpeting of the casino floor and hotel rooms and upgrading the fountains at Atlantis, and for the acquisition of gaming and other equipment at both properties.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2018 was $68.3 million and represented borrowing under our Amended Credit Facility. There were no financing activities during the year ended December 31, 2017.

Amended Credit Facility

On July 20, 2016, we entered into the Amended Credit Facility, under which our former $100 million credit facility was increased to $250.0 million, and the maturity date was extended from November 15, 2016 to July 20, 2021.

As of December 31, 2018, we had an outstanding principal balance of $94.5 million under the Amended Credit Facility and a $0.6 million Standby Letter of Credit and $154.9 million remaining in available borrowings of the $250.0 million maximum principal available under the Amended Credit Facility. As of December 31, 2018, there have been no withdrawals from the Standby Letter of Credit.

The total revolving loan commitment under the Amended Credit Facility will be automatically and permanently reduced to $50 million at the earlier of the first full quarter after completion of the hotel tower and casino expansion at the Monarch Casino Black Hawk and December 31, 2019 and all then outstanding revolving loans up to $200 million under the Amended Credit Facility will be converted to a term loan at such time. We may be required to prepay borrowings under the Amended Credit Facility no later than December 31, 2019 using excess cash flows depending on our leverage ratio. We have an option to permanently reduce the maximum revolving available credit at any time so long as the amount of such reduction is at least $0.5 million and in multiples of $50,000.

Borrowings are secured by liens on substantially all of our real and personal property.

In addition to other customary covenants for a facility of this nature, as of December 31, 2018, we are required to maintain a Total Leverage Ratio (at any time, the ratio of (a) Total Funded Debt at such time, to (b) EBITDA for the four consecutive fiscal quarter period most recently ended for which Financial Statements are available, as defined in the Amended Credit Facility) of no more than 4.75:1 and a Fixed Charge Coverage Ratio (for the period of four consecutive fiscal quarters ending on or most recently ended prior to such date (a) the sum of (i) EBITDA minus (ii) income taxes paid in cash during such period minus (iii) Distributions made during such period (other than Distributions made pursuant to Section 5.02(f)(i))  minus (iv) Investments in Excluded Subsidiaries made during such period  minus (v) Maintenance Capital Expenditures made during such period divided by (b) Fixed Charges for such period, as defined in the Amended Credit Facility) of at least 1.15:1. As of December 31, 2018,  we were in compliance with the financial covenants contained in the Amended Credit Facility, as our Total Leverage Ratio and Fixed Charge Coverage Ratio were 1.6:1 and 24.4:1, respectively.

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

At December 31, 2018, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.25%. At December 31, 2018, the one-month LIBOR interest rate was 2.53%.  The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

In response to customer demand for more convenient surface parking at the Atlantis, and after detailed analysis, on August 28, 2015, the Company, through its subsidiary Golden Road, entered into a 20-year lease (the “Parking Lot Lease”) with BLI with respect to a portion of the Shopping Center. This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis (the “Leased Property”). The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. We demolished the commercial building on the Leased Property and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, we are responsible for the payment of property taxes, utilities and maintenance expenses related to the Leased Property. We have an option to renew the Parking Lot Lease for an additional 10-year term. If we elect not to exercise the renewal option, we will be obligated to pay BLI $1.6 million. For each of the years ended December 31, 2018 and 2017, we paid approximately $695 thousand in parking lot rent, respectively.

A driveway (the “Driveway Project”) that is being shared between the Atlantis and the Shopping Center was completed and opened on September 30, 2004. The Shopping Center is controlled by BLI. As part of the Driveway Project, in January 2004, we leased (the “Driveway Lease”) an approximate 37,400 square-foot corner section of the Shopping Center, for a minimum lease term of 15 years at an annual rent of $300 thousand, subject to a cost of living increase on each five-year anniversary of the Driveway Lease. As of December 31, 2018, the annual rent is $377 thousand. In August 2015, we exercised our option to extend the lease for three individual five-year terms in addition to the 15-year initial term. At the end of the extension periods, we have the option to purchase the leased section of the Shopping Center. The leased space is being used by us for pedestrian and vehicle access to the Atlantis, and we may use a portion of the parking spaces at the Shopping Center. The total cost of the project was $2.0 million. We were responsible for two thirds of the total cost, or $1.35 million. The cost of the new driveway is being depreciated over the 15-year expected economic useful life of the asset; some components of the new driveway were depreciated over a shorter period of time. We paid approximately $377 thousand in lease payments for the leased driveway space during each of the years ended December 31, 2018 and 2017.

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of December 31, 2018 and the next five years and thereafter are as follows (in millions):

	Payments due by period (1)
		Less			Greater
		than 1	1 to 3	3 to 5	than 5
	Total	year	years	years	years
Operating Leases (2)	$25.3	$1.1	$2.2	$2.2	$19.8
Purchase Obligations (3)	29.6	25.3	2.3	2.0	—
Borrowings Under Amended Credit Facility (4)	94.5	—	94.5	—	—
Total Contractual Cash Obligations	$149.4	$26.4	$99.0	$4.2	$19.8

(1)

Because interest payments under our Amended Credit Facility are subject to factors that, in our judgment, vary materially, the amount of future interest payments is not presently determinable. These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the rate at which we deploy capital and other spending which, in turn, impacts the level of future borrowings. The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.50%, or the Prime Rate. The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings as of the end of the most recent quarter. Based on our leverage ratio, at December 31, 2018, pricing was LIBOR plus 1.25% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At December 31, 2018, the one-month LIBOR rate was 2.53%.

(2)	Operating leases include the Driveway Lease and the Parking Lot Lease.

(3)

Purchase obligations represent approximately $21.4 million of commitments related to capital projects and approximately $8.2 million of materials and supplies used in the normal operation of our business. Of the total purchase order and construction commitments, approximately $29.6 million are cancelable by us upon providing a 30-day notice.

(4)	The amount represents outstanding draws against the Amended Credit Facility as of December 31, 2018.

As described in the “CAPITAL SPENDING AND DEVELOPMENT” section above, we have commenced a substantial expansion of our Monarch Casino Black Hawk facility starting in 2014. While we have disclosed the estimated cost of that expansion, we have not entered into contracts for substantial portions of the work. For this reason, we have included in the table above only the amounts for which we have contractual commitments. At December 31, 2018, we estimate that the remaining cost to complete the Monarch Black Hawk Expansion is between $129 million and $136 million.

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

Allowance for Doubtful Accounts

We extend short-term credit to our gaming customers. Such credit is non-interest bearing and is due on demand. In addition, we also have receivables due from hotel guests which are primarily secured with a credit card at the time a customer makes reservation or checks in. An allowance for doubtful accounts is established for all of our receivables based upon our historical collection and write-off experience, unless situations warrant a specific identification of a necessary reserve related to certain receivables. We write off our uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables approximates fair value due to the short-term nature of the receivables.

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

Capitalized Interest

We capitalize interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, we capitalize interest on amounts expended on the project at our average borrowing cost. Interest capitalization is ceased when the project is substantially complete. We capitalized interest in the amount of $2.3 million during the year ended December 31, 2018 and $0.5 million during each of the years ended December 31, 2017 and 2016.

Casino Revenues

Casino revenues represent the net win from gaming activity, which is the difference between the amounts won and lost, which represents the transaction price. Jackpots, other than the incremental amount of progressive jackpots, are recognized at the time they are won by customers. Funds deposited by customers in advance and outstanding chips and slot tickets in the customers’ possession are recognized as a liability until such amounts are redeemed or used in gaming play by the customer. Additionally, net win is reduced by the performance obligations for the players’ club program, progressive jackpots and any pre-arranged marker discounts. Progressive jackpot provisions are recognized in two components: 1) as wagers are made for the share of players’ wagers that are contributed to the progressive jackpot award, and 2) as jackpots are won for the portion of the progressive jackpot award contributed by us. Cash discounts and other cash incentives to guests related to gaming play are recorded as a reduction to gaming revenue.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

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

We will adopt this standard as of the first quarter of 2019 using this modified retrospective transition approach and have elected not to adjust comparative periods presented. We have elected to use the package of practical expedients in our transition and accordingly, will not reassess our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we have elected the short-term lease recognition exemption, under which we will not recognize right-of-use assets or lease liabilities for leases with a term of twelve months or less, and have elected not to apply the use-of-hindsight practical expedient. We are in the final stages of implementing changes to our systems and processes for lease accounting and reporting, and are currently finalizing our evaluation of the financial statement impact of adopting the amended guidance, which will include recognizing lease liabilities and related right-of-use assets for operating leases on the opening balance sheet in the period of adoption. We do not expect the adoption to have a material impact on the pattern of lease expense recognition in our consolidated statements of income or cash flows.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Our current primary market risk exposure is interest rate risk relating to the impact of interest rate movements under our Amended Credit Facility. As of December 31, 2018, we had $94.5 million of outstanding debt under our Amended Credit Facility which bears interest at variable rates. A hypothetical 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at December 31, 2018 would result in a change in our annual interest cost of approximately $0.9 million.

We do not have any cash or cash equivalents as of December 31, 2018 subject to market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Monarch Casino & Resort, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 14, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for its revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers (Topic 606).”

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

March 14, 2019

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Casino	$125,844	$178,585	$168,861
Food and beverage	71,212	63,416	60,269
Hotel	30,497	24,784	23,374
Other	12,762	12,467	11,640
Gross revenues	240,315	279,252	264,144
Less promotional allowances	—	(48,526)	(47,112)
Net revenues	240,315	230,726	217,032

Operating expenses
Casino	43,791	73,017	69,529
Food and beverage	54,002	25,727	24,627
Hotel	13,059	9,320	7,231
Other	6,206	4,141	3,855
Selling, general and administrative	65,802	62,719	57,730
Depreciation and amortization	14,617	15,132	14,835
Loss on disposition of assets	12	4	677
Total operating expenses	197,489	190,060	178,484
Income from operations	42,826	40,666	38,548

Other expenses
Interest expense, net of amounts capitalized	(177)	(967)	(616)
Total other expense	(177)	(967)	(616)

Income before income taxes	42,649	39,699	37,932
Provision for income taxes	(8,551)	(14,161)	(13,358)
Net income	$34,098	$25,538	$24,574

Earnings per share of common stock
Net income
Basic	$1.91	$1.45	$1.42
Diluted	$1.83	$1.39	$1.39

Weighted average number of common shares and potential common shares outstanding
Basic	17,846	17,585	17,305
Diluted	18,574	18,367	17,664

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	December 31, 2018	December 31, 2017

ASSETS
Current assets
Cash and cash equivalents	$30,462	$29,151
Receivables, net	6,740	6,925
Income taxes receivable	279	2,008
Inventories	3,692	3,335
Prepaid expenses	5,508	4,612
Total current assets	46,681	46,031
Property and equipment
Land	30,034	30,034
Land improvements	7,645	7,249
Buildings	193,235	193,286
Buildings improvements	25,995	24,745
Furniture and equipment	139,772	140,404
Construction in progress	180,518	48,834
Leasehold improvements	3,782	3,800
	580,981	448,352
Less accumulated depreciation and amortization	(206,657)	(197,638)
Net property and equipment	374,324	250,714
Other assets
Goodwill	25,111	25,111
Intangible assets, net	2,704	3,869
Deferred income taxes	4,027	3,544
Other assets, net	2,280	2,818
Total other assets	34,122	35,342
Total assets	$455,127	$332,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,182	$8,184
Construction accounts payable	17,152	5,823
Accrued expenses	31,111	25,406
Total current liabilities	59,445	39,413
Long-term debt	94,500	26,200
Total liabilities	153,945	65,613

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 17,919,021 outstanding at December 31, 2018; 17,759,446 outstanding at December 31, 2017	191	191
Additional paid-in capital	30,111	26,890
Treasury stock, 1,177,279 shares at December 31, 2018; 1,336,854 shares at December 31, 2017	(15,876)	(18,123)
Retained earnings	286,756	257,516
Total stockholders’ equity	301,182	266,474
Total liabilities and stockholders’ equity	$455,127	$332,087

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2015	17,202,699	$191	$22,728	$207,404	$(26,404)	$203,919
Net exercise of stock options	265,570	—	(1,312)	—	4,246	2,934
Excess tax benefit from stock-based compensation	—	—	737	—	—	737
Stock-based compensation expense	—	—	1,681	—	—	1,681
Net income	—	—	—	24,574	—	24,574
Balance, December 31, 2016	17,468,269	$191	$23,834	$231,978	$(22,158)	$233,845
Net exercise of stock options	291,177	—	812	—	4,035	4,847
Stock-based compensation expense	—	—	2,244	—	—	2,244
Net income	—	—	—	25,538	—	25,538
Balance, December 31, 2017	17,759,446	$191	$26,890	$257,516	$(18,123)	$266,474
Net exercise of stock options	159,575	—	90	—	2,247	2,337
Stock-based compensation expense	—	—	3,131	—	—	3,131
Adjustment to beginning retained earnings for accounting changes in accordance with the new revenue recognition standard				(4,858)		(4,858)
Net income	—	—	—	34,098	—	34,098
Balance, December 31, 2018	17,919,021	$191	$30,111	$286,756	$(15,876)	$301,182

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$34,098	$25,538	$24,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,617	15,132	14,835
Amortization of deferred loan costs	538	538	410
Stock-based compensation	5,468	7,091	1,681
Excess tax benefit from stock-based compensation	—	—	(737)
Provision for bad debts	93	103	74
Loss on disposition of assets	12	4	677
Deferred income taxes	(483)	3,810	798
Changes in operating assets and liabilities:
Receivables	92	(1,992)	(1,381)
Income taxes	1,729	(1,600)	203
Inventories	(357)	(238)	(216)
Prepaid expenses	(896)	(125)	(1,085)
Accounts payable	2,998	(431)	1,973
Accrued expenses	847	1,624	1,922
Net cash provided by operating activities	58,756	49,454	43,728

Cash flows from investing activities:
Proceeds from sale of assets	—	86	29
Change in construction payable	11,329	3,218	1,198
Acquisition of property and equipment	(137,074)	(49,990)	(26,121)
Net cash used in investing activities	(125,745)	(46,686)	(24,894)

Cash flows from financing activities:
Net exercise of stock options	—	—	2,934
Excess tax benefit from stock-based compensation	—	—	737
Loan issuance cost	—	—	(2,586)
Long-term debt borrowings (principal payment)	68,300	—	(14,700)
Net cash provided by (used in) financing activities	68,300	—	(13,615)

Change in cash	1,311	2,768	5,219
Cash and cash equivalents at beginning of period	29,151	26,383	21,164
Cash and cash equivalents at end of period	$30,462	$29,151	$26,383

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$186	$426	$206
Cash paid for income taxes	$7,305	$11,950	$12,375
Adjustment to beginning retained earnings for accounting changes in accordance with the new revenue recognition standard
Accrued expenses	4,858	—	—
Return of assets under capital lease:
Accounts payable	$—	$(105)	—
Accrued expenses	$—	$(13)	$—

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

Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, owns Monarch Black Hawk, Inc. which owns and operates Monarch Casino Black Hawk. In addition to owning the Monarch Casino Black Hawk, Monarch Black Hawk, Inc. also wholly owns Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed related to licensure requirements for extended hours of liquor operation in Black Hawk. Monarch Growth’s wholly owned subsidiary, Inter-Mountain Construction, LLC, owns a parcel of land with an industrial warehouse located between Denver and Monarch Casino Black Hawk.

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

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our,” and “us,” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

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

Inventories

Inventories, consisting primarily of food, beverages, and retail merchandise, are stated at the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined by the Financial Accounting Standards Board (“FASB”) as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The adoption of this standard did not have a material impact on our Consolidated Financial Statements due to the nature of its inventory, consisting primarily of food, beverages, and retail merchandise.

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

For assets to be held and used, the Company reviews fixed assets for impairment annually during the fourth quarter of each year or whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For the years ended December 31, 2018, 2017 and 2016, there were no impairment charges.

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

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations in April 2012. As of December 31, 2018 and 2017, we had goodwill totaling $25.1 million related to the purchase of Black Hawk, Inc. (see NOTE 4). For the years ended December 31, 2018, 2017 and 2016, there were no impairment charges.

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

The customer relationship intangible asset represents the value associated with Monarch Casino Black Hawk’s rated casino guests. The initial fair value of the customer relationship intangible asset was estimated based on the projected net cash flows associated with these casino guests. The recoverability of the Company’s customer relationship intangible asset could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would impact the expected future cash flows associated with the rated casino guests, declines in the number of visitations which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying value of the customer relationship intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized. As of December 31, 2018 and 2017, the customer relationships net intangible asset balance was $2.7 million and $3.9 million, respectively.

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

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related debt agreement. Loan issuance costs are included in “Other assets, net” on the Company’s condensed consolidated balance sheets. As of December 31, 2018, loan issuance costs, net of amortization, were $1.4 million.

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects.  When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. The Company capitalized $2.3 million during the year ended December 31, 2018 and $0.5 million during each of the years ended December 31, 2017 and 2016 of interest.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense, which is included in selling, general and administrative expense, was $4.9 million, $5.2 million and $5.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as casino expense in the accompanying Consolidated Statements of Income. These taxes totaled $22.3 million, $21.6 million and $20.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the authoritative guidance requiring that compensation cost relating to stock-based payment transactions be recognized in the Company’s consolidated statements of income. The cost is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company’s stock on the grant date for restricted stock awards. The cost is recognized as an expense over the employee’s requisite service period (the vesting period of the equity award). The Company’s stock-based employee compensation plan is more fully discussed in NOTE 10.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Years ended December 31,
	2018		2017		2016
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount

Basic	17,846	$1.91	17,585	$1.45	17,305	$1.42
Effect of dilutive stock options	728	(0.08)	782	(0.06)	359	(0.03)
Diluted	18,574	$1.83	18,367	$1.39	17,664	$1.39

The following options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the December 31 closing market price of the common shares and their inclusion would be antidilutive:

	Years ended December 31,
	2018			2017			2016
Options to purchase shares of common stock	697,968			203,667			106,102
Exercise prices	$39.82	-	$47.81	$45.32	-	$46.73	$28.02	-	$29.00
Expiration dates (month/year)	11/27-12/28			11/27-12/27			11/17-10/20

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

We will adopt this standard as of the first quarter of 2019 using this modified retrospective transition approach and have elected not to adjust comparative periods presented. We have elected to use the package of practical expedients in our transition and accordingly, will not reassess our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we have elected the short-term lease recognition exemption, under which we will not recognize right-of-use assets or lease liabilities for leases with a term of twelve months or less, and have elected not to apply the use-of-hindsight practical expedient. We are in the final stages of implementing changes to our systems and processes for lease accounting and reporting, and are currently finalizing our evaluation of the financial statement impact of adopting the amended guidance, which will include recognizing lease liabilities and related right-of-use assets for operating leases on the opening balance sheet in the period of adoption. We do not expect the adoption to have a material impact on the pattern of lease expense recognition in our consolidated statements of income or cash flows.

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

NOTE 2. REVENUE RECOGNITION

On January 1, 2018, the Company adopted accounting standard update No. 2014-09 (“ASC 606”) and all the related amendments to all contracts (“new revenue standard”). The Company applied the modified retrospective method and recognized a $4.86 million cumulative effect adjustment to the opening balance of retained earnings with the adoption of the new revenue standard. This adjustment exclusively related to the change in the accounting for the slot club liability from the immediate revenue/cost method to the deferred revenue method. Financial results for the twelve months ended December 31, 2017 and 2016 have not been revised and are reported under the accounting standards in effect during that period.

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

Prior to the adoption of the ASC 606, at the time points are earned, which occurs commensurate with casino patron play, we recognized a liability for points outstanding based on the average cost of the goods and services expected to be redeemed, with a corresponding increase in casino expenses. After the adoption of the ASC 606, at the time points are earned, we recognize deferred revenue at the standalone selling prices of the goods and services that the points are expected to be redeemed for, with a corresponding decrease in gaming revenue. As of December 31, 2018, we had estimated the obligations related to the players’ club program at $9.4 million, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheet. Estimates and assumptions made regarding breakage rates and the combination of goods and services members will choose impacts the estimated SSP of the points. We use historical data to assist in the determination of estimated accruals. Changes in estimates or member redemption patterns could produce different results.

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

Prior to the adoption of the new revenue standard, the retail value of hotel, food and beverage services provided to customers without charge was included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances were primarily included in casino operating expenses and were as follows (in thousands):

	Years ended December 31,
	2017	2016
Food and beverage	$26,025	$25,743
Hotel	3,375	3,039
Other	2,128	1,943
	$31,528	$30,725

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

While those changes have resulted in $936 thousand increase in net revenue for the year ended December 31, 2018, the adoption of the new revenue standard had no impact on net income.

 In accordance with the new revenue standard requirements, below is a disclosure of the impact of the adoption of ASC 606 on our consolidated income statement for the period ended December 31, 2018 (in thousands):

	Year Ended December 31, 2018
	Post ASC 606 Adoption	ASC 606 Changes	Pre ASC 606 Adoption
Revenues
Casino	$125,844	$59,522	$185,366	(a) (b) (c) (d)
Food and beverage	71,212	(5,600)	65,612	(a) (d) (e)
Hotel	30,497	(4,158)	26,339	(a) (f)
Other	12,762	143	12,905	(a) (d)
Gross revenues	240,315	49,907	290,222
Less promotional allowances	—	(50,843)	(50,843)	(a) (d)
Net revenues	240,315	(936)	239,379	(b) (c) (e) (f)
Operating Expenses
Casino	43,791	33,174	76,965	(b) (c) (g)
Food and beverage	54,002	(28,550)	25,452	(e) (g)
Hotel	13,059	(3,428)	9,631	(f) (g)
Other	6,206	(2,132)	4,074	(g)
Selling, general and administrative	65,802	—	65,802
Depreciation and amortization	14,617	—	14,617
Loss on disposition of assets	12	—	12
Total operating expenses	197,489	(936)	196,553

Net income	34,098	—	34,098
Basic	$1.91	$—	$1.91
Diluted	$1.83	$—	$1.83

(a)	Change as a result of reclassification of current period complimentaries at estimated retail price from promotional allowances to casino, food and beverage, hotel, spa and retail revenues.
(b)	Change as a result of reclassification of the earned and unused points during the period from casino expense to casino revenue.
(c)	Change as a result of reclassification of the wide area progressive system expense from casino revenue to casino expense.
(d)	Change as a result of the change of the casino floor bars menu prices and some retail outlets prices from discounted to retail price.
(e)	Change as a result of reclassification of the banquets service fees from food and beverage expense to food and beverage revenue.
(f)	Change as a result of reclassification of the group rebates and commissions from hotel expense to hotel revenue.
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

NOTE 3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 31,
	2018	2017
Casino	$4,908	$5,025
Hotel	1,773	1,719
Other	304	444
	6,985	7,188
Less allowance for doubtful accounts	(245)	(263)
	$6,740	$6,925

The Company calculates an allowance for doubtful accounts by applying a percentage, estimated by management based on historical aging experience, to the accounts receivable balance. The Company recorded bad debt expense of $93 thousand, $103 thousand and $74 thousand in 2018, 2017 and 2016, respectively.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill of $25.1 million at December 31, 2018 represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination. To assist in the Company’s determination of the purchase price allocation for the Monarch Casino Black Hawk, the Company engaged a third-party valuation firm regarding the assets acquired and liabilities assumed in its acquisition.

Intangible assets consist of the following at December 31 (in thousands except years):

	2018	2017
Customer list
Total intangible assets	$10,490	$10,490
Less accumulated amortization:	(7,786)	(6,621)
Intangible assets, net	$2,704	$3,869
Weighted-average life in years	2.3	3.3

Customer lists were valued at $10.5 million, representing the value associated with the future potential customer revenue production and are being amortized on a straight-line basis over nine years.

Amortization expense of $1.2 million was recognized for each of the years ended December 31, 2018, 2017 and 2016. Estimated amortization expenses for the years ending December 31, 2019 through 2021 are as follows (in thousands):

Year	Expense
2019	$1,165
2020	1,165
2021	374
Total	$2,704

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

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017
Accrued salaries, wages and related benefits	$8,639	$9,838
Progressive slot machine and other gaming accruals	16,045	9,935
Accrued gaming taxes	2,788	2,607
Accrued interest	126	6
Other accrued liabilities	3,513	3,020
	$31,111	$25,406

The increase in accrued expenses as of December 31, 2018 compared to 2017 was primarily due to the increase in incremental jackpot amounts of progressive-type games as of December 31, 2018 compared to December 31, 2017.

NOTE 6. LEASE COMMITMENTS

The shopping center adjacent to the Atlantis is owned by BLI. John Farahi and Bob Farahi, Co-Chairmen of the Board and executive officers of the Company, and Ben Farahi are the three largest stockholders of Monarch and each also beneficially owns limited partnership interests in BLI. Maxum LLC is the sole general partner of BLI, and Ben Farahi is the sole managing member of Maxum LLC. Neither John Farahi nor Bob Farahi has any management or operational control over BLI or the Shopping Center. Until May 2006, Ben Farahi held the positions of Co-Chairman of the Board, Secretary, Treasurer and Chief Financial Officer of the Company.

On August 28, 2015, Monarch, through its subsidiary Golden Road, entered into a 20-year lease agreement with BLI for a portion of the Shopping Center, consisting of an approximate 46,000 square-foot commercial building on approximately 4.2 acres of land adjacent to the Atlantis. The Parking Lot Lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The Company demolished the commercial building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand, commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for payment of property taxes, utilities and maintenance expenses related to the Leased Property. The Company has an option to renew the Parking Lot Lease for an additional 10-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. In 2018, the Company paid $695 thousand for rent and $21 thousand for operating expenses relating to this lease. In 2017, the Company paid $695 thousand for rent and $31 thousand for operating expenses relating to this lease. In 2016, the Company paid $695 thousand for rent and $60 thousand for operating expenses relating to this lease.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent of the Driveway Lease is subject to a cost of living adjustment increase on each five year anniversary of the Driveway Lease. The total cost of the improvements was $2.0 million of which $1.35 million was paid by the Company. The cost of the driveway improvements is being depreciated over the 15-year expected economic life of the asset; some components of the driveway were depreciated over a shorter period of time. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15 year term in the existing Driveway Lease Agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. The annual rent for each of the years ended December 31, 2018, 2017 and 2016 was $377 thousand. In addition, the Company paid $22 thousand, $24 thousand and $37 thousand for the years ended December 31, 2018, 2017 and 2016, respectively, for operating expenses related to this lease.

The Company accounts for its rental expense using the straight-line method over the original lease term. Rental increases based on the change in the CPI are contingent and accounted for prospectively.

Following is a summary of future minimum payments under operating leases that have initial or remaining non-cancelable lease terms for the next five years (in thousands):

Operating
Leases
Year ending December 31,
2019	$1,072
2020	1,072
2021	1,072
2022	1,072
2023	1,072
Total minimum lease payments	$5,360

Rental expense for operating leases amounted to $1.7 million, $1.6 million and $1.5 million in 2018, 2017 and 2016, respectively, as reported in Operating expenses in the Consolidated Statements of Income.

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

As of December 31, 2018, the Company had an outstanding principal balance of $94.5 million under the Amended Credit Facility, a $0.6 million Standby Letter of Credit and $154.9 million remaining in available borrowings of the $250.0 million maximum principal available under the Amended Credit Facility. As of December 31, 2018, there have been no withdrawals from the Standby Letter of Credit.

The total revolving loan commitment under the Amended Credit Facility will be automatically and permanently reduced to $50 million in the earlier of the first full quarter after completion of the expansion project at the Monarch Casino Black Hawk and December 31, 2019, and all then outstanding revolving loans up to $200 million under the Amended Credit Facility will be converted to a term loan at such time. We may be required to prepay borrowings under the Amended Credit Facility no later than December 31, 2019 using excess cash flows depending on our leverage ratio. We have an option to permanently reduce the maximum revolving available credit at any time so long as the amount of such reduction is at least $0.5 million and in multiples of $50,000.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of December 31, 2018, we are required to maintain a Total Leverage Ratio (Total Funded Debt divided by EBITDA, as defined in the Amended Credit Facility) of no more than 4.75:1 and a Fixed Charge Coverage Ratio (EBITDA divided by Fixed Charges, as defined in the Amended Credit Facility) of at least 1.15:1. As of December 31, 2018, the Company is in compliance with the financial covenants in the Amended Credit Facility, as our Total Leverage Ratio and fixed Charge Coverage Ratios were 1.6:1 and 24.4:1, respectively.

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

At December 31, 2018, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.25%. At December 31, 2018, the one-month LIBOR interest rate was 2.53%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

NOTE 8. TAXES

Income Taxes

The Company’s income tax provision (benefit) consists of the following (in thousands):

	Years ended December 31,
	2018	2017	2016
Federal	$8,680	$9,933	$12,834
State	518	417	477
Current tax provision	9,198	10,350	13,311
Federal	(659)	3,738	99
State	12	73	(52)
Deferred tax provision (benefit)	(647)	3,811	47
Total tax provision	$8,551	$14,161	$13,358

In conformity with the adopted in 2017 amendment to Topic 718, Compensation-Stock Compensation: Improvements to Employee Share-based Payment Accounting (ASU 2016-09), all excess tax benefits and deficiencies are recognized as income tax expense in the Company’s Consolidated Statement of Operations. This will result in increased volatility in the Company’s effective tax rate.

The income tax provision differs from that computed at the federal statutory rate as follows:

	Years ended December 31,
	2018	2017	2016
Federal tax at the statutory rate	21.00%	35.00%	35.00%
State tax (net of federal benefit)	0.99%	1.00%	0.70%
Permanent items	0.90%	0.34%	0.27%
Tax credits	(1.08)%	(0.82)%	(0.96)%
Excess tax benefits on stock-based compensation	(1.94)%	(3.42)%	—%
Tax Cuts and Jobs Act of 2017	—%	3.57%	—%
Other	0.19%	—%	0.23%
	20.06%	35.67%	35.24%

The effective tax rate decreased in 2018 compared to 2017 due to the change in the statutory rate with the Tax Cuts and Jobs Act Bill (the “Tax Act”), partially offset by the re-measurement of our deferred tax inventories in 2017 in relation with the reduction in the U.S. federal tax rate and the reduction in excess tax benefits on stock-based compensation. At December 31, 2017, the Company was able to reasonably estimate the effects of the Act and recorded provisional adjustments associated with the effects on existing deferred tax balances. At December 31, 2018, the Company has completed its analysis and determined that there is no change to the provisional amount related to the re-measurement of its deferred tax balance.

The Company recorded $737 thousand as increases to contributed capital from certain tax benefits for employee stock-based compensation for the year ended December 31, 2016. In 2018 and 2017, subsequent to the adoption of the ASU 2016-09, the Company recorded $0.8 and $1.4 million tax benefit for employee stock-based compensation was recorded to the tax expense, respectively.

The components of the deferred income tax assets and liabilities at December 31, 2018 and 2017, as presented in the consolidated balance sheets, are as follows (in thousands):

	2018	2017
DEFERRED TAX ASSETS
Stock-based compensation	$2,018	$1,434
Compensation and benefits	466	555
Bad debt reserves	1	58
Accrued expenses	679	512
Fixed assets and depreciation	1,048	896
Base stock	4	11
State taxes	—	(31)
NOLs & credit carry-forwards	1,761	2,219
Deferred income tax asset	$5,977	$5,654
DEFERRED TAX LIABILITIES
Intangibles and amortization	$(600)	$(855)
Prepaid expenses	(1,067)	(890)
Real estate taxes	(180)	(191)
Other reserves	(5)	(14)
Federal deduction on deferred state taxes	(98)	(160)
Deferred income tax liability	$(1,950)	$(2,110)
NET DEFERRED INCOME TAX ASSET	$4,027	$3,544

As of December 31, 2018, the Company had $3.6 million of federal net operating loss (“NOL”) carryforwards, general business credit (“GBC”) carryforwards of $0.3 million and $17.2 million of state NOL carryforwards, acquired as part of the Monarch Casino Black Hawk acquisition. The federal NOL carryforwards expire in 2022 through 2032. The federal GBC carryforwards expire in 2023 through 2032. The state NOL carryforwards expire in 2022 through 2032.

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

No uncertain tax positions were recorded as of December 31, 2018, 2017 and 2016. No change in uncertain tax positions is anticipated over the next twelve months.

No interest expense or penalties for uncertain tax positions were recorded for years ended December 31, 2018, 2017 and 2016.

NOTE 9. BENEFIT PLANS

Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 100% of their pre-tax compensation, but not more than statutory limits. The Company’s matching contributions were approximately $436 thousand, $379 thousand, and $332 thousand for years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 10. STOCK-BASED COMPENSATION

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

The share reserve under the 2014 Plan and the Amendment No. 1 to the 2014 Plan includes 2,200,000 new shares and the shares available for grant or subject to outstanding awards under the Predecessor Plans, for an aggregate amount of up to 3,293,331 common shares as of December 31, 2018. By its terms, the 2014 Plan will expire in May 2024 after which no options may be granted unless the 2014 Plan is amended or replaced.

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

A summary of the stock option activity as of and for the year ended December 31, 2018 is presented below:

		Weighted Average
			Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Stock Options	Shares	Price	Term		Value
Stock Option Shares outstanding at beginning of period	1,990,471	$21.09	—		—
Stock Option Shares granted	499,301	42.41	—		—
Stock Option Shares exercised	(159,575)	14.75	—		—
Stock Option Shares forfeited	(93,333)	23.46	—		—
Stock Option Shares expired	—	—	—		—
Stock Option Shares outstanding at end of period	2,236,864	$26.21	7.3	yrs.	$30,294,694
Stock Option Shares exercisable at end of period	970,552	$15.72	5.1	yrs.	$21,881,342

A summary of the status of the Company’s nonvested stock option shares as of, and for the year ended, December 31, 2018 is presented below:

		Weighted-Average
		Grant Date Fair
Nonvested Stock Option Shares	Shares	Value
Nonvested at January 1, 2018	1,202,967	$8.07
Granted	499,301	13.52
Vested	(342,623)	6.07
Forfeited	(93,333)	7.14
Nonvested at December 31, 2018	1,266,312	$10.83

Expense Measurement and Recognition:

The Company recognizes stock-based compensation for all current stock option award grants and for the unvested portion of previous stock option award grants based on grant date fair values. Unrecognized costs related to all stock option awards outstanding at December 31, 2018 totaled approximately $9.9 million and is expected to be recognized over a weighted average period of 2.7 years.

The Company uses historical data and projections to estimate expected employee, executive and director behaviors related to stock option exercises and forfeitures.

The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Option valuation assumptions for options granted during each year were as follows (dollars in thousands):

	Year ended December 31,
	2018	2017	2016
Weighted average expected volatility for options granted	32.98%	35.54%	35.81%
Expected dividends	—	—	—
Expected life (in years)
Directors’ plan	3.04	2.99	2.73
Executives plan	5.07	5.05	4.71
Employees plan	4.12	4.14	4.10
Weighted average risk free rate	2.76%	1.83%	1.14%

Weighted average grant date fair value per share of options granted	$13.52	$11.92	$6.67
Total fair value of shares vested	$2,080	$1,324	$1,758
Total intrinsic value of options exercised	$4,659	$5,819	$3,276
Cash received for all stock option exercises	$2,354	$5,813	$2,934
Tax benefit realized from stock awards exercised	$978	$2,037	$1,146

The risk-free interest rate is based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. The Company has determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility as compared to the Company’s experience.

On January 1, 2017, the Company adopted ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Subsequent to the adoption, the Company records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Income in the reporting periods in which vesting occurs. As a result, the Company’s income tax expense and associated effective tax rate are impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards. This guidance of requiring recognition of excess tax benefits and deficits in the income statement was applied prospectively with the adoption of ASU 2016-09.

For year ended December 31, 2018, the effect of the adoption of ASU 2016-09 was a decrease of tax expense by $0.7 million, resulting in an increase of basic and diluted earnings per share of $0.05. For year ended December 31, 2017, the effect of the adoption of ASU 2016-09 was a decrease of tax expense by $1.4 million resulting in an increase of basic and diluted earnings per share of $0.08.

The Company has elected to keep the accounting policy of estimated forfeitures, rather than account for forfeitures as they occur. The amendments in the guidance that require application using a modified retrospective transition method did not impact the Company. Therefore, there was no cumulative-effect adjustment to retained earnings recognized as of January 1, 2017.

ASU 2016-09 also changes the classification and presentation of the excess tax benefit from stock-based compensation in the statement of cash flows. The Company applied the amendments in this guidance relating to classification on its consolidated statement of cash flows prospectively.

Reported stock-based compensation expense was classified as follows (in thousands):

	For the Year ended December 31,
	2018	2017	2016
Casino	$129	$114	$95
Food and beverage	137	92	101
Hotel	66	33	37
Selling, general and administrative	2,799	2,005	1,448
Total stock-based compensation, before taxes	3,131	2,244	1,681
Tax benefit	(657)	(785)	(588)
Total stock-based compensation, net of tax	$2,474	$1,459	$1,093

NOTE 11: STOCK REPURCHASE PLAN

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

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

NOTE 13. RELATED PARTY TRANSACTIONS

The shopping center adjacent to the Atlantis is owned by BLI. John Farahi and Bob Farahi, Co-Chairmen of the Board and executive officers of the Company, and Ben Farahi are the three largest stockholders of Monarch and each also beneficially own limited partnership interests in BLI. Maxum LLC is the sole general partner of BLI, and Ben Farahi is the sole managing member of Maxum LLC. Neither John Farahi nor Bob Farahi has any management or operational control over BLI or the Shopping Center. Until May 2006, Ben Farahi formerly held positions of Co-Chairman of the Board, Secretary, Treasurer and Chief Financial Officer of the Company.

On August 28, 2015, Monarch, through its subsidiary Golden Road, entered into a 20-year lease agreement with BLI for a portion of the Shopping Center. The Parking Lot Lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The Company demolished the building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the Leased Property. The Company has an option to renew the Parking Lot Lease for an additional 10-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. In 2018, the Company paid $695 thousand for rent and $21 thousand for operating expenses relating to this lease. In 2017, the Company paid $695 thousand for rent and $31 thousand for operating expenses relating to this lease. In 2016, the Company paid $695 thousand for rent and $60 thousand for operating expenses relating to this lease.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease Agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. The annual rent for each of the years 2018, 2017 and 2016 was $377 thousand. In addition, the Company paid $22 thousand, $24 thousand and $37 thousand, respectively, for operating expenses related to this lease.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by Farahi Family Stockholders and paid $145 thousand, $131 thousand and $127 thousand for the years ended December 31, 2018, 2017 and 2016, respectively, for such leases.

NOTE 14. SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since December 31, 2018 that required recognition or disclosure in the consolidated financial statements.

NOTE 15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly financial information for 2018 and 2017 (in thousands, except per share amounts):

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$56,268	$59,909	$64,359	$59,779	$240,315
Operating expenses	47,711	48,567	50,493	50,718	197,489
Income from operations	8,557	11,342	13,866	9,061	42,826
Net income	6,741	9,239	10,859	7,259	34,098

Income per share of common stock
Basic	$0.38	$0.52	$0.61	$0.40	$1.91
Diluted	$0.36	$0.50	$0.58	$0.39	$1.83

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total
Net revenues	$53,414	$58,229	$63,027	$56,056		$230,726
Operating expenses	45,688	46,676	49,777	47,919		190,060
Income from operations	7,726	11,553	13,250	8,137		40,666
Net income	4,872	7,239	9,030	4,397	(F1)	25,538

Income per share of common stock
Basic	$0.28	$0.41	$0.51	$0.25	(F1)	$1.45
Diluted	$0.27	$0.40	$0.49	$0.23	(F1)	$1.39

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

We have established controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2018, we implemented certain controls related to the adoption of FASB ASC Topic 606, effective January 1, 2018. These controls were designed and implemented to ensure the completeness and accuracy of our financial reporting. With the exception of the controls implemented for FASB ASC Topic 606, there were no changes made to our internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the last fiscal year that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on such assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an report on the effectiveness of the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Monarch Casino & Resort, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Monarch Casino & Resort, Inc.’s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (2) of the Company and our report dated March 14, 2019 expressed an unqualified opinion thereon.

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

March 14, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 4, 2019. We expect to file the Proxy Statement with the Commission not later than April 30, 2019.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 4, 2019. We expect to file the Proxy Statement with the Commission not later than April 30, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Following is information related to our equity compensation plan.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding securities
	options	options	reflected in column (a))
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by security holders (F1)	2,236,864	$26.21	576,484
Equity compensation plans not approved by security holders	—	—	—
Total	2,236,864	$26.21	576,484

(F1) Includes the 1993 Directors’ Stock Option Plan, 1993 Employee Stock Option Plan and 1993 Executive Long-Term Incentive Plan, as amended, and the 2014 Equity Incentive Plan.

Additional information required under this Item is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 4, 2019. We expect to file the Proxy Statement with the Commission not later than April 30, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 4, 2019. We expect to file the Proxy Statement with the Commission not later than April 30, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 4, 2019. We expect to file Proxy Statement with the Commission not later than April 30, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements

Included in Part II, Item 8 of this report:

a) Report of Independent Registered Public Accounting Firm

b) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016.

c) Consolidated Balance Sheets at December 31, 2018 and 2017.

d) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016.

e) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.

f) Notes to Consolidated Financial Statements.

(a)(2). Financial Statements Schedules (in thousands)

Schedule II – Valuation of Qualifying Accounts

All other schedules are omitted because they are not applicable, not required or the required information is shown in the financial statements and notes thereto.

Schedule II. - VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at beginning of year	Charged to costs and expenses (F1)	Deductions (F1)	Other	Balance at end of year
2016
Allowance for doubtful accounts	$451	$74	$(150)	$—	$375
2017
Allowance for doubtful accounts	$375	$103	$(215)	$—	$263
2018
Allowance for doubtful accounts	$263	$93	$(111)	$—	$245

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

3.01

Articles of Incorporation of Monarch Casino & Resort, Inc., as filed with the Nevada Secretary of State on June 11, 1993; Certificate of Change Pursuant to NRS 78.209, as filed with the Nevada Secretary of State on March 17, 2005; Certificate of Correction, as filed with the Nevada Secretary of State on March 17, 2006, are incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Form 8-K (SEC FILE 0-22088) filed on March 23, 2006.

3.02

Bylaws of Monarch Casino & Resort, Inc., adopted June 14, 1993 and amended January 24, 1995, and March 27, 2009 and June 1, 2012 are incorporated herein by reference to Exhibit 3.02 to the Company’s Form 10-K (SEC FILE 0-22088) for the year ended December 31, 2012 (SEC File 0-22088) filed on March 15, 2013.

4.01

Specimen Common Stock Certificate for the Common Stock of Monarch Casino & Resort, Inc. is incorporated herein by reference to Exhibit 4.01 to the Company’s Form 10-K (SEC File 0-022088) for the year ended December 31, 2018.

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

21.01	List of Subsidiaries of Monarch Casino & Resort, Inc. is incorporated herein by reference to Exhibit 21.01 to the Company’s Form 10-K (SEC File 0-22088) for the year ended December 31, 2012.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Exhibit Description
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*   Filed herewith.

** Furnished herewith

+  Denote management contracts or compensatory plans or arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH CASINO & RESORT, INC.

(Registrant)

Date: March 14, 2019	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN FARAHI	Co-Chairman of the Board of Directors	March 14, 2019
John Farahi	Chief Executive Officer (Principal
Executive Officer) and Director

/S/ BOB FARAHI	Co-Chairman of the Board of Directors,	March 14, 2019
Bob Farahi	President, Secretary and Director

/S/ EDWIN S. KOENIG	Chief Accounting Officer (Principal	March 14, 2019
Edwin S. Koenig	Financial Officer and Principal Accounting Officer)

/S/ PAUL ANDREWS	Director	March 14, 2019
Paul Andrews

/S/ YVETTE E. LANDAU	Director	March 14, 2019
Yvette E. Landau

/S/ CRAIG F. SULLIVAN	Director	March 14, 2019
Craig F. Sullivan