Form 10-Q
period 2019-03-31
MONARCH CASINO & RESORT INC
filed 2019-05-08
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to      .

Commission File No. 0-22088

MONARCH CASINO & RESORT, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0300760
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3800 S. Virginia St.
Reno, Nevada	89502
(Address of Principal Executive Offices)	(ZIP Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Registrant’s telephone number, including area code:  (775) 335-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.01 par value per share	MCRI	The Nasdaq Stock Market LLC (Nasdaq-GS)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,985,692 shares as of May 3, 2019.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2019	2018
Revenues
Casino	$28,976	$29,945
Food and beverage	17,692	16,938
Hotel	8,505	6,363
Other	3,567	3,022
Net revenues	58,740	56,268

Operating expenses
Casino	10,820	10,696
Food and beverage	13,998	13,094
Hotel	3,130	3,499
Other	1,580	1,545
Selling, general and administrative	16,452	15,185
Depreciation and amortization	3,603	3,692
Pre-opening expenses	436	—
Total operating expenses	50,019	47,711
Income from operations	8,721	8,557

Other expenses
Interest expense, net of amounts capitalized	—	(80)
Total other expense	—	(80)

Income before income taxes	8,721	8,477
Provision for income taxes	(1,706)	(1,736)
Net income	$7,015	$6,741

Earnings per share of common stock
Net income
Basic	$0.39	$0.38
Diluted	$0.38	$0.36

Weighted average number of common shares and potential common shares outstanding
Basic	17,937	17,770
Diluted	18,619	18,710

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$23,817	$30,462
Receivables, net	5,388	6,740
Income taxes receivable	—	279
Inventories	3,617	3,692
Prepaid expenses	4,691	5,508
Total current assets	37,513	46,681
Property and equipment
Land	30,034	30,034
Land improvements	7,645	7,645
Buildings	193,235	193,235
Buildings improvements	25,995	25,995
Furniture and equipment	145,245	139,772
Construction in progress	213,263	180,518
Right of use assets	16,175	—
Leasehold improvements	3,782	3,782
	635,374	580,981
Less accumulated depreciation and amortization	(209,969)	(206,657)
Net property and equipment	425,405	374,324
Other assets
Goodwill	25,111	25,111
Intangible assets, net	2,412	2,704
Deferred income taxes	4,027	4,027
Other assets, net	2,146	2,280
Total other assets	33,696	34,122
Total assets	$496,614	$455,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,522	$11,182
Construction accounts payable	19,236	17,152
Accrued expenses	29,574	31,111
Income taxes payable	1,427	—
Short-term lease liability	796	—
Total current liabilities	60,555	59,445
Long-term lease liability	15,382	—
Long-term debt	110,520	94,500
Total liabilities	186,457	153,945
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 17,976,691 outstanding at March 31, 2019; 17,919,021 outstanding at December 31, 2018	191	191
Additional paid-in capital	31,267	30,111
Treasury stock, 1,119,609 shares at March 31, 2019; 1,177,279 shares at December 31, 2018	(15,072)	(15,876)
Retained earnings	293,771	286,756
Total stockholders’ equity	310,157	301,182
Total liabilities and stockholders’ equity	$496,614	$455,127

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1 2019	17,919,021	$191	$30,111	$286,756	$(15,876)	$301,182
Net exercise of stock options	57,670	—	241	—	804	1,045
Stock-based compensation expense	—	—	915	—	—	915
Net income	—	—	—	7,015	—	7,015
Balance, March 31, 2019	17,976,691	$191	$31,267	$293,771	$(15,072)	$310,157

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1 2018	17,759,446	$191	$26,890	$257,516	$(18,123)	$266,474
Net exercise of stock options	32,938	—	85	—	465	550
Stock-based compensation expense	—	—	566	—	—	566
Adjustment to beginning retained earnings for accounting changes in accordance with the new revenue recognition standard	—	—	—	(4,858)	—	(4,858)
Net income	—	—	—	6,741	—	6,741
Balance, March 31, 2018	17,792,384	$191	$27,541	$259,399	$(17,658)	$269,473

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$7,015	$6,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,603	3,692
Amortization of deferred loan costs	134	135
Stock-based compensation	1,960	1,115
Recoveries for bad debts	(26)	(32)
Changes in operating assets and liabilities:
Receivables	1,378	1,383
Income taxes	1,706	1,736
Inventories	75	91
Prepaid expenses	817	99
Right of use asset, net	3	—
Accounts payable	(1,660)	534
Accrued expenses	(1,537)	(2,467)
Net cash provided by operating activities	13,468	13,027

Cash flows from investing activities:
Change in construction payable	2,084	5,394
Acquisition of property and equipment	(38,217)	(18,204)
Net cash used in investing activities	(36,133)	(12,810)

Cash flows from financing activities:
Long-term debt borrowings	16,020	—
Net cash provided by financing activities	16,020	—

Change in cash	(6,645)	217
Cash and cash equivalents at beginning of period	30,462	29,151
Cash and cash equivalents at end of period	$23,817	$29,368

Supplemental disclosure of cash flow information:
Adjustment to beginning retained earnings for accounting changes in accordance with the new revenue recognition standard
Accrued expenses	—	4,858

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED MARCH 31, 2019

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

The accompanying unaudited consolidated financial statements include the accounts of Monarch and its subsidiaries (the “Consolidated Financial Statements”). Intercompany balances and transactions are eliminated.

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements of the Company at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

Debt Issuance Costs:

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related debt agreement. Loan issuance costs are included in “Other assets, net” on the Company’s consolidated balance sheets. As of March 31, 2019, loan issuance cost, net of amortization was $1.2 million.

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

Inventories

Inventories, consisting primarily of food, beverages, and retail merchandise, are stated at the lower of cost and net realizable value. Cost is determined based on the weighted average, which approximates a first-in, first-out method.

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects.  When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. The Company capitalized $1.2 million during the quarter ended March 31, 2019.

Revenue Recognition

The majority of the Company’s revenue is recognized when products are delivered or services are performed. For certain revenue transactions (when a patron uses a club loyalty card), in accordance with accounting standard update No. 2014-09 (“ASC 606”), a portion of the revenue is deferred until the points earned by the patron are redeemed or expire.

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

Players’ Club Program: The Company operates a players’ club program under which as players perform gaming activities they earn and accumulate points, which may be redeemed for a variety of goods and services. Given the significance of the players’ club program and the ability for members to bank such points based on their past play, we have determined that players’ club program points granted in conjunction with gaming activity constitute a material right and, as such, represent a performance obligation associated with the gaming contracts. At the time points are earned, we recognize deferred revenue at the standalone selling prices (SSP) of the goods and services that the points are expected to be redeemed for, with a corresponding decrease in gaming revenue. The points estimated SSP is computed as the cash redemption value of the points expected to be redeemed, which is determined through an analysis of all redemption activity over the preceding twelve-month period.

As of March 31, 2019, we had estimated the obligations related to the players’ club program at $9.4 million, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheet.

Pursuant to the new Financial Accounting Standards Board (“FASB”) guidelines, food and beverage, hotel and other complimentaries are now valued at their retail price and included as revenues within their respective categories, with a corresponding decrease in gaming revenues. In addition, the cost of providing these complimentary goods and services are now included as expenses within their respective categories, resulting in a corresponding decrease in casino expenses.

Food and Beverage, Hotel and Other (retail) Revenues: Food and Beverage, Hotel and Other Revenues in general are recognized when products are delivered or services are performed. We recognize revenue related to the products and services associated to the players points’ redemptions at the time products are delivered or services are performed, with corresponding reduction in the deferred revenue, at SSP. Other complimentaries in conjunction with the gaming and other business are also valued at SSP. Hotel revenue is presented net of non-third-party rebate and commission.

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

NOTE 2. ACCOUNTING FOR LEASES

We adopted accounting standard update (“ASU”) No. 2016-02, “Leases (Topic 842), (“ASC 842”)” which requires leases with durations greater than twelve months to be recognized on the balance sheet. We adopted the standard using the modified retrospective approach with an effective date as of the beginning of our fiscal year, January 1, 2019. At January 1, 2019 we recorded a transition adjustment for the right of use assets of $16.4 million offset by short- and long-term lease liabilities of $0.9 million and $15.5 million, respectively, properly treated as a non-cash item in the Consolidated Statement of Cash Flows. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.

For leases with terms greater than 12 months, we record the related asset and obligation at the present value of the lease payments over the lease term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. As permitted by ASC 842, we elected not to separate non-lease components from their related lease components.

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

As of the end of the first quarter of 2019 our right of use assets consisted of the Parking Lot Lease, the Driveway Lease (as defined and discussed in NOTE 6. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The table below presents information related to the lease costs for operating leases during 2019 (in thousands):

Three months ended
March 31,
2019
Short-term lease cost	$88
Long-term lease cost	371
Total lease cost	$459

Upon adoption of the new lease standard, incremental borrowing rates used for existing leases were established using the rates in effect as of the lease inception or modification date. The weighted-average incremental borrowing rate of the leases presented in the lease liability as of the end of the first quarter of 2019 was 4.32%.

The weighted-average remaining lease term of the leases presented in the lease liability as of the end of the first quarter of 2019 was 22.06 years.

Following is the undiscounted cash flow for the nine months of the current year, for each of the next four years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands):

Operating
Leases
Year ending December 31,
2019	$1,104
2020	1,446
2021	1,432
2022	1,078
2023	1,071
Thereafter	19,084
Total minimum lease payments	25,215
Less: amount of lease payment representing interest	(9,037)
Present value of future minimum payments	16,178
Less: current obligations under leases	(796)
Long-term lease obligations	$15,382

Cash paid related to the operating leases presented in the lease liability as of the end of the first quarter of 2019 was $368 thousand.

NOTE 3. STOCK-BASED COMPENSATION

In accordance with ASU No. 2016-09, the Company records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Income in the reporting periods in which vesting occurs. As a result, the Company’s income tax expense and associated effective tax rate are impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards.

For the three months ended March 31, 2019 and 2018, the effect of the adoption of ASU No. 2016-09 was a decrease of tax expense by $253 thousand and $145 thousand, respectively, resulting in an increase of basic and diluted earnings per share by approximately a $0.01, for each of the periods.

The Company is estimating forfeitures, rather than accounting for forfeitures, as they occur.

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended
	March 31,
	2019	2018
Casino	$46	$38
Food and beverage	50	38
Hotel	21	10
Selling, general and administrative	798	480
Total stock-based compensation, before taxes	915	566
Tax benefit	(192)	(119)
Total stock-based compensation, net of tax	$723	$447

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

	Three months ended March 31,
	2019		2018
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	17,937	$0.39	17,770	$0.38
Effect of dilutive stock options	682	(0.01)	940	(0.02)
Diluted	18,619	$0.38	18,710	$0.36

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended March 31, 2019 and 2018, options for approximately 725 thousand and 236 thousand shares, respectively, were excluded from the computation.

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

In January 2017, the FASB issued an ASU that simplifies the accounting for goodwill impairment for all entities by eliminating the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). The standard does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is allowed for all entities as of January 1, 2017, for annual and any interim impairment tests occurring after January 1, 2017.

 In February 2016, the FASB issued an ASU, amended January 2017, which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off- balance sheet financing. The standard permits two approaches, one requiring retrospective application of the new guidance with restatement of prior years, and one requiring prospective application of the new guidance. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, amending certain aspects of the new leasing standard. The amendment allows an additional optional transition method whereby an entity records a cumulative effect adjustment to opening retained earnings in the year of adoption without restating prior periods.  We adopted this standard as of the first quarter of 2019. See NOTE 2. ACCOUNTING FOR LEASES.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road, entered into a 20-year lease agreement with BLI for a portion of the Shopping Center, consisting of an approximate 46,000 square-foot commercial building on approximately 4.2 acres of land adjacent to the Atlantis (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The Company demolished the commercial building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand, commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional 10-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For each of the three-month periods ended March 31, 2019 and 2018, the Company paid $174 thousand in rent, plus $12 thousand and $8 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of March 31, 2019, recognized in the Consolidated Balance Sheet, was $10.9 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent of the Driveway Lease is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. The total cost of the improvements was $2.0 million of which $1.35 million was paid by the Company. The cost of the driveway improvements is being depreciated over the 15-year expected economic life of the asset; some components of the driveway were depreciated over a shorter period of time. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15 year term in the existing Driveway Lease agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For each of the three-month periods ended March 31, 2019 and 2018, the Company paid $94 thousand in rent, plus $9 thousand and $5 thousand, respectively, in operating expenses relating to this lease.  The right of use asset and lease liability balances as of March 31, 2019, recognized in the Consolidated Balance Sheet, was $4.3 million.

We occasionally lease billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders and paid $36 thousand and $32 thousand, respectively, for the three-month periods ended March 31, 2019 and 2018, for such leases.

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

As of March 31, 2019, the Company had an outstanding principal balance of $110.5 million under the Amended Credit Facility, a $0.6 million Standby Letter of Credit and $138.9 million remaining in available borrowings of the $250.0 million maximum principal available under the Amended Credit Facility. As of March 31, 2019, there have been no withdrawals from the Standby Letter of Credit.

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

In addition to other customary covenants for a facility of this nature, as of March 31, 2019, we are required to maintain a Total Leverage Ratio (Total Funded Debt divided by EBITDA, as defined in the Amended Credit Facility) of no more than 4.75:1 and a Fixed Charge Coverage Ratio (EBITDA divided by Fixed Charges, as defined in the Amended Credit Facility) of at least 1.15:1. As of March 31, 2019, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 1.8:1 and 15.5:1, respectively.

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

At March 31, 2019, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.25%. At March 31, 2019, the one-month LIBOR interest rate was 2.50%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

NOTE 8. TAXES

For the three months ended March 31, 2019 and 2018, the Company’s effective tax rate was 19.6% and 20.5%, respectively. The variation in the effective tax rate in the three-month periods of 2019 and 2018 is primarily attributable to the difference in the excess tax benefit on stock-based compensation.

No uncertain tax positions were recorded as of March 31, 2019 and 2018. No change in uncertain tax positions is anticipated over the next twelve months.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) regarding our expectations and beliefs concerning the timing for completion, cost, financing, transformative potential, scope and impact of, and continued investment in, our Monarch Black Hawk Expansion; additional revenue opportunities as a result of project and budget modifications for our Monarch Black Hawk Expansion; timing of completion of various phases and project updates by our general contractor; our full year of expanded operations in 2020; business prospects; business strategies and outlook; additional revenue opportunities as a result of project and budget modifications for our Monarch Black Hawk Expansion; positioning of our properties to benefit from future macro and local economic growth; capital requirements; anticipated sources of funds and adequacy of such funds to meet our debt obligations and capital requirements; financial condition, legal matters and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “will,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-Q, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

•	our ability to successfully implement our business and growth strategies;
•	our ability to realize the anticipated benefits of our expansion and renovation projects, including the Monarch Black Hawk Expansion;
•	our general contractor’s ability to accurately predict the timing for completion of the Monarch Black Hawk expansion;
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

•	our ability to generate sufficient operating cash flow to help finance our expansion plans;
•	our ability to effectively manage expenses to optimize our margins and operating results;
•	guest acceptance of our expanded facilities once completed and the resulting impact on our market position, growth and future financial results;
•	our ability to successfully complete potential acquisitions and investments;
•	successful integration of acquisitions;
•	access to capital and credit, including our ability to finance future business requirements and the Monarch Black Hawk Expansion;
•	risks related to our present indebtedness and future borrowings;
•	adverse trends in the gaming industry;
•	changes in patron demographics;

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
•

risks, uncertainties and other factors described in “Item 1A - Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) and our other filings with the Securities and Exchange Commission.

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

We earn revenues, operating income and cash flow from Atlantis and Monarch Casino Black Hawk, primarily through our casino, food and beverage operations and, at Atlantis, our hotel operations. The Monarch Casino Black Hawk does not have a hotel; however, we are in the process of renovations and construction that will include a hotel. We focus on delivering exceptional service and value to our guests. Our hands-on management style focuses on exceptional customer services and cost efficiencies.

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

Monarch Casino Black Hawk:  Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and working on the major expansion. There is currently no hotel on the property. In August 2015, we completed the redesign and upgrade of the existing Monarch Casino Black Hawk, bringing to the facility’s interior the same quality, ambiance and finishes of the ongoing master planned expansion that we expect will transform Monarch Casino Black Hawk into a full-scale casino resort. In the fourth quarter of 2013, we began work on the Monarch Black Hawk Expansion. In November 2016, we opened for guest use our elegant nine-story parking facility with about 1,350 spaces for guest use. Construction of a new hotel tower and casino expansion on the site where the old parking structure was sitting is under way. (See CAPITAL SPENDING AND DEVELOPMENT – Monarch Black Hawk Expansion Plan). Once completed, the Monarch Black Hawk Expansion Plan will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars and associated support facilities. Our general contractor has informed us that it is working diligently to complete the expanded casino and hotel tower as well as the new restaurants and retail areas by the end of the third quarter of 2019. We expect the general contractor to provide us with the final phasing and opening dates for the expanded facilities in the second quarter of 2019. In addition, we expect to complete the upgraded amenities in the existing casino in the fourth quarter of 2019, leading to a first full year of expanded operations in 2020.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2019 and 2018

For the three months ended March 31, 2019, our net income totaled $7.0 million, or $0.38 per diluted share, compared to net income of $6.7 million, or $0.36 per diluted share for the same period in 2018, reflecting a 4.1% increase in net income and a 5.6% increase in diluted earnings per share. Net revenues in the three months ended March 31, 2019, totaled $58.7 million, an increase of $2.5 million, or 4.4%, compared to the three months ended March 31, 2018. Income from operations for the three months ended March 31, 2019 totaled $8.7 million compared to $8.6 million for the same period in 2018.

Casino revenue decreased 3.2% in the first quarter of 2019 compared to the first quarter of 2018, due to an increase in promotional allowances (primarily hotel), recognized at the stand alone selling price and recorded as casino contra revenue. Casino operating expense as a percentage of casino revenue increased from 35.7% in the first quarter of 2018 to 37.3% in the same quarter of 2019 due to the increase in promotional allowances.

Food and beverage revenue for the first quarter of 2019 increased 4.5% over the first quarter of 2018, due to a 2.6% increase in food and beverage covers combined with a 1.8% increase in food and beverage revenue per cover. Food and beverage operating expense as a percentage of food and beverage revenue increased in the first quarter of 2019 to 79.1% compared to 77.3% for the same period in 2018 as a result of an increase in labor and product cost.

Hotel revenue increased 33.7% in the first quarter of 2019 compared to the first quarter of 2018. Average daily room rate (“ADR”) of $122.04 in the first quarter of 2019 was $34.22 higher than the ADR of $87.82 in the first quarter of 2018 due to an increase in cash ADR, partially attributable to the Safari group in January, and an increase in the complimentaries ADR recognized at the stand alone selling (retail) price. Hotel occupancy of 84.3% during the first quarter of 2019 was 1.2 percentage points lower compared to 85.5% during the first quarter of 2018. Revenue per Available Room (“REVPAR”), calculated by dividing total hotel revenue by total rooms available, was $114.72 and $85.80 for the three months ended March 31, 2019 and 2018, respectively. Hotel operating expense as a percentage of hotel revenue decreased to 36.8% in the first quarter of 2019 compared to 55.0% for the comparable prior year period primarily as a result of the increase in ADR, combined with a decrease in hotel small equipment.

Other revenue increased 18.0% in the first quarter of 2019 compared to the first quarter of 2018 driven primarily by increased miscellaneous revenue, as well as increases in arcade, spa and retail revenues.

Selling, general and administrative (“SG&A”) expense increased to $16.5 million in the first quarter of 2019 from $15.2 million in the first quarter of 2018 primarily due to a $1.0 million increase in salaries, wages and related benefits expense and a $0.3 million increase in repairs and maintenance, and outside services expenses. As a percentage of net revenue, SG&A expense increased to 28.0% in the first quarter of 2019 compared to 27.0% in the same period in 2018.

Depreciation and amortization expense was $3.6 million and $3.7 million for the three months ended March 31, 2019 and 2018, respectively.

During the first quarter of 2019, we capitalized all interest paid and accrued as the borrowings on our Amended Credit Facility were strictly used to finance the Monarch Black Hawk Expansion Plan. Interest expense, net of amounts capitalized, in the first quarter of 2018 was $80.0 thousand. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests. In addition, we have invested, and continue to invest, in our Monarch Black Hawk Expansion Plan.

Cash paid for capital expenditures for the three-month periods ended March 31, 2019 and 2018 totaled approximately $36.1 million and $12.8 million, respectively. During the three-month periods ended March 31, 2019 and 2018, our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Casino Black Hawk, the renovation of our hotel suites at Atlantis  and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Casino Black Hawk. The capital expenditures were funded from operating cash flows and the Amended Credit Facility. During the three-month period ended March 31, 2018, our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Casino Black Hawk and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Casino Black Hawk. The capital expenditures were funded from operating cash flows.

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

In 2018, we completed certain modifications to the Monarch Casino Black Hawk construction project scope which, we believe, will provide additional revenue opportunities for our expanded resort, including enlarging the casino floor and associated amenities by approximately 6,500 square feet. In addition, we made adjustments to the budget for the rise in construction costs and furniture, fixtures and equipment costs. Accordingly, our total overall budget for the completion of the Monarch Casino Black Hawk hotel tower and casino expansion is approximately $264 to $269 million.

Our general contractor has informed us that it is working diligently to complete the expanded casino and hotel tower as well as the new restaurants and retail areas by the end of the third quarter of 2019. We expect the general contractor to provide us with the final phasing and opening dates for the expanded facilities in the second quarter of 2019. In addition, we expect to complete the upgraded amenities in the existing casino in the fourth quarter of 2019, leading to a first full year of expanded operations in 2020. We expect to finance the cost through a combination of operating cash flows and the Amended Credit Facility. We can provide no assurance that any project will be completed on schedule, if at all, or within established budgets, or that any project will result in increased earnings to us.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facilities.

For the three months ended March 31, 2019, net cash provided by operating activities totaled $13.5 million, an increase of $0.4 million, or 3.4% compared to the same period in the prior year. This increase was primarily a result of an increase in share based compensation expense and an increase in net income, offset by a decrease in working capital and a decrease in depreciation and amortization expense.

Net cash used in investing activities totaled $36.1 million and $12.8 million during the three months ended March 31, 2019 and 2018, respectively. Net cash used in investing activities during the first three months of 2019 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk, for renovation of our hotel suites at Atlantis and for acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the three months of 2018 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk and for acquisition of gaming and other equipment at both properties.

In the first three months of 2019, we borrowed $16.0 million against the Amended Credit Facility, which was used to fund the Monarch Casino Black Hawk expansion. There were no financing activities during the first three months of 2018.

Amended Credit Facility

Under the Amended Credit Facility, our available borrowing capacity is $250.0 million with a maturity date of July 20, 2021. We anticipate that the proceeds from the Amended Credit Facility will be used to partially fund the Monarch Black Hawk Expansion Plan, for ongoing capital expenditure, for working capital needs and general corporate purposes and requirements.

As of March 31, 2019, we had an outstanding principal balance of approximately $110.5 million under the Amended Credit Facility, a $0.6 million Standby Letter of Credit and approximately $138.9 million remaining in available borrowings under the $250.0 million maximum principal available under Amended Credit Facility. As of March 31, 2019, there have been no withdrawals from the Standby Letter of Credit.

The total revolving loan commitment under the Amended Credit Facility will be automatically and permanently reduced to $50.0 million at the earlier of the first full quarter after completion of the hotel tower and casino expansion at the Monarch Casino Black Hawk and December 31, 2019 and all then outstanding revolving loans up to $200.0 million under the Amended Credit Facility will be converted to a term loan at such time. We may be required to prepay borrowings under the Amended Credit Facility no later than December 31, 2019, using excess cash flows depending on our leverage ratio. We have an option to permanently reduce the maximum revolving available credit at any time so long as the amount of such reduction is at least $0.5 million and in multiples of $50,000.

Borrowings are secured by liens on substantially all of our real and personal property.

In addition to other customary covenants for a facility of this nature, as of March 31, 2019, we are required to maintain a Total Leverage Ratio (Total Funded Debt divided by EBITDA, as defined in the Amended Credit Facility) of no more than 4.75:1 and a Fixed Charge Coverage Ratio (EBITDA divided by fixed charges, as defined in the Amended Credit Facility) of at least 1.15:1. As of March 31, 2019, we were in compliance with the financial covenants contained in the Amended Credit Facility, as our Total Leverage Ratio and Fixed Charge Coverage Ratio were 1.8:1 and 15.5:1, respectively.

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

At March 31, 2019, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.25%. At March 31, 2019, the one-month LIBOR interest rate was 2.50%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K. For a more extensive discussion of our accounting policies, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our 2018 Form 10-K filed with SEC on March 14, 2019.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of March 31, 2019 and the next five years and thereafter are as follows (in millions):

	Payments due by period (1)
		Less			Greater
		than 1	1 to 3	3 to 5	than 5
	Total	year	years	years	years
Operating Leases (2)	$25.2	$1.5	$2.8	$2.1	$18.8
Purchase Obligations (3)	32.5	27.6	2.9	2.0	—
Borrowings Under Amended Credit Facility (4)	110.5	—	110.5	—	—
Total Contractual Cash Obligations	$168.2	$29.1	$116.2	$4.1	$18.8

(1)

Because interest payments under our Amended Credit Facility are subject to factors that, in our judgment, vary materially, the amount of future interest payments is not presently determinable. These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the rate at which we deploy capital and other spending which, in turn, impacts the level of future borrowings. The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.50%, or the Prime Rate. The interest rate is adjusted quarterly based on our leverage ratio, which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter. Based on our leverage ratio, at March 31, 2019, pricing was LIBOR plus 1.25% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At March 31, 2019, the one-month LIBOR was 2.50%.

(2)	Operating leases include the Driveway Lease, the Parking Lot Lease and housing leases in Black Hawk, Colorado.

(3)

Purchase obligations represent approximately $22.8 million of commitments related to capital projects and approximately $9.7 million of materials and supplies used in the normal operation of our business. All of the purchase orders and construction commitments are cancelable by us upon providing a 30-day notice.

(4)	The amount represents outstanding draws against the Amended Credit Facility as of March 31, 2019.

As described in the “CAPITAL SPENDING AND DEVELOPMENT” section above, we commenced a substantial expansion of our Monarch Casino Black Hawk facility starting in 2014. While we have disclosed the estimated cost of that expansion, we have not entered into contracts for substantial portions of the work. For this reason, we have included in the table above only the amounts for which we have contractual commitments. At March 31, 2019, we estimate that the remaining cost to complete the Monarch Black Hawk Expansion is between $100 million and $107 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Our current primary market risk exposure is interest rate risk relating to the impact of interest rate movements under our Amended Credit Facility.

As of March 31, 2019, we had $110.5 million of outstanding principal balance under our Amended Credit Facility which bears interest at variable rates. A hypothetical 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at March 31, 2019 would result in a change in our annual interest cost of approximately $1.1 million. See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

 We do not enter into derivative financial instruments for trading or speculative purpose, nor have we experienced any losses to date on any derivative financial instruments due to counterparty credit risk.

We do not have any cash or cash equivalents as of March 31, 2019 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the three-month period ended March 31, 2019, we implemented certain controls related to the adoption of FASB ASC Topic 842, effective January 1, 2019. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of the controls implemented for FASB ASC Topic 842, there were no changes in our internal control over financial reporting during the three-month period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in Item 1A of our 2018 Form 10-K.

We encourage investors to review the risks and uncertainties relating to our business disclosed under the heading Risk Factors or otherwise in the 2018 Form 10-K, as well as those contained in Part I - Forward-Looking Statements thereof, as revised or supplemented by our Quarterly Reports filed with the SEC since the filing of the 2018 Form 10-K.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: May 8, 2019	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)