Form 10-Q
period 2019-06-30
MONARCH CASINO & RESORT INC
filed 2019-08-07
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,050,481 shares as of August 5, 2019.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Casino	$32,836	$31,142	$61,812	$61,087
Food and beverage	17,993	17,541	35,685	34,479
Hotel	8,809	8,097	17,314	14,460
Other	3,123	3,129	6,690	6,151
Net revenues	62,761	59,909	121,501	116,177

Operating expenses
Casino	11,337	10,856	22,157	21,552
Food and beverage	14,321	13,196	28,319	26,290
Hotel	3,447	3,056	6,577	6,555
Other	1,634	1,565	3,214	3,110
Selling, general and administrative	16,506	16,152	32,958	31,337
Depreciation and amortization	3,695	3,738	7,298	7,430
Loss on disposition of assets	—	4	—	4
Pre-opening expenses	188	—	624	—
Total operating expenses	51,128	48,567	101,147	96,278
Income from operations	11,633	11,342	20,354	19,899

Other expenses
Interest expense, net of amounts capitalized	—	(42)	—	(122)
Total other expense	—	(42)	—	(122)

Income before income taxes	11,633	11,300	20,354	19,777
Provision for income taxes	(2,354)	(2,061)	(4,060)	(3,797)
Net income	$9,279	$9,239	$16,294	$15,980

Earnings per share of common stock
Net income
Basic	$0.52	$0.52	$0.91	$0.90
Diluted	$0.50	$0.50	$0.88	$0.86

Weighted average number of common shares and potential common shares outstanding
Basic	17,997	17,821	17,967	17,795
Diluted	18,666	18,569	18,643	18,556

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$26,526	$30,462
Receivables, net	6,404	6,740
Income taxes receivable	—	279
Inventories	3,700	3,692
Prepaid expenses	4,449	5,508
Total current assets	41,079	46,681
Property and equipment
Land	30,034	30,034
Land improvements	7,719	7,645
Buildings	193,235	193,235
Buildings improvements	26,019	25,995
Furniture and equipment	148,699	139,772
Construction in progress	246,670	180,518
Right of use assets	15,975	—
Leasehold improvements	3,782	3,782
	672,133	580,981
Less accumulated depreciation and amortization	(213,301)	(206,657)
Net property and equipment	458,832	374,324
Other assets
Goodwill	25,111	25,111
Intangible assets, net	2,121	2,704
Deferred income taxes	4,027	4,027
Other assets, net	2,011	2,280
Total other assets	33,270	34,122
Total assets	$533,181	$455,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,501	$11,182
Construction accounts payable	18,802	17,152
Accrued expenses	31,038	31,111
Income taxes payable	2,223	—
Short-term lease liability	802	—
Total current liabilities	64,366	59,445
Long-term lease liability	15,180	—
Long-term debt	132,510	94,500
Total liabilities	212,056	153,945
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 18,015,734 outstanding at June 30, 2019; 17,919,021 outstanding at December 31, 2018	191	191
Additional paid-in capital	32,411	30,111
Treasury stock, 1,080,566 shares at June 30, 2019; 1,177,279 shares at December 31, 2018	(14,527)	(15,876)
Retained earnings	303,050	286,756
Total stockholders’ equity	321,125	301,182
Total liabilities and stockholders’ equity	$533,181	$455,127

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2019	17,919,021	$191	$30,111	$286,756	$(15,876)	$301,182
Net exercise of stock options	57,670	—	241	—	804	1,045
Stock-based compensation expense	—	—	915	—	—	915
Net income	—	—	—	7,015	—	7,015
Balance, March 31, 2019	17,976,691	$191	$31,267	$293,771	$(15,072)	$310,157
Net exercise of stock options	39,043	—	141	—	545	686
Stock-based compensation expense	—	—	1,003	—	—	1,003
Net income	—	—	—	9,279	—	9,279
Balance, June 30, 2019	18,015,734	$191	$32,411	$303,050	$(14,527)	$321,125

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2018	17,759,446	$191	$26,890	$257,516	$(18,123)	$266,474
Net exercise of stock options	32,938	—	85	—	465	550
Stock-based compensation expense	—	—	566	—	—	566
Adjustment to beginning retained earnings for accounting changes in accordance with the new revenue recognition standard	—	—	—	(4,858)	—	(4,858)
Net income	—	—	—	6,741	—	6,741
Balance, March 31, 2018	17,792,384	$191	$27,541	$259,399	$(17,658)	$269,473
Net exercise of stock options	82,269	—	(86)	—	1,157	1,071
Stock-based compensation expense	—	—	825	—	—	825
Net income	—	—	—	9,239	—	9,239
Balance, June 30, 2018	17,874,653	$191	$28,280	$268,638	$(16,501)	$280,608

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$16,294	$15,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,298	7,430
Amortization of deferred loan costs	269	269
Stock-based compensation	3,649	3,012
Provisions (recoveries) for bad debts	24	(19)
Loss on disposition of assets	—	4
Changes in operating assets and liabilities:
Receivables	312	1,941
Income taxes	2,502	1,548
Inventories	(8)	35
Prepaid expenses	1,059	434
Right of use asset, net	7	—
Accounts payable	319	(773)
Accrued expenses	(73)	(1,392)
Net cash provided by operating activities	31,652	28,469

Cash flows from investing activities:
Change in construction payable	1,650	13,562
Acquisition of property and equipment	(75,248)	(54,819)
Net cash used in investing activities	(73,598)	(41,257)

Cash flows from financing activities:
Long-term debt borrowings	38,010	10,770
Net cash provided by financing activities	38,010	10,770

Change in cash	(3,936)	(2,018)
Cash and cash equivalents at beginning of period	30,462	29,151
Cash and cash equivalents at end of period	$26,526	$27,133

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,558	$2,250
Accrued expenses - adjustment to beginning retained earnings for accounting changes in accordance with the new revenue recognition standard	—	4,858

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED JUNE  30, 2019

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Monarch Casino & Resort, Inc. was incorporated in 1993. Unless otherwise indicated, “Monarch”, “us”, “we” and the “Company” refer to Monarch Casino & Resort, Inc. and its subsidiaries. Monarch owns and operates the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and Monarch Casino Black Hawk, a casino in Black Hawk, Colorado. In addition, Monarch owns separate parcels of land located next to the Atlantis and a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Casino Black Hawk. Monarch also owns Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

The accompanying unaudited consolidated financial statements include the accounts of Monarch and its subsidiaries (the “Consolidated Financial Statements”). Intercompany balances and transactions are eliminated.

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. Additionally, the carrying value of the Company’s debt approximates fair value due to the variable nature of applicable interest rates and relatively short-term maturity.

Debt Issuance Costs:

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related debt agreement. Loan issuance costs are included in “Other assets, net” on the Company’s consolidated balance sheets. As of June 30, 2019, loan issuance cost, net of amortization was $1.1 million.

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

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. The Company capitalized $1.4 million and $2.6 million, respectively, during the three and six months ended June  30, 2019.

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

Players’ Club Program: The Company operates a players’ club program under which as players perform gaming activities they earn and accumulate points, which may be redeemed for a variety of goods and services. Given the significance of the players’ club program and the ability for members to bank such points based on their past play, we have determined that players’ club program points granted in conjunction with gaming activity constitute a material right and, as such, represent a performance obligation associated with the gaming contracts. At the time points are earned, we recognize deferred revenue at the standalone selling prices (“SSP”) of the goods and services that the points are expected to be redeemed for, with a corresponding decrease in gaming revenue. The points estimated SSP is computed as the cash redemption value of the points expected to be redeemed, which is determined through an analysis of all redemption activity over the preceding twelve-month period.

As of June 30,  2019, we had estimated the obligations related to the players’ club program at $9.3 million, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheet.

Pursuant to the new Financial Accounting Standards Board (“FASB”) guidelines, food and beverage, hotel and other complimentaries are now valued at their retail price and included as revenues within their respective categories, with a corresponding decrease in gaming revenues.  In addition, the cost of providing these complimentary goods and services are now included as expenses within their respective categories.

Food and Beverage, Hotel and Other (retail) Revenues: Food and Beverage, Hotel and Other Revenues in general are recognized when products are delivered or services are performed. The Company recognizes revenue related to the products and services associated with the players points’ redemptions at the time products are delivered or services are performed, with corresponding reduction in the deferred revenue, at SSP. Other complimentaries in conjunction with the gaming and other business are also valued at SSP. Hotel revenue is presented net of non-third-party rebate and commission.

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

NOTE 2. ACCOUNTING FOR LEASES

The Company adopted accounting standard update (“ASU”) No. 2016-02, “Leases (Topic 842), (“ASC 842”)” which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date as of the beginning of its fiscal year, January 1, 2019. At January 1, 2019, the Company recorded a transition adjustment for the right of use assets of $16.4 million offset by short- and long-term lease liabilities of $0.9 million and $15.5 million, respectively, properly treated as a non-cash item in the Consolidated Statement of Cash Flows. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below. The Company elected the package of transition provisions available for expired or existing contracts, which allowed it to carryforward its historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.

For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of the lease payments over the lease term. Many of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into its determination of lease payments when appropriate. As permitted by ASC 842, the Company elected not to separate non-lease components from their related lease components.

When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of its leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

As of the end of the second quarter of 2019, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (as defined and discussed in NOTE 6. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The table below presents information related to the lease costs for operating leases during 2019 (in thousands):

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Short-term lease costs	$88	$176
Long-term lease costs	371	742
Total lease costs	$459	$918

Upon adoption of the new lease standard, incremental borrowing rates used for existing leases were established using the rates in effect as of the lease inception or modification date. The weighted-average incremental borrowing rate of the leases presented in the lease liability as of June 30, 2019 was 4.32%.

The weighted-average remaining lease term of the leases presented in the lease liability as of June 30, 2019 was 21.93 years.

Following is the undiscounted cash flow for the remaining six months of the current year, for each of the next four years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands):

Operating
Leases
Year ending December 31,
2019	$736
2020	1,446
2021	1,432
2022	1,078
2023	1,072
Thereafter	19,084
Total minimum lease payments	24,848
Less: amount of lease payment representing interest	(8,866)
Present value of future minimum payments	15,982
Less: current obligations under leases	(802)
Long-term lease obligations	$15,180

Cash paid related to the operating leases presented in the lease liability for the six months ended June 30, 2019 was $736 thousand.

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

For the three months ended June 30,  2019 and 2018, the effect of the adoption of ASU No. 2016-09 was a decrease of tax expense by $167 thousand and $484 thousand, respectively, resulting in an increase of basic and diluted earnings per share by approximately $0.01 and $0.03,  respectively. For the six months ended June 30, 2019 and 2018, the effect of the adoption of ASU No. 2016-09 was a decrease of tax expense by $420 thousand and $629 thousand, respectively, resulting in an increase of basic and diluted earnings per share by approximately $0.03 for each of the periods.

The Company is estimating forfeitures, rather than accounting for forfeitures as they occur.

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Casino	$55	$43	$101	$81
Food and beverage	48	36	98	74
Hotel	22	11	43	21
Selling, general and administrative	878	735	1,676	1,215
Total stock-based compensation, before taxes	1,003	825	1,918	1,391
Tax benefit	(211)	(173)	(403)	(292)
Total stock-based compensation, net of tax	$792	$652	$1,515	$1,099

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

	Three months ended June 30,
	2019		2018
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	17,997	$0.52	17,821	$0.52
Effect of dilutive stock options	669	(0.02)	748	(0.02)
Diluted	18,666	$0.50	18,569	$0.50

	Six months ended June 30,
	2019		2018
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	17,967	$0.91	17,795	$0.90
Effect of dilutive stock options	676	(0.03)	761	(0.04)
Diluted	18,643	$0.88	18,556	$0.86

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended June 30, 2019 and 2018,  options for approximately 792 thousand and 441 thousand shares, respectively, were excluded from the computation. For the six months ended June 30, 2019 and 2018, options for approximately 759 thousand and 441 thousand shares, respectively, were excluded from the computation.

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

In June 2016, the FASB issued amended accounting guidance for measurement of credit losses on financial instruments. The amended accounting guidance replaces the incurred loss impairment model with a forward-looking expected loss model, and is applicable to most financial assets, including trade receivables other than those arising from operating leases. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim and annual periods beginning after December 15, 2018. A modified retrospective transition method with a cumulative-effect adjustment to retained earnings is required to be applied at the date of adoption. The Company is currently assessing the impact the adoption of this standard will have on its Consolidated Financial Statements.

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, the Company has not yet determined the effect, if any, the implementation of any such proposed or revised standards would have on the Company’s Consolidated Financial Statements.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center, consisting of an approximate 46,000 square-foot commercial building on approximately 4.2 acres of land adjacent to the Atlantis (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, surface parking for the Atlantis. The Company demolished the commercial building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand, commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional 10-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For each of the three-month periods ended June 30, 2019 and 2018, the Company paid $174 thousand in rent, plus $1 thousand and $1 thousand, respectively, in operating expenses relating to this lease. For each of the six-month periods ended June 30, 2019 and 2018, the Company paid $348 thousand in rent, plus $13 thousand and $9 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of June 30, 2019, recognized in the Consolidated Balance Sheet, was $10.9 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent of the Driveway Lease is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. The total cost of the improvements was $2.0 million of which $1.35 million was paid by the Company. The cost of the driveway improvements is being depreciated over the 15-year expected economic life of the asset; some components of the driveway were depreciated over a shorter period of time. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15 year term in the existing Driveway Lease agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For each of the three-month periods ended June 30, 2019 and 2018, the Company paid $94 thousand in rent, plus $4 thousand and $4 thousand, respectively, in operating expenses relating to this lease. For each of the six-month periods ended June 30, 2019 and 2018, the Company paid $188 thousand in rent, plus $13 thousand and $9 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of June 30, 2019, recognized in the Consolidated Balance Sheet, was $4.2 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders and paid $33 thousand and $35 thousand, respectively, for the three-month periods ended June 30, 2019 and 2018,  and paid $69 thousand and $67 thousand, respectively, for the six-month periods ended June 30, 2019 and 2018, for such leases.

NOTE 7. LONG-TERM DEBT

On July 20, 2016, the Company entered into an amended and restated credit facility agreement (the “Amended Credit Facility”). Under the Amended Credit Facility, our available borrowing capacity is $250.0 million, and the maturity date is July 20, 2021.

As of June 30, 2019,  the Company had an outstanding principal balance of $132.5 million under the Amended Credit Facility, a $0.6 million Standby Letter of Credit, and $116.9 million remaining in available borrowings of the $250.0 million maximum principal available under the Amended Credit Facility. As of June 30, 2019, there have been no withdrawals from the Standby Letter of Credit.

The total revolving loan commitment under the Amended Credit Facility will be automatically and permanently reduced to $50.0 million on the earlier of the last business day of the first full quarter after completion of the expansion project at the Monarch Casino Black Hawk (the “Monarch Black Hawk Expansion”), or on December 31, 2019, and all then outstanding revolving loans up to $200.0 million under the Amended Credit Facility will be converted to a term loan at such time. The Company may be required to prepay borrowings under the Amended Credit Facility no later than December 31, 2019, depending on our leverage ratio. The Company has an option to permanently reduce the maximum revolving available credit at any time so long as the amount of such reduction is at least $0.5 million and in multiples of $50 thousand.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of June 30, 2019,  the Company is required to maintain a Total Leverage Ratio (Total Funded Debt divided by EBITDA, as defined in the Amended Credit Facility) of no more than 4.75:1 and a Fixed Charge Coverage Ratio (EBITDA divided by Fixed Charges, as defined in the Amended Credit Facility) of at least 1.15:1. As of June 30, 2019, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 2.1:1 and 10.1:1, respectively.

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

At June 30, 2019,  the Company’s interest rate was based on LIBOR and its leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.50%. At June 30, 2019, the one-month LIBOR interest rate was approximately 2.20%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

The Company may prepay borrowings under the Amended Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid may be re-borrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

The Company believes that its existing cash balances, cash flow from operations and borrowings available under the Amended Credit Facility will provide it with sufficient resources to fund its operations, meet its debt obligations, and fulfill its capital expenditure plans over the next twelve months; however, its operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow or if its cash needs exceed our borrowing capacity under the Amended Credit Facility, it could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

NOTE 8. TAXES

For the six months ended June 30, 2019 and 2018, the Company’s effective tax rate was 19.9% and 19.2%, respectively. The variation in the effective tax rate in the six-month periods of 2019 and 2018 is primarily attributable to the difference in the excess tax benefit on stock-based compensation.

No uncertain tax positions were recorded as of June 30, 2019 and 2018. No change in uncertain tax positions is anticipated over the next twelve months.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) including, but not limited to (i) our expectations and beliefs concerning the project scope, timing for completion, budget and estimated costs, pre-opening expenses, transformative potential and our continued investment in our Monarch Black Hawk Expansion; (ii) our expectations regarding financing of the Monarch Black Hawk Expansion; (iii) our general contractor’s expectations regarding timing for completion of various phases of the Monarch Black Hawk Expansion; (iv) our expectations to have a full year of expanded operations in 2020; (v) our expectations regarding our business prospects, strategies and outlook; (vi) our expectations regarding the positioning of our properties to benefit from future macro and local economic growth; (vii) our expectations regarding future capital requirements; (viii) our anticipated sources of funds and adequacy of such funds to meet our debt obligations and capital requirements; and (ix) our expectations regarding legal and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “will,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-Q, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

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

•	our ability to generate sufficient operating cash flow to service our debt obligations and working capital needs and to help finance our expansion plans;
•	our ability to effectively manage expenses to optimize our margins and operating results;
•	guest acceptance of our expanded facilities once completed and the resulting impact on our market position, growth and future financial results;
•	our ability to successfully complete potential acquisitions and investments;
•	successful integration of acquisitions;
•	access to capital and credit, including our ability to finance future business requirements and the Monarch Black Hawk Expansion;
•	risks related to our present indebtedness and future borrowings;

•	adverse trends in the gaming industry;
•	changes in patron demographics;
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

•	ability to obtain and maintain gaming and other governmental licenses and regulatory approvals;
•	any violations by us of the anti-money laundering laws;
•	cybersecurity risks, including misappropriation of customer information or other breaches of information security;
•	impact of natural disasters, severe weather, terrorist activity and similar events;
•	our competitive environment, including increased competition in our target market areas;
•	increases in the effective rate of taxation at any of our properties or at the corporate level;
•	our ability to successfully estimate the impact of accounting, tax and legal matters; and
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

Atlantis: Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and hotel operations. We continuously upgrade our property. With quality gaming, hotel and dining products, we believe the Atlantis is well positioned to benefit from future macro and local economic growth. Businesses continue to relocate to Northern Nevada and local business volume has steadily increased. While such economic activity drives additional revenue and profit at Atlantis, we are experiencing the adverse effect of increased labor costs, which, combined with continued aggressive marketing programs by our competitors, have applied upward pressure on Atlantis operating margins.

Monarch Casino Black Hawk:  Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and working on the major expansion. There is currently no hotel on the property. In August 2015, we completed the redesign and upgrade of the existing Monarch Casino Black Hawk, bringing to the facility’s interior the same quality, ambiance and finishes of the ongoing master planned expansion that we expect will transform Monarch Casino Black Hawk into a full-scale casino resort. In the fourth quarter of 2013, we began work on the Monarch Black Hawk Expansion. In November 2016, we opened for guest use our elegant nine-story parking facility with about 1,350 spaces for guest use. Construction of a new hotel tower and casino expansion on the site where the old parking structure was sitting is under way. (See CAPITAL SPENDING AND DEVELOPMENT – Monarch Black Hawk Expansion Plan). Once completed, the Monarch Black Hawk Expansion Plan will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars and associated support facilities. Our general contractor has informed us that it expects the first five floors of the new tower, which includes the expanded casino, restaurants and certain public areas, to be completed late in the third quarter or early in the fourth quarter of 2019, and the balance of the hotel tower and new amenities in the fourth quarter of 2019.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2019 and 2018

For the three months ended June 30,  2019, our net income totaled $9.3 million, or $0.50 per diluted share, compared to net income of $9.2 million, or $0.50 per diluted share for the same period in 2018, reflecting a 0.4% increase in net income and no change in diluted earnings per share. Net revenues in the three months ended June 30, 2019, totaled $62.8 million, an increase of $2.9 million, or 4.8%, compared to the three months ended June 30, 2018. Income from operations for the three months ended June 30, 2019 totaled $11.6 million compared to $11.3 million for the same period in 2018.

Casino revenue increased 5.4% in the second quarter of 2019 compared to the second quarter of 2018 due to an increase in guests’ spend per visit and partially offset by an increase in promotional allowances (primarily hotel), recognized at the stand alone selling price and recorded as casino contra revenue. Casino operating expense as a percentage of casino revenue decreased from 34.9% in the second quarter of 2018 to 34.5% in the same quarter of 2019 due to improved operational efficiencies and revenue growth.

Food and beverage revenue for the second quarter of 2019 increased 2.6% over the second quarter of 2018 due to an increase in food and beverage revenue per cover of 5.5%, partially offset by a 2.7% decrease in food and beverage covers. Food and beverage operating expense as a percentage of food and beverage revenue increased in the second quarter of 2019 to 79.6% compared to 75.2% for the same period in 2018 as a result of an increase in labor expense and higher cost of goods sold.

Hotel revenue increased 8.8% in the second quarter of 2019 compared to the second quarter of 2018 due to a $21.18 increase in Average Daily Rate (“ADR”) to $129.91 in the second quarter of 2019 from ADR of $108.73 in the second quarter of 2018. The ADR growth was driven by an increase in cash ADR, as well as an increase in the complimentary ADR, recognized at the stand alone dynamic selling price. Hotel occupancy of 88.3% during the second quarter of 2019 was 3.2 percentage points lower compared to 91.5% during the second quarter of 2018. Revenue per Available Room (“REVPAR”), calculated by dividing total hotel revenue by total rooms available, was $118.34 and $107.98 for the three months ended June 30, 2019 and 2018, respectively. Hotel operating expense as a percentage of hotel revenue increased to 39.1% in the second quarter of 2019 compared to 37.7% for the comparable prior year period primarily as a result of the increases in labor expense and repair and maintenance expense, combined with the decline in occupancy.

Other revenue was essentially flat compared to the same prior year period.

Selling, general and administrative (“SG&A”) expense increased to $16.5 million in the second quarter of 2019 from $16.2 million in the second quarter of 2018 primarily due to a $0.7 million increase in salaries, wages and related benefits expense, partially offset by a $0.2 million decrease in utilities expense, $0.1 million decrease in repairs and maintenance expense and $0.1 million decrease in property taxes at Atlantis. As a percentage of net revenue, SG&A expense decreased to 26.3% in the second quarter of 2019 compared to 27.0% in the same period in 2018.

Depreciation and amortization expense was essentially unchanged at $3.7 million for the three months ended June 30, 2019 and 2018.

During the second quarter of 2019, we capitalized all interest paid and accrued as the borrowings on our Amended Credit Facility were strictly used to finance the Monarch Black Hawk Expansion Plan. Interest expense, net of amounts capitalized, in the second quarter of 2018 was $42.0 thousand. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2019 and 2018

For the six months ended June 30, 2019, our net income totaled $16.3 million, or $0.88 per diluted share, compared to net income of $16.0 million, or $0.86 per diluted share, for the same period in 2018, reflecting a 2.0% increase in net income and 2.3% increase in diluted earnings per share. Net revenues totaled $121.5 million in the six-month period of 2019, reflecting an increase of $5.3 million, or 4.6%, compared to the same period in 2018. Income from operations for the six months ended June 30, 2019 totaled $20.4 million compared to $19.9 million for the same period in 2018, representing an increase of $0.5 million or 2.3%.

Casino revenue increased 1.2% in the first six months of 2019 compared to the first six months of 2018 due to an increase in gaming activities, partially offset by an increase in promotional allowances (primarily hotel), recognized at the stand alone selling price and recorded as casino contra revenue. Casino operating expense as a percentage of casino revenue increased to 35.8% in the first six months of 2019 compared to 35.3% in the first six months of 2018, primarily as a result of an increase in promotional expenses.

Food and beverage revenue for the first six months of 2019 increased 3.5% over the first six months of 2018 due to a 3.6% increase in average revenue per cover, partially offset by a 0.1% decrease in covers. Food and beverage operating expense as a percentage of food and beverage revenue increased in the first six months of 2019 to 79.4% compared to 76.2% for the same period in the prior year, primarily as a result of increased labor expense and higher cost of goods sold.

Hotel revenue increased 19.7% due to an increase in ADR to $126.06 in the first six months of 2019 compared to $100.57 in the first six months of 2018, partially offset by a decrease in occupancy to 86.3% during the first six months of 2019 compared to 88.5% during the first six months of 2018. The increase in ADR was a result of an increase in cash ADR of $17.20, combined with an increase in complimentary ADR, recognized at the stand alone dynamic selling price. Hotel operating expense as a percentage of hotel revenue decreased to 38.0% in the first six months of 2019 as compared to 45.3% for the comparable prior year period as a result of a decrease in small equipment expense and higher ADR.

Other revenue increased 8.8% in the first six months of 2019 compared to the first six months of 2018 due to a recovery of written off bad debt.

SG&A expense increased by $1.6 million to $33.0 million in the first six months of 2019 primarily due to an increase in salaries, wages and employee benefit expenses. As a percentage of net revenue, SG&A expense slightly increased to 27.1% in the first six months of 2019 from 27.0% in the first six months of 2018.

Depreciation and amortization expense decreased slightly to $7.3 million for the six months ended June 30, 2019 as compared to $7.4 million for the six months ended June 30, 2018 primarily as a result of assets having become fully depreciated.

All $2.6 million in interest in the first six months of 2019 was capitalized, compared to $0.7 million of interest capitalized and $0.1 million expensed in the same period of 2018.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests. In addition, we have invested, and continue to invest, in our Monarch Black Hawk Expansion Plan.

Cash paid for capital expenditures for the six-month periods ended June 30, 2019 and 2018 totaled approximately $73.6 million and $41.3 million, respectively. During the six-month period ended June 30, 2019 our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Casino Black Hawk, the renovation of our hotel suites at Atlantis and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Casino Black Hawk. During the six-month period ended June 30, 2018, our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Casino Black Hawk and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Casino Black Hawk. The capital expenditures were funded from operating cash flows and the Amended Credit Facility.

Monarch Black Hawk Expansion Plan

In the fourth quarter of 2013, we began work to convert the Monarch Casino Black Hawk into a full-scale casino resort (the “Monarch Black Hawk Expansion Plan”).

The Monarch Black Hawk Expansion Plan includes multi-phased expansion of Monarch Casino Black Hawk, which involves construction of a new parking structure, demolition of the existing parking structure and construction of a new hotel tower and casino expansion. In November 2016, the new nine-story parking structure, offering approximately 1,350 parking spaces, was completed and became available for use by Monarch Casino Black Hawk guests. The demolition and removal of the old parking structure, which included a controlled implosion of the old garage, was completed in the first quarter of 2017.

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

The general contractor of the Monarch Casino Black Hawk expansion project has informed us that it expects the first five floors of the new tower, which includes the expanded casino, restaurants and certain public areas, to be completed late in the third quarter or early in the fourth quarter of 2019, and the balance of the hotel tower and new amenities in the fourth quarter of 2019. We expect to finance the cost through a combination of operating cash flows and the Amended Credit Facility. We can provide no assurance that any project will be completed on schedule, if at all, or within established budgets, or that any project will result in increased earnings to us.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facility.

For the six months ended June 30, 2019, net cash provided by operating activities totaled $31.7 million, an increase of $3.2 million, or 11.2% compared to the same period in the prior year. This increase was primarily the result of an increase in share based compensation expense, a decrease in working capital and an increase in net income.

Net cash used in investing activities totaled $73.6 million and $41.3 million during the six months ended June 30, 2019 and 2018, respectively. Net cash used in investing activities during the first six months of 2019 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk, for renovation of our hotel suites at Atlantis and for acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first six months of 2018 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk and for acquisition of gaming and other equipment at both properties.

In the first six months of 2019 and 2018, we borrowed $38.0 million and $10.8 million, respectively, under the Amended Credit Facility. The borrowings were used to fund the Monarch Casino Black Hawk expansion.

Amended Credit Facility

Under the Amended Credit Facility, our available borrowing capacity is $250.0 million with a maturity date of July 20, 2021. We anticipate that the proceeds from the Amended Credit Facility will be used to partially fund the Monarch Black Hawk Expansion Plan, for ongoing capital expenditure, for working capital needs and general corporate purposes and requirements.

As of June 30, 2019, we had an outstanding principal balance of approximately $132.5 million under the Amended Credit Facility, a $0.6 million Standby Letter of Credit and approximately $116.9 million remaining in available borrowings under the $250.0 million maximum principal available under Amended Credit Facility. As of June 30, 2019, there have been no withdrawals from the Standby Letter of Credit.

The total revolving loan commitment under the Amended Credit Facility will be automatically and permanently reduced to $50.0 million on the earlier of the last business day of the first full quarter after completion of the hotel tower and casino expansion at the Monarch Casino Black Hawk and December 31, 2019, and all then outstanding revolving loans up to $200.0 million under the Amended Credit Facility will be converted to a term loan at such time. We may be required to prepay borrowings under the Amended Credit Facility no later than December 31, 2019, depending on our leverage ratio. We have an option to permanently reduce the maximum revolving available credit at any time so long as the amount of such reduction is at least $0.5 million and in multiples of $50,000.

Borrowings are secured by liens on substantially all of our real and personal property.

In addition to other customary covenants for a facility of this nature, as of June 30, 2019, we are required to maintain a Total Leverage Ratio (Total Funded Debt divided by EBITDA, as defined in the Amended Credit Facility) of no more than 4.75:1 and a Fixed Charge Coverage Ratio (EBITDA divided by fixed charges, as defined in the Amended Credit Facility) of at least 1.15:1. As of June 30, 2019, we were in compliance with the financial covenants contained in the Amended Credit Facility, as our Total Leverage Ratio and Fixed Charge Coverage Ratio were 2.1:1 and 10.1:1, respectively.

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

At June 30, 2019, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.50%. At June 30, 2019, the one-month LIBOR interest rate was approximately 2.20%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2019 and the next five years and thereafter are as follow (in millions):

	Payments due by period (1)
		Less			Greater
		than 1	1 to 3	3 to 5	than 5
	Total	year	years	years	years
Operating Leases (2)	$24.9	$1.5	$2.7	$2.1	$18.6
Purchase Obligations (3)	34.7	30.2	2.3	2.2	—
Borrowings Under Amended Credit Facility (4)	132.5	—	132.5	—	—
Total Contractual Cash Obligations	$192.1	$31.7	$137.5	$4.3	$18.6

(1)

Because interest payments under our Amended Credit Facility are subject to factors that, in our judgment, vary materially, the amount of future interest payments is not presently determinable. These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the rate at which we deploy capital and other spending which, in turn, impacts the level of future borrowings. The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.50%, or the Prime Rate. The interest rate is adjusted quarterly based on our leverage ratio, which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter. Based on our leverage ratio, at June 30, 2019, pricing was LIBOR plus 1.50% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At June 30, 2019, the one-month LIBOR was 2.20%.

(2)	Operating leases include the Driveway Lease, the Parking Lot Lease, billboards leases and housing leases in Black Hawk, Colorado.

(3)

Purchase obligations represent approximately $25.0 million of commitments related to capital projects and approximately $9.7 million of materials and supplies used in the normal operation of our business. All of the purchase orders and construction commitments are cancelable by us upon providing a 30-day notice.

(4)	The amount represents payment obligations of outstanding draws against the Amended Credit Facility as of June 30, 2019.

As described in the “CAPITAL SPENDING AND DEVELOPMENT” section above, we commenced a substantial expansion of our Monarch Casino Black Hawk facility starting in 2014. While we have disclosed the estimated cost of that expansion, we have not entered into contracts for substantial portions of the work. For this reason, we have included in the table above only the amounts for which we have contractual commitments. At June 30, 2019, we estimate that the remaining cost to complete the Monarch Black Hawk Expansion is between $70 million and $77 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Our current primary market risk exposure is interest rate risk relating to the impact of interest rate movements under our Amended Credit Facility.

As of June 30, 2019, we had $132.5 million of outstanding principal balance under our Amended Credit Facility which bears interest at variable rates. A hypothetical 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at June 30, 2019 would result in a change in our annual interest cost of approximately $1.3 million. See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

We do not enter into derivative financial instruments for trading or speculative purpose, nor have we experienced any losses to date on any derivative financial instruments due to counterparty credit risk.

We do not have any cash or cash equivalents as of June 30, 2019 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the six-month period ended June 30,  2019, we implemented certain controls related to the adoption of FASB ASC Topic 842, effective January 1, 2019. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of the controls implemented for FASB ASC Topic 842, there were no changes in our internal control over financial reporting during the six-month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: August 7, 2019	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)