Form 10-Q
period 2019-09-30
MONARCH CASINO & RESORT INC
filed 2019-11-07
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,082,135 shares as of November 1, 2019.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Casino	$34,169	$33,504	$95,981	$94,591
Food and beverage	18,341	18,472	54,026	52,951
Hotel	9,878	9,167	27,192	23,627
Other	3,197	3,216	9,887	9,367
Net revenues	65,585	64,359	187,086	180,536

Operating expenses
Casino	11,674	11,455	33,831	33,007
Food and beverage	14,566	13,700	42,885	39,990
Hotel	3,437	3,315	10,014	9,870
Other	1,699	1,571	4,913	4,681
Selling, general and administrative	17,885	16,793	50,843	48,130
Depreciation and amortization	3,686	3,651	10,984	11,081
Pre-opening expenses	953	—	1,577	—
Construction litigation expenses	162	—	162	—
Loss on disposition of assets	—	8	—	12
Total operating expenses	54,062	50,493	155,209	146,771
Income from operations	11,523	13,866	31,877	33,765

Other expenses
Interest expense, net of amounts capitalized	—	(55)	—	(177)
Total other expense	—	(55)	—	(177)

Income before income taxes	11,523	13,811	31,877	33,588
Provision for income taxes	(2,197)	(2,952)	(6,257)	(6,749)
Net income	$9,326	$10,859	$25,620	$26,839

Earnings per share of common stock
Net income
Basic	$0.52	$0.61	$1.42	$1.51
Diluted	$0.50	$0.58	$1.37	$1.44

Weighted average number of common shares and potential common shares outstanding
Basic	18,056	17,886	17,997	17,826
Diluted	18,709	18,631	18,665	18,582

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$29,088	$30,462
Receivables, net	6,763	6,740
Income taxes receivable	—	279
Inventories	4,540	3,692
Prepaid expenses	5,588	5,508
Total current assets	45,979	46,681
Property and equipment
Land	30,769	30,034
Land improvements	7,742	7,645
Buildings	193,235	193,235
Buildings improvements	26,291	25,995
Furniture and equipment	150,249	139,772
Construction in progress	275,120	180,518
Right of use assets	15,776	—
Leasehold improvements	3,848	3,782
	703,030	580,981
Less accumulated depreciation and amortization	(216,695)	(206,657)
Net property and equipment	486,335	374,324
Other assets
Goodwill	25,111	25,111
Intangible assets, net	1,829	2,704
Deferred income taxes	4,027	4,027
Other assets, net	1,877	2,280
Total other assets	32,844	34,122
Total assets	$565,158	$455,127
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,149	$11,182
Construction accounts payable	12,804	17,152
Accrued expenses	32,740	31,111
Income taxes payable	4,136	—
Short-term lease liability	797	—
Total current liabilities	61,626	59,445
Long-term lease liability	14,989	—
Long-term debt	155,850	94,500
Total liabilities	232,465	153,945
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 18,082,135 outstanding at September 30, 2019; 17,919,021 outstanding at December 31, 2018	191	191
Additional paid-in capital	33,728	30,111
Treasury stock, 1,014,165 shares at September 30, 2019; 1,177,279 shares at December 31, 2018	(13,602)	(15,876)
Retained earnings	312,376	286,756
Total stockholders’ equity	332,693	301,182
Total liabilities and stockholders’ equity	$565,158	$455,127

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2019	17,919,021	$191	$30,111	$286,756	$(15,876)	$301,182
Net exercise of stock options	57,670	—	241	—	804	1,045
Stock-based compensation expense	—	—	915	—	—	915
Net income	—	—	—	7,015	—	7,015
Balance, March 31, 2019	17,976,691	$191	$31,267	$293,771	$(15,072)	$310,157
Net exercise of stock options	39,043	—	141	—	545	686
Stock-based compensation expense	—	—	1,003	—	—	1,003
Net income	—	—	—	9,279	—	9,279
Balance, June 30, 2019	18,015,734	$191	$32,411	$303,050	$(14,527)	$321,125
Net exercise of stock options	66,401	—	290	—	925	1,215
Stock-based compensation expense	—	—	1,027	—	—	1,027
Net income	—	—	—	9,326	—	9,326
Balance, September 30, 2019	18,082,135	$191	$33,728	$312,376	$(13,602)	$332,693

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2018	17,759,446	$191	$26,890	$257,516	$(18,123)	$266,474
Net exercise of stock options	32,938	—	85	—	465	550
Stock-based compensation expense	—	—	566	—	—	566
Adjustment to beginning retained earnings for accounting changes in accordance with the new revenue recognition standard	—	—	—	(4,858)	—	(4,858)
Net income	—	—	—	6,741	—	6,741
Balance, March 31, 2018	17,792,384	$191	$27,541	$259,399	$(17,658)	$269,473
Net exercise of stock options	82,269	—	(86)	—	1,157	1,071
Stock-based compensation expense	—	—	825	—	—	825
Net income	—	—	—	9,239	—	9,239
Balance, June 30, 2018	17,874,653	$191	$28,280	$268,638	$(16,501)	$280,608
Net exercise of stock options	19,404	—	276	—	7	283
Stock-based compensation expense	—	—	902	—	—	902
Net income	—	—	—	10,859	—	10,859
Balance, September 30, 2018	17,894,057	$191	$29,458	$279,497	$(16,494)	$292,652

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$25,620	$26,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,984	11,081
Amortization of deferred loan costs	403	403
Stock-based compensation	5,892	4,197
Provisions for bad debts	44	27
Loss on disposition of assets	—	12
Changes in operating assets and liabilities:
Receivables	(67)	(35)
Income taxes	4,415	2,099
Inventories	(848)	11
Prepaid expenses	(80)	1
Right of use asset, net	10	—
Accounts payable	(33)	691
Accrued expenses	1,629	(335)
Net cash provided by operating activities	47,969	44,991

Cash flows from investing activities:
Change in construction payable	(4,348)	19,178
Acquisition of property and equipment	(106,345)	(101,696)
Net cash used in investing activities	(110,693)	(82,518)

Cash flows from financing activities:
Long-term debt borrowings	61,350	43,070
Net cash provided by financing activities	61,350	43,070

Change in cash and cash equivalents	(1,374)	5,543
Cash and cash equivalents at beginning of period	30,462	29,151
Cash and cash equivalents at end of period	$29,088	$34,694

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$—	$186
Cash paid for income taxes	$1,842	$4,650
Accrued expenses - adjustment to beginning retained earnings for accounting changes in accordance with the new revenue recognition standard	—	4,858

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED SEPTEMBER  30, 2019

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

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Debt Issuance Costs:

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related debt agreement. Loan issuance costs are included in “Other assets, net” on the Company’s consolidated balance sheets. As of September 30, 2019, loan issuance cost, net of amortization was $1.0 million.

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

Capitalized Interest:

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. The Company capitalized $1.6 million and $4.2 million, respectively, during the three and nine months ended September 30, 2019.

Revenue Recognition:

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

Players’ Club Program: The Company operates a players’ club program under which as players perform gaming activities they earn and accumulate points, which may be redeemed for a variety of goods and services. Given the significance of the players’ club program and the ability for members to bank such points based on their past play, the Company has determined that players’ club program points granted in conjunction with gaming activity constitute a material right and, as such, represent a performance obligation associated with the gaming contracts. At the time points are earned, the Company recognizes deferred revenue at the standalone selling prices (“SSP”) of the goods and services that the points are expected to be redeemed for, with a corresponding decrease in gaming revenue. The points estimated SSP is computed as the cash redemption value of the points expected to be redeemed, which is determined through an analysis of all redemption activity over the preceding twelve-month period.

As of September 30,  2019, the Company had estimated the obligations related to the players’ club program at $9.3 million, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheet.

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

Sales and other taxes: Sales taxes and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in revenues or operating expenses. In addition, tips and other gratuities, excluding service charges, collected from customers on behalf of the Company’s employees are also accounted for on a net basis and are not included in revenues or operating expenses.

NOTE 2. ACCOUNTING FOR LEASES

The Company adopted Accounting Standards  Update (“ASU”) No. 2016-02, “Leases (Topic 842), (“ASC 842”)” which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date as of the beginning of its fiscal year, January 1, 2019. At January 1, 2019, the Company recorded a transition adjustment for the right of use assets of $16.4 million offset by short- and long-term lease liabilities of $0.9 million and $15.5 million, respectively, properly treated as a non-cash item in the Consolidated Statement of Cash Flows. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below. The Company elected the package of transition provisions available for expired or existing contracts, which allowed it to carryforward its historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.

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

As of September 30, 2019, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (as defined and discussed in NOTE 6. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The table below presents information related to the lease costs for operating leases during 2019 (in thousands):

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Short-term lease costs	$82	$258
Long-term lease costs	372	1,114
Total lease costs	$454	$1,372

Upon adoption of the new lease standard, incremental borrowing rates used for existing leases were established using the rates in effect as of the lease inception or modification date. The weighted-average incremental borrowing rate of the leases presented in the lease liability as of September 30, 2019 was 4.33%.

The weighted-average remaining lease term of the leases presented in the lease liability as of September 30, 2019 was  21.8 years.

Following is the undiscounted cash flow for the remaining three months of the current year, for each of the next four years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands):

Operating
Leases
Year ending December 31,
2019	$368
2020	1,446
2021	1,432
2022	1,078
2023	1,072
Thereafter	19,084
Total minimum lease payments	24,480
Less: amount of lease payment representing interest	(8,694)
Present value of future minimum payments	15,786
Less: current obligations under leases	(797)
Long-term lease obligations	$14,989

Cash paid related to the operating leases presented in the lease liability for the nine months ended September 30,  2019 was  $1.1 million.

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

For the three months ended September 30,  2019 and 2018, the effect of the adoption of ASU No. 2016-09 was a decrease of tax expense by $325 thousand and $115 thousand, respectively, resulting in an increase of basic and diluted earnings per share by approximately $0.02 and $0.01, respectively. For the nine months ended September 30, 2019 and 2018, the effect of the adoption of ASU No. 2016-09 was a decrease of tax expense by $745 thousand and $744 thousand, respectively, resulting in an increase of basic and diluted earnings per share by approximately $0.04 for each of the periods.

The Company is estimating forfeitures, rather than accounting for forfeitures as they occur.

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Casino	$51	$17	$152	$98
Food and beverage	52	15	150	89
Hotel	28	17	71	38
Selling, general and administrative	896	853	2,572	2,068
Total stock-based compensation, before taxes	1,027	902	2,945	2,293
Tax benefit	(216)	(189)	(618)	(482)
Total stock-based compensation, net of tax	$811	$713	$2,327	$1,811

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

	Three months ended September 30,
	2019		2018
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,056	$0.52	17,886	$0.61
Effect of dilutive stock options	653	(0.02)	745	(0.03)
Diluted	18,709	$0.50	18,631	$0.58

	Nine months ended September 30,
	2019		2018
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	17,997	$1.42	17,826	$1.51
Effect of dilutive stock options	668	(0.05)	756	(0.07)
Diluted	18,665	$1.37	18,582	$1.44

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended September 30, 2019 and 2018,  options for approximately 847 thousand and 473 thousand shares, respectively, were excluded from the computation. For the nine months ended September 30, 2019 and 2018, options for approximately 795 thousand and 367 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center, consisting of an approximate 46,000 square-foot commercial building on approximately 4.2 acres of land adjacent to the Atlantis (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, surface parking for the Atlantis. The Company demolished the commercial building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand, commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional 10-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For each of the three-month periods ended September 30, 2019 and 2018, the Company paid $174 thousand in rent, plus $6 thousand and $6 thousand, respectively, in operating expenses relating to this lease. For each of the nine-month periods ended September 30, 2019 and 2018, the Company paid $522 thousand in rent, plus $19 thousand and $15 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of September 30, 2019, recognized in the Consolidated Balance Sheet, was $10.9 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent of the Driveway Lease is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. The total cost of the improvements was $2.0 million of which $1.35 million was paid by the Company. The cost of the driveway improvements was depreciated over the 15-year expected economic life of the asset; some components of the driveway were depreciated over a shorter period of time. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15 year term in the existing Driveway Lease agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For each of the three-month periods ended September 30, 2019 and 2018, the Company paid $94 thousand in rent, plus $7 thousand and $6 thousand, respectively, in operating expenses relating to this lease. For each of the nine-month periods ended September 30, 2019 and 2018, the Company paid $282 thousand in rent, plus $20 thousand and $15 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of September 30, 2019, recognized in the Consolidated Balance Sheet, was $4.2 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders and paid $48 thousand and $42 thousand, respectively, for the three-month periods ended September 30, 2019 and 2018,  and paid $117 thousand and $109 thousand, respectively, for the nine-month periods ended September 30, 2019 and 2018, for such leases.

NOTE 7. LONG-TERM DEBT

On July 20, 2016, the Company entered into an amended and restated credit facility agreement (the “Amended Credit Facility”). Under the Amended Credit Facility, the Company’s available borrowing capacity is $250.0 million, and the maturity date is July 20, 2021.

As of September 30, 2019, the Company had an outstanding principal balance of $155.9 million under the Amended Credit Facility, a $0.6 million Standby Letter of Credit, and $93.5 million remaining in available borrowings of the $250.0 million maximum principal available under the Amended Credit Facility. As of September 30, 2019, there have been no withdrawals from the Standby Letter of Credit.

The total revolving loan commitment under the Amended Credit Facility will be automatically and permanently reduced to $50.0 million on December 31, 2019, and all then outstanding revolving loans up to $200.0 million under the Amended Credit Facility will be converted to a term loan at such time. The Company may be required to prepay borrowings under the Amended Credit Facility no later than December 31, 2019, depending on its leverage ratio. The Company has an option to permanently reduce the maximum revolving available credit at any time so long as the amount of such reduction is at least $0.5 million and in multiples of $50 thousand.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of September 30, 2019, the Company is required to maintain a Total Leverage Ratio (Total Funded Debt divided by EBITDA, as defined in the Amended Credit Facility) of no more than 4.75:1 and a Fixed Charge Coverage Ratio (EBITDA divided by Fixed Charges, as defined in the Amended Credit Facility) of at least 1.15:1. As of September 30, 2019, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 2.6:1 and 8.0:1, respectively.

The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.50%, or the Prime Rate. The applicable margins will vary depending on Company’s leverage ratio. Commitment fees are equal to the daily average unused revolving commitment multiplied by the commitment fee percentage, ranging from 0.175% to 0.45%, based on Company’s leverage ratio.

At September 30, 2019, the Company’s interest rate was based on LIBOR and its leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.50%. At September 30, 2019, the one-month LIBOR interest rate was approximately 2.06%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

The Company may prepay borrowings under the Amended Credit Facility without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid may be re-borrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

The Company believes that its existing cash balances, cash flow from operations and borrowings available under the Amended Credit Facility will provide it with sufficient resources to fund its operations, meet its debt obligations, and fulfill its capital expenditure plans over the next twelve months; however, its operations are subject to financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow or if its cash needs exceed the Company’s borrowing capacity under the Amended Credit Facility, it could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or obtaining additional equity capital.

NOTE 8. TAXES

For the nine months ended September 30, 2019 and 2018, the Company’s effective tax rate was 19.6% and 20.1%, respectively.

No uncertain tax positions were recorded as of September 30, 2019 and 2018. No change in uncertain tax positions is anticipated over the next twelve months.

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

NOTE 10. LEGAL MATTERS:

On August 30, 2019, PCL Construction Services, Inc. (“PCL”) filed a complaint in District Court, City and County of Denver, Colorado, against the Company and its Colorado subsidiaries, in connection with the Company’s expansion plans for Monarch Casino Black Hawk. The complaint alleges, among other things, the defendants breached the construction contract with PCL and certain implied warranties. The Company intends to vigorously defend the action and plans to file appropriate counterclaims against PCL in due course.

This action is in the preliminary stages and we are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

During the third quarter of 2019, we recognized $0.2 million in construction litigation expense relating to this lawsuit.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. Management believes that the amount of any reasonably possible or probable loss for such other known matters would not have a material adverse impact on our financial conditions, cash flows or results of operations; however, the outcome of these actions is inherently difficult to predict.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) including, but not limited to (i) our expectations and beliefs concerning the project scope, timing for completion, budget and estimated costs, pre-opening expenses, transformative potential and our continued investment in our expansion project at the Monarch Casino Black Hawk (the "Monarch Black Hawk Expansion"); (ii) our expectations regarding financing of the Monarch Black Hawk Expansion; (iii) our expectations and intentions regarding the expenses, defenses and outcomes of the lawsuit filed by the construction project general contractor against us; (iv) our expectations to have a full year of expanded operations in 2020; (v) our expectations regarding our business prospects, strategies and outlook; (vi) our expectations regarding the positioning of our properties to benefit from future macro and local economic growth; (vii) our expectations regarding future capital requirements; (viii) our anticipated sources of funds and adequacy of such funds to meet our debt obligations and capital requirements; and (ix) our expectations regarding legal and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “will,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-Q, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

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
•

ongoing disagreements over costs of and responsibility for delays and other construction related matters with our Monarch Casino Black Hawk general contractor, including, as previously reported, the initiation of litigation against us by such contractor;

•	our filing of affirmative defenses and extensive counterclaims against the Monarch Casino Black Hawk contractor in the above mentioned litigation;
•

risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems and delays; shortages of materials or skilled labor; environmental, health and safety issues; weather and other hazards, site access matters, and unanticipated cost increases);

•

risks related to pending litigation, which is costly and time-consuming to defend, and if decided against us, could require us to pay substantial judgments or settlements. We cannot predict with certainty the outcomes of such legal proceedings, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur;

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

Monarch Casino Black Hawk:  Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and working on the major expansion. There is currently no hotel on the property. In August 2015, we completed the redesign and upgrade of the existing Monarch Casino Black Hawk, bringing to the facility’s interior the same quality, ambiance and finishes of the ongoing master planned expansion that we expect will transform Monarch Casino Black Hawk into a full-scale casino resort. In the fourth quarter of 2013, we began work on the Monarch Black Hawk Expansion. In November 2016, we opened for guest use our elegant nine-story parking facility with about 1,350 spaces for guest use. Construction of a new hotel tower and casino expansion on the site where the old parking structure was sitting is under way. (See CAPITAL SPENDING AND DEVELOPMENT – Monarch Black Hawk Expansion Plan). Once completed, the Monarch Black Hawk Expansion Plan will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars and associated support facilities. We expect our Monarch Casino Black Hawk expansion project – including the hotel, expanded casino, restaurants and certain public areas – to be fully open in the first quarter of 2020. The remaining remodeling of some areas of the existing casino is expected to be completed in the second quarter of 2020.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2019 and 2018

For the three months ended September 30, 2019, our net income totaled $9.3 million, or $0.50 per diluted share, compared to net income of $10.9 million, or $0.58 per diluted share for the same period in 2018, reflecting a 14.1% and 13.8% decrease in net income and diluted earnings per share, respectively. Net revenues in the three months ended September 30, 2019, totaled $65.6 million, an increase of $1.2 million, or 1.9%, compared to the three months ended September 30, 2018. Income from operations for the three months ended September 30, 2019 totaled $11.5 million compared to $13.9 million for the same period in 2018.

Casino revenue increased 2.0% in the third quarter of 2019 compared to the third quarter of 2018 due to an increase in guests’ spend per visit and partially offset by an increase in promotional allowances (primarily hotel), recognized at the stand alone selling price and recorded as casino contra revenue. Casino operating expense as a percentage of casino revenue was essentially unchanged at 34.2% for the three months ended September 30, 2019 and 2018.

Food and beverage revenue for the third quarter of 2019 decreased 0.7% compared to the third quarter of 2018 due to a 2.3% decrease in food and beverage covers, partially offset by a  1.7% increase in food and beverage revenue per cover. Food and beverage operating expense as a percentage of food and beverage revenue increased in the third quarter of 2019 to 79.4% compared to 74.2% for the same period in 2018 as a result of an increase in payroll and healthcare expenses, and higher cost of goods sold.

Hotel revenue increased 7.8% in the third quarter of 2019 compared to the third quarter of 2018 due to a $14.38 increase in the Average Daily Rate (“ADR”) to $130.44 in the third quarter of 2019 from ADR of $116.06 in the third quarter of 2018. The ADR growth was driven by an increase in the complimentary ADR, recognized at the stand alone dynamic selling price. Hotel occupancy of 95.5% during the third quarter of 2019 was 0.8 percentage points lower compared to 96.3% during the third quarter of 2018. Revenue per Available Room (“REVPAR”), calculated by dividing total hotel revenue by total rooms available, was $131.26 and $120.92 for the three months ended September 30, 2019 and 2018, respectively. Hotel operating expense as a percentage of hotel revenue decreased to 34.8% in the third quarter of 2019 compared to 36.2% for the comparable prior year period primarily as a result of the increase in ADR.

Both hotel and food and beverage cash revenues were negatively impacted by the cancellation of the 2019 Interbike conference, which Reno hosted in September of 2018, and which drove strong hotel and food and beverage revenue last year.

Other revenue was essentially flat compared to the same prior year period.

Selling, general and administrative (“SG&A”) expense increased to $17.9 million in the third quarter of 2019 from $16.8 million in the third quarter of 2018 primarily due to a $0.6 million increase in salaries, wages and related benefits expense, a $0.2 million increase in repairs and maintenance expense,  and a $0.1 million increase in sales and marketing expense. As a percentage of net revenue, SG&A expense increased to 27.3% in the third quarter of 2019 compared to 26.1% in the same period in 2018.

Depreciation and amortization expense was essentially unchanged at $3.7 million for the three months ended September 30, 2019 and 2018.

During the third quarter of 2019, we recognized $1.0 million in pre-opening expense related to the upcoming opening of the new hotel and expanded casino in Black Hawk and $0.2 million in construction litigation expense related to the lawsuit filed by the Monarch Black Hawk Expansion construction project general contractor against the Company. We had no such expenses in 2018.

During the third quarter of 2019, we capitalized all interest paid and accrued, as the borrowings on our Amended Credit Facility were strictly used to finance the Monarch Black Hawk Expansion Plan. Interest expense, net of amounts capitalized, in the third quarter of 2018 was $55.0 thousand. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2019 and 2018

For the nine months ended September 30, 2019, our net income totaled $25.6 million, or 1.37 per diluted share, compared to net income of $26.8 million, or $1.44 per diluted share, for the same period in 2018, reflecting a 4.5% decrease in net income and 4.9% decrease in diluted earnings per share. Net revenues totaled $187.1 million in the nine-month period of 2019, reflecting an increase of $6.6 million, or 3.6%, compared to the same period in 2018. Income from operations for the nine months ended September 30, 2019 totaled $31.9 million compared to $33.8 million for the same period in 2018, representing a decrease of $1.9 million or 5.6%.

Casino revenue increased 1.5% in the first nine months of 2019 compared to the first nine months of 2018 due to an increase in gaming activities, partially offset by an increase in promotional allowances (primarily hotel), recognized at the stand alone selling price and recorded as casino contra revenue. Casino operating expense as a percentage of casino revenue increased to 35.2% in the first nine months of 2019 compared to 34.9% in the first nine months of 2018, primarily as a result of an increase in promotional expenses.

Food and beverage revenue for the first nine months of 2019 increased 2.0% over the first nine months of 2018 due to a 2.9% increase in average revenue per cover, partially offset by a 0.9% decrease in covers. Food and beverage operating expense as a percentage of food and beverage revenue increased in the first nine months of 2019 to 79.4% compared to 75.5% for the same period in the prior year, primarily as a result of increased labor expense and higher cost of goods sold.

Hotel revenue increased 15.1% due to an increase in ADR to $126.87 in the first nine months of 2019 compared to $106.09 in the first nine months of 2018, partially offset by a decrease in occupancy to 89.4% during the first nine months of 2019 compared to 91.2% during the first nine months of 2018. The increase in ADR was a result of an increase in cash ADR of $9.13, combined with an increase in complimentary ADR, recognized at the stand alone dynamic selling price. Hotel operating expense as a percentage of hotel revenue decreased to 36.8% in the first nine months of 2019 as compared to 41.8% for the comparable prior year period as a result of a decrease in small equipment expense and higher ADR.

Other revenue increased 5.6% in the first nine months of 2019 compared to the first nine months of 2018 primarily due to a recovery of written off bad debt.

SG&A expense increased by $2.7 million to $50.8 million in the first nine months of 2019 primarily due to an increase in salaries, wages and employee benefit expenses as well as expenses related to the opening of our new hotel and expanded casino in Black Hawk. As a percentage of net revenue, SG&A expense increased to 27.2% in the first nine months of 2019 from 26.7% in the first nine months of 2018.

Depreciation and amortization expense decreased slightly to $11.0 million for the nine months ended September 30, 2019 as compared to $11.1 million for the nine months ended September 30, 2018 primarily as a result of assets having become fully depreciated.

During the first nine months of 2019, we recognized $1.6 million in pre-opening expense related to the upcoming opening of the new hotel and expanded casino in Black Hawk and $0.2 million in construction litigation expense related to the lawsuit filed by the Monarch Black Hawk Expansion construction project general contractor against the Company. We had no such expenses in 2018.

All $4.2 million in interest in the first nine months of 2019 was capitalized, compared to $1.3 million of interest capitalized and $0.2 million expensed in the same period of 2018.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests. In addition, we have invested, and continue to invest, in our Monarch Black Hawk Expansion Plan.

Cash paid for capital expenditures for the nine-month periods ended September 30, 2019 and 2018 totaled approximately $110.7 million and $82.5 million, respectively. During the nine-month period ended September 30, 2019 our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Casino Black Hawk, the renovation of our hotel suites at Atlantis and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Casino Black Hawk. During the nine-month period ended September 30, 2018, our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Casino Black Hawk and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Casino Black Hawk. The capital expenditures were funded from operating cash flows and the Amended Credit Facility.

Monarch Black Hawk Expansion Plan

In the fourth quarter of 2013, we began work to convert the Monarch Casino Black Hawk into a full-scale casino resort (the “Monarch Black Hawk Expansion Plan”).

The Monarch Black Hawk Expansion Plan includes a  multi-phased expansion of Monarch Casino Black Hawk, which involves construction of a new parking structure, demolition of the existing parking structure and construction of a new hotel tower and casino expansion. In November 2016, the new nine-story parking structure, offering approximately 1,350 parking spaces, was completed and became available for use by Monarch Casino Black Hawk guests. The demolition and removal of the old parking structure, which included a controlled implosion of the old garage, was completed in the first quarter of 2017.

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

We expect our Monarch Casino Black Hawk expansion project – including the hotel, expanded casino, restaurants and certain public areas – to be fully open in the first quarter of 2020. The remaining remodeling of some areas of the existing casino is expected to be completed in the second quarter of 2020. We expect to finance the cost through a combination of operating cash flows and the Amended Credit Facility. We can provide no assurance that any project will be completed on schedule, if at all, or within established budgets, or that any project will result in increased earnings to us.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facility.

For the nine months ended September 30, 2019, net cash provided by operating activities totaled $48.0 million, an increase of $3.0 million, or 6.6% compared to the same period in the prior year. This increase was primarily the result of an increase in share based compensation expense and a decrease in working capital and was partially offset by a decrease in net income.

Net cash used in investing activities totaled $110.7 million and $82.5 million during the nine months ended September 30, 2019 and 2018, respectively. Net cash used in investing activities during the first nine months of 2019 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk, for renovation of our hotel suites at Atlantis and for acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first nine months of 2018 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk and for acquisition of gaming and other equipment at both properties.

In the first nine months of 2019 and 2018, we borrowed $61.4 million and $43.1 million, respectively, under the Amended Credit Facility. The borrowings were used to fund the Monarch Casino Black Hawk expansion.

Amended Credit Facility

Under the Amended Credit Facility, our available borrowing capacity is $250.0 million with a maturity date of July 20, 2021. We anticipate that the proceeds from the Amended Credit Facility will be used to partially fund the Monarch Black Hawk Expansion Plan, for ongoing capital expenditure, for working capital needs and general corporate purposes and requirements.

As of September 30, 2019, we had an outstanding principal balance of approximately $155.9 million under the Amended Credit Facility, a $0.6 million Standby Letter of Credit and approximately $93.5 million remaining in available borrowings under the $250.0 million maximum principal available under Amended Credit Facility. As of September 30, 2019, there have been no withdrawals from the Standby Letter of Credit.

The total revolving loan commitment under the Amended Credit Facility will be automatically and permanently reduced to $50.0 million on December 31, 2019, and all then outstanding revolving loans up to $200.0 million under the Amended Credit Facility will be converted to a term loan at such time. We may be required to prepay borrowings under the Amended Credit Facility no later than December 31, 2019, depending on our leverage ratio. We have an option to permanently reduce the maximum revolving available credit at any time so long as the amount of such reduction is at least $0.5 million and in multiples of $50,000.

Borrowings are secured by liens on substantially all of our real and personal property.

In addition to other customary covenants for a facility of this nature, as of September 30, 2019, we are required to maintain a Total Leverage Ratio (Total Funded Debt divided by EBITDA, as defined in the Amended Credit Facility) of no more than 4.75:1 and a Fixed Charge Coverage Ratio (EBITDA divided by fixed charges, as defined in the Amended Credit Facility) of at least 1.15:1. As of September 30, 2019, we were in compliance with the financial covenants contained in the Amended Credit Facility, as our Total Leverage Ratio and Fixed Charge Coverage Ratio were 2.6:1 and 8.0:1, respectively.

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

At September 30, 2019, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.50%. At September 30, 2019, the one-month LIBOR interest rate was approximately 2.06%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of September 30, 2019 and the next five years and thereafter are as follow (in millions):

	Payments due by period (1)
		Less			Greater
		than 1	1 to 3	3 to 5	than 5
	Total	year	years	years	years
Operating Leases (2)	$24.5	$1.5	$2.6	$2.1	$18.3
Purchase Obligations (3)	30.4	25.9	2.6	1.9	—
Borrowings Under Amended Credit Facility (4)	155.9	—	155.9	—	—
Total Contractual Cash Obligations	$210.8	$27.4	$161.1	$4.0	$18.3

(1)

Because interest payments under our Amended Credit Facility are subject to factors that, in our judgment, vary materially, the amount of future interest payments is not presently determinable. These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the rate at which we deploy capital and other spending which, in turn, impacts the level of future borrowings. The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.50%, or the Prime Rate. The interest rate is adjusted quarterly based on our leverage ratio, which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter. Based on our leverage ratio, at September 30, 2019, pricing was LIBOR plus 1.50% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At September 30, 2019, the one-month LIBOR was about 2.06%.

(2)	Operating leases include the Driveway Lease, the Parking Lot Lease, billboards leases and housing leases in Black Hawk, Colorado.

(3)

Purchase obligations represent approximately $21.1 million of commitments related to capital projects and approximately $9.3 million of materials and supplies used in the normal operation of our business. All of the purchase orders and construction commitments are cancelable by us upon providing a 30-day notice.

(4)	The amount represents payment obligations of outstanding draws against the Amended Credit Facility as of September 30, 2019.

As described in the “CAPITAL SPENDING AND DEVELOPMENT” section above, we commenced a substantial expansion of our Monarch Casino Black Hawk facility starting in 2014. While we have disclosed the estimated cost of that expansion, we have not entered into contracts for substantial portions of the work. For this reason, we have included in the table above only the amounts for which we have contractual commitments. At September 30, 2019, we estimate that the remaining cost to complete the Monarch Black Hawk Expansion is between $39 million and $46 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Our current primary market risk exposure is interest rate risk relating to the impact of interest rate movements under our Amended Credit Facility.

As of September 30, 2019, we had $155.9 million of outstanding principal balance under our Amended Credit Facility which bears interest at variable rates. A hypothetical 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at September 30, 2019 would result in a change in our annual interest cost of approximately $1.6 million. See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

We do not enter into derivative financial instruments for trading or speculative purpose, nor have we experienced any losses to date on any derivative financial instruments due to counterparty credit risk.

We do not have any cash or cash equivalents as of September 30, 2019 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the nine-month period ended September 30, 2019, we implemented certain controls related to the adoption of FASB ASC Topic 842, effective January 1, 2019. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of the controls implemented for FASB ASC Topic 842, there were no changes in our internal control over financial reporting during the nine-month period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 30, 2019, PCL Construction Services, Inc. (“PCL”) filed a complaint in District Court, City and County of Denver, Colorado, against the Company and its Colorado subsidiaries, in connection with the Company’s expansion plans for Monarch Casino Black Hawk. The complaint alleges, among other things, the defendants breached the construction contract with PCL and certain implied warranties. The Company intends to vigorously defend the action and plans to file appropriate counterclaims against PCL in due course. This action is in the preliminary stages and we are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. Management believes that the amount of any reasonably possible or probable loss for such other known matters would not have a material adverse impact on our financial conditions, cash flows or results of operations; however, the outcome of these actions is inherently difficult to predict.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: November 7, 2019	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)