Form 10-K
period 2019-12-31
MONARCH CASINO & RESORT INC
filed 2020-03-12
CIK 907242

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 28, 2019 (the last business day of the registrant's most completed second fiscal quarter), based on the closing price as reported on The Nasdaq Stock Market (SM) of $42.74 per share, was approximately $588.8 million.

As of March 6, 2020, Registrant had 18,141,383 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2020 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Monarch Casino & Resort, Inc. was incorporated in Nevada in 1993 and, along with its consolidated subsidiaries, is referred to collectively in this Annual Report on Form 10-K as “Monarch,” “we,” “our,” and “us.”  Monarch owns and operates the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and Monarch Casino Black Hawk, a casino in Black Hawk, Colorado. In addition, we own separate parcels of land located next to the Atlantis and a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Casino Black Hawk. We also own Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and, at the Atlantis, our hotel operations. We focus on delivering exceptional service and value to our guests. Our hands-on management style focuses on customer service and cost efficiencies.

The Atlantis Casino Resort Spa

The Atlantis is located approximately three miles south of downtown in the generally more affluent area of Reno, Nevada. The Atlantis features approximately 61,000 square feet of casino space; 818 guest rooms and suites; eight food outlets; two gourmet coffee and pastry bars and one snack bar; a 30,000 square-foot health spa and salon with an enclosed year-round pool; two retail outlets offering clothing and traditional gift shop merchandise; an 8,000 square-foot family entertainment center; and approximately 52,000 square feet of banquet, convention and meeting room space. The casino features approximately 1,450 slot and video poker machines; approximately 37 table games, including blackjack, craps, roulette, and others; a race and sports book; a 24-hour live keno lounge; and a poker room.

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

Hotel and Spa.  The Atlantis includes three contiguous high-rise hotel towers with a total of 818 rooms and suites. The rooms on the top seven floors in the third tower are nearly 20% larger than the standard guest rooms and offer restricted elevator access, upscale accommodations, and a private concierge service.

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

The average occupancy rate, average daily room rate (“ADR”) and revenue per available room (“REVPAR”), calculated by dividing total hotel revenue by total rooms available, at the Atlantis for the following periods were:

	Year Ended December 31,
	2019	2018	2017
Occupancy rate	88.4%	89.3%	89.4%
ADR	$124.17	$104.61	$81.46
REVPAR	$117.77	$101.40	$82.40

We continually monitor and adjust hotel room rates based upon demand and other competitive factors.

Restaurants and Dining. The Atlantis has eight restaurants, two gourmet coffee bars and one snack bar as described below:

•

The 475-seat, Toucan Charlie’s Buffet & Grill, which offers a wide variety of food selections from around the globe including a carving station, live action Pho and Mongolian Bar-b-que, made-to-order salads, artisan charcuterie with a variety of imported and domestic cheeses, and an expansive array of desserts from our in-house bakery including house-made gelato;

•	The 160-seat Atlantis Steakhouse, a fine dining destination featuring Allen Brothers Prime steaks from Chicago, fresh seafood, and numerous tableside presentations of classic Steakhouse dishes;
•	The Bistro Napa, featuring creative wine country cuisine served in a 140-seat main dining room with a central wine cellar and an adjacent upscale 60-seat lounge;
•	The Oyster Bar on the Sky Terrace offering pan roasts made-to-order, fresh seafood, cioppino, house made chowder and bisques;
•

Sushi Bar serving creative, made-to-order sushi rolls with a wide variety of raw and cooked options, all offered in all-you-care-to-eat lunch and dinner settings. Combined, the Oyster Bar and Sushi Bar can accommodate up to 137 guests;

•	The 178-seat Purple Parrot coffee shop, which serves breakfast and American comfort food 24 hours a day;
•	The 110-seat Café Alfresco featuring an Italian-inspired menu featuring pastas, wood-fired pizza and a variety of gelato desserts;
•	The 170-seat Manhattan Deli featuring authentic New York Deli favorites like matzo ball soup, piled high sandwiches, salads, house made soups, bagels and lox, and famous New York cheesecake;
•	Two gourmet coffee bars offering specialty coffee drinks, “grab and go” sandwiches, house made gelato and freshly baked pastries; and
•	The Chicago Dogs Eatery, a snack bar, serving Chicago-style hot dogs, pizza, ice cream and arcade-style refreshments.

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

Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and working on the major expansion. There is currently no completed hotel on the property.  In August 2015, we completed the redesign and upgrade of the existing Monarch Casino Black Hawk, bringing to the facility’s interior the same quality, ambiance and finishes of the ongoing master planned expansion that will transform Monarch Casino Black Hawk into a full-scale casino resort. In the fourth quarter of 2013, we began work on a multi-phased expansion of the Monarch Casino Black Hawk, which we refer to herein as the “Monarch Black Hawk Expansion Plan.” The first phase of the Monarch Black Hawk Expansion Plan was completed with the opening in November 2016 of our nine-story parking facility with about 1,350 spaces. Construction of a new hotel tower and casino expansion on the old parking structure site is under way (see CAPITAL SPENDING AND DEVELOPMENT – Monarch Black Hawk Expansion Plan). Once completed, the Monarch Black Hawk Expansion Plan will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars and associated support facilities. We currently expect to begin a soft opening of floors one through five in the building’s podium as well as some floors in the hotel tower in the second quarter of 2020, with additional hotel tower floors to follow over the course of the quarter. Following the podium opening, the Company will begin work on converting the existing buffet to a specialty restaurant, and adding a poker room and a sports lounge in the existing facility. We expect this work to be completed in the fourth quarter of 2020.

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

We have continuously invested in upgrading our facilities. Capital expenditures were $134.9 million in 2019, $125.7 million in 2018 and $46.8 million in 2017. During 2019, 2018 and 2017, capital expenditures related primarily to the Monarch Black Hawk Expansion Plan, the acquisition of a parcel of land with an industrial warehouse in proximity to the Monarch Casino Black Hawk, the re-carpeting of the casino floor and hotel rooms at Atlantis, the major redesign and upgrade of several of the hotel suites  at Atlantis, the upgrade of the fountains at Atlantis, the ongoing capital maintenance spending, and the acquisition of gaming equipment at both of our properties.

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

On August 28, 2015, we entered into a 20-year lease (the “Parking Lot Lease”) with Biggest Little Investments, L.P. (“BLI”) with respect to a portion of the shopping center adjacent to the Atlantis property (the “Shopping Center”). The Parking Lot Lease covering approximately 4.2 acres is used for approximately 300 additional convenient surface parking spaces for Atlantis guests. See NOTE 13. RELATED PARTY TRANSACTIONS.

Marketing Strategy

Reno/Sparks.  Our marketing efforts are directed toward three broad consumer groups: leisure travelers, conventioneers and northern Nevada local residents.

The Reno/Sparks region is a major gaming and leisure destination with aggregate gaming revenues of approximately $765 million (as reported by the Nevada Gaming Control Board for the twelve months ended December 31, 2019).

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

Leisure Travelers:  The Reno/Tahoe region is a popular gaming and vacation destination. The principal segments of Reno’s leisure traveler market are independent travelers, package tour and travel guests, guests we reach through internet-based marketing and high-end players. We attempt to maximize our gaming revenues and hotel occupancy through a balanced marketing approach that addresses each market segment.

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

Our players’ club, “Monarch Rewards,” allows our guests to be eligible to receive rewards and privileges based on the amount of their gaming play and non-gaming spend, while allowing us to track play patterns through a computerized system. We use this information to determine appropriate levels of complimentary awards and to guide our direct marketing efforts. We believe that Monarch Rewards significantly enhances our ability to build guest loyalty and generate repeat guest visits.

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

Competition

Reno/Sparks.  Gaming competition in the Reno area is intense. Based on information obtained from the December 31, 2019 Gaming Revenue Report published by the Nevada Gaming Control Board, there are approximately 15 casinos in the Reno-Sparks area which each generated more than $12.0 million in annual gaming revenues.

We believe that the Atlantis’ primary competition for leisure travelers comes from other large-scale casinos that offer amenities that appeal to middle to upper-middle income guests. We believe that some of our competitors have the advantage of having significantly more guest rooms available for sale than we do. We compete for leisure travelers on the basis of the desirability of our location, the quality and ambiance of the Atlantis facility, friendly and efficient service, the quality and relative value of our rooms, food and beverage offerings, entertainment offerings, promotions and gaming values. We believe that our location away from downtown Reno is appealing to first-time and more affluent guests.

We believe that the Atlantis’ primary competition for conventioneers comes from other large-scale hotel casinos in the Reno area that actively target the convention market segment, and from other cities in the western United States with large convention facilities and substantial hotel capacity, including Las Vegas. We believe that some of our competitors have the advantage of having significantly more guest rooms available for sale than we do. We compete for conventioneers based on the desirability of our location, the quality and ambiance of the Atlantis facility, meeting and banquet rooms designed to appeal to conventions and groups, friendly and efficient service, and the quality and relative value of our rooms and food and beverage offerings. We believe that the Atlantis’ proximity to the Reno-Sparks Convention Center, and the enclosed pedestrian sky bridge that connects the Atlantis directly with the Reno-Sparks Convention Center facilities, afford us a distinct competitive advantage in attracting conventioneers.

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

Black Hawk.  There is strong competition in the concentrated Black Hawk/Central City area gaming market including approximately 21 casinos, which generated approximately $702 million in gaming revenues for the twelve months ended December 31, 2019 according to the Colorado Division of Gaming.

The Black Hawk and Central City gaming market is geographically isolated. The only other non-tribal gaming market is Cripple Creek, seventy-five miles away. There are two federally recognized tribes in southwest Colorado, both with gaming facilities, and both more than 350 miles from Denver. There have been proposals for the development of Native American racetrack and video lottery terminal casinos throughout the state over the years. As of December 31, 2019, none of the proposals has been adopted by the state’s electorate or by the legislature. Should any form of additional gaming be authorized in the Denver metropolitan area, the Black Hawk and Central City market would be adversely affected.

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

Golden Road Motor Inn, Inc. (“Golden Road”), our subsidiary which operates the Atlantis, is required to be licensed by the Nevada Gaming Authorities. We are registered by the Nevada Gaming Commission as a publicly traded corporation, or “Registered Corporation.” As such, we are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and to furnish any other information that the Nevada Gaming Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by us must be reported to, or approved by, the Nevada Gaming Authorities. No person may become a stockholder of, or receive any percentage of profits from Golden Road without first obtaining licenses and approvals from the Nevada Gaming Authorities.

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

The City of Black Hawk also assesses monthly device fees that are based on the number of gaming devices operated. These consist of an $87.50 fee per slot device, $350.00 per table device, and a transportation fee of $14.72 for each slot and table device.

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

In November 2019, Proposition DD was passed with a vote of the people allowing for legalizing sports betting in Colorado, making Colorado one of many states now letting people place bets on sporting events since the Supreme Court ruling struck down a law that banned sports betting in most U.S. states. With the passage of Proposition DD, and the legislative bill passed by the Colorado General Assembly in May 2019 (the “Colorado Sports Act”), the Colorado Limited Gaming Control Commission and the Colorado Division of Gaming are the statutory authority over the regulation of the legalized sports betting in Colorado. The Colorado Sports Act establishes three categories of sports wagering licenses:  (1) Master License (awarded to casinos to offer both retail and online sports betting), (2) Sports Betting Operator (awarded to the operator running an on premise sports book at the casino), and (3) Internet Sports Betting Operator.  The Colorado Commission approved Sports Betting Rule 3, effective March 16, 2020, to enable applications, investigations, and licensure as related to sports betting.  Rule 3 authorizes the additional license classifications Vendor Major License and Vendor Minor License.  On February 20, 2020, Monarch Casino Black Hawk was issued a Master License.

On February 20, 2020, the Colorado Commission voted unanimously to approve the new Sports Betting Rules and Regulations.  The effective date of the Sports Betting Rules and Regulations has not been announced.  Authorized sports betting includes (1) any individual or team sport or athletic event in which the outcome is not determined solely by chance, whether amateur or professional, including an Olympic or international sport or athletic event and any collegiate sports event (2) any portion of an authorized sport or athletic event, including the individual performance statistics of athletes in a sports event or combination of sports events, and (3) an authorized sanctioned motor sport.  Sports’ betting is prohibited on a high school sports event, a video game that is not sanctioned by a sports’ governing body or equivalent as an electronic competition or proposition bets on collegiate sports. Sports’ betting is scheduled to go-live on May 1, 2020. Sports bets will be allowed in Colorado casinos as well as approved mobile apps provided the bettor is within the State of Colorado while the bet is made.

Compliance with Environmental Laws

In 2019, the Company did not incur any material capital expenses for maintaining compliance with applicable environmental laws and does not expect to incur such in 2020.

Requirements to comply with environmental laws may have an impact on capital expenditures, earnings, and our competitive position in the future. See Item 1A, “RISK FACTORS.”

Employees

As of February 20, 2020, we employed approximately 2,300 employees. None of our employees are covered by collective bargaining agreements.

Available Information

Our principal executive offices are located at 3800 S. Virginia Street, Reno, Nevada 89502; telephone (775) 335-4600. Our website address is www.monarchcasino.com. We make available, free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The information found on, or otherwise accessible through our website is not incorporated by reference into, nor does it form a part of, this Form 10-K, or any other document that we file with the SEC.

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

OUR BUSINESS IS PARTICULARLY SENSITIVE TO WEAK DISCRETIONARY CONSUMER SPENDING

Consumer demand for entertainment and other amenities at hotel-casino properties and casino properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary consumer spending on leisure activities and corporate spending on convention and trade shows. In particular, we market to and rely upon the patronage of customers from the Reno and Denver metropolitan areas, as well as leisure traveler and conventioneer guests. Changes in discretionary consumer spending or consumer preferences in these, and other geographic markets, brought about by factors such as perceived or actual general economic conditions, the impact of high energy and food costs, the increased cost of travel, the potential for bank failures, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.

For example, following the recession that began in 2007, we experienced one of the toughest economic periods in Nevada history. The housing crisis and economic slowdown in the United States resulted in a significant decline in the amount of tourism and spending in Reno. While the economy has improved significantly since the end of the recent economic recession, our business continues to be impacted from changes in consumer spending habits due to the recession. If our customers spend less per visit, or customers’ visitations decrease, or customers prefer non-gaming amenities of our competitors, our business may be adversely affected. Since our business model relies on consumer expenditures on entertainment, luxury and other discretionary items, an economic downturn will further adversely affect our results of operations and financial condition.

We face risks related to pandemic diseases, such as the coronavius, which could materially and adversely affect travel, CONVENTIONS, HOTEL STAYS AND/OR LOCAL VISITORS, EMPLOYEES AND OUR SUPPLY CHAIN and result in reduced demand for our properties and could have a material adverse effect on us.

Our business could be materially and adversely affected by the effect of, or the public perception of a risk of, a pandemic disease on the travel, convention and leisure industries. For example, the ongoing coronavirus (COVIS-19), outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions and extended shutdowns of certain businesses and cancelations or postponements of public events, including conventions, trade shows and sporting events around the world. If virus infections become widespread in the United States some guests may choose not to visit our properties, which could lead to hotel stay cancelations, lower occupancy and lower room rates at our hotels, potential hotel closures, or disruptions in our casino business, any of which would have a negative impact on our business and operating results.  Our operations would also be adversely impacted by the cancelations or postponement of scheduled convention and trade shows. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety, particularly if focused on regions in which our properties are located, may adversely affect us by reducing demand. Outbreaks of the coronavirus have caused casinos and other public assembly venues to close, including the gaming properties in Macau. As the coronavirus begins to spread in the United States, we may elect on a voluntary basis to close certain of our properties or portions thereof, or governmental officials may order such closures or impose restrictions on travel.  Any of these events would result in a significant drop in demand for our hotel-casino properties and would have a material adverse effect on us. Moreover, our operations could be negatively affected if employees elect to stay home or are quarantined as the result of exposure to the virus. In addition, our reliance on third-party suppliers, contract manufacturers and service providers, exposes us to volatility in the prices and availability of these supplies, materials, parts, components, systems and services. Such operational disruptions could increase our costs, decrease our operating efficiencies and have a material adverse effect on our business, results of operations and financial condition. Although the impact of the coronavirus is not currently material to our results of operations, at this point in time, there is significant uncertainty relating to the potential effect of coronavirus on our business. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and any additional actions taken to contain it from spreading.

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

•	changes in local economic and competitive conditions;
•	labor supply disruptions or shortages;
•	disruptions in our supply chain;
•	changes in local and state governmental laws and regulations, including gaming laws and regulations, and the way in which those laws and regulations are applied;
•	natural and other disasters, including pandemics, epidemics, or outbreaks of infectious or contagious diseases such as the coronavirus originating in Wuhan, China;
•	an increase in the cost of maintaining our properties;
•	a decline in the number of visitors to Reno or Black Hawk; and
•	a decrease in gaming and non-casino activities at our resorts.

Any of the factors outlined above could negatively affect our results of operations and our ability to generate sufficient cash flow to make payments or maintain our covenants with respect to our debt.

CERTAIN OF OUR STOCKHOLDERS OWN LARGE INTERESTS IN OUR CAPITAL STOCK AND MAY SIGNIFICANTLY INFLUENCE OUR AFFAIRS

John Farahi and Bob Farahi, our officers and directors, David Farahi, John Farahi’s son and an officer, together with John’s and Bob’s brother Ben Farahi, beneficially own in the aggregate approximately 34% of our outstanding shares of common stock, inclusive of options held by them which are exercisable within 60 days. As such, members of the Farahi family, if voting together, have the ability to significantly influence our affairs, including the election of members of the board of directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

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

COVENANT RESTRICTIONS UNDER OUR AMENDED CREDIT FACILITY MAY LIMIT OUR ABILITY TO OPERATE OUR BUSINESS AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

The agreement governing our Amended Credit Facility contains covenants that restrict our ability to, among other things, incur additional debt, make distributions, make investments, grant liens on our assets to secure debt, enter into transactions with affiliates and effect mergers or acquisitions, as well as covenants that relate to our Monarch Black Hawk Expansion. Although the covenants in our Amended Credit Facility are subject to various exceptions, we cannot assure you that these covenants will not adversely affect our ability to finance future operations or capital needs or to engage in other activities that may be in our best interest. In addition, our long-term debt requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of the covenants in the agreement governing our Amended Credit Facility could result in a default under such agreement. Our ability to comply with these covenants may be affected by general economic conditions, industry conditions, and other events beyond our control, including difficulties or delay in the completion of our Monarch Black Hawk Expansion. As a result, we cannot assure you that we will be able to comply with these covenants. If an event of default under the agreement governing our Amended Credit Facility occurs, the lenders thereunder could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In addition, our Amended Credit Facility is secured by first priority security interests in substantially all of our assets. If we are unable to pay all amounts declared due and payable in the event of a default, the lenders could foreclose on these assets.

OUR VARIABLE RATE INDEBTEDNESS SUBJECTS US TO INTEREST RATE RISK, WHICH COULD CAUSE OUR DEBT SERVICE OBLIGATIONS TO INCREASE SIGNIFICANTLY

An increase in market interest rates would increase our interest expense arising on our indebtedness. The interest rate under our Amended Credit Facility is a base rate plus a margin ranging from 0.00% to 1.50%, the Prime Rate or LIBOR plus a margin ranging from 1.00% to 2.50%. As a result, we are exposed to interest rate risk. If interest rates increase, our debt service obligations under the Amended Credit Facility will increase even when the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

Uncertainty relating to the likely phasing out of LIBOR by 2021 may result in our paying increased interest under our credit facilities.

In July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. As a result, the continuation of LIBOR on its current basis is not guaranteed after 2021, and currently it appears likely that LIBOR will be discontinued or substantially modified by 2021.

Borrowings under our Amended Credit Facility bears interest at a rate determined using LIBOR as the reference rate. At this time, it is not possible to predict the effect that any discontinuance, modification or other reform of LIBOR or any other reference rate, or the establishment of alternative reference rates, may have on LIBOR, other benchmarks, or LIBOR-based debt instruments such as our Amended Credit Facility. However, the use of alternative reference rates or other reforms could cause the interest rates payable under our Amended Credit Facility to be substantially higher than we would otherwise have expected.

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

As competitive pressures increase, other casinos in our markets may intensify their marketing efforts. Increased competitive pressures in our local markets could adversely impact our ability to continue to attract local residents to the Atlantis and the Monarch Casino Black Hawk or require us to use more expensive, and therefore, less profitable promotions to compete more efficiently. Competitive pressures from internet gaming could also affect our future operations.

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

We have not entered into a guaranteed maximum price (“GMP”)  amendment as contemplated in the construction contract with our Monarch Casino Black Hawk general contractor.  We have numerous disagreements with our Monarch Casino Black Hawk general contractor, including disagreements over costs, schedule delays, and other construction related matters.

The disputes with the Monarch Casino Black Hawk Expansion general contractor have resulted in and may continue to result in:

•	delays in completing the Monarch Casino Black Hawk Expansion;
•	disputes over the quality of construction;
•	disputes over payments, construction costs, staffing costs, damages and other financial responsibility; and

•	disruptions of relationships with the general contractor, subcontractors, vendors and others.

In addition, our current and future projects could also experience:

•	delays and significant cost increases;
•	delays in obtaining or inability to obtain necessary permits, licenses and approvals;
•	lack of sufficient, or delays in the availability of, financing;
•	shortages of materials;
•	shortages of skilled labor, work stoppages or labor disputes;
•	poor performance or nonperformance by any third parties on whom we place reliance;
•	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems, including defective plans and specifications; and
•	weather interference, floods, fires or other casualty losses.

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

FAILURE OF THE RENO-SPARKS CONVENTION CENTER TO BOOK AND ATTRACT CONVENTION BUSINESS COULD ADVERSELY IMPACT OUR BUSINESS AT THE ATLANTIS

The Atlantis is the closest hotel-casino to the Reno-Sparks Convention Center and the enclosed pedestrian sky bridge, that connects the Atlantis directly with the Reno-Sparks Convention Center, has afforded us a distinct competitive advantage in attracting its conventioneers, who typically pay higher average room rates than non-conventioneers. However, if the Reno-Sparks Convention Center does not succeed in booking the anticipated level of conventions, we will not, in turn, benefit from the patronage of such conventioneers. As a result, our results of operations could be adversely impacted.

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

OUR BUSINESS IS SUBJECT TO RESTRICTIONS AND LIMITATIONS IMPOSED BY GAMING AND OTHER REGULATORY AUTHORITIES THAT COULD ADVERSELY AFFECT US

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

In addition to gaming regulations, we are also subject to various federal, state, and local laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, environmental matters, employment, currency transactions, taxation, construction, zoning, construction and land-use laws, marketing and advertising, smoking, and regulations governing the serving of alcoholic beverages.

The Bank Secrecy Act, enforced by the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Treasury Department, requires us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the guest by name and social security number, to the Internal Revenue Service (“IRS”). This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements. Periodic audits by the IRS and our internal audit function assess compliance with the Bank Secrecy Act, and substantial penalties can be imposed against us if we fail to comply with this regulation. In recent years, the U.S. Treasury Department has increased its focus on Bank Secrecy Act compliance throughout the gaming industry. Recent public comments by FinCEN suggest that casinos should make efforts to obtain information on each customer’s sources of income. This could adversely impact our ability to attract and retain casino guests.

CHANGES IN LEGISLATION AND REGULATION OF OUR BUSINESS COULD HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS

Regulations governing the conduct of gaming activities and the obligations of gaming companies in any jurisdiction in which we have or in the future may have gaming operations are subject to change and could impose additional operating, financial, competitive or other burdens on the way we conduct our business.

In particular, certain areas of law governing new gaming activities, such as the federal and state law applicable to sports betting, are new or developing in light of emerging technologies. New and developing areas of law may be subject to the interpretation of the government agencies tasked with enforcing them. In some circumstances, a government agency may interpret a statute or regulation in one manner and then reconsider its interpretation at a later date. No assurance can be provided that government agencies will interpret or enforce new or developing areas of law consistently, predictably, or favorably. Moreover, legislation to prohibit, limit or add burdens to our business may be introduced in the future in states where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations or enactment of other adverse regulatory changes could have a material adverse effect on our operating results. For example, in January 2019, legal counsel for the U.S. Department of Justice (“DOJ”) issued a legal opinion on the Interstate Wire Act of 1961 (“Wire Act”), which stated that the Wire Act bans any form of online gambling if it crosses state lines and reversed a 2011 DOJ legal opinion that stated that the Wire Act only applied to interstate sports betting. The validity of the 2019 DOJ legal opinion and the conflicting interpretations of the Wire Act by DOJ is presently the subject of ongoing litigation.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY LEGISLATION PROHIBITING TOBACCO SMOKING.

Legislation in various forms to ban indoor tobacco smoking has been enacted or introduced in jurisdictions in which we operate. Except for those in Colorado, the gaming areas of our properties are not currently subject to tobacco restrictions. While gaming areas have generally been exempted from these restrictions, if additional restrictions on smoking are enacted in jurisdictions in which we operate, we could experience a decrease in gaming revenue. This is particularly the case if such restrictions are not applicable to all competitive facilities in that gaming market.

OUR INSURANCE COVERAGE MAY NOT BE ADEQUATE TO COVER ALL POSSIBLE LOSSES THAT OUR PROPERTIES COULD SUFFER. IN ADDITION, OUR INSURANCE COSTS MAY INCREASE AND WE MAY NOT BE ABLE TO OBTAIN THE SAME INSURANCE COVERAGE IN THE FUTURE

Although we have general property insurance covering damage caused by a casualty loss (such as fire and natural disasters), each such policy has certain exclusions. In addition, our property insurance is in an amount that may be less than the expected replacement cost of rebuilding the applicable complex if there was a total loss. Our level of insurance coverage may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as public health emergencies, including pandemics such as the recent spread of the coronavirus (COVID-19), labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, might not be covered at all under our policies. Therefore, certain acts, events or conditions could expose us to heavy, uninsured losses.

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

IF WE LOSE OUR KEY PERSONNEL, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED

We depend on the continued performances of John Farahi and Bob Farahi, our Chief Executive Officer and our President, respectively, and their management team. If we lose the services of the Farahi brothers, or other senior Atlantis or Monarch Casino Black Hawk management personnel, and cannot replace such persons in a timely manner with competent and experienced personnel, our business could be materially adversely affected.

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

Natural disasters, man-made disasters and outbreaks of highly infectious diseases such as the coronavirus (COVID-19) may result in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect the number of visitors to our properties. In addition, catastrophic events, such as terrorist and war activities in the United States and elsewhere, have had a negative effect on travel and leisure expenditures, including lodging, gaming and tourism. Gun violence, involving a mass shooting, occurred at a Las Vegas casino in 2017, which negatively impacted businesses in the area.  If any of the foregoing events occur in the future, they could disrupt our operations, including our ability to staff our business adequately, damage our reputation and have a material adverse effect on our business, results of operations and cash flows. Although we have insurance coverage with respect to some of these disasters or events, we cannot assure you that any such coverage will be sufficient to indemnify us fully against all direct and indirect costs, including any loss of business that could result from substantial damage to, or partial or complete destruction of, any of our properties.

WE ARE OR MAY BECOME INVOLVED IN LEGAL PROCEEDINGS THAT, IF ADVERSELY ADJUDICATED OR SETTLED, COULD IMPACT OUR BUSINESS AND FINANCIAL CONDITION

From time to time, we are named in lawsuits or other legal proceedings relating to our business. In particular, the nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, vendors, competitors, business partners and others in the ordinary course of business. As with all legal proceedings, no assurances can be given as to the outcome of these matters. Moreover, legal proceedings can be expensive and time consuming, and we may not be successful in defending or prosecuting these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.

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

We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. The Monarch Casino Black Hawk is located within an area of historic mining activity and near superfund sites that have been the subject of state and federal clean-up actions. Although the Monarch Casino Black Hawk is not part of a superfund site, the fact that such sites are in the vicinity and that mining activities occurred throughout the area, it is possible that as a result of our ownership and operation of Monarch Casino Black Hawk (on which mining may have occurred in the past), we may incur costs related to this matter in the future. Furthermore, there may have been soil or groundwater contamination at certain of our properties resulting from current or former operations. We cannot assure that these matters or other matters arising under environmental laws will not have a material adverse effect on our business, financial condition, or results of operations in the future.

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

OUR COMMON STOCK PRICE MAY FLUCTUATE SUBSTANTIALLY, AND A STOCKHOLDER’S INVESTMENT COULD DECLINE IN VALUE

The market price of our common stock may fluctuate substantially due to many factors, such as those described in the Risk Factors described herein and others, including:

•	actual or anticipated fluctuations in our results of operations;
•	announcements of significant acquisitions or other agreements by us or by our competitors;
•	our sale of common stock or other securities in the future;
•	trading volume of our common stock;
•	conditions and trends in the gaming and destination entertainment industries;
•	changes in the estimation of the future size and growth of our markets;
•	general economic conditions, including, without limitation, changes in the cost of fuel and air travel; and
•	fears of impact on leisure and general travel due to pandemic concerns, include the coronavirus.

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

(d) An approximate 5.3-acre site with a 14,376 square foot building across Coliseum Way from the Atlantis. The building is currently rented and the land is unused.

(e) Approximate 2.3-acre, 0.45-acre and 0.23-acre sites adjacent to the Administrative Site which are currently unused.

(f) Leased land consisting of approximately 37,400 square-feet adjacent to the Atlantis serving as a driveway entrance to the Atlantis. For a further description of the lease terms, see Item 8, “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements, Notes  6 and 13.”

(g) Leased land consisting of approximately 4.2 acres adjacent to the Atlantis serving as a surface parking lot for the Atlantis. The lease term ends in 2035. For a further description of the lease terms, see Item 8, “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements, Notes  6 and 13.”

Black Hawk, Colorado Properties:

(a) An approximate 3.4-acre site on which the Monarch Casino Black Hawk is situated including the casino, parking structure and construction site where the Monarch Casino Black Hawk Expansion is under way.

(b) An approximate 9.0-acre parcel of land with an industrial building, located between Denver and Monarch Casino Black Hawk, in Clear Creeks County, Colorado, which is used as a warehouse.

Our Amended Credit Facility is secured by liens on substantially all of our real and personal property.

ITEM 3. LEGAL PROCEEDINGS

On August 30, 2019, PCL Construction Services, Inc. (“PCL”) filed a complaint in District Court, City and County of Denver, Colorado, against the Company and its Colorado subsidiaries, in connection with the Company’s expansion plans for Monarch Casino Black Hawk. The complaint alleges, among other things, the defendants breached the construction contract with PCL and certain implied warranties. On December 5, 2019, the Company filed its answer and counterclaim, which alleges, among other items, that PCL breached the construction contract, duties of good faith and fair dealing, and implied and express warranties, made fraudulent or negligent misrepresentations on which the Company and its Colorado subsidiaries relied, and included claims for equitable and declaratory relief. This action is in the preliminary stages and we are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock trades on The Nasdaq Stock Market under the symbol MCRI.

Stockholders. As of March 4, 2020, there were approximately 63 holders of record of our common stock, and approximately 3,294 beneficial stockholders.

Dividends. We have never paid dividends on our common stock. We intend to retain earnings and use free cash flow to finance our operating activities, for capital expenditures and to pay down our debt. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Our Amended Credit Facility also contains provisions that require the achievement of certain financial ratios before we can pay or declare dividends to our stockholders. See Item 8, “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements, Note 7.”

Securities Authorized for Issuance under Equity Compensation Plans. For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12, “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

We did not issue or sell any unregistered equity securities during the year ended December 31, 2019.

STOCK PERFORMANCE GRAPH

The following chart reflects the cumulative total shareholder return (change in stock price plus reinvested dividends) of a $100 investment in our common stock from the five-year period from December 31, 2014 through December 31, 2019, in comparison to the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s 1500 Casinos & Gaming Index. The comparisons are not intended to forecast or be indicative of possible future performance of our common stock.

The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Total Return Performance
Monarch Casino & Resort, Inc.
S&P 500 Index
S&P 1500 Casinos & Gaming Index
Index Value
350
300
250
200
150
100
50
0
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Monarch Casino & Resort, Inc.	100.00	136.95	155.39	270.16	229.90	292.65
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
S&P 1500 Casinos & Gaming Index	100.00	65.98	84.09	149.69	99.92	150.17

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

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	(Amounts in thousands, except per share amounts)
	2019		2018	2017		2016		2015
OPERATING RESULTS
Casino revenues (F1)	$128,010		$125,844	$178,585		$168,861		$156,843
Other revenues (F1)	121,156		114,471	100,667		95,283		90,327
Gross revenues (F1)	249,166		240,315	279,252		264,144		247,170
Promotional allowances (F1)	—		—	(48,526)		(47,112)		(44,925)
Net revenues	249,166		240,315	230,726		217,032		202,245
Income from operations	39,575	(F2)	42,826	40,666		38,548	(F3)	32,555
Income before income tax	39,576		42,649	39,699		37,932		31,876
Net income	$31,816	(F2)	$34,098	$25,538	(F4)	$24,574	(F3)	$20,659

INCOME PER SHARE OF COMMON STOCK
Net income per common share
Basic	$1.77		$1.91	$1.45	(F4)	$1.42		$1.22
Diluted	$1.70		$1.83	$1.39	(F4)	$1.39		$1.19

Weighted average number of common shares and potential common shares outstanding
Basic	18,025		17,846	17,585		17,305		16,948
Diluted	18,684		18,574	18,367		17,664		17,335

OTHER DATA
Depreciation and amortization	$14,875		$14,617	$15,132		$14,835		$15,933

Other income (expense)	$1		$(177)	$(967)		$(616)		$(679)
Capital expenditures (F5)	$134,991		$125,745	$46,772		$24,923		$38,059

BALANCE SHEET DATA
Total assets	$610,878		$455,127	$332,087		$295,165		$274,846
Long-term debt, less current maturities	$175,415	(F6)	$94,500	$26,200		$26,200		$—	(F7)
Stockholders’ equity (F8)	$341,201		$301,182	$266,474		$233,845		$203,919

Footnotes to Selected Financial Data:

(F1) Pursuant to the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers,  starting in 2018, food and beverage, hotel and other complimentaries are now valued at their retail price and included as revenues within Other revenues categories, with a corresponding decrease in Casino revenues, as the offsetting amount historically included in promotional allowances has been eliminated.

(F2) 2019 includes $2.5 million of pre-opening expenses related to the Monarch Black Hawk new hotel and expansion project and $0.5 million of other operating expenses.

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

(F6) In 2019, we had additional $20.0 million outstanding debt, which was classified as a current liability.

(F7) In 2015, we had $40.9 million outstanding debt, which was classified as a current liability due to the short term maturity of the credit facility.

(F8) We paid no dividends during the five-year period ended December 31, 2019.

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
•

disruptions or reductions in travel, as well as in our operations, due to pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus originating in Wuhan, China;

•	our dependence on two resorts;
•	our ability to successfully complete potential acquisitions and investments;
•	successful integration of acquisitions;
•	our ability to realize the anticipated benefits of our expansion and renovation projects, including the Monarch Black Hawk Expansion;
•	delays in the completion and opening of the Monarch Black Hawk Expansion;
•

construction factors, including delays, disruptions, increased costs of labor and materials, contractor disagreements, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, building permit issues and other regulatory approvals or issues;

•

ongoing disagreements over costs of and responsibility for delays and other construction related matters with our Monarch Casino Black Hawk general contractor, including, as previously reported, the initiation of litigation against us by such contractor;

•	our filing of affirmative defenses and extensive counterclaims against the Monarch Casino Black Hawk contractor in the above-mentioned litigation;
•

risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems; shortages of materials or skilled labor; environment, health and safety issues; and unanticipated cost increases);

•

We have not entered into a GMP Amendment as contemplated in the contract with our Monarch Casino Black Hawk general contractor. We have numerous disagreements with our Monarch Casino Black Hawk general contractor, including disagreements over costs, schedule delays, and other construction related matters;

•	components of our Monarch Casino Black Hawk construction project will be outside the scope of the construction contract;
•	risks of construction defects, unacceptable construction quality and failure of the general contractor to deliver Monarch Casino Black Hawk Expansion in a state equal to industry standards;
•	our ability to effectively manage expenses to optimize our margins and operating results;
•	risks related to our present indebtedness and future borrowings;
•	adverse trends in the gaming industries;
•	changes in patron demographics;
•

general market and economic conditions, including but not limited to, the effects of local and national economic, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;

•	access to capital and credit, including our ability to finance future business requirements;
•	our ability to meet our debt obligations;
•	our ability to generate sufficient operating cash flow to finance our expansion plans and fund working capital;
•	the impact of rising interest rates and our ability to refinance debt as it matures at commercially reasonable rates or at all;
•

the impact that any discontinuance, modification or other reform of LIBOR, or the establishment of alternative reference rates, may have on our LIBOR-based debt instruments such as our Amended Credit Facility;

•	our ability to continue to comply with the covenants and terms of our credit instruments;
•	ability of large stockholders to influence our affairs;
•	our dependence on key personnel;
•	the availability of adequate levels of insurance;
•	changes in federal, state, and local laws and regulations, including environmental and gaming licenses or legislation and regulations;
•	our ability to comply with existing laws and regulations to which we are subject;
•	our ability to obtain and maintain gaming and other governmental licenses and regulatory approvals;
•	any violations by us of the anti-money laundering laws;
•	cybersecurity risks, including misappropriation of customer information or other breaches of information security;
•	impact of natural disasters, severe weather, terrorist activity and similar events;
•	competitive environment, including increased competition in our target market areas;
•	increases in the effective rate of taxation at any of our properties or at the corporate level;
•	our ability to successfully estimate the impact of accounting, tax and legal matters;
•	risks, uncertainties and other factors described from time to time in this and our other Securities and Exchange Commission (“SEC” or “Commission”) filings and reports;
•	the effects of macro and micro economic conditions on employment growth in the economy in general;
•	the effects of labor shortages on our ability to grow our business and to expand our market share in each of our key markets;
•	our ability to generate sufficient cash flow and manage our expenses to deleverage the Company; and
•	guest acceptance of our expanded facilities at Monarch Casino Black Hawk once completed and the resulting impact on our market position, growth and future financial results.

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

FACTORS IMPACTING OUR RESULTS OF OPERATIONS

Our operating results may be affected by, among other things, competitive factors, gaming tax increases, mandated minimum wages, the commencement of new gaming operations, construction at our facilities, general public sentiment regarding travel, overall economic conditions and governmental policies affecting the disposable income of our patrons, widespread public health emergencies including pandemics such as the recent spread of the coronavirus (COVID-19), terrorism and weather conditions affecting our properties, as well as those matters discussed in Item 1A. “RISK FACTORS” above.

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis:  Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and hotel operations. We continuously upgrade our property. With quality gaming, hotel and dining products, we believe the Atlantis is well positioned to benefit from future macro and local economic growth. Reno remains a very healthy local-oriented market. The market’s employment growth is broad based and we expect this positive indicator will support the continued strength of our business at Atlantis. At the same time, the tight employment environment, with the local unemployment rate below the national average, has created labor challenges, including wage inflation, which we continue to actively manage. We expect this to be a recurring trend for the market and Atlantis in the years ahead but we remain confident that our operating strategies will allow Atlantis to grow revenue as our market share continues to expand. The increase in the labor costs, combined with continued aggressive marketing programs by our competitors, has applied upward pressure on Atlantis operating costs and profit margins.

Monarch Casino Black Hawk: Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and working on the major expansion. There is currently no hotel on the property. In August 2015, we completed the redesign and upgrade of the existing Monarch Casino Black Hawk, bringing to the facility’s interior the same quality, ambiance and finishes of the ongoing master planned expansion that will transform Monarch Casino Black Hawk into a full-scale casino resort. In November 2016, we opened for guest use our elegant nine-story parking facility with about 1,350 spaces. Construction of a new hotel tower and casino expansion on the site where the old parking structure was sitting is close to completion. (see CAPITAL SPENDING AND DEVELOPMENT – Monarch Black Hawk Expansion Plan). Once completed, the Monarch Black Hawk Expansion Plan will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars and associated support facilities. We currently expect to begin a soft opening of floors one through five in the building’s podium as well as some floors in the hotel tower in the second quarter of 2020, with additional hotel tower floors to follow over the course of the quarter. Following the podium opening, we will begin work on converting the existing buffet to a specialty restaurant, and adding a poker room and a sports lounge in the existing facility. We expect this work to be completed in the fourth quarter of 2020.

KEY PERFORMANCE INDICATORS

We use certain Key Performance Indicators (“KPI”) to manage our operation and measure our performance.

Gaming revenue KPI: Our management reviews on a consistent basis the volume metrics and hold percentage metrics for each gaming area. The main volume measurements are slot coin-in, table games drop, sportsbook write and keno write. Slot coin-in represents the dollar amount wagered in slot machines, including free promotional wagers. Table games drop represents the total amount of cash and net markers deposited in the table drop box. Keno write and sportsbook write represents the dollar amount wagered at our counters, along with sportsbook write made through our mobile wagering system. Volume metrics are important in managing the business, as our gaming win is affected by actual hold percentage, which in general varies from the expected hold percentage and historical hold percentage. Gaming win represents the amount of wagers retained by us. Hold percentage represents win as a percentage of slot coin-in, table game drop, sportsbook write, or keno write. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis.

Food and Beverage revenue KPI: The main KPIs in managing our food and beverage operations are covers and average revenue per cover. A cover represents the number of guests served and is an indicator for volume. Average revenue per cover represents the average amount spent per food and beverage outlets’ served guests. Changes in the average revenue per cover might be an indicator for changes in menu offerings, changes in menu prices or may indicate changes in our guests’ preferences and purchasing habits.

Hotel revenue KPI: The main KPIs used in managing our hotel operation are the occupancy rate (a volume indicator), which is the average percentage of available hotel rooms occupied during a period, and the average daily rate (“ADR”, a price indicator), which is the average price per sold room. Available rooms exclude those rooms unavailable for occupancy during the period due to renovation, development, or other requirements.  Sold rooms include rooms where the guests do not show up for their stay and lose their deposit. The calculations of the occupancy rate and ADR include the impact of rooms provided on a complimentary basis. Revenue per available room ("RevPAR") represents total hotel revenue per available room and is a representation of occupancy rate, ADR and miscellaneous hotel sales.

Operating margins: Our management is consistently focused on controlling expenses and finding cost savings, without affecting the quality of the product we offer and our guests’ services and experience. We measure our performance using expense margin, which is a percentage of direct expenses, including labor cost of product and any other operating expenses related to the gaming, food and beverage, or hotel operation to the net gaming, food and beverage, or hotel revenues. Selling, general and administrative (“SG&A”) margin represents SG&A expenses for a period as a percentage of total net revenue for a period. In managing the food and beverage operation we use Cost Of Goods Sold (“COGS”) percentage, which represents a percentage of product cost to the food and beverage revenue and is a measurement of commodity prices and menu sales prices.

Our management evaluates the KPI as compared to prior periods, the peer group, or market, as well as for any trends.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Years Ended December 31, 2019 and 2018

For the year ended December 31, 2019, our net income totaled $31.8 million, or $1.70 per diluted share, compared to net income of $34.1 million, or $1.83 per diluted share for the same period of 2018, reflecting a 6.7% decrease in net income and 7.1% in diluted earnings per share. Net revenue for the years ended December 31, 2019 and 2018 were $249.2 million and $240.3 million, respectively, reflecting an increase of $8.9 million, or 3.7%. Income from operations for the year ended December 31, 2019 totaled $39.6 million compared to $42.8 million for the same period in 2018, representing a decrease of $3.3 million, or 7.6%.

Casino revenue increased 1.7% in the year ended December 31, 2019 compared to the same period of 2018  due to an increase in gaming volume, as a result of an increase in guests’ spend per visit and partially offset by an increase in promotional allowances (primarily hotel), recognized at the stand alone selling price and recorded as casino contra revenue. Casino operating expense as a percentage of casino revenue increased to 35.4% for the year ended December 31, 2019, compared to 34.8% in 2018 due to an increase in labor expense and promotional expense.

Food and beverage revenue increased 1.9% in the year ended December 31, 2019 over the same period in 2018, due to a 3.5% increase in average revenue per cover partially offset by a 1.5% decrease in covers served. Food and beverage operating expense as a percentage of food and beverage revenue in the year ended December 31, 2019 was 79.0% compared to 75.8% over the same period in 2018.  Food and beverage operating expense as a percentage of food and beverage revenue increased as a result of labor cost increase partially offset by a decrease in cost of goods sold.

Hotel revenue increased 15.5% due to a higher ADR of $124.17 for the year ended December 31, 2019 compared to $104.61 for the year ended December 31, 2018.  The increase in ADR is primarily due to an increase in the complimentary ADR, recognized at the stand alone dynamic selling price. Hotel occupancy of 88.4% in 2019 was slightly lower compared to 89.3% in 2018. REVPAR was $117.77 and $101.40 for the years ended December 31, 2019 and 2018, respectively. Hotel operating expense as a percent of hotel revenue for the year ended December 31, 2019 was 37.3% compared to 42.8% for the same period in 2018. The decrease in the hotel expense margin was primarily due to the increase in the complimentary ADR.

Other revenue increased 4.7% in 2019 compared to 2018 driven primarily by increased Atlantis’ spa and salon revenues and recoveries of bad debt.

SG&A Expense increased to $69.3 million in the year ended December 31, 2019 from $65.8 million in the same period of 2018 due to: i) a $2.8 million increase in salaries, wages and related employee benefits expense; ii) a $0.3 million increase in employee acquisition and retention expense; iii) a $0.2 million increase in information systems maintenance expense; and iv) a $0.2 million increase in travel expense.  As a percentage of net revenue, SG&A expense increased to 27.8% in 2019 from 27.4% in 2018.

Depreciation and amortization expense increased to $14.9 million for the year ended December 31, 2019 as compared to $14.6 million for the same period in 2018 primarily due to the increase in property and equipment, as we continually strive to add to and upgrade our property and equipment assets.

During 2019, we recognized $2.5 million in pre-opening expense related to the upcoming opening of the new hotel and expanded casino in Black Hawk, $0.3 million in construction litigation expense related to the lawsuit filed by the Monarch Black Hawk Expansion construction project general contractor against the Company and $0.3 million acquisition opportunity related professional service fees. We had no such expenses in 2018.

During the year ended December 31, 2019, we drew  $105.5 million from the Amended Credit Facility and paid $3.8 million of mandatory principal payment, which resulted in an increase in our outstanding balance thereunder to $196.3 million as of December 31, 2019.  During 2019, we capitalized all interest paid and accrued, as the draws were strictly used to finance the Monarch Black Hawk Expansion Plan. During 2018, we capitalized a  majority of the interest paid and accrued, as most of the draws were used to finance the Monarch Black Hawk Expansion Plan, which resulted in interest expense, net of amounts capitalized, of  $0.2 million. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

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

SG&A Expense increased to $65.8 million in the year ended December 31, 2018 from $62.7 million in the same period of 2017 due to: i) a $2.0 million increase in salaries, wages and related employee benefits expense; ii) a $0.6 million increase in utility expense; iii) a $0.4 million increase in professional legal fees; and iv) a $0.1 million increase in property tax expense. As a percentage of net revenue, SG&A expense increased to 27.4% in 2018 from 27.2% in 2017.

Depreciation and amortization expense decreased to $14.6 million for the year ended December 31, 2018 as compared to $15.1 million for the same period in 2017 primarily as a result of the decrease in depreciation expense at Monarch Casino Black Hawk due to five-year assets (i.e., assets that are depreciated over a five-year time period) having become fully depreciated.

During the year ended December 31, 2018, we drew $68.3 million from the Amended Credit Facility, which increased the outstanding balance thereunder to $94.5 million as of December 31, 2018 compared to $26.2 million as of December 31, 2017. During 2018, we capitalized a majority of the interest paid and accrued, as the draws were strictly used to finance the Monarch Black Hawk Expansion Plan, which resulted in interest expense, net of amounts capitalized, of $0.2 million in 2018 compared to $1.0 million in 2017. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests. In addition, we have invested, and continue to invest, in our Monarch Black Hawk Expansion Plan. Capital expenditures during the years ended December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018

Atlantis	$10,061	$4,333
Monarch Casino Black Hawk	124,930	121,412
	$134,991	$125,745

During the years ended December 31, 2019 and 2018, capital expenditures related primarily to the work on the Monarch Black Hawk Expansion Plan and the property upgrade work at Atlantis, as well as the acquisition of gaming equipment to upgrade and replace existing equipment at both properties.

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

On February 8, 2017, we broke ground on the hotel tower and casino expansion. The new 23-story tower will nearly double the existing casino space and will include approximately 500 hotel rooms and suites, an upscale spa and pool facility, three additional restaurants and additional bars.

During 2018, we completed certain modifications to the Monarch Black Hawk Expansion Plan scope which, we believe, will provide additional revenue opportunities for our expanded resort, including enlarging the casino floor and associated amenities by approximately 6,500 square feet. In addition, we made adjustments to the budget for the rise in construction costs and furniture, fixtures and equipment costs. Accordingly, we increased our budget for the hotel tower and casino expansion cost by $35 million, to a range of approximately $264 million to $269 million.

We are currently expecting to begin a soft opening of floors one through five in the building’s podium as well as some floors in the hotel tower in the second quarter of 2020, with additional hotel tower floors to follow over the course of the quarter. Following the podium opening, the Company will begin work on converting the existing buffet to a specialty restaurant, and adding a poker room and a sports lounge in the existing facility. We expect this work to be completed in the fourth quarter of 2020.

We expect to continue to finance the cost through a combination of operating cash flow, funds from our money market account and the Amended Credit Facility. We can provide no assurance that any project will be completed on schedule, if at all, or within established budgets, or that any project will result in increased earnings.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facility.

Operating Activities

For the year ended December 31, 2019, net cash provided by operating activities totaled $63.2 million, an increase of $4.5 million, or 7.6%, compared to the same period of the prior year. This increase was primarily due to: i) a  $2.7 million increase in stock-based compensation expense, including the excess tax benefit; ii) a  $1.9 million change in working capital; iii) a  $1.8 million increase in deferred taxes; and iv) a  $0.3 million increase in depreciation and amortization,  all offset by the decrease in net income by $2.3 million.

Investing Activities

Net cash used in investing activities totaled $134.9 million and $125.7 million in the years ended December 31, 2019 and 2018, respectively. Net cash used in investing activities during the years ended December 31, 2019 and 2018 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk, for renovation projects at Atlantis, and for the acquisition of gaming and other equipment at both properties.

Financing Activities

Net cash provided by financing activities during the years ended December 31, 2019 and 2018 was $101.8 million and $68.3 million, respectively, and represented borrowing under our Amended Credit Facility, net of the mandatory principal payments.

Amended Credit Facility

On July 20, 2016, we entered into the Amended Credit Facility, under which our former $100 million credit facility was increased to $250.0 million, and the maturity date was extended from November 15, 2016 to July 20, 2021.

At December 31, 2019,  the total revolving loan commitment under the Amended Credit Facility was automatically and permanently reduced to $50 million and $200.0 million (Conversion Amount) in outstanding revolving loans were converted to a Term Loan. Prior to the conversion, we drew all available borrowings up to $200 million, and deposited $27.5 million into an interest bearing money market fund to be used for the remaining construction spending and payment of retainage for the Monarch Black Hawk Expansion. Following the conversion to a Term Loan, on December 31, 2019, we made a $3.7 million mandatory principal payment.

As of December 31, 2019,  the Company had an outstanding principal balance of $196.3 million under the Amended Credit Facility, a $0.6 million Standby Letter of Credit and $50.0 million remaining in available borrowings under the Amended Credit Facility. As of December 31, 2019, there have been no withdrawals from the Standby Letter of Credit.

Borrowings are secured by liens on substantially all of our real and personal property.

In addition to other customary covenants for a facility of this nature, as of December 31, 2019, we are required to maintain a Total Leverage Ratio (at any time, the ratio of (a) Total Funded Debt at such time, to (b) EBITDA for the four consecutive fiscal quarter period most recently ended for which Financial Statements are available, as defined in the Amended Credit Facility) of no more than 4.75:1 and a Fixed Charge Coverage Ratio (for the period of four consecutive fiscal quarters ending on or most recently ended prior to such date (a) the sum of (i) EBITDA minus (ii) income taxes paid in cash during such period minus (iii) Distributions made during such period (other than Distributions made pursuant to Section 5.02(f)(i))  minus (iv) Investments in Excluded Subsidiaries made during such period  minus (v) Maintenance Capital Expenditures made during such period divided by (b) Fixed Charges for such period, as defined in the Amended Credit Facility) of at least 1.15:1. As of December 31, 2019,  we were in compliance with the financial covenants contained in the Amended Credit Facility, as our Total Leverage Ratio and Fixed Charge Coverage Ratio were 3.2:1 and 3.9:1, respectively.

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

At December 31, 2019, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.25%. At December 31, 2019, the one-month LIBOR interest rate was 1.80%.  The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

We may prepay borrowings under the Amended Credit Facility revolving loan without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid may be re-borrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

On the terms and subject the conditions under the Amended Credit Facility, we may, at any time before the Maturity Date, request an increase of the total revolving loan commitment, provided that each such increase is equal to $15.0 million or an integral multiple of $1.0 million in excess and, after giving effect to the requested increase, the aggregate amount of the increases in the total revolving loan commitment shall not exceed $75.0 million.

We are required to make principal payments on the amount of the Term Loans on each Term Loan Installment Date (last business day of each quarter, starting with the quarter ending December 31, 2019) in an amount equal to (x) the percentage set forth opposite the applicable year during which such Term Loan Installment Date occurs multiplied by (y) the Conversion Amount. The estimated amount of the mandatory principal payment due in next twelve months is $20.0 million.

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

COMMITMENTS AND CONTINGENCIES

Our contractual cash obligations as of December 31, 2019 and the next five years and thereafter are as follows (in millions):

	Payments due by period (1)
		Less			Greater
		than 1	1 to 3	3 to 5	than 5
	Total	year	years	years	years
Operating Leases (2)	$24.0	$1.4	$2.5	$2.1	$18.0
Purchase Obligations (3)	32.6	28.3	2.5	1.8	—
Borrowings Under Amended Credit Facility (4)	196.3	20.0	176.3	—	—
Total Contractual Cash Obligations	$252.9	$49.7	$181.3	$3.9	$18.0

(1)

Because interest payments under our Amended Credit Facility are subject to factors that, in our judgment, vary materially, the amount of future interest payments is not presently determinable. These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the rate at which we deploy capital and other spending which, in turn, impacts the level of future borrowings. The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.50%, or the Prime Rate. The interest rate is adjusted quarterly based on our leverage ratio which is calculated using operating results over the previous four quarters and borrowings as of the end of the most recent quarter. Based on our leverage ratio, at December 31, 2019, pricing was LIBOR plus 1.50% and will be adjusted in subsequent quarters in accordance with our leverage ratio. At December 31, 2019, the one-month LIBOR rate was 1.80%.

(2)	Operating leases include the Driveway Lease, the Parking Lot Lease and billboards leases.

(3)

Purchase obligations represent approximately $23.6 million of commitments related to capital projects and approximately $9.0 million of materials and supplies used in the normal operation of our business. All of the purchase orders and construction commitments are cancelable by us upon providing a 30-day notice.

(4)	The amount represents outstanding draws against the Amended Credit Facility as of December 31, 2019.

As described in the “CAPITAL SPENDING AND DEVELOPMENT” section above, we have commenced a substantial expansion of our Monarch Casino Black Hawk facility starting in 2014. While we have disclosed the estimated cost of that expansion, we have not entered into contracts for substantial portions of the work. For this reason, we have included in the table above only the amounts for which we have contractual commitments. At December 31, 2019, we estimate that the remaining cost to complete the Monarch Black Hawk Expansion is between $20 million and $27 million.

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

Capitalized Interest

We capitalize interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, we capitalize interest on amounts expended on the project at our average borrowing cost. Interest capitalization is ceased when the project is substantially complete. We capitalized interest of $5.8 million during the year ended December 31, 2019,  $2.3 million during the year ended December 31, 2018 and $0.5 million during the year ended December 31, 2017.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2018, the FASB issued an ASU to align the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset in the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statement of income as the costs related to the hosting fees. The guidance in this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted including adoption in any interim period. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after adoption. We do not expect the adoption to have a material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued an ASU that simplifies the accounting for goodwill impairment for all entities by eliminating the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). The standard does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. We do not expect the adoption to have a material impact on our Consolidated Financial Statements.

In June 2016, the FASB issued amended accounting guidance for the measurement of credit losses on financial instruments. The amended accounting guidance replaces the incurred loss impairment model with a forward-looking expected loss model, and is applicable to most financial assets, including trade receivables other than those arising from operating leases. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim and annual periods beginning after December 15, 2018. A modified retrospective transition method with a cumulative-effect adjustment to retained earnings is required to be applied at the date of adoption. We do not expect the adoption to have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued an ASU, amended January 2017, which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off- balance sheet financing. The standard permits two approaches, one requiring retrospective application of the new guidance with restatement of prior years, and one requiring prospective application of the new guidance. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, amending certain aspects of the new leasing standard. The amendment allows an additional optional transition method whereby an entity records a cumulative effect adjustment to opening retained earnings in the year of adoption without restating prior periods.  We adopted this ASU on January 1, 2019. For additional detail see NOTE. 6.

We adopted this standard as of the first quarter of 2019 using this modified retrospective transition approach and have elected not to adjust comparative periods presented. We have elected to use the package of practical expedients in our transition and accordingly, will not reassess our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we have elected the short-term lease recognition exemption, under which we will not recognize right-of-use assets or lease liabilities for leases with a term of twelve months or less, and have elected not to apply the use-of-hindsight practical expedient. We are in the final stages of implementing changes to our systems and processes for lease accounting and reporting, and are currently finalizing our evaluation of the financial statement impact of adopting the amended guidance, which will include recognizing lease liabilities and related right-of-use assets for operating leases on the opening balance sheet in the period of adoption. We do not expect the adoption to have a material impact on the pattern of lease expense recognition in our consolidated statements of income or cash flows.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Our current primary market risk exposure is interest rate risk relating to the impact of interest rate movements under our Amended Credit Facility. As of December 31, 2019, we had $196.3 million of outstanding debt under our Amended Credit Facility which bears interest at variable rates. A hypothetical 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at December 31, 2019 would result in an increase in our annual interest cost of approximately $2.0 million.

We do not have any cash or cash equivalents as of December 31, 2019 subject to market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Monarch Casino & Resort, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 12, 2020 expressed an unqualified opinion thereon.

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

March 12, 2020

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Casino	$128,010	$125,844	$178,585
Food and beverage	72,578	71,212	63,416
Hotel	35,222	30,497	24,784
Other	13,356	12,762	12,467
Gross revenues	249,166	240,315	279,252
Less promotional allowances	—	—	(48,526)
Net revenues	249,166	240,315	230,726

Operating expenses
Casino	45,259	43,791	73,017
Food and beverage	57,367	54,002	25,727
Hotel	13,123	13,059	9,320
Other	6,543	6,206	4,141
Selling, general and administrative	69,312	65,802	62,719
Depreciation and amortization	14,875	14,617	15,132
Other operating items, net	3,112	12	4
Total operating expenses	209,591	197,489	190,060
Income from operations	39,575	42,826	40,666

Other income (expense)
Interest income (expense), net of amounts capitalized	1	(177)	(967)
Total other expense	1	(177)	(967)

Income before income taxes	39,576	42,649	39,699
Provision for income taxes	(7,760)	(8,551)	(14,161)
Net income	$31,816	$34,098	$25,538

Earnings per share of common stock
Net income
Basic	$1.77	$1.91	$1.45
Diluted	$1.70	$1.83	$1.39

Weighted average number of common shares and potential common shares outstanding
Basic	18,025	17,846	17,585
Diluted	18,684	18,574	18,367

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$60,539	$30,462
Receivables, net	5,458	6,740
Income taxes receivable	185	279
Inventories	6,735	3,692
Prepaid expenses	6,238	5,508
Total current assets	79,155	46,681
Property and equipment
Land	30,769	30,034
Land improvements	7,842	7,645
Buildings	193,235	193,235
Buildings improvements	31,986	25,995
Furniture and equipment	152,461	139,772
Construction in progress	285,789	180,518
Right of use assets	15,574	—
Leasehold improvements	3,848	3,782
	721,504	580,981
Less accumulated depreciation and amortization	(220,021)	(206,657)
Net property and equipment	501,483	374,324
Other assets
Goodwill	25,111	25,111
Intangible assets, net	1,538	2,704
Deferred income taxes	2,683	4,027
Other assets, net	908	2,280
Total other assets	30,240	34,122
Total assets	$610,878	$455,127
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$20,000	$—
Accounts payable	17,037	11,182
Construction accounts payable	7,528	17,152
Accrued expenses	34,109	31,111
Short-term lease liability	791	—
Total current liabilities	79,465	59,445
Long-term lease liability	14,797	—
Long-term debt, net	175,415	94,500
Total liabilities	269,677	153,945
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 18,141,383 outstanding at December 31, 2019; 17,919,021 outstanding at December 31, 2018	191	191
Additional paid-in capital	35,215	30,111
Treasury stock, 954,917 shares at December 31, 2019; 1,177,279 shares at December 31, 2018	(12,777)	(15,876)
Retained earnings	318,572	286,756
Total stockholders’ equity	341,201	301,182
Total liabilities and stockholders’ equity	$610,878	$455,127

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2016	17,468,269	$191	$23,834	$231,978	$(22,158)	$233,845
Net exercise of stock options	291,177	—	812	—	4,035	4,847
Stock-based compensation expense	—	—	2,244	—	—	2,244
Net income	—	—	—	25,538	—	25,538
Balance, December 31, 2017	17,759,446	$191	$26,890	$257,516	$(18,123)	$266,474
Net exercise of stock options	159,575	—	90	—	2,247	2,337
Stock-based compensation expense	—	—	3,131	—	—	3,131
Adjustment to beginning retained earnings for accounting changes in accordance with the new revenue recognition standard				(4,858)		(4,858)
Net income	—	—	—	34,098	—	34,098
Balance, December 31, 2018	17,919,021	$191	$30,111	$286,756	$(15,876)	$301,182
Net exercise of stock options	222,362	—	979	—	3,099	4,078
Stock-based compensation expense	—	—	4,125	—	—	4,125
Net income	—	—	—	31,816	—	31,816
Balance, December 31, 2019	18,141,383	$191	$35,215	$318,572	$(12,777)	$341,201

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$31,816	$34,098	$25,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,875	14,617	15,132
Amortization of deferred loan costs	538	538	538
Stock-based compensation	8,203	5,468	7,091
Provisions for bad debts	189	93	103
Loss on disposition of assets	—	12	4
Deferred income taxes	1,344	(483)	3,810
Changes in operating assets and liabilities:
Receivables	1,093	92	(1,992)
Income taxes	94	1,729	(1,600)
Inventories	(3,043)	(357)	(238)
Prepaid expenses	(730)	(896)	(125)
Right of use asset, net	14	—	—
Accounts payable	5,855	2,998	(431)
Accrued expenses	2,998	847	1,624
Net cash provided by operating activities	63,246	58,756	49,454

Cash flows from investing activities:
Proceeds from sale of assets	72	—	86
Change in construction payable	(9,624)	11,329	3,218
Acquisition of property and equipment	(125,367)	(137,074)	(49,990)
Net cash used in investing activities	(134,919)	(125,745)	(46,686)

Cash flows from financing activities:
Principal payments on long-term debt	(3,750)	—	—
Long-term debt borrowings	105,500	68,300	—
Net cash provided by financing activities	101,750	68,300	—

Change in cash and cash equivalents	30,077	1,311	2,768
Cash and cash equivalents at beginning of period	30,462	29,151	26,383
Cash and cash equivalents at end of period	$60,539	$30,462	$29,151

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$—	$186	$426
Cash paid for income taxes	$6,322	$7,305	$11,950
Return of assets under capital lease:
Accounts payable	—	—	(105)
Accrued expenses	—	—	(13)
Accrued expenses - adjustment to beginning retained earnings for accounting changes in accordance with the new revenue recognition standard	—	4,858	—

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank, as well as money market funds with an original maturity of 90 days or less.

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

For assets to be held and used, the Company reviews fixed assets for impairment annually during the fourth quarter of each year or whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For the years ended December 31, 2019, 2018 and 2017, there were no impairment charges.

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

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations in April 2012. As of December 31, 2019 and 2018, we had goodwill totaling $25.1 million related to the purchase of Black Hawk, Inc. (see NOTE 4). For the years ended December 31, 2019, 2018 and 2017, there were no impairment charges.

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

The customer relationship intangible asset represents the value associated with Monarch Casino Black Hawk’s rated casino guests. The initial fair value of the customer relationship intangible asset was estimated based on the projected net cash flows associated with these casino guests. The recoverability of the Company’s customer relationship intangible asset could be affected by, among other things, increased competition within the gaming industry, a downturn in the economy, declines in customer spending which would impact the expected future cash flows associated with the rated casino guests, declines in the number of visitations which could impact the expected attrition rate of the rated casino guests, and erosion of operating margins associated with rated casino guests. Should events or changes in circumstances cause the carrying value of the customer relationship intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized. As of December 31, 2019 and 2018, the customer relationships net intangible asset balance was $1.5 million and $2.7 million, respectively.

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

Debt Issuance Costs

Prior to 2019, debt issuance costs were capitalized and included in “Other assets, net” on the Company’s consolidated balance sheets. As of December 31, 2018, debt issuance costs, net of amortization, were $1.4 million. As of December 31, 2019, any unamortized amounts of debt issuance costs were recorded as a reduction of the outstanding debt and included in “Long-term debt, net”. As of December 31, 2019, debt issuance costs, net of amortization, were $0.8 million. Costs incurred in connection with the issuance of long-term debt are amortized to interest expense over the term of the related debt agreement utilizing the effective-interest method.

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects.  When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. The Company capitalized $5.8 million during the year ended December 31, 2019, $2.3 million during the year ended December 31, 2018 and $0.5 million during the year ended December 31, 2017 in interest.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense, which is included in selling, general and administrative expense, was $5.0 million, $4.9 million and $5.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Other Operating items, net

Other operating items, net, in general consist of miscellaneous operating charges. For the year ended December 31, 2019, Other operating items, net,  was $3.1 million, which includes $2.5 million in pre-opening expenses relating to the Monarch Black Hawk Expansion project, $0.3 million in professional service fees relating to our construction litigation and $0.3 million in professional service fees relating to a due diligence on an acquisition opportunity.

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as casino expense in the accompanying Consolidated Statements of Income. These taxes totaled $23.0 million, $22.3 million and $21.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Years ended December 31,
	2019		2018		2017
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount

Basic	18,025	$1.77	17,846	$1.91	17,585	$1.45
Effect of dilutive stock options	659	(0.07)	728	(0.08)	782	(0.06)
Diluted	18,684	$1.70	18,574	$1.83	18,367	$1.39

The following options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the December 31 closing market price of the common shares and their inclusion would be antidilutive:

	Years ended December 31,
	2019			2018			2017
Options to purchase shares of common stock	843,980			697,968			203,667
Exercise prices	$44.55	-	$59.07	$39.82	-	$47.81	$45.32	-	$46.73
Expiration dates (month/year)	11/27-12/29			11/27-12/28			11/27-12/27

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

The Company is dependent on the travel industry and any disruption or restriction on national or international travel and entertainment, like a  pandemic disease or a risk of pandemic disease, could materially and adversely affect our future results of operations.

The Company is dependent upon a stable gaming and admission tax structure in the locations in which it operates. Any change in the tax structure could have a material adverse effect on future results of operations.

Impact of Recently Issued Accounting Standards

In August 2018, the FASB issued an ASU to align the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset in the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statement of income as the costs related to the hosting fees. The guidance in this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted including adoption in any interim period. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after adoption. The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.

In January 2017, the FASB issued an ASU that simplifies the accounting for goodwill impairment for all entities by eliminating the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). The standard does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.

In June 2016, the FASB issued amended accounting guidance for the measurement of credit losses on financial instruments. The amended accounting guidance replaces the incurred loss impairment model with a forward-looking expected loss model, and is applicable to most financial assets, including trade receivables other than those arising from operating leases. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim and annual periods beginning after December 15, 2018. A modified retrospective transition method with a cumulative-effect adjustment to retained earnings is required to be applied at the date of adoption. The Company is currently assessing the impact the adoption of this standard will have on its Consolidated Financial Statements.

In February 2016, the FASB issued an ASU, amended January 2017, which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, the lessee is required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off- balance sheet financing. The standard permits two approaches, one requiring retrospective application of the new guidance with restatement of prior years, and one requiring prospective application of the new guidance. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, amending certain aspects of the new leasing standard. The amendment allows an additional optional transition method whereby an entity records a cumulative effect adjustment to opening retained earnings in the year of adoption without restating prior periods. We adopted this ASU on January 1, 2019. See NOTE. 6.

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

As of December 31, 2019 and 2018, we had estimated the obligations related to the players’ club program of $9.4 million, which are included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheets.

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

Year ended December 31,
2017
Food and beverage	$26,025
Hotel	3,375
Other	2,128
$31,528

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

While those changes have resulted in $1,013 thousand and $936 thousand increase in net revenue for the years ended December 31, 2019 and 2018, respectively, the adoption of the new revenue standard had no impact on net income.

 In accordance with the new revenue standard requirements, below is a disclosure of the impact of the adoption of ASC 606 on our consolidated income statement for the period ended December 31, 2019 and December 31, 2018 (in thousands):

	Year Ended December 31, 2019
	Post ASC 606 Adoption	ASC 606 Changes	Pre ASC 606 Adoption
Revenues
Casino	$128,010	$71,306	$199,316	(a) (b) (c) (d)
Food and beverage	72,578	(5,335)	67,243	(a) (d) (e)
Hotel	35,222	(8,329)	26,893	(a) (f)
Other	13,356	230	13,586	(a) (d)
Gross revenues	249,166	57,872	307,038
Less promotional allowances	—	(58,885)	(58,885)	(a) (d)
Net revenues	249,166	(1,013)	248,153	(b) (c) (e) (f)
Operating Expenses
Casino	45,259	29,563	74,822	(b) (c) (g)
Food and beverage	57,367	(22,670)	34,697	(e) (g)
Hotel	13,123	(5,750)	7,373	(f) (g)
Other	6,543	(2,156)	4,387	(g)
Selling, general and administrative	69,312	—	69,312
Depreciation and amortization	14,875	—	14,875
Other operating items, net	3,112	—	3,112
Total operating expenses	209,591	(1,013)	208,578

Net income	31,816	—	31,816
Basic	$1.77	$-	$1.77
Diluted	$1.70	$-	$1.70

	Year Ended December 31, 2018
	Post ASC 606 Adoption	ASC 606 Changes	Pre ASC 606 Adoption
Revenues
Casino	$125,844	$59,522	$185,366	(a) (b) (c) (d)
Food and beverage	71,212	(5,600)	65,612	(a) (d) (e)
Hotel	30,497	(4,158)	26,339	(a) (f)
Other	12,762	143	12,905	(a) (d)
Gross revenues	240,315	49,907	290,222
Less promotional allowances	—	(50,843)	(50,843)	(a) (d)
Net revenues	240,315	(936)	239,379	(b) (c) (e) (f)
Operating Expenses
Casino	43,791	33,174	76,965	(b) (c) (g)
Food and beverage	54,002	(28,550)	25,452	(e) (g)
Hotel	13,059	(3,428)	9,631	(f) (g)
Other	6,206	(2,132)	4,074	(g)
Selling, general and administrative	65,802	—	65,802
Depreciation and amortization	14,617	—	14,617
Other operating items, net	12	—	12
Total operating expenses	197,489	(936)	196,553

Net income	34,098	—	34,098
Basic	$1.91	$—	$1.91
Diluted	$1.83	$—	$1.83

(a)	Change as a result of reclassification of current period complimentaries at estimated retail price from promotional allowances to casino, food and beverage, hotel, spa and retail revenues.
(b)	Change as a result of reclassification of the earned and unused points during the period from casino expense to casino revenue.
(c)	Change as a result of reclassification of the wide area progressive system expense from casino revenue to casino expense.
(d)	Change as a result of the change of the casino floor bars menu prices and some retail outlets prices from discounted to retail price.
(e)	Change as a result of reclassification of the banquets service fees from food and beverage expense to food and beverage revenue.
(f)	Change as a result of reclassification of the group rebates and commissions from hotel expense to hotel revenue.
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

NOTE 3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 31,
	2019	2018
Casino	$3,599	$4,908
Hotel	1,445	1,773
Other	514	304
	5,558	6,985
Less allowance for doubtful accounts	(100)	(245)
	$5,458	$6,740

The Company calculates an allowance for doubtful accounts by applying a percentage, estimated by management based on historical aging experience, to the accounts receivable balance. The Company recorded bad debt expense of $189 thousand, $93 thousand and $103 thousand in 2019, 2018 and 2017, respectively.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill of $25.1 million at December 31, 2019 represents the excess of total acquisition costs over the fair market value of net assets acquired and liabilities assumed in a business combination. To assist in the Company’s determination of the purchase price allocation for the Monarch Casino Black Hawk, the Company engaged a third-party valuation firm regarding the assets acquired and liabilities assumed in its acquisition.

Intangible assets consist of the following at December 31 (in thousands except years):

	2019	2018
Customer list
Total intangible assets	$10,490	$10,490
Less accumulated amortization:	(8,952)	(7,786)
Intangible assets, net	$1,538	$2,704
Weighted-average life in years	1.3	2.3

Customer lists were valued at $10.5 million, representing the value associated with the future potential customer revenue production and are being amortized on a straight-line basis over nine years.

Amortization expense of $1.2 million was recognized for each of the years ended December 31, 2019, 2018 and 2017. Estimated amortization expenses for the years ending December 31, 2020 through 2021 are as follows (in thousands):

Year	Expense
2020	$1,166
2021	372
Total	$1,538

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

NOTE 5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018
Accrued salaries, wages and related benefits	$8,772	$8,639
Progressive slot machine and other gaming accruals	16,634	16,045
Accrued gaming taxes	2,999	2,788
Accrued interest	125	126
Other accrued liabilities	5,579	3,513
	$34,109	$31,111

The increase in accrued expenses as of December 31, 2019 compared to 2018 was primarily due to the increase in property tax accrual as of December 31, 2019 compared to December 31, 2018 related to the increase in assessed value of the Monarch Black Hawk building.

NOTE 6. ACCOUNTING FOR LEASES

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

As of December 31, 2019, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (as defined and discussed in NOTE 13. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The table below presents information related to the lease costs for operating leases during 2019 (in thousands):

Year ended
December 31, 2019
Short-term lease costs	$339
Long-term lease costs	1,485
Total lease costs	$1,824

Upon adoption of the new lease standard, incremental borrowing rates used for existing leases were established using the rates in effect as of the lease inception or modification date. The weighted-average incremental borrowing rate of the leases presented in the lease liability as of December 31, 2019 was 4.33%.

The weighted-average remaining lease term of the leases presented in the lease liability as of December 31, 2019 was 21.7 years.

Following is the undiscounted cash flow for the next five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands):

Operating
Leases
Year ending December 31,
2020	$1,446
2021	1,432
2022	1,078
2023	1,072
2024	1,072
Thereafter	18,012
Total minimum lease payments	24,112
Less: amount of lease payment representing interest	(8,524)
Present value of future minimum payments	15,588
Less: current obligations under leases	(791)
Long-term lease obligations	$14,797

Cash paid related to the operating leases presented in the lease liability for the twelve months ended December 31, 2019 was $1.5 million.

NOTE 7. LONG-TERM DEBT

On July 20, 2016, we entered into the Amended Credit Facility, under which our former $100 million credit facility was increased to $250.0 million, and the maturity date was extended from November 15, 2016 to July 20, 2021.

At December 31, 2019,  the total revolving loan commitment under the Amended Credit Facility was automatically and permanently reduced to $50 million and all $200.0 million outstanding under the revolving loan was converted to a Term Loan. Prior to the conversion, we drew all available borrowings that up to $200 million, and deposited $27.5 million into an interest bearing money market fund to be used for the remaining construction spending and payment of retainage for the Monarch Black Hawk Expansion. Following the conversion to a Term Loan, on December 31, 2019, we made a $3.8 million mandatory principal payment.

As of December 31, 2019, the Company had an outstanding principal balance of $196.3 million under the Amended Credit Facility, a $0.6 million Standby Letter of Credit and $50.0 million remaining in available borrowings under the Amended Credit Facility. As of December 31, 2019, there have been no withdrawals from the Standby Letter of Credit.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of December 31, 2019, we are required to maintain a Total Leverage Ratio (Total Funded Debt divided by EBITDA, as defined in the Amended Credit Facility) of no more than 4.75:1 and a Fixed Charge Coverage Ratio (EBITDA divided by Fixed Charges, as defined in the Amended Credit Facility) of at least 1.15:1. As of December 31, 2019, the Company is in compliance with the financial covenants in the Amended Credit Facility, as our Total Leverage Ratio and fixed Charge Coverage Ratios were 3.2:1 and 3.9:1, respectively.

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

At December 31, 2019, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.50%. At December 31, 2019, the one-month LIBOR interest rate was 1.80%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

We may prepay borrowings under the Amended Credit Facility revolving loan without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid may be re-borrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

On the terms and subject to some conditions, we may, at any time before the Maturity Date, request an increase of the total revolving loan commitment, provided that each such increase is equal to $15.0 million or an integral multiple of $1.0 million in excess and, after giving effect to the requested increase, the aggregate amount of the increases in the total revolving loan commitment shall not exceed $75.0 million.

We are required to make principal payments on the amount of the Term Loans on each Term Loan Installment Date (last business day of each quarter, starting with the quarter ending December 31, 2019) in an amount equal to (x) the percentage set forth opposite the applicable year during which such Term Loan Installment Date occurs multiplied by (y) the Conversion Amount. The estimated amount of the mandatory principal payment due in next twelve months is $20.0 million.

As of December 31, 2019, $175.4 million “Long-term debt, net” in the Company’s consolidated balance sheets represents the $196.3 million outstanding loan amount under the Amended Credit facility, net of $0.8 million unamortized debt issuance costs and $20.0 million mandatory principal payment that are due in next twelve months and are presented as “Current portion of long-term debt” in the Current liabilities section of the Company’s consolidated balance sheets.

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

NOTE 8. TAXES

Income Taxes

The Company’s income tax provision (benefit) consists of the following (in thousands):

	Years ended December 31,
	2019	2018	2017
Federal	$6,080	$8,680	$9,933
State	336	518	417
Current tax provision	6,416	9,198	10,350
Federal	1,215	(659)	3,738
State	129	12	73
Deferred tax provision (benefit)	1,344	(647)	3,811
Total tax provision	$7,760	$8,551	$14,161

In conformity with the adopted in 2017 amendment to Topic 718, Compensation-Stock Compensation: Improvements to Employee Share-based Payment Accounting (ASU 2016-09), all excess tax benefits and deficiencies are recognized as income tax expense in the Company’s Consolidated Statement of Operations. This may result in increased volatility in the Company’s effective tax rate.

The income tax provision differs from that computed at the federal statutory rate as follows:

	Years ended December 31,
	2019	2018	2017
Federal tax at the statutory rate	21.00%	21.00%	35.00%
State tax (net of federal benefit)	1.00%	0.99%	1.00%
Permanent items	0.90%	0.90%	0.34%
Tax credits	(0.84)%	(1.08)%	(0.82)%
Excess tax benefits on stock-based compensation	(2.49)%	(1.94)%	(3.42)%
Tax Cuts and Jobs Act of 2017	—%	—%	3.57%
Other	0.04%	0.19%	—%
	19.61%	20.06%	35.67%

The effective tax rate decreased in 2019 and 2018 compared to 2017 is due to the change in the statutory rate as a result of the Tax Cuts and Jobs Act Bill (the “Tax Act”). This decrease was partially offset by the re-measurement of our deferred tax inventories in 2017 in relation with the reduction in the U.S. federal tax rate and the reduction in excess tax benefits on stock-based compensation.

In 2019, 2018 and 2017, the Company recorded against the tax expense $1.0 million, $0.8 million and $1.4 million tax benefit for employee stock-based compensation, respectively.

The components of the deferred income tax assets and liabilities at December 31, 2019 and 2018, as presented in the consolidated balance sheets, are as follows (in thousands):

	2019	2018
DEFERRED TAX ASSETS
Stock-based compensation	$2,613	$2,018
Compensation and benefits	623	466
Bad debt reserves	—	1
Accrued expenses	307	679
Fixed assets and depreciation	—	1,048
Base stock	4	4
Other reserves	5	—
Right of use lease liability	3,457	—
NOLs & credit carry-forwards	1,444	1,761
Deferred income tax asset	$8,453	$5,977
DEFERRED TAX LIABILITIES
Intangibles and amortization	$(341)	$(600)
Prepaid expenses	(1,354)	(1,067)
Bad debt reserves	(32)	—
Fixed assets and depreciation	(519)	—
Real estate taxes	—	(180)
Right of use asset	(3,454)	—
Other reserves	—	(5)
Federal deduction on deferred state taxes	(70)	(98)
Deferred income tax liability	$(5,770)	$(1,950)
NET DEFERRED INCOME TAX ASSET	$2,683	$4,027

As of December 31, 2019, the Company had $2.4 million of federal net operating loss (“NOL”) carryforwards, general business credit (“GBC”) carryforwards of $0.3 million and $15.9 million of state NOL carryforwards, acquired as part of the Monarch Casino Black Hawk acquisition. The federal NOL carryforwards expire in 2022 through 2032. The federal GBC carryforwards expire in 2023 through 2032. The state NOL carryforwards expire in 2022 through 2032.

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

No uncertain tax positions were recorded as of December 31, 2019, 2018 and 2017. No change in uncertain tax positions is anticipated over the next twelve months.

No interest expense or penalties for uncertain tax positions were recorded for years ended December 31, 2019, 2018 and 2017.

NOTE 9. BENEFIT PLANS

Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 100% of their pre-tax compensation, but not more than statutory limits. The Company’s matching contributions were approximately $482 thousand, $436 thousand, and $379 thousand for years ended December 31, 2019, 2018 and 2017, respectively.

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

The maximum aggregate number of shares which may be issued pursuant to all awards under the 2014 Plan, and the Amendment No. 1 and Amendment No. 2 to the 2014 Plan includes 3,400,000 new shares and the shares available for grant or subject to outstanding awards under the Predecessor Plans. The share reserve as of December 31, 2019 is 1,453,867. By its terms, the 2014 Plan will expire in May 2024 after which no options may be granted unless the 2014 Plan is amended or replaced.

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

A summary of the stock option activity as of and for the year ended December 31, 2019 is presented below:

		Weighted Average
			Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Stock Options	Shares	Price	Term		Value
Stock Option Shares outstanding at beginning of period	2,236,864	$26.21	—		—
Stock Option Shares granted	352,617	43.66	—		—
Stock Option Shares exercised	(222,362)	18.26	—		—
Stock Option Shares forfeited	(30,000)	34.77	—		—
Stock Option Shares expired	—	—	—		—
Stock Option Shares outstanding at end of period	2,337,119	$29.49	6.6	yrs.	$43,371,603
Stock Option Shares exercisable at end of period	1,107,468	$17.51	4.7	yrs.	$34,371,603

A summary of the status of the Company’s nonvested stock option shares as of, and for the year ended, December 31, 2019 is presented below:

		Weighted-Average
		Grant Date Fair
Nonvested Stock Option Shares	Shares	Value
Nonvested at January 1, 2019	1,266,312	$10.83
Granted	352,617	12.19
Vested	(359,278)	6.70
Forfeited	(30,000)	10.75
Nonvested at December 31, 2019	1,229,651	$12.37

Expense Measurement and Recognition:

The Company recognizes stock-based compensation for all current stock option award grants and for the unvested portion of previous stock option award grants based on grant date fair values. Unrecognized costs related to all stock option awards outstanding at December 31, 2019 totaled approximately $9.7 million and is expected to be recognized over a weighted average period of 2.3 years.

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

	Year ended December 31,
	2019	2018	2017
Weighted average expected volatility for options granted	30.13%	32.98%	35.54%
Expected dividends	—	—	—
Expected life (in years)
Directors’ plan	3.04	3.04	2.99
Executives plan	5.07	5.07	5.05
Employees plan	4.18	4.12	4.14
Weighted average risk free rate	1.83%	2.76%	1.83%

Weighted average grant date fair value per share of options granted	$12.19	$13.52	$11.92
Total fair value of shares vested	$2,407	$2,080	$1,324
Total intrinsic value of options exercised	$5,932	$4,659	$5,819
Cash received for all stock option exercises	$4,060	$2,354	$5,813
Tax benefit realized from stock awards exercised	$1,246	$978	$2,037

The risk-free interest rate is based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. The Company has determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility as compared to the Company’s experience.

Reported stock-based compensation expense was classified as follows (in thousands):

	For the Year ended December 31,
	2019	2018	2017
Casino	$205	$129	$114
Food and beverage	211	137	92
Hotel	109	66	33
Selling, general and administrative	3,600	2,799	2,005
Total stock-based compensation, before taxes	4,125	3,131	2,244
Tax benefit	(866)	(657)	(785)
Total stock-based compensation, net of tax	$3,259	$2,474	$1,459

NOTE 11. STOCK REPURCHASE PLAN

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

Legal dispute: On August 30, 2019, PCL Construction Services, Inc. (“PCL”) filed a complaint in District Court, City and County of Denver, Colorado, against the Company and its Colorado subsidiaries, in connection with the Company’s expansion plans for Monarch Casino Black Hawk. The complaint alleges, among other things, the defendants breached the construction contract with PCL and certain implied warranties. On December 5, 2019, the Company filed its answer and counterclaim, which alleges, among other items, that PCL breached the construction contract, duties of good faith and fair dealing, and implied and express warranties, made fraudulent or negligent misrepresentations on which the Company and its Colorado subsidiaries relied, and included claims for equitable and declaratory relief. This action is in the preliminary stages and we are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road, entered into a 20-year lease agreement with BLI for a portion of the Shopping Center. The Parking Lot Lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The Company demolished the building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the Leased Property. The Company has an option to renew the Parking Lot Lease for an additional 10-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. In 2019, the Company paid $695 thousand for rent and $32 thousand for operating expenses relating to this lease. In 2018, the Company paid $695 thousand for rent and $21 thousand for operating expenses relating to this lease. In 2017, the Company paid $695 thousand for rent and $31 thousand for operating expenses relating to this lease.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease. After giving effect to the exercise of such renewal options, the Driveway Lease will expire on September 29, 2034. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. The annual rent for the years 2019, 2018 and 2017 was $383 thousand, $377 thousand and $377 thousand, respectively. In addition, the Company paid $29 thousand, $22 thousand and $24 thousand, respectively, for operating expenses related to this lease.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by Farahi Family Stockholders and paid $150 thousand, $145 thousand and $131 thousand for the years ended December 31, 2019, 2018 and 2017, respectively, for such leases.

NOTE 14. SUBSEQUENT EVENTS

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since December 31, 2019 that required recognition or disclosure in the consolidated financial statements.

NOTE 15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly financial information for 2019 and 2018 (in thousands, except per share amounts):

	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$58,740	$62,761	$65,585	$62,080	$249,166
Operating expenses	50,019	51,128	54,062	54,382	209,591
Income from operations	8,721	11,633	11,523	7,698	39,575
Net income	7,015	9,279	9,326	6,196	31,816

Income per share of common stock
Basic	$0.39	$0.52	$0.52	$0.34	$1.77
Diluted	$0.38	$0.50	$0.50	$0.33	$1.70

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net revenues	$56,268	$59,909	$64,359	$59,779	$240,315
Operating expenses	47,711	48,567	50,493	50,718	197,489
Income from operations	8,557	11,342	13,866	9,061	42,826
Net income	6,741	9,239	10,859	7,259	34,098

Income per share of common stock
Basic	$0.38	$0.52	$0.61	$0.40	$1.91
Diluted	$0.36	$0.50	$0.58	$0.39	$1.83

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2019, we implemented certain controls related to the adoption ASU No. 2016-02, “Leases (Topic 842), (“ASC 842”), effective January 1, 2019. These controls were designed and implemented to ensure the completeness and accuracy of our financial reporting. With the exception of the controls implemented for ASU No. 2016-02, “Leases (Topic 842), (“ASC 842”), there were no changes made to our internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act) during the last fiscal year that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on such assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Monarch Casino & Resort, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Monarch Casino & Resort, Inc.’s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (2) of the Company and our report dated March 12, 2020 expressed an unqualified opinion thereon.

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

March 12, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 9, 2020. We expect to file the Proxy Statement with the Commission not later than April 29, 2020.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 9, 2020. We expect to file the Proxy Statement with the Commission not later than April 29, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Following is information related to our equity compensation plan.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding securities
	options	options	reflected in column (a))
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by security holders (F1)	2,337,119	$29.49	1,453,867
Equity compensation plans not approved by security holders	—	—	—
Total	2,337,119	$29.49	1,453,867

(F1) Includes the 1993 Directors’ Stock Option Plan, 1993 Employee Stock Option Plan and 1993 Executive Long-Term Incentive Plan, as amended, and the 2014 Equity Incentive Plan.

Additional information required under this Item is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 9, 2020. We expect to file the Proxy Statement with the Commission not later than April 29, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 9, 2020. We expect to file the Proxy Statement with the Commission not later than April 29, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 9, 2020. We expect to file Proxy Statement with the Commission not later than April 29, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements

Included in Part II, Item 8 of this report:

a) Report of Independent Registered Public Accounting Firm

b) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017.

c) Consolidated Balance Sheets at December 31, 2019 and 2018.

d) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017.

e) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017.

f) Notes to Consolidated Financial Statements.

(a)(2). Financial Statements Schedules (in thousands)

Schedule II – Valuation of Qualifying Accounts

All other schedules are omitted because they are not applicable, not required or the required information is shown in the financial statements and notes thereto.

Schedule II. - VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at beginning of year	Charged to costs and expenses (F1)	Deductions (F1)	Other	Balance at end of year
2017
Allowance for doubtful accounts	$375	$103	$(215)	$—	$263
2018
Allowance for doubtful accounts	$263	$93	$(111)	$—	$245
2019
Allowance for doubtful accounts	$245	$189	$(334)	$—	$100

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

4.02*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

21.01*	List of Subsidiaries of Monarch Casino & Resort, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number	Exhibit Description

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*   Filed herewith.

** Furnished herewith

+  Denote management contracts or compensatory plans or arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH CASINO & RESORT, INC.

(Registrant)

Date: March 12, 2020	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN FARAHI	Co-Chairman of the Board of Directors	March 12, 2020
John Farahi	Chief Executive Officer (Principal
Executive Officer) and Director

/S/ BOB FARAHI	Co-Chairman of the Board of Directors,	March 12, 2020
Bob Farahi	President, Secretary and Director

/S/ EDWIN S. KOENIG	Chief Accounting Officer (Principal	March 12, 2020
Edwin S. Koenig	Financial Officer and Principal Accounting Officer)

/S/ PAUL ANDREWS	Director	March 12, 2020
Paul Andrews

/S/ YVETTE E. LANDAU	Director	March 12, 2020
Yvette E. Landau

/S/ CRAIG F. SULLIVAN	Director	March 12, 2020
Craig F. Sullivan