Form 10-Q
period 2020-03-31
MONARCH CASINO & RESORT INC
filed 2020-06-22
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,185,829 shares as of June 12, 2020.

EXPLANATORY NOTE

As previously disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on May 8, 2020 (the “Form 8-K”) and in accordance with the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the “Order”), the Company (i) relied on the relief provided by the Order in connection with the filing of the Form 10-Q for the quarter ended March 31, 2020 (“Form 10-Q”) and (ii) the Form 10-Q was delayed to provide an adequate time for the Company to continue the discussions with its lenders on the immediate and evolving impacts of COVID-19 on the Company’s operations and financial results and to obtain additional relief and default waivers on the Amended Credit Facility. The Company is filing the Form 10-Q on June 22, 2020, which is within the timetable stated in the Form 8-K and the Order.”

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2020	2019
Revenues
Casino	$27,065	$28,976
Food and beverage	14,763	17,692
Hotel	6,417	8,505
Other	2,766	3,567
Net revenues	51,011	58,740

Operating expenses
Casino	9,618	10,820
Food and beverage	12,524	13,998
Hotel	2,988	3,130
Other	1,451	1,580
Selling, general and administrative	17,194	16,452
Depreciation and amortization	3,820	3,603
Other operating items, net	1,305	436
Total operating expenses	48,900	50,019
Income from operations	2,111	8,721

Income before income taxes	2,111	8,721
Provision for income taxes	(91)	(1,706)
Net income	$2,020	$7,015

Earnings per share of common stock
Net income
Basic	$0.11	$0.39
Diluted	$0.11	$0.38

Weighted average number of common shares and potential common shares outstanding
Basic	18,158	17,937
Diluted	18,874	18,619

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$39,358	$60,539
Receivables, net	4,194	5,458
Income taxes receivable	94	185
Inventories	6,889	6,735
Prepaid expenses	5,393	6,238
Total current assets	55,928	79,155
Property and equipment
Land	30,769	30,769
Land improvements	7,842	7,842
Buildings	193,235	193,235
Buildings improvements	31,986	31,986
Furniture and equipment	153,661	152,461
Construction in progress	295,429	285,789
Right of use assets	15,369	15,574
Leasehold improvements	3,848	3,848
	732,139	721,504
Less accumulated depreciation and amortization	(223,550)	(220,021)
Net property and equipment	508,589	501,483
Other assets
Goodwill	25,111	25,111
Intangible assets, net	1,246	1,538
Deferred income taxes	2,683	2,683
Other assets, net	908	908
Total other assets	29,948	30,240
Total assets	$594,465	$610,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$22,500	$20,000
Accounts payable	6,579	17,037
Construction accounts payable	4,652	7,528
Accrued expenses	28,208	34,109
Short-term lease liability	788	791
Total current liabilities	62,727	79,465
Long-term lease liability	14,595	14,797
Long-term debt, net	173,049	175,415
Total liabilities	250,371	269,677
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 18,171,928 outstanding at March 31, 2020; 18,141,383 outstanding at December 31, 2019	191	191
Additional paid-in capital	35,660	35,215
Treasury stock, 924,372 shares at March 31, 2020; 954,917 shares at December 31, 2019	(12,349)	(12,777)
Retained earnings	320,592	318,572
Total stockholders’ equity	344,094	341,201
Total liabilities and stockholders’ equity	$594,465	$610,878

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares, Unaudited)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2020	18,141,383	$191	$35,215	$318,572	$(12,777)	$341,201
Net exercise of stock options	30,545	—	(428)	—	428	—
Stock-based compensation expense	—	—	873	—	—	873
Net income	—	—	—	2,020	—	2,020
Balance, March 31, 2020	18,171,928	$191	$35,660	$320,592	$(12,349)	$344,094

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2019	17,919,021	$191	$30,111	$286,756	$(15,876)	$301,182
Net exercise of stock options	57,670	—	241	—	804	1,045
Stock-based compensation expense	—	—	915	—	—	915
Net income	—	—	—	7,015	—	7,015
Balance, March 31, 2019	17,976,691	$191	$31,267	$293,771	$(15,072)	$310,157

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$2,020	$7,015
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,820	3,603
Amortization of deferred loan costs	134	134
Stock-based compensation	873	1,960
Provision (recovery) for bad debts	76	(26)
Changes in operating assets and liabilities:
Receivables	1,188	1,378
Income taxes	91	1,706
Inventories	(154)	75
Prepaid expenses	845	817
Right of use asset, net	—	3
Accounts payable	(10,458)	(1,660)
Accrued expenses	(5,901)	(1,537)
Net cash (used in) provided by operating activities	(7,466)	13,468

Cash flows from investing activities:
Change in construction payable	(2,876)	2,084
Acquisition of property and equipment	(10,839)	(38,217)
Net cash used in investing activities	(13,715)	(36,133)

Cash flows from financing activities:
Long-term debt borrowings	—	16,020
Net cash provided by financing activities	—	16,020

Change in cash and cash equivalents	(21,181)	(6,645)
Cash and cash equivalents at beginning of period	60,539	30,462
Cash and cash equivalents at end of period	$39,358	$23,817

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED MARCH  31, 2020

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Monarch Casino & Resort, Inc. was incorporated in 1993. Unless otherwise indicated, “Monarch,” “us,” “we,” and the “Company” refer to Monarch Casino & Resort, Inc. and its subsidiaries. Monarch owns and operates the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and Monarch Casino Black Hawk, a casino in Black Hawk, Colorado. In addition, Monarch owns separate parcels of land located next to the Atlantis and a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Casino Black Hawk. Monarch also owns Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

The accompanying unaudited consolidated financial statements include the accounts of Monarch and its subsidiaries (the “Consolidated Financial Statements”). Intercompany balances and transactions are eliminated.

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements of the Company at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Impact of COVID-19:

In March 2020, a global pandemic was declared due to an outbreak of a new strain of coronavirus (“COVID-19”). In an effort to contain the virus, on March 16th the state of Colorado mandated a temporary shutdown of all casinos including Monarch Casino Black Hawk and on March 17th the state of Nevada mandated the temporary closure of all casinos including Atlantis Casino Resort Spa in Reno. The COVID-19 outbreak has had, and will continue to have, an adverse effect on the Company's results of operations.

The Company has taken steps to mitigate the effects of the economic downturn and uncertainty by reducing the operating expenses, taking advantage of federal and state government programs that support companies affected by the COVID-19 pandemic and their employees, and engaging in continuing discussions with its lender for relief and default waivers on the Amended Credit Facility. Our lender has granted the Company a limited covenant and default waivers through May 31, 2020, including a waiver of its mandatory principal payment, which was due on March 31, 2020, in the amount of $5.0 million. Subsequently, the Company was granted additional credit facility waivers and relief. See NOTE 10. SUBSEQUENT EVENTS.

The Company is forecasting a successful opening and achievement of EBITDA from our properties to remain in compliance with its current financial covenants for the next twelve months. Our forecasts take into consideration reduced capacity and social distancing restrictions as required by each state due to the COVID-19 pandemic, for which we do not anticipate, will have a significant impact on our operations given the average percentage of capacity we historically operate within.

The Company believes that the $37.3 million cash in our interest-bearing money market fund and the $50.0 million available under our Amended Credit Facility as of March 31, 2020 will be sufficient to fund its operation, meets its debt obligations and fulfill its capital expenditure plans.  Given the Company's liquidity position at March 31, 2020 and the steps the Company has taken subsequent to March 31, 2020 as further described in Note 6, "Long-Term Debt," as well as the anticipated revenue to be generated with the opening of our properties, management believes the Company has sufficient liquidity to fund operations and satisfy its obligations for the next twelve months.

Goodwill:

The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”). ASC Topic 350 gives companies the option to perform a qualitative assessment that may allow them to skip the quantitative test as appropriate. The Company tests its goodwill for impairment annually during the fourth quarter of each year, or whenever events or circumstances make it more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of the Company’s casino properties is considered to be a reporting unit.

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations in April 2012. As of March 31, 2020, we had goodwill totaling $25.1 million related to the purchase of Monarch Casino Black Hawk, Inc.

Due to the COVID-19 pandemic and subsequent government order to suspend operations at our properties, we performed testing for impairment of the Company’s goodwill. The valuations used to assess the Company’s goodwill for impairment incorporate inherent uncertainties that are difficult to predict in the current economic environment. When evaluating for impairment, we make numerous highly subjective and judgmental estimates and assumptions, all of which are subject to a variety of risks and uncertainties, and many of which are based on significant unobservable inputs. The most significant assumptions and inputs used in evaluating for impairment are projected short-term and long-term operating results and cash flows, projected capital expenditures, estimated long-term growth rates and the weighted-average cost of capital of market participants, adjusted for the risk profile of the assets being evaluated. The timing and trajectory of the expected post-pandemic economic recovery is unknown, and accordingly, estimates and assumptions are likely to change as more information becomes available.

The Company tested its goodwill for impairment by comparing the estimated fair value to the carrying amount of Monarch Casino Black Hawk, Inc, including goodwill. The fair value was estimated using discounted cash flow techniques and market indications of value. At March 31, 2020, the estimated fair value exceeded its carrying amount by approximately 24%.

Based on the analysis and the assessment of the current events and circumstances, we concluded that it is not more likely than not that the fair value of the reporting unit is less than the carrying amount and therefore there is no impairment of the Company’s goodwill. The Company believes that it has made reasonable estimates and judgments in performing its analysis in light of the risks and uncertainties surrounding the COVID-19 pandemic. However, if the excess of fair value over the carrying amount declines by a significant amount in the future as a result of changes in actual and projected operating results or other internal or external economic factors, the Company could be required to recognize goodwill impairment charges in future periods.

Segment Reporting:

The accounting guidance for disclosures about segments of an enterprise and related information requires separate financial information to be disclosed for all operating segments of a business. The Company determined that the Company’s two operating segments, Atlantis and Monarch Casino Black Hawk, meet the aggregation criteria stipulated by ASC 280-10-50-11. The Company views each property as an operating segment and the two operating segments have been aggregated into one reporting segment.

Inventories:

Inventories, consisting primarily of food, beverages, and retail merchandise, are stated at the lower of cost and net realizable value. Cost is determined by the weighted average and specific identification methods. Net realizable value is defined by the Financial Accounting Standards Board (“FASB”) as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

Debt Issuance Costs:

Costs incurred in connection with the issuance of long-term debt are amortized to interest expense over the term of the related debt agreement utilizing the effective-interest method. Unamortized amounts of debt issuance costs are recorded as a reduction of the outstanding debt and included in “Long-term debt, net”. As of March 31, 2020, debt issuance costs, net of amortization, were $0.7 million.

Capitalized Interest:

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. The Company capitalized $1.8 million and $1.2 million during the three months ended March 31, 2020 and 2019, respectively.

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

As of March 31, 2020, the Company had estimated the obligations related to the players’ club program at $9.3 million, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheet.

Food and Beverage, Hotel and Other (retail) Revenues: Food and Beverage, Hotel and Other Revenues in general are recognized when products are delivered or services are performed. The Company recognizes revenue related to the products and services associated with the players points’ redemptions at the time products are delivered or services are performed, with corresponding reduction in the deferred revenue, at SSP. Other complimentaries in conjunction with the gaming and other business are also valued at SSP. Hotel revenue is presented net of non-third-party rebates and commissions. The cost of providing these complimentary goods and services are included as expenses within their respective categories.

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

Other Operating items, net

Other operating items, net, in general consist of miscellaneous operating charges or proceeds. For the three months ended March 31, 2020, Other operating items, net, was $1.3 million, which includes $0.8 million in pre-opening expenses relating to the Monarch Black Hawk Expansion project, $0.1 million in professional service fees relating to our construction litigation and $0.4 million in Colorado legislation lobbying expenses. For the three months ended March 31, 2019, Other operating items, net, was $0.4 million, which represents pre-opening expenses relating to the Monarch Black Hawk Expansion project.

Impact of Recently Adopted Accounting Standards

Financial Instruments - Credit Losses: In June 2016, the FASB issued amended accounting guidance for the measurement of credit losses on financial instruments. The Accounting Standards Update (“ASU”) 2016-13 significantly changes the way entities account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The amended accounting guidance replaces the incurred loss impairment model with a forward-looking expected loss model, and is applicable to most financial assets, including trade receivables other than those arising from operating leases. In the first quarter of 2020, the Company adopted ASU 2016-13. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

The Company extends short-term credit to its gaming customers. Such credit is non-interest bearing and is due on demand. In addition, the Company also has receivables due from hotel guests and convention groups and events, which are primarily secured with a credit card. An allowance for doubtful accounts is set up for all Company receivables based upon the Company’s historical collection and write-off experience and taking in consideration the current economic conditions and management’s expectations of future economic conditions. The allowance is applied even when the risk of credit loss is remote. When a situation warrants, the Company may create a specific identification reserve for a high collection risk receivables. The Company writes off its uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables approximates fair value due to the short-term nature of the receivables.

Cloud Computing Arrangement Implementation Costs: In August 2018, the FASB issued an ASU to align the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset in the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statement of income as the costs related to the hosting fees. The Company adopted the guidance effective January 1, 2020.  The adoption of this FASB did not have a material impact on the Company’s Consolidated Financial Statements.

Goodwill impairment: In January 2017, the FASB issued an ASU that simplifies the accounting for goodwill impairment for all entities by eliminating the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). The standard does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The adoption of this FASB did not have a material impact on the Company’s Consolidated Financial Statements.

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

NOTE 2. ACCOUNTING FOR LEASES

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

As of March 31, 2020, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (as defined and discussed in NOTE 5. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

Upon adoption of the new lease standard, incremental borrowing rates used for existing leases were established using the rates in effect as of the lease inception or modification date. The weighted-average incremental borrowing rate of the leases presented in the lease liability as of March 31, 2020 was 4.33%.

The weighted-average remaining lease term of the leases presented in the lease liability as of March 31, 2020 was 21.6 years.

Cash paid related to the operating leases presented in the lease liability for each of the three months ended March 31, 2020 and 2019, was $0.4 million.

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

For the three months ended March 31,  2020 and 2019, the effect of the excess tax benefits or deficiencies from the equity awards was a decrease of tax expense by $446 thousand and $253 thousand, respectively, resulting in an increase of basic and diluted earnings per share by approximately $0.02 and $0.01, respectively.

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended
	March 31,
	2020	2019
Casino	$—	$46
Food and beverage	57	50
Hotel	28	21
Selling, general and administrative	788	798
Total stock-based compensation, before taxes	873	915
Tax benefit	(183)	(192)
Total stock-based compensation, net of tax	$690	$723

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

	Three months ended March 31,
	2020		2019
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,158	$0.11	17,937	$0.39
Effect of dilutive stock options	716	—	682	(0.01)
Diluted	18,874	$0.11	18,619	$0.38

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended March 31, 2020 and 2019,  options for approximately 1,036 thousand and 725 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center, consisting of an approximate 46,000 square-foot commercial building on approximately 4.2 acres of land adjacent to the Atlantis (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The Company demolished the building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the Leased Property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For each of the three-month periods ended March 31, 2020 and 2019, the Company paid $174 thousand in rent, plus $7 thousand and $12 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of March 31, 2020, recognized in the Consolidated Balance Sheet, was $10.7 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For the three-month periods ended March 31, 2020 and 2019, the Company paid $101 thousand and $94 thousand in rent, respectively, plus $8 thousand and $9 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of March 31, 2020, recognized in the Consolidated Balance Sheet, was $4.1 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders and paid $36 thousand for each of the three-month periods ended March 31, 2020 and 2019 for such leases.

NOTE 6. LONG-TERM DEBT

On July 20, 2016, the Company entered into an amended and restated credit facility agreement (the “Amended Credit Facility”). Under the Amended Credit Facility, the Company’s available borrowing capacity was $250.0 million, and the maturity date was July 20, 2021.

At December 31, 2019, the total revolving loan commitment under the Amended Credit Facility was automatically and permanently reduced to $50.0 million and all $200.0 million (Conversion Amount) outstanding under the revolving loan was converted to a Term Loan. Prior to the conversion, the Company drew all available borrowings up to $200.0 million. Following the conversion to a Term Loan, on December 31, 2019, the Company made a $3.8 million mandatory principal payment.

As of March 31, 2020, the Company had an outstanding principal balance of $196.3 million under the Amended Credit Facility term loan, a $0.6 million Standby Letter of Credit, and $50.0 million remaining in available borrowings under the Amended Credit Facility revolving loan. As of March 31, 2020, there have been no withdrawals from the Standby Letter of Credit.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of March 31, 2020, the Company is required to maintain a Total Leverage Ratio (at any time, the ratio of (a) Total Funded Debt at such time, to (b) EBITDA for the four consecutive fiscal quarter period most recently ended for which Financial Statements are available, as defined in the Amended Credit Facility) of no more than 3.5:1 and a Fixed Charge Coverage Ratio (for the period of four consecutive fiscal quarters ending on or most recently ended prior to such date (a) the sum of (i) EBITDA minus (ii) income taxes paid in cash during such period minus (iii) Distributions made during such period (other than Distributions made pursuant to Section 5.02(f)(i)) minus (iv) Investments in Excluded Subsidiaries made during such period  minus (v) Maintenance Capital Expenditures made during such period divided by (b) Fixed Charges for such period, as defined in the Amended Credit Facility) of at least 1.15:1. As of March 31, 2020, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 3.5:1 and 3.5:1, respectively.

The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.50%, or the Prime Rate. The applicable margins vary depending on Company’s leverage ratio.

At March 31, 2020, the Company’s interest rate was based on LIBOR and its leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.75%. At March 31, 2020, the one-month LIBOR interest rate was approximately 0.99%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

The Company may prepay borrowings under the Amended Credit Facility revolving loan without penalty (subject to certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Amounts prepaid may be re-borrowed so long as the total borrowings outstanding do not exceed the maximum principal available.

On the terms and subject to some conditions, the Company may, at any time before the Maturity Date, request an increase of the total revolving loan commitment, provided that each such increase is equal to $15.0 million or an integral multiple of $1.0 million in excess and, after giving effect to the requested increase, the aggregate amount of the increases in the total revolving loan commitment shall not exceed $75.0 million.

The Company is required to make principal payments on the amount of the Term Loans on each Term Loan Installment Date (last business day of each quarter, starting with the quarter ending December 31, 2019) in an amount equal to (x) the percentage set forth opposite the applicable year during which such Term Loan Installment Date occurs multiplied by (y) the Conversion Amount. The estimated amount of the mandatory principal payment due in next twelve months is $22.5 million.

In relation to the global spread of the COVID-19 pandemic and subsequent mandated closure of Company’s properties in mid-March, the lender granted the Company a limited covenant waiver, including a waiver of its mandatory principal payment, which was due on March 31, 2020, in the amount of $5.0 million. In addition, the lender agreed to waive any default or event of default under the Amended Credit Facility resulting from (i) the failure to have either or both of the Atlantis Casino Resort or the Monarch Casino Black Hawk open and operating during the period commencing on March 18, 2020 and ending on May 31, 2020; (ii) the construction of the Monarch Black Hawk Expansion being stopped at any time prior to May 31, 2020; and (iii) the occurrence of a material adverse change on or prior to May 31, 2020  as a result of a mandated business cessation order.  As a part of the limited waiver, the Amended Credit Facility was also amended to provide that during the period from March 31, 2020 through May 31, 2020, the Company shall not make any distributions or make any investments in an Excluded Subsidiary, as defined in the Amended Credit Facility.  Monarch is in continuing discussions with its lenders regarding additional relief options under the Amended Credit Facility that may be requested in light of currently-changing circumstances.

The Company believes that the cash in its interest-bearing money market fund and the $50.0 million available under its Amended Credit Facility as of March 31, 2020 will be sufficient to fund the Company’s cash burn through the current state-mandated property closures in both Reno and Black Hawk, fulfill its capital expenditure plans and allow to the resumption of operating cash flow; however, the Company is surrounded  by uncertainty about COVID-19 and the reopening of its operations, as well as financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow in the upcoming months or if its cash needs exceed the Company’s borrowing capacity under the Amended Credit Facility, it could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

NOTE 7. TAXES

For the three months ended March 31, 2020 and 2019, the Company’s effective tax rate was 4.3% and 19.6%, respectively. The low effective tax rate for the three months ended March 31, 2020 was a result of the high weight of tax credits and excess tax benefit on stock option exercises on the Provision for income taxes, as the quarterly income was negatively impacted by the suspension of the operations in the mid-March due to COVID-19 pandemic.

Deferred tax assets were evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.

No uncertain tax positions were recorded as of March 31,  2020 and 2019.  No change in uncertain tax positions is anticipated over the next twelve months.

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

NOTE 9. LEGAL MATTERS:

On August 30, 2019, PCL Construction Services, Inc. (“PCL”) filed a complaint in District Court, City and County of Denver, Colorado, against the Company and its Colorado subsidiaries, in connection with the Company’s expansion plans for Monarch Casino Black Hawk. The complaint alleges, among other things, the defendants breached the construction contract with PCL and certain implied warranties. On December 5, 2019, the Company filed its answer and counterclaim, which alleges, among other items, that PCL breached the construction contract, duties of good faith and fair dealing, and implied and express warranties, made fraudulent or negligent misrepresentations on which the Company and its Colorado subsidiaries relied, and included claims for monetary damages as well as equitable and declaratory relief.

On May 28, 2020, the Company filed a motion seeking injunctive relief related to its rights to phased occupancy of the Monarch Casino Black Hawk expansion project. Specifically, the motion sought relief with respect to the Company’s right to occupy and use the Podium, or floors 1 through 5 of the new tower, which includes the expanded casino, restaurants, hotel administration, and lounges, as well as the first six floors of hotel rooms, or floors 6 through 11 of the new tower. PCL has refused to allow phased occupancy of the designated areas unless the Company makes certain concessions. As set forth in the motion, the Company believes PCL’s position violates the construction agreement between PCL and the Company. PCL opposed the motion, and the court set a hearing for July 9, 2020. No assurance can be given that the Company will be successful on its motion or that it will otherwise be permitted to open the designated areas of the new hotel tower while remaining construction at the Project continues. The designated areas of the new hotel tower also remain subject to approval for occupancy by certain authorities.

During the first quarter of 2020, we recognized $0.1 million in construction litigation expense relating to this lawsuit, which is included in Other operating items, net on the Consolidated Statements of Income.

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

NOTE 10.  SUBSEQUENT EVENTS:

Credit facility:

In relation to the closure of the Company’s properties in relation to the global spread of the COVID-19 pandemic, the Company and the lender executed, on June 9, 2020, A Limited Waiver and Amendment to Credit Agreement.

The lender agreed to waive any default or event of default under the Amended Credit Facility resulting from (i) the failure to have the Atlantis Casino Resort or the Monarch Casino Black Hawk open and operating during the period commencing on April 1, 2020 and ending on September 30, 2020; (ii) the construction of the Monarch Black Hawk Expansion being stopped at any time prior to September 30, 2020; and (iii) the occurrence of a material adverse change on or prior to September 30, 2020, as a result of a mandated business cessation order. The lender also agreed to waive any default on the financial covenants under the Amended Credit Facility for a period commencing on April 1, 2020 and ending on September 29, 2020.

The Amended Credit Facility was amended by adding a new definition, “Operational Liquidity”, to the Amended Credit facility. Operational liquidity as defined is, as of any date of determination, the amount by which (a) (i) the Unused Revolving Commitment as of such date, plus (ii) cash (including cage cash) as of such date exceeds (b) (i) $24,000,000 minus (ii) any retainage costs with respect to the expansion project and any settlement or judgment under the PCL litigation paid in cash; provided that from and after the expansion project completion date, the receipt of a final certificate of occupancy (or its local equivalent) for the expansion project and the final resolution or disposition of the PCL Litigation, the amount in this clause (b) shall be deemed to be zero. The Borrowers shall not permit Operational Liquidity to be less than $25,000,000 at any time. In addition, any borrowing under the Amended Credit Facility, greater than $26,000,000 shall be used solely to pay retainage costs with respect to the Expansion Project and any settlement or judgment under the PCL Litigation.

As a part of the limited waiver and amendment,  for a period starting on June 9, 2020 until the first adjustment to occur after the fiscal quarter ending September 30, 2020, the interest rate is set as LIBOR plus 2.50%, or base rate plus 1.50% and the commitment fees are set at 0.45%.

Monarch is in continuing discussions with its lenders regarding additional relief options and amendments of the Amended Credit Facility. If negotiations are not successful, that could have a material adverse impact to the Company’s financial condition.

Other event:

On June 4, 2020, Atlantis Casino Resort Spa re-opened, after approximately two and a half months of closure ordered by the Nevada governor in response to the COVID-19 pandemic, and resumed limited operations. On June 17, 2020, Monarch Casino Black Hawk re-opened, after approximately three months of closure ordered by the Colorado governor in response to the COVID-19 pandemic, and resumed limited operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) including, but not limited to (i) the impact of the COVID-19 pandemic on our revenues, cash flows, liquidity, construction projects, results of operations and financial condition (ii) our expectations regarding the re-opening date of our properties and the potential implementation of social-distancing requirements; (iii) our beliefs regarding the sufficiency of our cash and other financial resources during the government mandated shutdowns; (iv) our expectations regarding discussions with our lenders about additional steps under the Amended Credit Facility that may be requested in light of currently-changing circumstances; (v) our expectations regarding changes in our operations and services relating to restrictions in occupancy and social distancing requirements; (vi) our beliefs regarding the effectiveness of the actions we've taken with respect to the COVID-19 pandemic and the quality of our properties as key factors in Monarch's long-term success; (vii) our expectations and beliefs concerning the project scope, timing for completion, receipt of all occupancy and other regulatory approvals, impact of the ongoing construction litigation, budget and estimated costs, pre-opening expenses, transformative potential and our continued investment in our expansion project at the Monarch Casino Black Hawk (the "Monarch Black Hawk Expansion"); (viii) our expectations regarding financing of the Monarch Black Hawk Expansion; (ix) our expectations and intentions regarding the expenses, defenses and outcomes of the lawsuit filed by the construction project general contractor against us; (x) our expectations regarding our business prospects, strategies and outlook; (xi) our expectations regarding the positioning of our properties to benefit from future macro and local economic growth; (xii) our expectations regarding future capital requirements; (xiii) our anticipated sources of funds and adequacy of such funds to meet our debt obligations and capital requirements; and (xiv) our expectations regarding legal and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “will,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-Q, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made..

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

•	adverse impacts of the COVID-19 outbreak on our business, constructions projects, financial condition and operating results;
•	adverse impacts of the COVID-19 outbreak on short-term and long-term travel, leisure and discretionary spending habits and practices of our guests;
•

actions by government officials at the federal, state or local level with respect to steps to be taken, including, without limitation, temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders, in connection with the COVID-19 outbreak;

•	our ability to effectively manage and control expenses during temporary or extended shutdown periods;
•	impact of temporary or extended shutdowns on our ability to maintain compliance with the terms and conditions of our credit facilities and other material contracts;
•	our ability to maintain strong relationships with our regulators, employees, lenders, suppliers, customers, insurance carriers, and other stakeholders;
•	impact of any uninsured losses;
•	the adverse impact of cancellations and/or postponements of hotel stays and convention and trade shows on our business, market position, growth, financial condition and operating results;
•	changes in guest visitation or spending patterns due to health or other concerns, including a decrease in overall demand after reopening our casinos;

•	the impact of restrictions and social distancing requirements placed on our operations and services after reopening our casinos, including an increase in operations costs;
•	our ability to successfully implement our business and growth strategies;
•	our ability to realize the anticipated benefits of our expansion and renovation projects, including the Monarch Black Hawk Expansion;
•

construction factors, including delays, disruptions, construction defects, increased costs of labor and materials, contractor disagreements, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, occupancy and building permit issues and other regulatory approvals or issues;

•

ongoing disagreements over costs of and responsibility for delays, construction defects and other construction related matters with our Monarch Casino Black Hawk general contractor, including, as previously reported, the litigation against us by such contractor and our filing of affirmative defenses and extensive counterclaims against the Monarch Casino Black Hawk contractor;

•

 risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems and delays; construction defects; shortages of materials or skilled labor; environmental, health and safety issues; weather and other hazards, site access matters, and unanticipated cost increases);

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

•	risks and uncertainties relating to obtaining court and governmental approval or permits necessary to open the Monarch Black Hawk Expansion to the public;
•	our ability to generate sufficient operating cash flow to service our debt obligations and working capital needs and to help finance our expansion plans;
•	our ability to effectively manage expenses to optimize our margins and operating results;
•	guest acceptance of our expanded facilities once completed and the resulting impact on our market position, growth and future financial results;
•	our ability to successfully complete potential acquisitions and investments;
•	successful integration of acquisitions;
•	access to capital and credit, including our ability to finance future business requirements and the Monarch Black Hawk Expansion;
•	risks related to our present indebtedness and future borrowings;
•	adverse trends in the gaming industry;
•	changes in patron demographics;
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
•

risks, uncertainties and other factors described in “Item 1A - Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and our other filings with the Securities and Exchange Commission.

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

Atlantis: Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and hotel operations. We continuously upgrade our property. With quality gaming, hotel and dining products, we believe the Atlantis is well positioned to benefit from future macro and local economic growth, as well as for possible adverse macro-economic conditions. On June 4, 2020, Atlantis Casino Resort Spa re-opened, after approximately two and a half months of closure ordered by the Nevada governor in response to the COVID-19 pandemic, and resumed limited operations.

Monarch Casino Black Hawk:  Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and working on the major expansion. There is currently no hotel on the property. In August 2015, we completed the redesign and upgrade of the existing Monarch Casino Black Hawk, bringing to the facility’s interior the same quality, ambiance and finishes of the ongoing master planned expansion that we expect will transform Monarch Casino Black Hawk into a full-scale casino resort. In the fourth quarter of 2013, we began work on the Monarch Black Hawk Expansion. In November 2016, we opened for guest use our elegant nine-story parking facility with about 1,350 spaces for guest use. Construction of a new hotel tower and casino expansion on the site where the old parking structure was sitting is under way. (See CAPITAL SPENDING AND DEVELOPMENT – Monarch Black Hawk Expansion). Once completed, the Monarch Black Hawk Expansion will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars and associated support facilities. The COVID-19 outbreak and the ongoing litigation with our general contractor over costs of and responsibility for delays, construction defects and other construction related matters has delayed completion and delivery of our expanded casino resort, and we do not yet have a definitive timeline for the opening of the expanded casino resort. We continue to plan for a phased opening of the expanded property. On June 17, 2020, Monarch Casino Black Hawk re-opened, after approximately three months of closure ordered by the Colorado governor in response to the COVID-19 pandemic, and resumed limited operations.

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

Food and Beverage revenue KPI: The main KPIs in managing our food and beverage operations are covers and average revenue per cover. A cover represents the number of guests served and is an indicator of volume. Average revenue per cover represents the average amount spent per food and beverage outlets’ served guests. Changes in the average revenue per cover might be an indicator for changes in menu offerings, changes in menu prices or may indicate changes in our guests’ preferences and purchasing habits.

Hotel revenue KPI: The main KPIs used in managing our hotel operation are the occupancy rate (a volume indicator), which is the average percentage of available hotel rooms occupied during a period, and the average daily rate (“ADR”, a price indicator), which is the average price per sold room. Available rooms exclude those rooms unavailable for occupancy during the period due to renovation, development, or other requirements. Sold rooms include rooms where the guests do not show up for their stay and lose their deposit. The calculations of the occupancy rate and ADR include the impact of rooms provided on a complimentary basis. Revenue per available room ("RevPAR") represents total hotel revenue per available room and is a representation of the occupancy rate, ADR and miscellaneous hotel sales.

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

RESULTS OF OPERATIONS

Impact of COVID-19 Pandemic

The first quarter of 2020 was a study in contrasts, with Monarch delivering strong financial performance in the first two months of the quarter followed by a March which demonstrated the impact of the significant operational challenges created by the global spread of the COVID-19 pandemic.

Consolidated net revenue and net income for the first two months of the year were up year-over-year by 14.2% and 37.6%, respectively, and Adjusted EBITDA grew 26.1%. This strong early performance was driven by an increase in guests’ spend per visit, as well as an increase in market share at both locations.

In March 2020, the World Health Organization declared the rapidly growing COVID-19 outbreak a global pandemic. On March 16, 2020, in an effort to contain the virus, the state of Colorado mandated a temporary shutdown of all casinos including Monarch Casino Black Hawk and, on March 17, 2020, the state of Nevada mandated the temporary closure of all casinos including the Atlantis in Reno. As a result of the slowdown in our operations at the beginning of March 2020 and the temporary closure of our properties in mid-March due to the COVID-19 pandemic, consolidated revenue, net income and Adjusted EBITDA for the full month of March year-over-year declined 59.6%, 179.4% and 126.2%, respectively.

In connection with reopening of our Colorado and Nevada properties, which occurred on June 17, 2020 and June 4, respectively, changes were made from routine operations relating to restrictions in occupancy and social distancing requirements, which include reduced seating at table games and restaurants, and a decreased number of active slot machines on the casino floor. Additionally, we have experienced hotel stay and convention booking cancelations and guest visitation and hotel and convention bookings after the reopening of our properties are expected to be lower than prior to COVID-19.

There may be additional government restrictions placed on all of our services, such as restaurants, spas and salons, entertainment venues and convention and meeting space, which could lead to lower demand and revenue. Such restrictions could also increase our costs, further decrease our operating margins and have a material adverse effect on our operations, cash flows and financial results.

While we have incurred significant disruptions from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the possibility of the outbreak levels seen to return,  the impact on demand following the reopening of our casinos, and other actions or restrictions that may be taken by governmental authorities, the impact to the general U.S, economy and  to our customers and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2020 and 2019

For the three months ended March 31, 2020, our net income totaled $2.0 million, or $0.11 per diluted share, compared to net income of $7.0 million, or $0.38 per diluted share for the same period in 2019, reflecting a 71.2% and 71.1% decrease in net income and diluted earnings per share, respectively. Net revenues in the three months ended March 31,  2020, totaled $51.0 million, a decrease of $7.7 million, or 13.2%, compared to the three months ended March 31,  2019. Income from operations for the three months ended March 31, 2020 totaled $2.1 million compared to $8.7 million for the same period in 2019.

Casino revenue decreased 6.6% in the first quarter of 2020 compared to the first quarter of 2019 and was driven by the COVID-19 outbreak, which culminated in a suspension of our operations in mid-March 2020, partially offset by an increase in guests’ spend per visit during the first two months of 2020 compared to the same period in 2019. Casino operating expense as a percentage of casino revenue decreased to 35.5% for the three months ended March 31, 2020 compared to 37.3% for the three months ended March 31, 2019.

Food and beverage revenue for the first quarter of 2020 decreased 16.6% compared to the first quarter of 2019 due to a 24.7% decrease in food and beverage covers, partially offset by a 10.9% increase in food and beverage revenue per cover. Food and beverage operating expense as a percentage of food and beverage revenue increased in the first quarter of 2020 to 84.8% compared to 79.1% for the same period in 2019 primarily as a result of a  loss of revenue later in the quarter due to the COVID-19 pandemic and the subsequent shutdown of our operations.

Hotel revenue decreased 24.6% in the first quarter of 2020 compared to the first quarter of 2019 due to a  decrease in hotel occupancy to 75.4% during the first quarter of 2020 from 84.3% during the first quarter of 2019, partially offset by  a $4.27 increase in the Average Daily Rate (“ADR”), from $122.04 in the first quarter of 2019 to $126.31 in the first quarter of 2020. Revenue per Available Room (“REVPAR”), calculated by dividing total hotel revenue by total rooms available, was $100.57 and $114.72 for the three months ended March 31, 2020 and 2019, respectively. Hotel operating expense as a percentage of hotel revenue increased to 46.6% in the first quarter of 2020 compared to 36.8% for the comparable prior year period primarily as a result of the COVID-19 pandemic and the subsequent shutdown of our operations.

Other revenue decreased 22.5% in the first quarter of 2020 compared to the same prior year period.

Selling, general and administrative (“SG&A”) expense increased to $17.2 million in the first quarter of 2020 from $16.5 million in the first quarter of 2019 primarily due to an  increase in salaries, wages and employee benefits expense. As a percentage of net revenue, SG&A expense increased to 33.7% in the first quarter of 2020 compared to 28.0% in the same period in 2019.

Depreciation and amortization expense increased to $3.8 million for the three months ended March 31, 2020 compared to $3.6 million for the same prior year period, due to new assets placed into service during the current quarter.

During the first quarter of 2020, we recognized $0.8 million in pre-opening expense related to the upcoming opening of the new hotel and expanded casino in Black Hawk, $0.1 million in construction litigation expense related to the lawsuit filed by the Monarch Black Hawk Expansion construction project general contractor against the Company and $0.4 million Colorado legislation lobbing expenses. During the first quarter of 2019, we recognized $0.4 million in pre-opening expense related to the upcoming opening of the new hotel and expanded casino in Black Hawk. Those expenses are included in Other operating items, net in the Consolidated Statement of Income.

During the first quarters of 2020 and 2019, we capitalized $1.8 million and $1.2 million of interest,  respectively, which is all interest, paid and accrued during those quarters, as the borrowings on our Amended Credit Facility were exclusively used to finance the Monarch Black Hawk Expansion. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests. In addition, we have invested, and continue to invest, in our Monarch Black Hawk Expansion.

Cash paid for capital expenditures for the three-month periods ended March 31, 2020 and 2019 totaled approximately $13.7 million and  $36.1 million, respectively. During the three-month period ended March 31, 2020 our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Casino Black Hawk and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Casino Black Hawk. During the three-month period ended March 31,  2019, our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Casino Black Hawk, the renovation of hotel suites at Atlantis and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Casino Black Hawk. The capital expenditures during this period were funded from operating cash flows, and available cash and cash equivalents.

Monarch Black Hawk Expansion

In the fourth quarter of 2013, we began work to convert the Monarch Casino Black Hawk into a full-scale casino resort (the “Monarch Black Hawk Expansion”).

The Monarch Black Hawk Expansion includes a  multi-phased expansion of Monarch Casino Black Hawk, which involves construction of a new parking structure, demolition of the existing parking structure, and construction of a new hotel tower and casino expansion. In November 2016, the new nine-story parking structure, offering approximately 1,350 parking spaces, was completed and became available for use by Monarch Casino Black Hawk guests. The demolition and removal of the old parking structure, which included a controlled implosion of the old garage, was completed in the first quarter of 2017.

On February 8, 2017, we broke ground on the hotel tower and casino expansion. The new 23-story tower will nearly double the existing casino space and will include approximately 500 hotel rooms, an upscale spa and pool facility, three additional restaurants and additional bars. Our total overall budget for the completion of the Monarch Casino Black Hawk hotel tower and casino expansion is approximately $264 million to $269 million. The COVID-19 outbreak and the ongoing litigation with our general contractor over costs of and responsibility for delays, construction defects and other construction related matters has delayed completion and delivery of our expanded casino resort, and we do not yet have a definitive timeline for the opening of the expanded casino resort. We continue to plan for a phased opening of the expanded property.

We expect to finance the cost through a combination of operating cash flows, available cash and cash equivalents and the Amended Credit Facility. We can provide no assurance that any project will be completed on schedule, if at all, or within established budgets, or that any project will result in increased earnings to us. Further, although we intend to seek recovery from our general contractor through the current litigation, we may be required to fund certain costs of correcting construction defects and deficiencies until, and if, recovered from the general contractor.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations, and available cash and cash equivalents,  and, for capital expansion projects, borrowings available under our Amended Credit Facility. On June 4, 2020, Atlantis Casino Resort Spa re-opened, after approximately two and a half months of closure ordered by the Nevada governor in response to the COVID-19 pandemic, and resumed limited operations.  On June 17, 2020,  Monarch Casino Black Hawk, re-opened, after approximately three months of closure ordered by the Colorado governor in response to the COVID-19 pandemic, and resumed limited operations.

For the three months ended March 31,  2020, net cash used in operating activities totaled $7.5 million, compared to net cash provided by operating activities of $13.5 million in the same prior year period. This decrease was primarily a result of a decrease in net income combined with an increase in working capital, especially a  decrease in accounts payable and accrued expenses.

Net cash used in investing activities totaled $13.7 million and $36.1 million during the three months ended March 31, 2020 and 2019, respectively. Net cash used in investing activities during the first three months of 2020 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk and for acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first three months of 2019 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk, for the renovation of hotel suites at Atlantis and for acquisition of gaming and other equipment at both properties.

There were no financing activities in the first three months of 2020. In the first three months of 2019, we borrowed $16.0 million under the Amended Credit Facility. The borrowings were used to fund the Monarch Casino Black Hawk Expansion.

Amended Credit Facility

On July 20, 2016, the Company entered into an Amended Credit Facility. Under the Amended Credit Facility, the Company’s available borrowing capacity was $250.0 million, and the maturity date was July 20, 2021.

At December 31, 2019, the total revolving loan commitment under the Amended Credit Facility was automatically and permanently reduced to $50.0 million and all $200.0 million outstanding under the revolving loan was converted to a Term Loan. Prior to the conversion, we drew all available borrowings up to $200.0 million. Following the conversion to a Term Loan, on December 31, 2019, we made a $3.8 million mandatory principal payment.

As of March 31, 2020, we had an outstanding principal balance of $196.3 million under the Amended Credit Facility term loan, a $0.6 million Standby Letter of Credit, and $50.0 million remaining in available borrowings under the Amended Credit Facility revolving loan. As of March 31, 2020, there have been no withdrawals from the Standby Letter of Credit.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of March 31, 2020, we are required to maintain a Total Leverage Ratio (Total Funded Debt divided by EBITDA, as defined in the Amended Credit Facility) of no more than 3.5:1 and a Fixed Charge Coverage Ratio (EBITDA divided by fixed charges, as defined in the Amended Credit Facility) of at least 1.15:1. As of March 31, 2020, we were in compliance with the financial covenants contained in the Amended Credit Facility, as our Total Leverage Ratio and Fixed Charge Coverage Ratio were 3.5:1 and 3.5:1, respectively.

The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.50%, or the Prime Rate. The applicable margins vary depending on Company’s leverage ratio.

At March 31, 2020, our interest rate was based on LIBOR and the leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.75%. At March 31, 2020, the one-month LIBOR interest rate was approximately 0.99%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

We are required to make principal payments on the amount of the Term Loans on each Term Loan Installment Date (last business day of each quarter, starting with the quarter ending December 31, 2019) in an amount equal to (x) the percentage set forth opposite the applicable year during which such Term Loan Installment Date occurs multiplied by (y) the Conversion Amount. The estimated amount of the mandatory principal payment due in next twelve months is $22.5 million.

In relation to the global spread of the COVID-19 pandemic and subsequent mandated closure of Company’s properties in mid-March, our lender under the Amended Credit Facility granted us a limited covenant waiver, including a waiver of the mandatory principal payment, which was due on March 31, 2020, in the amount of $5.0 million. In addition, the lender agreed to waive any default or event of default under the Amended Credit Facility resulting from (i) the failure to have either or both of the Atlantis Casino Resort or the Monarch Casino Black Hawk open and operating during the period commencing on March 18, 2020 and ending on May 31, 2020; (ii) the construction of the Monarch Black Hawk Expansion being stopped at any time prior to May 31, 2020; and (iii) the occurrence of a material adverse change on or prior to May 31, 2020  as a result of a mandated business cessation order.  As a part of the limited waiver, the Amended Credit Facility was also amended to provide that during the period from March 31, 2020 through May 31, 2020, the Company shall not make any distributions or make any investments in an Excluded Subsidiary, as defined in the Amended Credit Facility. Subsequently, the Company was granted additional credit facility waivers and relief. See NOTE 10. SUBSEQUENT EVENTS. We are in continuing discussions with our lenders regarding additional relief options under the Amended Credit Facility that may be requested in light of currently-changing circumstances.

We are forecasting a successful opening and achievement of EBITDA from our properties to remain in compliance with our current financial covenants for the next twelve months. Our forecasts take into consideration reduced capacity and social distancing restrictions as required by each state due to the COVID-19 pandemic, for which we do not anticipate will have a significant impact on our operations given the average percentage of capacity we historically operate within.

We believe that the $37.3 million cash in our interest-bearing money market fund and the $50.0 million available under our Amended Credit Facility as of March 31, 2020 will be sufficient to sustain operations for the twelve months from March 31, 2020: fund the Company’s cash burn through the current state-mandated property closures in both Reno and Black Hawk for the foreseeable future, fulfill our capital expenditure plans and allow to the resumption of operating cash flow. However, we are surrounded by uncertainty about COVID-19 and the timing for the reopening of our operations, as well as financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K. For a more extensive discussion of our accounting policies, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our 2019 Form 10-K filed with the SEC on March 12, 2020.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of March 31, 2020 and the next five years and thereafter are as follow (in millions):

	Payments due by period (1)
		Less			Greater
		than 1	1 to 3	3 to 5	than 5
	Total	year	years	years	years
Operating Leases (2)	$23.7	$1.1	$2.5	$2.1	$18.0
Purchase Obligations (3)	26.7	22.3	2.7	1.7	—
Borrowings Under Amended Credit Facility (4)	196.3	22.5	173.8	—	—
Total Contractual Cash Obligations	$246.7	$45.9	$179.0	$3.8	$18.0

(1)

Because interest payments under our Amended Credit Facility are subject to factors that, in our judgment, vary materially, the amount of future interest payments is not presently determinable. These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the rate at which we deploy capital and other spending which, in turn, impacts the level of future borrowings. The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.50%, or the Prime Rate. The interest rate is adjusted quarterly based on our leverage ratio, which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter. Based on our leverage ratio, at March 31, 2020, pricing was LIBOR plus 1.75%. At March 31, 2020, the one-month LIBOR was approximately 0.99%.

(2)	Operating leases include the Driveway Lease, the Parking Lot Lease and billboards leases.

(3)

Purchase obligations represent approximately $19.5 million of commitments related to capital projects and approximately $7.2 million of materials and supplies used in the normal operation of our business. All of the purchase orders and construction commitments are cancelable by us upon providing a 30-day notice.

(4)	The amount represents payment obligations of outstanding draws against the Amended Credit Facility as of March 31, 2020.

As described in the “CAPITAL SPENDING AND DEVELOPMENT” section above, we commenced a substantial expansion of our Monarch Casino Black Hawk facility starting in 2014. While we have disclosed the estimated cost of that expansion, we have not entered into contracts for substantial portions of the work. For this reason, we have included in the table above only the amounts for which we have contractual commitments. At March 31, 2020, we estimate that the remaining cost to complete the Monarch Black Hawk Expansion is between $15 million and $22 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Our current primary market risk exposure is interest rate risk relating to the impact of interest rate movements under our Amended Credit Facility.

As of March 31,  2020, we had $196.3 million of outstanding principal balance under our Amended Credit Facility which bears interest at variable rates. A hypothetical 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at March 31,  2020 would result in a change in our annual interest cost of approximately $2.0 million. See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

We have not entered into derivative financial instruments for trading or speculative purposes.

We do not have any cash or cash equivalents as of March 31,  2020 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the three-month period ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 30, 2019, PCL Construction Services, Inc. (“PCL”) filed a complaint in District Court, City and County of Denver, Colorado, against the Company and its Colorado subsidiaries, in connection with the Company’s expansion plans for Monarch Casino Black Hawk. The complaint alleges, among other things, the defendants breached the construction contract with PCL and certain implied warranties. On December 5, 2019, the Company filed its answer and counterclaim, which alleges, among other items, that PCL breached the construction contract, duties of good faith and fair dealing, and implied and express warranties, made fraudulent or negligent misrepresentations on which the Company and its Colorado subsidiaries relied, and included claims for monetary damages as well as equitable and declaratory relief.

On May 28, 2020, the Company filed a motion seeking injunctive relief related to its rights to phased occupancy of the Monarch Casino Black Hawk expansion project. Specifically, the motion sought relief with respect to the Company’s right to occupy and use the Podium, or floors 1 through 5 of the new tower, which includes the expanded casino, restaurants, hotel administration, and lounges, as well as the first six floors of hotel rooms, or floors 6 through 11 of the new tower. PCL has refused to allow phased occupancy of the designated areas unless the Company makes certain concessions. As set forth in the motion, the Company believes PCL’s position violates the construction agreement between PCL and the Company. PCL opposed the motion, and the court set a hearing for July 9, 2020.  No assurance can be given that the Company will be successful on its motion or that it will otherwise be permitted to open the designated areas of the new hotel tower while remaining construction at the Project continues. The designated areas of the new hotel tower also remain subject to approval for occupancy by certain authorities.

This action is in the preliminary stages, and we are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the following risk factor was identified:

The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business operations, which could have a material adverse impact on our businesses, results of operations, liquidity and financial condition for an extended period of time.

The impact of the COVID-19 pandemic and measures to prevent its spread are expected to continue to impact our financial and operational results, operations, cash flows and liquidity.

We expect the impact of these disruptions, including the extent of their adverse impact on our financial and operational results, will be dictated by the length of time that such disruptions continue. We were allowed to open the Atlantis on June 4, 2020, and Monarch Black Hawk Casino on June 17, 2020. We cannot predict whether there will be a subsequent closing order due to pandemic spikes or other reasons or whether additional or changed conditions upon which these re-openings may occur or continue, nor the effects of any such conditions. Even once travel, social distancing and self-quarantine restrictions are modified or cease to be necessary, demand for our properties may remain weak for a significant length of time and we cannot predict if and when the gaming and non-gaming activities of our properties will return to pre-outbreak levels of volume or pricing. In particular, future demand for properties may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth or reduced business spending for meetings, incentives, conventions and exhibitions resulting from the impact of the COVID-19 pandemic.

Our businesses would also be impacted should the disruptions from the COVID-19 pandemic lead to prolonged changes in consumer behavior and could impact our current construction project at Monarch Casino Black Hawk. There are certain limitations on our ability to mitigate the adverse financial impact of these matters, such as the fixed costs at our properties. The COVID-19 pandemic also makes it more challenging for management to estimate the future performance of our businesses, particularly over the near to medium term. Any of these events may continue to disrupt our ability to staff our business adequately, could continue to generally disrupt our operations or construction projects and, if the global response to contain the COVID-19 pandemic escalates or is unsuccessful, would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are required to raise additional capital in the future, our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. If our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt financing would be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that debt financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. Our current debt service obligations contain a number of restrictive covenants that impose significant operating and financial restrictions on us, and the Amended Credit Facility contains various financial covenants. We have entered into a waiver and amendment letter with our lenders to waive certain of our obligations through September 29, 2020.  In addition, our lenders have granted us a waiver of the mandatory principal payment, which was due on March 31, 2020 in the amount of $5.0 million.  While we are in continuing discussions with our lenders regarding additional relief options under the Amended Credit Facility that may be requested in light of currently-changing circumstances, we cannot assure you that the impact of the COVID-19 pandemic will not cause us to no longer be able to comply with the financial covenants in the future, nor can we assure you that we would be able to obtain further waivers or modifications from our lenders in the event of noncompliance in the future.

The COVID-19 pandemic has had and will continue to have an adverse effect on our results of operations. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the COVID-19 pandemic and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our future results of operations, cash flows or financial condition.

We encourage investors to review the risks and uncertainties relating to our business disclosed under the heading Risk Factors or otherwise in the 2019 Form 10-K, as well as those contained in Part I - Forward-Looking Statements thereof, as revised or supplemented by our Quarterly Reports filed with the SEC since the filing of the 2019 Form 10-K.

Item 5. Other Information

Entry into a Material Definitive Agreement:

On June 9, 2020, we entered into a Limited Waiver and Amendment (the "Waiver and Amendment") to our Amended Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. The lenders agreed to waive any default or event of default under the Amended Credit Facility resulting from (i) the failure to have the Atlantis Casino Resort or the Monarch Casino Black Hawk open and operating during the period commencing on April 1, 2020 and ending on September 30, 2020; (ii) the construction of the Monarch Black Hawk Expansion being stopped at any time prior to September 30, 2020; and (iii) the occurrence of a material adverse change on or prior to September 30, 2020, as a result of a mandated business cessation order. The lenders also agreed to waive any default on the financial covenants under the Amended Credit Facility for a period commencing on April 1, 2020 and ending on September 29, 2020.

The Amended Credit Facility was amended by adding a new definition, “Operational Liquidity”, to the Amended Credit Facility. Operational Liquidity as defined is, as of any date of determination, the amount by which (a) (i) the Unused Revolving Commitment as of such date, plus (ii) cash (including cage cash) as of such date exceeds (b) (i) $24,000,000 minus (ii) any retainage costs with respect to the Monarch Casino Black Hawk expansion project and any settlement or judgment under the PCL litigation paid in cash; provided that from and after the expansion project completion date, the receipt of a final certificate of occupancy (or its local equivalent) for the expansion project and the final resolution or disposition of the PCL Litigation, the amount in this clause (b) shall be deemed to be zero. We shall not permit Operational Liquidity to be less than $25,000,000 at any time. In addition, any borrowing under the Amended Credit Facility, greater than $26,000,000 shall be used solely to pay retainage costs with respect to the Expansion Project and any settlement or judgment under the PCL Litigation.

As a part of the Waiver and Amendment, for a period starting on June 9, 2020 until the first adjustment to occur after the fiscal quarter ending September 30, 2020, the interest rate is set as LIBOR plus 2.50%, or base rate plus 1.50% and the commitment fees are set at 0.45%.

We are in continuing discussions with our lenders regarding additional relief options and amendments of the Amended Credit Facility. We cannot express any assurances that additional relief options or amendments will be obtained.

ITEM 6. EXHIBITS

Exhibit No	Description
10.1*

Limited Waiver and Amendment to Credit Agreement, dated June 9, 2020, among, Monarch Casino & Resorts, Inc. and certain subsidiaries, Wells Fargo Bank, National Association, as administrative agent and a lender, and the other lenders party thereto.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: June 22, 2020	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)