Form 10-Q
period 2020-06-30
MONARCH CASINO & RESORT INC
filed 2020-08-07
CIK 907242

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.01 par value per share	MCRI	The Nasdaq Stock Market LLC (Nasdaq-GS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,189,562 shares of common stock are outstanding as of August 3, 2020.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Casino	$9,910	$32,836	$36,975	$61,812
Food and beverage	2,893	17,993	17,656	35,685
Hotel	1,472	8,809	7,889	17,314
Other	881	3,123	3,647	6,690
Net revenues	15,156	62,761	66,167	121,501

Operating expenses
Casino	2,652	11,337	12,270	22,157
Food and beverage	2,795	14,321	15,319	28,319
Hotel	910	3,447	3,898	6,577
Other	420	1,634	1,871	3,214
Selling, general and administrative	8,870	16,506	26,064	32,958
Depreciation and amortization	3,833	3,695	7,653	7,298
Other operating items, net	1,157	188	2,462	624
Total operating expenses	20,637	51,128	69,537	101,147
(Loss) income from operations	(5,481)	11,633	(3,370)	20,354

(Loss) income before income taxes	(5,481)	11,633	(3,370)	20,354
Benefit (provision) for income taxes	1,134	(2,354)	1,043	(4,060)
Net (loss) income	$(4,347)	$9,279	$(2,327)	$16,294

(Losses) earnings per share of common stock
Net (loss) income
Basic	$(0.24)	$0.52	$(0.13)	$0.91
Diluted	$(0.24)	$0.50	$(0.13)	$0.88

Weighted average number of common shares and potential common shares outstanding
Basic	18,181	17,997	18,169	17,967
Diluted	18,181	18,666	18,169	18,643

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$38,320	$60,539
Receivables, net	5,751	5,458
Income taxes receivable	1,228	185
Inventories	6,994	6,735
Prepaid expenses	4,323	6,238
Total current assets	56,616	79,155
Property and equipment
Land	30,769	30,769
Land improvements	7,842	7,842
Buildings	193,235	193,235
Buildings improvements	31,984	31,986
Furniture and equipment	149,718	152,461
Construction in progress	304,448	285,789
Right of use assets	15,167	15,574
Leasehold improvements	3,848	3,848
	737,011	721,504
Less accumulated depreciation and amortization	(224,871)	(220,021)
Net property and equipment	512,140	501,483
Other assets
Goodwill	25,111	25,111
Intangible assets, net	955	1,538
Deferred income taxes	2,683	2,683
Other assets, net	—	908
Total other assets	28,749	30,240
Total assets	$597,505	$610,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$25,000	$20,000
Accounts payable	6,591	17,037
Construction accounts payable	3,100	7,528
Accrued expenses	25,528	34,109
Short-term lease liability	788	791
Total current liabilities	61,007	79,465
Long-term lease liability	14,392	14,797
Long-term debt, net	181,684	175,415
Total liabilities	257,083	269,677
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 18,189,562 outstanding at June 30, 2020; 18,141,383 outstanding at December 31, 2019	191	191
Additional paid-in capital	36,089	35,215
Treasury stock, 906,738 shares at June 30, 2020; 954,917 shares at December 31, 2019	(12,103)	(12,777)
Retained earnings	316,245	318,572
Total stockholders’ equity	340,422	341,201
Total liabilities and stockholders’ equity	$597,505	$610,878

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares, Unaudited)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2020	18,141,383	$191	$35,215	$318,572	$(12,777)	$341,201
Net exercise of stock options	30,545	—	(428)	—	428	—
Stock-based compensation expense	—	—	873	—	—	873
Net income	—	—	—	2,020	—	2,020
Balance, March 31, 2020	18,171,928	$191	$35,660	$320,592	$(12,349)	$344,094
Net exercise of stock options	17,634	—	(552)	—	246	(306)
Stock-based compensation expense	—	—	981	—	—	981
Net loss	—	—	—	(4,347)	—	(4,347)
Balance, June 30, 2020	18,189,562	$191	$36,089	$316,245	$(12,103)	$340,422

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2019	17,919,021	$191	$30,111	$286,756	$(15,876)	$301,182
Net exercise of stock options	57,670	—	241	—	804	1,045
Stock-based compensation expense	—	—	915	—	—	915
Net income	—	—	—	7,015	—	7,015
Balance, March 31, 2019	17,976,691	$191	$31,267	$293,771	$(15,072)	$310,157
Net exercise of stock options	39,043	—	141	—	545	686
Stock-based compensation expense	—	—	1,003	—	—	1,003
Net income	—	—	—	9,279	—	9,279
Balance, June 30, 2019	18,015,734	$191	$32,411	$303,050	$(14,527)	$321,125

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(2,327)	$16,294
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,653	7,298
Amortization of deferred loan costs	269	269
Stock-based compensation	2,182	3,649
Provision (recovery) for bad debts	46	24
Loss on disposition of assets	5	—
Changes in operating assets and liabilities:
Receivables	(339)	312
Income taxes	(1,043)	2,502
Inventories	(259)	(8)
Prepaid expenses	2,823	1,059
Right of use asset, net	—	7
Accounts payable	(10,446)	319
Accrued expenses	(8,581)	(73)
Net cash (used in) provided by operating activities	(10,017)	31,652

Cash flows from investing activities:
Proceeds from sale of assets	24	—
Change in construction payable	(4,428)	1,650
Acquisition of property and equipment	(18,164)	(75,248)
Net cash used in investing activities	(22,568)	(73,598)

Cash flows from financing activities:
Net exercise of stock options	(634)	—
Principal payments on long-term debt	(5,000)	—
Long-term debt borrowings	16,000	38,010
Net cash provided by financing activities	10,366	38,010

Change in cash and cash equivalents	(22,219)	(3,936)
Cash and cash equivalents at beginning of period	60,539	30,462
Cash and cash equivalents at end of period	$38,320	$26,526

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED JUNE 30, 2020

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Monarch Casino & Resort, Inc. was incorporated in 1993. Unless otherwise indicated, “Monarch,” “us,” “we,” and the “Company” refer to Monarch Casino & Resort, Inc. and its subsidiaries. Monarch owns and operates the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and Monarch Casino Resort Spa Black Hawk, a casino in Black Hawk, Colorado. In addition, Monarch owns separate parcels of land located next to the Atlantis and a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Casino Black Hawk. Monarch also owns Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

The accompanying unaudited consolidated financial statements include the accounts of Monarch and its subsidiaries (the “Consolidated Financial Statements”). Intercompany balances and transactions are eliminated.

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

The Company has taken steps to mitigate the effects of the economic downturn and uncertainty by reducing the operating expenses, taking advantage of federal and state government programs that support companies affected by the COVID-19 pandemic and their employees, and engaging in continuing discussions with its lender for relief and default waivers on the Amended Credit Facility. Our lender has granted the Company limited covenant and default waivers through September 29, 2020. See NOTE 6. LONG-TERM DEBT.

Currently, the Company has a term sheet and firm commitment letters from all banks participating in the current lending group for refinancing, which will be completed upon signing of the documents and will increase our credit facility and extend the lending period.

The Company believes that the $18.7 million cash in our interest-bearing money market fund and the $34.0 million available under our Amended Credit Facility as of June 30, 2020, as well as the anticipated operating cash flow, will be sufficient to fund its operation, meets its debt obligations and fulfill its capital expenditure plans for the next twelve months. Given the Company's liquidity position at June 30, 2020 and the steps the Company has taken subsequent to June 30, 2020, management believes the Company has sufficient liquidity to fund operations and satisfy its obligations for the next twelve months.

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

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations in April 2012. As of June 30, 2020, we had goodwill totaling $25.1 million related to the purchase of Monarch Casino Black Hawk, Inc.

Due to the COVID-19 pandemic and subsequent government order to suspend operations at our properties, we performed testing for impairment of the Company’s goodwill as of June 30, 2020. The valuations used to assess the Company’s goodwill for impairment incorporate inherent uncertainties that are difficult to predict in the current economic environment. When evaluating for impairment, we make numerous highly subjective and judgmental estimates and assumptions, all of which are subject to a variety of risks and uncertainties, and many of which are based on significant unobservable inputs. The most significant assumptions and inputs used in evaluating for impairment are projected short-term and long-term operating results and cash flows, projected capital expenditures, estimated long-term growth rates and the weighted-average cost of capital of market participants, adjusted for the risk profile of the assets being evaluated. The timing and trajectory of the expected post-pandemic economic recovery is unknown, and accordingly, estimates and assumptions are likely to change as more information becomes available.

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

Debt Issuance Costs:

Costs incurred in connection with the issuance of long-term debt are amortized to interest expense over the term of the related debt agreement utilizing the straight-line method, which approximates the effective interest rate method. Unamortized amounts of debt issuance costs are recorded as a reduction of the outstanding debt and included in “Long-term debt, net”. As of June 30, 2020, debt issuance costs, net of amortization, were $0.6 million.

Capitalized Interest:

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. The Company capitalized $1.4 million and $3.2 million during the three and six months ended June 30, 2020, respectively.

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

As of June 30, 2020, the Company had estimated the obligations related to the players’ club program at $9.5 million, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheet.

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

Other Operating items, net:

Other operating items, net, in general consist of miscellaneous operating charges or proceeds. For the three months ended June 30, 2020, Other operating items, net, was $1.2 million and included: $0.2 million in pre-opening expenses relating to the Monarch Black Hawk Expansion project; $0.2 million in professional service fees relating to our construction litigation; $0.5 million in Colorado legislation lobbying expenses; and $0.3 million equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations. For the six months ended June 30, 2020, Other operating items, net, was $2.5 million and included: $1.0 million in pre-opening expenses relating to the Monarch Black Hawk Expansion project; $0.3 million in professional service fees relating to our construction litigation; $0.9 million in Colorado legislation lobbying expenses; and $0.3 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations. For the three and six months ended June 30, 2019, Other operating items, net, was $0.2 and $0.6 million, respectively, representing pre-opening expenses for the period.

Impact of Recently Adopted Accounting Standards:

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

Cloud Computing Arrangement Implementation Costs: In August 2018, the FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset in the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statement of income as the costs related to the hosting fees. The Company adopted the guidance effective January 1, 2020. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

Goodwill impairment: In January 2017, the FASB issued ASU 2017-04 that simplifies the accounting for goodwill impairment for all entities by eliminating the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). The standard does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The Company adopted the guidance effective January 1, 2020. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

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

As of June 30, 2020, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (as defined and discussed in NOTE 5. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

Upon adoption of the new lease standard, incremental borrowing rates used for existing leases were established using the rates in effect as of the lease inception or modification date. The weighted-average incremental borrowing rate of the leases presented in the lease liability as of June 30, 2020 was 4.33%.

The weighted-average remaining lease term of the leases presented in the lease liability as of June 30, 2020 was 21.4 years.

Cash paid related to the operating leases presented in the lease liability for each of the six months ended June 30, 2020 and 2019, was $0.7 million.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Casino	$56	$55	$56	$101
Food and beverage	12	48	69	98
Hotel	27	22	55	43
Selling, general and administrative	886	878	1,674	1,676
Total stock-based compensation, before taxes	981	1,003	1,854	1,918
Tax benefit	(206)	(211)	(389)	(403)
Total stock-based compensation, net of tax	$775	$792	$1,465	$1,515

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

	Three months ended June 30,
	2020		2019
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,181	$(0.24)	17,997	$0.52
Effect of dilutive stock options	—	—	669	(0.02)
Diluted	18,181	$(0.24)	18,666	$0.50

	Six months ended June 30,
	2020		2019
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,169	$(0.13)	17,967	$0.91
Effect of dilutive stock options	—	—	676	(0.03)
Diluted	18,169	$(0.13)	18,643	$0.88

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended June 30, 2020 and 2019, options for approximately 1,122 thousand and 792 thousand shares, respectively, were excluded from the computation. For the six months ended June 30, 2020 and 2019, options for approximately 1,085 thousand and 759 thousand shares, respectively, were excluded from the computation.

NOTE 5. RELATED PARTY TRANSACTIONS

The shopping center adjacent to the Atlantis (the “Shopping Center”) is owned by Biggest Little Investments, L.P. (“BLI”). John Farahi and Bob Farahi, Co-Chairmen of the Board and executive officers of the Company, and Ben Farahi have significant holdings (the “Farahi Family Stockholders”) in Monarch and each also beneficially owns limited partnership interests in BLI. Maxum LLC is the sole general partner of BLI, and Ben Farahi is the sole managing member of Maxum LLC. Neither John Farahi nor Bob Farahi has any management or operational control over BLI or the Shopping Center. Until May 2006, Ben Farahi held the positions of Co-Chairman of the Board, Secretary, Treasurer and Chief Financial Officer of the Company.

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center, consisting of an approximate 46,000 square-foot commercial building on approximately 4.2 acres of land adjacent to the Atlantis (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The Company demolished the building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the Leased Property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For each of the three-month periods ended June 30, 2020 and 2019, the Company paid $174 thousand in rent, plus $0 and $1 thousand, respectively, in operating expenses relating to this lease. For each of the six-month periods ended June 30, 2020 and 2019, the Company paid $348 thousand in rent, plus $7 thousand and $13 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of June 30, 2020, recognized in the Consolidated Balance Sheet, was $10.6 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For the three-month periods ended June 30, 2020 and 2019, the Company paid $101 thousand and $94 thousand in rent, respectively, plus $1 thousand and $4 thousand, respectively, in operating expenses relating to this lease. For each of the six-month periods ended June 30, 2020 and 2019, the Company paid $202 thousand and $188 thousand in rent, respectively, plus $8 thousand and $13 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of June 30, 2020, recognized in the Consolidated Balance Sheet, was $4.0 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders and paid $38 thousand and $33 thousand for the three-month periods ended June 30, 2020 and 2019 respectively, for such leases, and paid $74 thousand and $69 thousand, respectively, for the six-month periods ended June 30, 2020 and 2019, for such leases.

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

As of June 30, 2020, the Company had an outstanding principal balance of $191.3 million under the Amended Credit Facility term loan. As of June 30, 2020, the Company had $16.0 million outstanding and $34 million remaining in available borrowings under the Amended Credit Facility revolving loan. The Company has a $0.6 million Standby Letter of Credit, from which there have been no withdrawals.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of June 30, 2020, the Company is required to maintain a Total Leverage Ratio (at any time, the ratio of (a) Total Funded Debt at such time, to (b) EBITDA for the four consecutive fiscal quarter period most recently ended for which Financial Statements are available, as defined in the Amended Credit Facility) of no more than 3.5:1 and a Fixed Charge Coverage Ratio (for the period of four consecutive fiscal quarters ending on or most recently ended prior to such date (a) the sum of (i) EBITDA minus (ii) income taxes paid in cash during such period minus (iii) Distributions made during such period (other than Distributions made pursuant to Section 5.02(f)(i)) minus (iv) Investments in Excluded Subsidiaries made during such period minus (v) Maintenance Capital Expenditures made during such period divided by (b) Fixed Charges for such period, as defined in the Amended Credit Facility) of at least 1.15:1. As of June 30, 2020, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 5.2:1 and 1.7:1, respectively.

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

The Company is required to make principal payments on the amount of the Term Loans on each Term Loan Installment Date (last business day of each quarter, starting with the quarter ending December 31, 2019) in an amount equal to (x) the percentage set forth opposite the applicable year during which such Term Loan Installment Date occurs multiplied by (y) the Conversion Amount. The estimated amount of the mandatory principal payment due in the next twelve months is $25.0 million.

In relation to the COVID-19 pandemic closure of the Company’s properties, the Company and the lender executed, on June 9, 2020, A Limited Waiver and Amendment to Credit Agreement.

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

The Amended Credit Facility was amended by adding a new definition, “Operational Liquidity”, to the Amended Credit facility. Operational Liquidity as defined is, as of any date of determination, the amount by which (a) (i) the Unused Revolving Commitment as of such date, plus (ii) cash (including cage cash) as of such date exceeds (b) (i) $24,000,000 minus (ii) any retainage costs with respect to the expansion project and any settlement or judgment under the PCL Litigation paid in cash; provided that from and after the Monarch Black Hawk expansion project completion date, the receipt of a final certificate of occupancy (or its local equivalent) for the expansion project and the final resolution or disposition of the PCL Litigation, the amount in clause (b) shall be deemed to be zero. The Borrowers shall not permit Operational Liquidity to be less than $25,000,000 at any time. In addition, any borrowing under the Amended Credit Facility, greater than $26,000,000 shall be used solely to pay retainage costs with respect to the Expansion Project and any settlement or judgment under the PCL Litigation.

As a part of the limited waiver and amendment, for a period starting on June 9, 2020 until the first adjustment to occur after the fiscal quarter ending September 30, 2020, the interest rate is set as LIBOR plus 2.50%, or a base rate plus 1.50% and the commitment fees are set at 0.45%.

Monarch is in continuing discussions with its lenders regarding additional relief options and amendments of the Amended Credit Facility. Currently, the Company has a term sheet and firm commitment letters from all banks participating in the current lending group for refinancing, which will be completed upon signing of the documents and will increase our credit facility and extend the lending period.

If negotiations to complete the refinancing are not successful, this could have a material adverse impact to the Company’s financial condition.

The Company believes that the cash in its interest-bearing money market fund and the $34.0 million available under its Amended Credit Facility as of June 30, 2020 will be sufficient to support its current operations, meet its debt obligations and fulfill its capital expenditure plans for the twelve months from filing of Form 10-Q for the quarter ended June 30, 2020; however, the Company is surrounded by uncertainty about COVID-19 and the reopening of its operations, as well as financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow in the upcoming months or if its cash needs exceed the Company’s borrowing capacity under the Amended Credit Facility, it could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

NOTE 7. TAXES

For the six months ended June 30, 2020 and 2019, the Company’s effective tax rate was 30.9% and 19.9%, respectively. The high effective tax benefit rate for the six months ended June 30, 2020 was a result of the high weight of excess tax benefit on stock option exercises on the provision for income taxes, as the suspension of the operations in mid-March due to the COVID-19 pandemic resulted in a net loss for the three- and six-months ended June 30, 2020.

Deferred tax assets were evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.

No uncertain tax positions were recorded as of June 30, 2020 and 2019. No change in uncertain tax positions is anticipated over the next twelve months.

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

NOTE 9. LEGAL MATTERS

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

The court has set a trial date for May 17, 2021. Discovery in the action is in the preliminary stages, and we are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

The Company recognized $0.2 million and $0.3 million in construction litigation expense relating to this lawsuit for the three and six months ended June 30, 2020, respectively, which are included in Other operating items, net on the Consolidated Statements of Operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our,” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) including, but not limited to (i) the impact of the COVID-19 pandemic on our revenues, cash flows, liquidity, construction projects, results of operations and financial condition; (ii) our expectations regarding the return to normalized operations; (iii) our beliefs regarding the sufficiency of our cash and other financial resources; (iv) our expectations regarding discussions with our lenders about refinancing and/or additional relief options and steps under the Amended Credit Facility that may be requested in light of currently-changing circumstances, as well as our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers; (v) our expectations regarding changes in our operations and services relating to restrictions in occupancy and social distancing requirements; (vi) our beliefs regarding the effectiveness of the actions we've taken with respect to the COVID-19 pandemic and the quality of our properties as key factors in Monarch's long-term success; (vii) our expectations and beliefs concerning the project scope, timing for completion, receipt of all occupancy and other regulatory approvals for portion of the expansion project, impact of the ongoing construction litigation, budget and estimated costs, pre-opening expenses, transformative potential and our continued investment in our expansion project at the Monarch Casino Black Hawk (the "Monarch Black Hawk Expansion"); (viii) our expectations regarding financing of the Monarch Black Hawk Expansion; (ix) our expectations and intentions regarding the expenses, defenses and outcomes of the lawsuit filed by the construction project general contractor against us; (x) our expectations regarding our business prospects, strategies and outlook; (xi) our expectations regarding the positioning of our properties to benefit from future macro and local economic growth; (xii) our expectations regarding future capital requirements; (xiii) our anticipated sources of funds and adequacy of such funds to meet our debt obligations and capital requirements; and (xiv) our expectations regarding legal and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “will,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-Q, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

●	adverse impacts of the COVID-19 outbreak on our business, constructions projects, financial condition, liquidity, cash flows, operating results, and access to capital markets;
●	adverse impacts of the COVID-19 outbreak on short-term and long-term travel, leisure and discretionary spending habits and practices of our guests;
●	actions by government officials at the federal, state or local level, including, without limitation, further temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders, in connection with the COVID-19 outbreak;
●	impact of any further temporary or extended shutdowns on our ability to maintain compliance with the terms and conditions of our credit facilities and other material contracts;
●	our ability to negotiate relief options and amendments to our Amended Credit Facility;
●	our ability to maintain strong relationships with our regulators, employees, lenders, suppliers, customers, insurance carriers, and other stakeholders;
●	impact of any uninsured losses;
●	the adverse impact of cancellations and/or postponements of hotel stays and convention and trade shows on our business, market position, growth, financial condition and operating results;
●	a delay in or failure of the changes in guest visitation, entertainment choices and spending patterns, including a decrease in overall demand after reopening our casinos, due to health and other concerns, to return to normalized pre-pandemic levels;
●	the impact of social distancing requirements and other health and safety protocols implemented at our properties, including a reduction in operating margins (or negative operating margins);
●	potentially uninsurable liability exposure to customers and staff should they become (or allege that they have become) infected with COVID-19 while at one of our resorts;
●	unwillingness of employees to report to work due to the adverse effects of the COVID-19 pandemic or to otherwise conduct work under any revised work environment protocols;
●	the potential of increases in state and federal taxation to address budgetary and other impacts of the COVID-19 pandemic;
●	the potential of increased regulatory and other burdens to address the direct and indirect impacts of the COVID-19 pandemic;
●	our ability to successfully implement our business and growth strategies;
●	our ability to realize the anticipated benefits of our expansion and renovation projects, including the Monarch Black Hawk Expansion;
●	construction factors, including delays, disruptions, construction defects, increased costs of labor and materials, contractor disagreements, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, occupancy and building permit issues and other regulatory approvals or issues;
●	ongoing disagreements over costs of and responsibility for delays, construction defects and other construction related matters with our Monarch Casino Black Hawk general contractor, including, as previously reported, the litigation against us by such contractor and our filing of affirmative defenses and extensive counterclaims against the Monarch Casino Black Hawk contractor;
●	our potential need to post bonds or other forms of surety to support our legal remedies;
●	risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems and delays; construction defects; shortages of materials or skilled labor; environmental, health and safety issues; weather and other hazards, site access matters, and unanticipated cost increases);
●	risks related to pending litigation, which is costly and time-consuming to defend, and if decided against us, could require us to pay substantial judgments or settlements. We cannot predict with certainty the outcomes of such legal proceedings, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur;
●	risks and uncertainties relating to obtaining court and governmental approval or permits necessary to open the Monarch Black Hawk Expansion to the public;
●	our ability to generate sufficient operating cash flow to service our debt obligations and working capital needs and to help finance our expansion plans;
●	our ability to effectively manage expenses to optimize our margins and operating results;
●	guest acceptance of our expanded facilities once completed and the resulting impact on our market position, growth and future financial results;
●	our ability to successfully complete potential acquisitions and investments;
●	successful integration of acquisitions;
●	access to capital and credit, including our ability to finance future business requirements and the Monarch Black Hawk Expansion;
●	risks related to our present indebtedness and future borrowings;
●	adverse trends in the gaming industry;
●	changes in patron demographics;
●	general market and economic conditions, including but not limited to, the effects of local and national economic, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;
●	the potential of increases in state and federal taxation to address budgetary and other impacts of the COVID-19 pandemic;
●	the potential of increased regulatory and other burdens to address the direct and indirect impacts of COVID-19 pandemic;
●	the impact of rising interest rates and our ability to refinance debt as it matures at commercially reasonable rates or at all;
●	fluctuations in interest rates, including the impact of any discontinuance, modification or other reform of

LIBOR, or the establishment of alternative reference rates;
●	our ability to continue to comply with the covenants and terms of our credit instruments;
●	our dependence on two resorts;
●	ability of large stockholders to influence our affairs;
●	our dependence on key personnel;
●	the availability of adequate levels of insurance;
●	changes in federal, state, and local laws and regulations, including environmental and gaming licenses or legislation and regulations, and laws and regulations permitting expanded and other forms of gaming in our key markets;
●	ability to obtain and maintain gaming and other governmental licenses and regulatory approvals;
●	any violations by us of the anti-money laundering laws;
●	cybersecurity risks, including misappropriation of customer information or other breaches of information security;
●	impact of natural disasters, severe weather, terrorist activity and similar events;
●	our competitive environment, including increased competition in our target market areas;
●	increases in the effective rate of taxation at any of our properties or at the corporate level;
●	our ability to successfully estimate the impact of accounting, tax and legal matters; and
●	risks, uncertainties and other factors described in “Item 1A - Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and our other filings with the Securities and Exchange Commission.

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

OVERVIEW

Monarch was incorporated in the state of Nevada in 1993. We own and operate the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and Monarch Casino Resort Spa Black Hawk, a casino in Black Hawk, Colorado. In addition, we own separate parcels of land located next to the Atlantis and a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Casino Black Hawk. We also own Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

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

Monarch Casino Black Hawk: Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and working on the major expansion. There is currently no hotel on the property. In August 2015, we completed the redesign and upgrade of the existing Monarch Casino Black Hawk, bringing to the facility’s interior the same quality, ambiance and finishes of the ongoing master planned expansion that we expect will transform Monarch Casino Black Hawk into a full-scale casino resort. In the fourth quarter of 2013, we began work on the Monarch Black Hawk Expansion. In November 2016, we opened our elegant nine-story parking facility with about 1,350 spaces for guest use. Construction of a new hotel tower and casino expansion on the site where the old parking structure was sitting is under way. (See CAPITAL SPENDING AND DEVELOPMENT – Monarch Black Hawk Expansion). Once completed, the Monarch Black Hawk Expansion will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars and associated support facilities. Based on the current construction progress, the Company anticipates that the podium, which includes the expanded casino, restaurants, hotel administration, and lounges, as well as some hotel floors, will open in the third quarter of 2020 and the balance of the hotel tower will open in the fourth quarter of 2020.

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

RESULTS OF OPERATIONS

Impact of the COVID-19 Pandemic

Monarch operating results for the three and six months ended June 30, 2020 were significantly impacted by the unprecedented government-mandated closure of our Nevada and Colorado properties in response to the COVID 19 pandemic, which lasted approximately three months.

In March 2020, the World Health Organization declared the rapidly growing COVID-19 outbreak a global pandemic. On March 16, 2020, in an effort to contain the virus, the state of Colorado mandated a temporary shutdown of all casinos including Monarch Casino Black Hawk and, on March 17, 2020, the state of Nevada mandated the temporary closure of all casinos including the Atlantis in Reno.

Our Nevada and Colorado properties reopened with limited operations on June 4, 2020 and June 17, 2020, respectively. The poker room and buffet at Atlantis have not yet resumed operations. At our Colorado property, table games have not yet resumed operations and our buffet is temporarily being operated as a table-service restaurant. Additionally, changes were made from routine operations relating to restrictions in occupancy and social distancing requirements, which include reduced seating at table games at Atlantis and in all restaurants, and a decreased number of active slot machines on the casino floors. We have experienced hotel stay and convention booking cancelations, and since the reopening, guest visitation and hotel and convention bookings have been lower than prior to the state-mandated closures, and are expected to remain lower for the near future.

Despite a strong reopening, we are operating in an environment of high uncertainty and there may be additional government restrictions placed on all of our services, such as gaming, restaurants, spas and salons, entertainment venues and convention and meeting space, which could lead to lower demand and revenue. Such restrictions could also increase our costs, further decrease our operating margins and have a material adverse effect on our operations, cash flows and financial results.

While we have incurred significant disruptions from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the possibility of the outbreak levels seen to return, the impact on demand following the reopening of our casinos, and other actions or restrictions that may be taken by governmental authorities, the impact to the general U.S economy and to our customers and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2020 and 2019

For the three months ended June 30, 2020, our net loss totaled $4.3 million, or $(0.24) per diluted share, compared to net income of $9.3 million, or $0.50 per diluted share for the same period in 2019, reflecting a 146.8% and 148.0% decrease in net (loss) income and diluted (losses) earnings per share, respectively. Net revenues in the three months ended June 30, 2020, totaled $15.2 million, a decrease of $47.6 million, or 75.9%, compared to the three months ended June 30, 2019. Loss from operations for the three months ended June 30, 2020 totaled $5.5 million compared to 11.6 million for the same period in 2019.

Casino revenue decreased 69.8% in the second quarter of 2020 compared to the second quarter of 2019 which was driven by the COVID-19 outbreak. Gaming operations were suspended more than two thirds of the second quarter of 2020. Casino operating expense as a percentage of casino revenue decreased to 26.8% for the three months ended June 30, 2020 compared to 34.5% for the three months ended June 30, 2019, as a result of effective cost management.

Food and beverage revenue for the second quarter of 2020 decreased 83.9% compared to the second quarter of 2019 due to an 88.8% decrease in food and beverage covers, as a result of the pandemic related suspension of our food and beverage operations during the majority of the quarter. Food and beverage revenue per cover increased year-over-year by a 43.6%. Food and beverage operating expense as a percentage of food and beverage revenue increased in the second quarter of 2020 to 96.6% compared to 79.6% for the same period in 2019 primarily as a result of a decrease in revenue due to the COVID-19 pandemic-related shutdown of our operations and an increase in labor expenses as a percentage of revenue.

Hotel revenue decreased 83.3% in the second quarter of 2020 compared to the second quarter of 2019 due to the suspension of our hotel operations during the majority of the quarter and lower hotel occupancy of 61.3% during the period the hotel was opened in the second quarter of 2020 compared to 88.3% during the second quarter of 2019. The ADR decreased $28.87, from $129.91 in the second quarter of 2019 to $101.04 in the second quarter of 2020. REVPAR, calculated by dividing total hotel revenue by total rooms available, was $66.65 and $118.34 for the three months ended June 30, 2020 and 2019, respectively. Hotel operating expense as a percentage of hotel revenue increased to 61.8% in the second quarter of 2020 compared to 39.1% for the comparable prior year period primarily as a result of the COVID-19 pandemic related shutdown of our operations.

Other revenue decreased 71.8% in the second quarter of 2020 compared to the same prior year period.

Selling, general and administrative (“SG&A”) expense decreased to $8.9 million in the second quarter of 2020 from $16.5 million in the second quarter of 2019 primarily due to cost mitigation measures implemented during the closure of our properties, including the temporary furlough of approximately 90% of the Company’s employees, a 50% reduction of executives’ salaries, and the CEO and board members having forgone all cash compensation. As a percentage of net revenue, SG&A expense increased to 58.5% in the second quarter of 2020 compared to 26.3% in the same period in 2019.

Depreciation and amortization expense increased to $3.8 million for the three months ended June 30, 2020 compared to $3.7 million for the same prior year period, due to new assets placed into service during the current quarter.

During the second quarter of 2020, we recognized $0.2 million in pre-opening expense related to the Monarch Black Hawk Expansion project, $0.2 million in professional service fees relating to our construction litigation, $0.5 million in Colorado legislation lobbying expenses and $0.3 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations. During the second quarter of 2019, we recognized $0.2 million in pre-opening expense related to the upcoming opening of the new hotel and expanded casino in Black Hawk. These expenses are included in Other operating items, net in the Consolidated Statement of Operations.

During each of the second quarters of 2020 and 2019, we capitalized $1.4 million of interest, which is all interest, paid and accrued during those quarters, as the borrowings on our Amended Credit Facility were exclusively used to finance the Monarch Black Hawk Expansion. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2020 and 2019

For the six months ended June 30, 2020, we had a net loss of $2.3 million, or $(0.13) per diluted share, compared to net income of $16.3 million, or $0.88 per diluted share for the same period in 2019, reflecting a 114.3% and 114.8% decrease in net income and diluted earnings per share, respectively. Net revenues in the six months ended June 30, 2020, totaled $66.2 million, a decrease of $55.3 million, or 45.5%, compared to the six months ended June 30, 2019. Loss from operations for the six months ended June 30, 2020 totaled a $3.4 million compared to $20.4 million income from operations for the same period in 2019.

Casino revenue decreased 40.2% in the first six months of 2020 compared to the first six months of 2019 and was driven by the COVID-19 outbreak, which culminated in a suspension of our operations in mid-March 2020, partially offset by an increase in guests’ spend per visit during the first two months of 2020 compared to the same period in 2019. Casino operating expense as a percentage of casino revenue decreased to 33.2% for the six months ended June 30, 2020 compared to 35.8% for the six months ended June 30, 2019.

Food and beverage revenue for the first six months of 2020 decreased 50.5% compared to the 2019 same period due to a 57.0% decrease in food and beverage covers, partially offset by a 14.9% increase in food and beverage revenue per cover. Food and beverage operating expense as a percentage of food and beverage revenue increased in the first six months of 2020 to 86.8% compared to 79.4% for the same period in 2019 primarily as a result of the decline in casino revenue due to the COVID-19 pandemic and the subsequent shutdown of our operations for approximately three months.

Hotel revenue decreased 54.4% in the first six months of 2020 compared to the first six months of 2019 due to the pandemic related hotel shutdown for approximately three months and the decrease in hotel occupancy to 71.8% during the period the hotel was open compared to 86.3% occupancy during the first six months of 2019, combined with a $5.33 decrease in ADR, from $126.06 in the first six months of 2019 to $120.73 in the first six months of 2020. REVPAR was $91.85 and $116.53 for the period the hotel was open in the first six months ended June 30, 2020 and for the six months ended June 30, 2019, respectively. Hotel operating expense as a percentage of hotel revenue increased to 49.4% in the first six months of 2020 compared to 38.0% for the comparable prior year period primarily as a result of the COVID-19 pandemic and the subsequent shutdown of our operations.

Other revenue decreased 45.5% in the first six months of 2020 compared to the same prior year period.

SG&A expense decreased to $26.1 million in the first six months of 2020 from $33.0 million in the first six months of 2019 primarily due to the COVID-19 shutdown and the related cost mitigation measures taken by management. As a percentage of net revenue, SG&A expense increased to 39.4% in the first six months of 2020 compared to 27.1% in the same period in 2019.

Depreciation and amortization expense increased to $7.7 million for the six months ended June 30, 2020 compared to $7.3 million for the same prior year period, due to new assets placed into service during the six-month period.

During the first six months of 2020, we recognized $1.0 million in pre-opening expense related to the upcoming opening of the new hotel and expanded casino in Black Hawk, $0.3 million in construction litigation expense related to the lawsuit filed by the Monarch Black Hawk Expansion construction project general contractor against the Company, $0.8 million Colorado in legislation lobbing expenses and $0.3 in million equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations. During the first six months of 2019, we recognized $0.6 million in pre-opening expense related to the upcoming opening of the new hotel and expanded casino in Black Hawk. Those expenses are included in Other operating items, net in the Consolidated Statement of Operations.

During the first six months of 2020 and 2019, we capitalized $3.2 million and $2.6 million of interest, respectively, which is all interest, paid and accrued during those periods, as the borrowings on our Amended Credit Facility were exclusively used to finance the Monarch Black Hawk Expansion. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests. In addition, we have invested, and continue to invest, in our Monarch Black Hawk Expansion.

Cash paid for capital expenditures for the six-month periods ended June 30, 2020 and 2019 totaled approximately $22.6 million and $73.6 million, respectively. During the six-month period ended June 30, 2020 our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Casino Black Hawk and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Casino Black Hawk. The capital expenditures during this period were funded from available cash and cash equivalents. During the six-month period ended June 30, 2019, our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Casino Black Hawk, the renovation of hotel suites at Atlantis and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Casino Black Hawk. The capital expenditures during this period were funded from operating cash flows, available cash and cash equivalents and borrowings from the credit facility.

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

On February 8, 2017, we broke ground on the hotel tower and casino expansion. The new 23-story tower will nearly double the existing casino space and will include approximately 500 hotel rooms, an upscale spa and pool facility, three additional restaurants and additional bars. Our total overall budget for the completion of the Monarch Casino Black Hawk hotel tower and casino expansion is approximately $264 million to $269 million. Based on the current construction progress, we anticipate that the podium, which includes the expanded casino, restaurants, hotel administration, and lounges, as well as some hotel floors, will open in the third quarter of 2020 and the balance of the hotel tower will open in the fourth quarter of 2020.

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

For the six months ended June 30, 2020, net cash used in operating activities totaled $10.0 million, compared to net cash provided by operating activities of $31.7 million in the same prior year period. This decrease was primarily a result of a decrease in net income combined with an increase in working capital, especially a decrease in accounts payable and accrued expenses.

Net cash used in investing activities totaled $22.6 million and $73.6 million during the six months ended June 30, 2020 and 2019, respectively. Net cash used in investing activities during the first six months of 2020 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk and for acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first six months of 2019 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk, for the renovation of hotel suites at Atlantis and for acquisition of gaming and other equipment at both properties.

Net cash provided by financing activities in the first six months of 2020 totaled $10.4 million and consisted of $16 million borrowing under the Amended Credit Facility revolving loan, offset by $5.0 million mandatory principal payment to the Amended Credit Facility term loan, as well as a $0.6 million effect from the stock options net exercise. In the first six months of 2019, we borrowed $38.0 million under the Amended Credit Facility. The borrowings were used to fund the Monarch Casino Black Hawk Expansion.

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

As of June 30, 2020, the Company had an outstanding principal balance of $191.3 million under the Amended Credit Facility term loan. As of June 30, 2020, the Company had $16.0 million outstanding and $34 million remaining in available borrowings under the Amended Credit Facility revolving loan. The Company has a $0.6 million Standby Letter of Credit, from which there have been no withdrawals.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of June 30, 2020, we are required to maintain a Total Leverage Ratio (Total Funded Debt divided by EBITDA, as defined in the Amended Credit Facility) of no more than 3.5:1 and a Fixed Charge Coverage Ratio (EBITDA divided by fixed charges, as defined in the Amended Credit Facility) of at least 1.15:1. As of June 30, 2020, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 5.2:1 and 1.7:1, respectively.

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

We are required to make principal payments on the amount of the term loans on each Term Loan Installment Date (last business day of each quarter, starting with the quarter ending December 31, 2019) in an amount equal to (x) the percentage set forth opposite the applicable year during which such Term Loan Installment Date occurs multiplied by (y) the Conversion Amount. The estimated amount of the mandatory principal payment due in the next twelve months is $25.0 million.

In relation to the COVID-19 pandemic closure of our properties, the Company and the lender executed, on June 9, 2020, Limited Waiver and Amendment to Credit Agreement.

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

We are in continuing discussions with our lenders regarding additional relief options and amendments of the Amended Credit Facility. Currently, we have a term sheet and firm commitment letters from all banks participating in the current lending group for refinancing, which will be completed upon signing of the documents and will increase our credit facility and extend the lending period.

If negotiations for the refinancing are not successful, this could have a material adverse impact to the Company’s financial condition.

We believe that the $18.7 million cash in our interest-bearing money market fund and the $34.0 million available under our Amended Credit Facility as of June 30, 2020, as well as anticipated operating cash flow, will be sufficient to sustain operations for the twelve months from filing of Form 10-Q for the quarter ended June 30, 2020 and fulfill our capital expenditure plans. However, we are surrounded by uncertainty about COVID-19, as well as financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2020 and the next five years and thereafter are as follow (in millions):

	Payments due by period (1)
		Less			Greater
		than 1	1 to 3	3 to 5	than 5
	Total	year	years	years	years
Operating Leases (2)	$23.4	$1.4	$2.3	$2.2	$17.5
Purchase Obligations (3)	26.8	23.4	1.8	1.6	—
Borrowings Under Amended Credit Facility (4)	207.3	25.0	182.3	—	—
Total Contractual Cash Obligations	$257.5	$49.8	$186.4	$3.8	$17.5

(1)	Because interest payments under our Amended Credit Facility are subject to factors that, in our judgment, vary materially, the amount of future interest payments is not presently determinable. These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the rate at which we deploy capital and other spending which, in turn, impacts the level of future borrowings. The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.50%, or the Prime Rate. The interest rate is adjusted quarterly based on our leverage ratio, which is calculated using operating results over the previous four quarters and borrowings at the end of the most recent quarter. Based on our leverage ratio and the Limited Waiver and Amendment to Credit Agreement, signed on June 9, 2020, at June 30, 2020, pricing was LIBOR plus 2.5%.

(2)	Operating leases include the Driveway Lease, the Parking Lot Lease and billboards leases.

(3)	Purchase obligations represent approximately $16.7 million of commitments related to capital projects and approximately $10.1 million of materials and supplies used in the normal operation of our business. All of the purchase orders and construction commitments are cancelable by us upon providing a 30-day notice.

(4)	The amount represents payment obligations of outstanding draws against the Amended Credit Facility as of June 30, 2020.

As described in the “CAPITAL SPENDING AND DEVELOPMENT” section above, we commenced a substantial expansion of our Monarch Casino Black Hawk facility starting in 2014. While we have disclosed the estimated cost of that expansion, we have not entered into contracts for substantial portions of the work. For this reason, we have included in the table above only the amounts for which we have contractual commitments. At June 30, 2020, we estimate that the remaining cost to complete the Monarch Black Hawk Expansion is between $9 million and $16 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Our current primary market risk exposure is interest rate risk relating to the impact of interest rate movements under our Amended Credit Facility.

As of June 30, 2020, we had $207.3 million of outstanding balance under our Amended Credit Facility which bears interest at variable rates. A hypothetical 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at June 30, 2020 would result in a change in our annual interest cost of approximately $2.1 million. See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

We have not entered into derivative financial instruments for trading or speculative purposes.

We do not have any cash or cash equivalents as of June 30, 2020 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The court has set a trial date for May 17, 2021. Discovery in the action is in the preliminary stages, and we are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

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

ITEM 6. EXHIBITS

Exhibit No	Description
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE* 104	Inline XBRL Taxonomy Extension Presentation Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: August 7, 2020	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)