Form 10-Q
period 2020-09-30
MONARCH CASINO & RESORT INC
filed 2020-11-06
CIK 907242

c

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,263,405 shares of common stock are outstanding as of November 3, 2020.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Casino	$37,292	$34,169	$74,267	$95,981
Food and beverage	12,835	18,341	30,491	54,026
Hotel	6,613	9,878	14,502	27,192
Other	3,129	3,197	6,776	9,887
Net revenues	59,869	65,585	126,036	187,086

Operating expenses
Casino	10,566	11,674	22,836	33,831
Food and beverage	9,635	14,566	24,954	42,885
Hotel	2,796	3,437	6,694	10,014
Other	1,249	1,699	3,120	4,913
Selling, general and administrative	15,856	17,885	41,920	50,843
Depreciation and amortization	3,891	3,686	11,544	10,984
Other operating items, net	2,448	1,115	4,910	1,739
Total operating expenses	46,441	54,062	115,978	155,209
Income from operations	13,428	11,523	10,058	31,877

Income before income taxes	13,428	11,523	10,058	31,877
Provision for income taxes	(2,683)	(2,197)	(1,640)	(6,257)
Net income	$10,745	$9,326	$8,418	$25,620

Earnings per share of common stock
Net income
Basic	$0.59	$0.52	$0.46	$1.42
Diluted	$0.57	$0.50	$0.44	$1.37

Weighted average number of common shares and potential common shares outstanding
Basic	18,218	18,056	18,186	17,997
Diluted	18,861	18,709	18,823	18,665

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$30,526	$60,539
Receivables, net	5,283	5,458
Income taxes receivable	—	185
Inventories	7,348	6,735
Prepaid expenses	7,109	6,238
Total current assets	50,266	79,155
Property and equipment
Land	30,769	30,769
Land improvements	7,856	7,842
Buildings	193,235	193,235
Buildings improvements	32,000	31,986
Furniture and equipment	149,412	152,461
Construction in progress	314,888	285,789
Right of use assets	14,977	15,574
Leasehold improvements	3,848	3,848
	746,985	721,504
Less accumulated depreciation and amortization	(226,562)	(220,021)
Net property and equipment	520,423	501,483
Other assets
Goodwill	25,111	25,111
Intangible assets, net	663	1,538
Deferred income taxes	2,683	2,683
Other assets, net	—	908
Total other assets	28,457	30,240
Total assets	$599,146	$610,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$10,000	$20,000
Accounts payable	11,282	17,037
Construction accounts payable	1,393	7,528
Accrued expenses	34,634	34,109
Income taxes payable	1,454	—
Short-term lease liability	800	791
Total current liabilities	59,563	79,465
Long-term lease liability	14,189	14,797
Long-term debt, net	171,864	175,415
Total liabilities	245,616	269,677
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 18,260,072 outstanding at September 30, 2020; 18,141,383 outstanding at December 31, 2019	191	191
Additional paid-in capital	37,466	35,215
Treasury stock, 836,228 shares at September 30, 2020; 954,917 shares at December 31, 2019	(11,117)	(12,777)
Retained earnings	326,990	318,572
Total stockholders’ equity	353,530	341,201
Total liabilities and stockholders’ equity	$599,146	$610,878

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares, Unaudited)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2020	18,141,383	$191	$35,215	$318,572	$(12,777)	$341,201
Net exercise of stock options	30,545	—	(428)	—	428	—
Stock-based compensation expense	—	—	873	—	—	873
Net income	—	—	—	2,020	—	2,020
Balance, March 31, 2020	18,171,928	$191	$35,660	$320,592	$(12,349)	$344,094
Net exercise of stock options	17,634	—	(552)	—	246	(306)
Stock-based compensation expense	—	—	981	—	—	981
Net loss	—	—	—	(4,347)	—	(4,347)
Balance, June 30, 2020	18,189,562	$191	$36,089	$316,245	$(12,103)	$340,422
Net exercise of stock options	70,510	—	402	—	986	1,388
Stock-based compensation expense	—	—	897	—	—	897
Capital contribution	—	—	78	—	—	78
Net income	—	—	—	10,745	—	10,745
Balance, September 30, 2020	18,260,072	$191	$37,466	$326,990	$(11,117)	$353,530

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2019	17,919,021	$191	$30,111	$286,756	$(15,876)	$301,182
Net exercise of stock options	57,670	—	241	—	804	1,045
Stock-based compensation expense	—	—	915	—	—	915
Net income	—	—	—	7,015	—	7,015
Balance, March 31, 2019	17,976,691	$191	$31,267	$293,771	$(15,072)	$310,157
Net exercise of stock options	39,043	—	141	—	545	686
Stock-based compensation expense	—	—	1,003	—	—	1,003
Net income	—	—	—	9,279	—	9,279
Balance, June 30, 2019	18,015,734	$191	$32,411	$303,050	$(14,527)	$321,125
Net exercise of stock options	66,401	—	290	—	925	1,215
Stock-based compensation expense	—	—	1,027	—	—	1,027
Net income	—	—	—	9,326	—	9,326
Balance, September 30, 2019	18,082,135	$191	$33,728	$312,376	$(13,602)	$332,693

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$8,418	$25,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,544	10,984
Amortization of deferred loan costs	466	403
Stock-based compensation	2,751	5,892
Provision for bad debts	75	44
Loss on disposition of assets	5	—
Write off of unamortized debt issuance costs	95	—
Changes in operating assets and liabilities:
Receivables	100	(67)
Income taxes	1,639	4,415
Inventories	(613)	(848)
Prepaid expenses	37	(80)
Right of use asset, net	(2)	10
Accounts payable	(5,755)	(33)
Accrued expenses	525	1,629
Net cash provided by operating activities	19,285	47,969

Cash flows from investing activities:
Proceeds from sale of assets	25	—
Change in construction payable	(6,135)	(4,348)
Acquisition of property and equipment	(30,237)	(106,345)
Net cash used in investing activities	(36,347)	(110,693)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,161	—
Principal payments on long-term debt	(20,000)	—
Loan issuance cost	(2,862)	—
Long-term debt borrowings	8,750	61,350
Net cash (used in) provided by financing activities	(12,951)	61,350

Change in cash and cash equivalents	(30,013)	(1,374)
Cash and cash equivalents at beginning of period	60,539	30,462
Cash and cash equivalents at end of period	$30,526	$29,088

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$1,842
Conversion of long term deposit to short term deposit	$908	—

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Monarch Casino & Resort, Inc. was incorporated in 1993. Unless otherwise indicated, “Monarch,” “us,” “we,” and the “Company” refer to Monarch Casino & Resort, Inc. and its subsidiaries. Monarch owns and operates the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and Monarch Casino Resort Spa Black Hawk, a casino in Black Hawk, Colorado (the “Monarch Casino Black Hawk”). In addition, Monarch owns separate parcels of land located next to the Atlantis and a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Casino Black Hawk. Monarch also owns Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

The accompanying unaudited consolidated financial statements include the accounts of Monarch and its subsidiaries (the “Consolidated Financial Statements”). Intercompany balances and transactions are eliminated.

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Impact of COVID-19:

In March 2020, a global pandemic was declared due to an outbreak of a new strain of coronavirus (“COVID-19”). In an effort to contain the virus, on March 16th the state of Colorado mandated a temporary shutdown of all casinos including Monarch Casino Resort Spa Black Hawk and on March 17th the state of Nevada mandated the temporary closure of all casinos including Atlantis Casino Resort Spa in Reno. The COVID-19 outbreak has had, and will continue to have, an adverse effect on the Company's results of operations.

Our Nevada and Colorado properties reopened with limited operations on June 4, 2020 and June 17, 2020, respectively. The poker room and buffet at Atlantis resumed operations at the beginning of August. The table games at our Colorado property resumed operation on September 11, 2020. The buffet at our Colorado property is temporarily being operated as a table-service restaurant. Additionally, changes were made from routine operations relating to restrictions in occupancy and social distancing requirements, which include reduced seating at table games at and in all restaurants, and a decreased number of active slot machines on the casino floors. The convention business at Atlantis was affected by the state-mandated gathering limits, which at this time are 50 persons or 50% of fire code capacity, whichever is less. We have experienced hotel stay and convention booking cancelations, and since the reopening, guest visitation and hotel and convention bookings have been lower than prior to the state-mandated closures, and are expected to remain lower for the near future.

The Company has taken steps to mitigate the effects of the economic downturn and uncertainty by reducing the operating expenses taking advantage of federal and state government programs that support companies affected by the COVID-19 pandemic and their employees, and entering in an amended and restated credit agreement with its lender, which extended the maturity date of the Company’s credit facility to September 3, 2023 and increased the aggregated principal amount of the facility from $241.3 million to $270.0 million with an option to increase the facility by up to an additional $75.0 million revolving line of credit. See NOTE 6. LONG-TERM DEBT.

The Company believes that the $4.0 million of cash in our interest-bearing money market fund and the $70.0 million available under our Amended Credit Facility as of September 30, 2020, as well as the anticipated operating cash flow, will be sufficient to fund its operations, meets its debt obligations and fulfill its capital expenditure plans for the next twelve months. Given the Company's liquidity position at September 30, 2020, management believes the Company has sufficient liquidity to fund operations and satisfy its obligations for the next twelve months.

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

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations in April 2012. As of September 30, 2020, we had goodwill totaling $25.1 million related to the purchase of Monarch Casino Black Hawk, Inc.

Due to the COVID-19 pandemic related government orders to suspend operations at our properties and the continued adverse effect of the pandemic on our business, after reopening of our properties, we performed a qualitative assessment for the quarters ended March 31, 2020 and June 30, 2020 to determine if the Company’s goodwill was impaired. The impairment testing, resulted in the recognition of no impairment loss. Based upon the financial performance of the company during the third quarter, management determined that there was no continued indicator of impairment. The evaluations used to assess the Company’s goodwill for impairment incorporate inherent uncertainties that are difficult to predict in the current economic environment. When evaluating for impairment, we make numerous highly subjective and judgmental estimates and assumptions, all of which are subject to a variety of risks and uncertainties, and many of which are based on significant unobservable inputs. The most significant assumptions and inputs used in evaluating for impairment are projected short-term and long-term operating results and cash flows, projected capital expenditures, estimated long-term growth rates and the weighted-average cost of capital of market participants, adjusted for the risk profile of the assets being evaluated. The timing and trajectory of the expected post-pandemic economic recovery is unknown, and accordingly, estimates and assumptions are likely to change as more information becomes available.

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

Debt Issuance Costs:

Costs incurred in connection with the issuance of long-term debt are amortized to interest expense over the term of the related debt agreement utilizing the effective interest rate method. Unamortized amounts of debt issuance costs are recorded as a reduction of the outstanding debt and included in “Long-term debt, net”.

On September 3, 2020, the Company refinanced its credit facility. The unamortized costs related to the existing credit facility as of August 31, 2020 was $476 thousand. As the credit facility is a loan syndication with separate debt instruments existing between the debtor and the individual creditors participating in the syndication, in accordance to ASC 470-50, the Company expensed $95 thousand, representing a portion of unamortized debt issuance cost, allocated to the lenders that left the syndication and deferred the rest of the unamortized debt issuance cost of the existing credit facility, together with the issuance costs of the new facility.

As of September 30, 2020, debt issuance costs, net of amortization, were $3.1 million.

Capitalized Interest:

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. The Company capitalized $1.8 million and $5.0 million during the three and nine months ended September 30, 2020, respectively.

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

As of September 30, 2020, the Company had estimated the obligations related to the players’ club program at $10.4 million, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheet.

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

Other Operating items, net:

Other operating items, net, in general consist of miscellaneous operating charges or proceeds. For the three months ended September 30, 2020, Other operating items, net, was $2.4 million and included: $0.9 million in pre-opening expenses relating to the Monarch Black Hawk Expansion project; $0.5 million in professional service fees relating to our construction litigation; $0.5 million in Colorado legislation lobbying expenses; $0.4 million equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations; and $0.1 million in unamortized debt issuance cost write off. For the nine months ended September 30, 2020, Other operating items, net, was $4.9 million and included: $1.9 million in pre-opening expenses relating to the Monarch Black Hawk Expansion project; $0.8 million in professional service fees relating to our construction litigation; $1.4 million in Colorado legislation lobbying expenses; $0.7 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations; and $0.1 million in unamortized debt issuance cost write off. For the three and nine months ended September 30, 2019, Other operating items, net, was $1.1 million and $1.7 million, representing: $0.9 million and $1.5 million pre-opening expenses relating to the Monarch Black Hawk Expansion project, respectively; and $0.2 million in professional service fees relating to our construction litigation for each of the periods.

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

As of September 30, 2020, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (as defined and discussed in NOTE 5. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

Upon adoption of the new lease standard, incremental borrowing rates used for existing leases were established using the rates in effect as of the lease inception or modification date. The weighted-average incremental borrowing rate of the leases presented in the lease liability as of September 30, 2020 was 4.33%.

The weighted-average remaining lease term of the leases presented in the lease liability as of September 30, 2020 was 21.3 years.

Cash paid related to the operating leases presented in the lease liability for each of the nine months ended September 30, 2020 and 2019, was $1.1 million.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Casino	$46	$51	$102	$152
Food and beverage	45	52	114	150
Hotel	33	28	88	71
Selling, general and administrative	773	896	2,447	2,572
Total stock-based compensation, before taxes	897	1,027	2,751	2,945
Tax benefit	(189)	(216)	(578)	(618)
Total stock-based compensation, net of tax	$708	$811	$2,173	$2,327

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

	Three months ended September 30,
	2020		2019
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,218	$0.59	18,056	$0.52
Effect of dilutive stock options	643	(0.02)	653	(0.02)
Diluted	18,861	$0.57	18,709	$0.50

	Nine months ended September 30,
	2020		2019
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,186	$0.46	17,997	$1.42
Effect of dilutive stock options	637	(0.02)	668	(0.05)
Diluted	18,823	$0.44	18,665	$1.37

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended September 30, 2020 and 2019, options for approximately 1,062 thousand and 847 thousand shares, respectively, were excluded from the computation. For the nine months ended September 30, 2020 and 2019, options for approximately 1,077 thousand and 795 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center, consisting of an approximate 46,000 square-foot commercial building on approximately 4.2 acres of land adjacent to the Atlantis (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The Company demolished the building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the Leased Property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For each of the three-month periods ended September 30, 2020 and 2019, the Company paid $174 thousand in rent, plus $13 and $6 thousand, respectively, in operating expenses relating to this lease. For each of the nine-month periods ended September 30, 2020 and 2019, the Company paid $522 thousand in rent, plus $20 thousand and $19 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of September 30, 2020, recognized in the Consolidated Balance Sheet, was $10.6 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For the three-month periods ended September 30, 2020 and 2019, the Company paid $101 thousand and $94 thousand in rent, respectively, plus $8 thousand and $7 thousand, respectively, in operating expenses relating to this lease. For each of the nine-month periods ended September 30, 2020 and 2019, the Company paid $303 thousand and $282 thousand in rent, respectively, plus $17 thousand and $20 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of September 30, 2020, recognized in the Consolidated Balance Sheet, was $4.0 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders and paid $27 thousand and $48 thousand for the three-month periods ended September 30, 2020 and 2019 respectively, for such leases, and paid $101 thousand and $117 thousand, respectively, for the nine-month periods ended September 30, 2020 and 2019, for such leases.

NOTE 6. LONG-TERM DEBT

On September 3, 2020, the Company entered into the Fourth Amended and Restated Credit Agreement with Wells Fargo Bank, N.A., as administrative agent and certain banks (the “Fourth Amended Credit Facility”). The Fourth Amended Credit Facility amends and restates the Company’s $250.0 million credit facility, dated as of July 20, 2016 (the “Amended Credit Facility”). On September 29, 2020, the Company and its lender executed an Amendment to the Fourth Amended Credit Facility, which amends the definition of “Financial Covenant Start Date”.

The Fourth Amended Credit Facility extends the maturity date of the Amended Credit Facility from July 20, 2021 to September 3, 2023. In addition, the Fourth Amended Credit Facility increases the aggregate principal amount of the credit facilities to $270.0 million. The $270.0 million Fourth Amended Credit Facility consists of: $200 million term loan (“Term Loan Facility”) and $70 million revolving credit facility (“Revolving Credit Facility”).

The Company is required to make quarterly principal payments under the Term Loan Facility on each Term Loan Installment Date, commencing on December 31, 2020, in an amount equal to (x) the percentage set forth opposite the applicable period during which such Term Loan Installment Date occurs (i.e., 1.25% for the period from December 31, 2020 to September 30, 2021, and 2.50% for the period from December 31, 2021 and thereafter) multiplied by (y) $200.0 million. Commencing with the delivery of the compliance certificate for fiscal year 2021, the Company may be required to prepay borrowings under the Fourth Amended Credit Facility using excess cash flows for each fiscal year, depending on the Company’s leverage ratio. The estimated amount of the mandatory principal payments due in the next twelve months is $10.0 million.

As of September 30, 2020, the Company had an outstanding principal balance of $185.0 million under the Term Loan Facility, from which $10 million is expected to have a maturity date in next twelve months. As of September 30, 2020, the Company had no borrowings under the Revolving Credit Facility, therefore all $70.0 million remained available for borrowing.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of September 30, 2020, the Company is required to maintain a Total Leverage Ratio (as defined in the Fourth Amended Credit Facility) of no more than 4.75:1 and Fixed Charge Coverage Ratio (as defined in the Fourth Amended Credit Facility) of at least 1.15:1. As of September 30, 2020, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 2.2:1 and 9.1:1.

The Fourth Amended Credit Facility added a new definition, “Operational Liquidity”, to the Amended Credit Facility. Operational Liquidity as defined is, as of any date of determination, the amount by which (a) (i) the Unused Revolving Commitment as of such date, plus (ii) cash (including cage cash) as of such date exceeds (b) (i) $24,000,000 minus (ii) any retainage costs with respect to the expansion project and any settlement or judgment under the PCL Litigation paid in cash; provided that from and after the expansion project completion date, the receipt of a final certificate of occupancy (or its local equivalent) for the expansion project and the final resolution or disposition of the PCL Litigation, the amount in this clause (b) shall be deemed to be zero. The Borrowers shall not permit Operational Liquidity to be less than $25,000,000 at any time. In addition, any borrowing under the Amended Credit Facility, greater than $51,000,000 shall be used solely to pay retainage costs with respect to the Expansion Project and any settlement or judgment under the PCL Litigation. As of September 30, 2020, the Company’s Operational Liquidity were $76.5 million.

The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.75% to 3.25%, or a base rate (as defined in the Fourth Amended Credit Facility) plus a margin ranging from 0.75% to 2.25%, or the Prime Rate. The applicable margins vary depending on Company’s leverage ratio. Commitment fees are equal to the daily average unused revolving commitment multiplied by the commitment fee percentage, ranging from 0.35% to 0.575%, based on our leverage ratio.

On the terms and subject to some conditions, the Company may, at any time before the Maturity Date, request an increase of Revolving Credit Facility, provided that each such increase is equal to $15.0 million or an integral multiple of $1.0 million in excess and, after giving effect to the requested increase, the aggregate amount of the increases in the total revolving loan commitment shall not exceed $75.0 million.

The Company may prepay borrowings under the Fourth Amended Credit Facility revolving loan without penalty (subject to certain conditions and certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Once reduced or cancelled, the Revolving Credit Facility may not be increased or reinstated without the prior written consent of all lenders.

The Company believes that the $4.0 million cash in its interest-bearing money market fund and the $70.0 million available under its Amended Credit Facility as of September 30, 2020 will be sufficient to support its current operations, meet its debt obligations and fulfill its capital expenditure plans for the twelve months from filing of Form 10-Q for the quarter ended September 30, 2020; however, the Company is surrounded by uncertainty about COVID-19 and the reopening of its operations, as well as financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow in the upcoming months or if its cash needs exceed the Company’s borrowing capacity under the Fourth Amended Credit Facility, it could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

NOTE 7. TAXES

For the nine months ended September 30, 2020 and 2019, the Company’s effective tax rate was 16.3% and 19.6%, respectively. The low effective tax rate for the nine months ended September 30, 2020 was a result of the high weight of excess tax benefit on stock option exercises on the provision for income taxes, as the suspension of the operations in mid-March for about three months and continued negative effect of the COVID-19 pandemic resulted in reduced income before income tax for the nine-month period ended September 30, 2020.

Deferred tax assets were evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.

No uncertain tax positions were recorded as of September 30, 2020 and 2019. No change in uncertain tax positions is anticipated over the next twelve months.

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

The court has set a trial date for May 17, 2021. Discovery in the action is ongoing, and we are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

The Company recognized $0.5 million and $0.8 million in construction litigation expense relating to this lawsuit for the three and nine months ended September 30, 2020, respectively, which are included in Other operating items, net on the Consolidated Statements of Operations.

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

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

●	continuing adverse impacts of the COVID-19 outbreak on our business, constructions projects, financial condition, liquidity, cash flows, operating results, and access to capital markets, including the worsening of such impacts and the continuation for an unknown period of time;
●	continuing adverse impacts of the COVID-19 outbreak on short-term and long-term travel, leisure and discretionary spending habits and practices of our guests;
●	continuing actions by government officials at the federal, state or local level, including, without limitation, further temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders, in connection with the COVID-19 outbreak;
●	impact of any further temporary or extended shutdowns on our ability to maintain compliance with the terms and conditions of our credit facilities and other material contracts;
●	our ability to manage guest safety concerns caused by COVID-19;
●	our ability to negotiate relief options and amendments to our Amended Credit Facility;
●	our ability to maintain strong relationships with our regulators, employees, lenders, suppliers, insurance carriers, customers and other stakeholders;
●	impact of any uninsured losses;
●	the adverse impact of cancellations and/or postponements of hotel stays and convention and trade shows on our business, market position, growth, financial condition and operating results;
●	a delay in or failure of the changes in guest visitation, entertainment choices and spending patterns, including a decrease in overall demand after reopening our casinos, due to health and other concerns, to return to normalized pre-pandemic levels;
●	the impact of social distancing requirements and other health and safety protocols implemented at our properties, including a reduction in operating margins (or negative operating margins);
●	potentially uninsurable liability exposure to customers and staff should they become (or allege that they have become) infected with COVID-19 while at one of our resorts;
●	unwillingness of employees to report to work due to the adverse effects of the COVID-19 pandemic or to otherwise conduct work under any revised work environment protocols;
●	the potential of increases in state and federal taxation to address budgetary and other impacts of the COVID-19 pandemic;
●	the potential of increased regulatory and other burdens to address the direct and indirect impacts of the COVID-19 pandemic;
●	our ability to successfully implement our business and growth strategies;
●	our ability to realize the anticipated benefits of our expansion and renovation projects, including the Monarch Black Hawk Expansion;
●	construction factors, including delays, disruptions, construction defects, increased costs of labor and materials, contractor disagreements, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, occupancy and building permit issues and other regulatory approvals or issues;
●	ongoing disagreements over costs of and responsibility for delays, construction defects and other construction related matters with our Monarch Casino Black Hawk general contractor, PCL Construction Services, Inc., including, as previously reported, the litigation against us by such contractor and our filing of affirmative defenses and extensive counterclaims against the Monarch Casino Black Hawk contractor;
●	our potential need to post bonds or other forms of surety to support our legal remedies;
●	risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems and delays; construction defects; shortages of materials or skilled labor; environmental, health and safety issues; weather and other hazards, site access matters, and unanticipated cost increases);
●	risks related to pending litigation, which is costly and time-consuming to defend, and if decided against us, could require us to pay substantial judgments or settlements. We cannot predict with certainty the outcomes of such legal proceedings, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur;
●	risks and uncertainties relating to obtaining court and governmental approval or permits necessary to open the Monarch Black Hawk Expansion to the public;
●	our ability to generate sufficient operating cash flow to service our debt obligations and working capital needs and to help finance our expansion plans;
●	our ability to effectively manage expenses to optimize our margins and operating results;
●	guest acceptance of our expanded facilities once completed and the resulting impact on our market position, growth and future financial results;
●	our ability to successfully complete potential acquisitions and investments;
●	successful integration of acquisitions;
●	access to capital and credit, including our ability to finance future business requirements and the Monarch Black Hawk Expansion;
●	risks related to our present indebtedness and future borrowings;
●	adverse trends in the gaming industry;
●	changes in patron demographics;
●	general market and economic conditions, including but not limited to, the effects of local and national economic, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;
●	the impact of rising interest rates and our ability to refinance debt as it matures at commercially reasonable rates or at all;
●	fluctuations in interest rates, including the impact of any discontinuance, modification or other reform of LIBOR, or the establishment of alternative reference rates;
●	our ability to continue to comply with the covenants and terms of our credit instruments;

●	our dependence on two resorts;
●	ability of large stockholders to influence our affairs;
●	our dependence on key personnel;
●	the availability of adequate levels of insurance;
●	changes in federal, state, and local laws and regulations, including environmental and gaming licenses or legislation and regulations, and laws and regulations permitting expanded and other forms of gaming in our key markets;
●	ability to obtain and maintain gaming and other governmental licenses and regulatory approvals;
●	any violations by us of the anti-money laundering laws;
●	cybersecurity risks, including misappropriation of customer information or other breaches of information security;
●	impact of natural disasters, severe weather, terrorist activity and similar events;
●	our competitive environment, including increased competition in our target market areas;
●	increases in the effective rate of taxation at any of our properties or at the corporate level;
●	our ability to successfully estimate the impact of accounting, tax and legal matters; and
●	risks, uncertainties and other factors described in “Item 1A - Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and our other filings with the Securities and Exchange Commission.

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

Monarch Casino Black Hawk: Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and working on the major expansion. In August 2015, we completed the redesign and upgrade of the existing Monarch Casino Black Hawk, bringing to the facility’s interior the same quality, ambiance and finishes of the ongoing master planned expansion that we expect will transform Monarch Casino Black Hawk into a full-scale casino resort. In the fourth quarter of 2013, we began work on the Monarch Black Hawk Expansion. In November 2016, we opened our elegant nine-story parking facility with about 1,350 spaces for guest use. Construction of a new hotel tower and casino expansion on the site where the old parking structure was sitting is under way. (See CAPITAL SPENDING AND DEVELOPMENT – Monarch Black Hawk Expansion). Once completed, the Monarch Black Hawk Expansion will nearly double the casino space and will add a 23-story hotel tower with approximately 500 guest rooms and suites, an upscale spa and pool facility, three additional restaurants (increasing the total to four), additional bars and associated support facilities. The Company expects to open the expanded Monarch Casino Resort Spa Black Hawk in the fourth quarter of 2020.

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

Operating margins: Our management is consistently focused on controlling expenses and finding cost savings, without affecting the quality of the product we offer and our guests’ services and experience. We measure our performance using expense margin, which is a percentage of direct expenses, including labor, cost of product and any other operating expenses related to the gaming, food and beverage, or hotel operation to the net gaming, food and beverage, or hotel revenues. Selling, general and administrative (“SG&A”) margin represents SG&A expenses for a period as a percentage of total net revenue for a period. In managing the food and beverage operation we use Cost Of Goods Sold (“COGS”) percentage, which represents a percentage of product cost to the food and beverage revenue and is a measurement of commodity prices and menu sales prices.

Our management evaluates the KPI as compared to prior periods, the peer group, or market, as well as for any trends.

RESULTS OF OPERATIONS

Impact of the COVID-19 Pandemic

Monarch operating results for the three and nine months ended September 30, 2020 were significantly impacted by the unprecedented government-mandated closure of our Nevada and Colorado properties in response to the COVID 19 pandemic, which lasted approximately three months and the effect of the ongoing pandemic after resuming operations.

In March 2020, the World Health Organization declared the rapidly growing COVID-19 outbreak a global pandemic. On March 16, 2020, in an effort to contain the virus, the state of Colorado mandated a temporary shutdown of all casinos including Monarch Casino Black Hawk and, on March 17, 2020, the state of Nevada mandated the temporary closure of all casinos including the Atlantis in Reno.

Our Nevada and Colorado properties reopened with limited operations on June 4, 2020 and June 17, 2020, respectively. The poker room and buffet at Atlantis resumed operations at the beginning of August. The table games at our Colorado property resumed operation on September 11, 2020. The buffet at our Colorado property is temporarily being operated as a table-service restaurant. Additionally, changes were made from routine operations relating to restrictions in occupancy and social distancing requirements, which include reduced seating at table games at and in all restaurants, and a decreased number of active slot machines on the casino floors. The convention business at Atlantis was affected by the state-mandated gathering limits, which at this time are 50 persons or 50% of fire code capacity, whichever is less. We have experienced hotel stay and convention booking cancelations, and since the reopening, guest visitation and hotel and convention bookings have been lower than prior to the state-mandated closures, and are expected to remain lower for the near future.

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

While we have incurred significant disruptions from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the possibility of the outbreak levels seen to return, the impact on demand following the reopening of our casinos, and other actions or restrictions that may be taken by governmental authorities, the impact to the general U.S economy and to our customers and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the nature and extent of the impact to our business, results of operations, and financial condition.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2020 and 2019

For the three months ended September 30, 2020, our net income totaled $10.7 million, or $0.57 per diluted share, compared to net income of $9.3 million, or $0.50 per diluted share for the same period in 2019, reflecting a 15.2% and 14.0% increase in net income and diluted earnings per share, respectively. Net revenues in the three months ended September 30, 2020, totaled $59.9 million, a decrease of $5.7 million, or 8.7%, compared to the three months ended September 30, 2019. Income from operations for the three months ended September 30, 2020 totaled $13.4 million compared to $11.5 million for the same period in 2019.

Casino revenue increased 9.1% in the third quarter of 2020 compared to the third quarter of 2019 which was driven by the increased spending per visit. Casino operating expense as a percentage of casino revenue decreased to 28.3% for the three months ended September 30, 2020 compared to 34.2% for the three months ended September 30, 2019, as a result of effective cost management and higher casino revenue at Atlantis.

Food and beverage revenue for the third quarter of 2020 decreased 30.0% compared to the third quarter of 2019 due to an 42.4% decrease in food and beverage covers, as a result of capacity and other regulatory limitations which remain in effect in Reno and Black Hawk due to the ongoing pandemic. Food and beverage revenue per cover increased year-over-year by a 21.4%. Food and beverage operating expense as a percentage of food and beverage revenue decreased in the third quarter of 2020 to 75.1% compared to 79.4% for the same quarter in 2019 primarily as a result of lower year over year COGS percentage.

Hotel revenue decreased 33.1% in the third quarter of 2020 compared to the same quarter of 2019 as a result of lower hotel occupancy of 80.3% during the period compared to 95.5% during the third quarter of 2019 and a decrease in ADR of $30.22 ($100.76 in the third quarter of 2020 compared to 130.98 in the third quarter of 2019). The occupancy and ADR were negatively impacted by the continuing COVID-19 pandemic government-enforced restrictions and by the continuing decline of travel and convention businesses in general due to the pandemic. REVPAR, was $87.87 and $131.26 for the three months ended September 30, 2020 and 2019, respectively. Hotel operating expense as a percentage of hotel revenue increased to 42.3% in the third quarter of 2020 compared to 34.8% for the comparable prior year period primarily as a result of the decrease in ADR and higher labor costs as a result of an increase in housekeeping wages.

Other revenue decreased 2.1% in the third quarter of 2020 compared to the same prior year period.

SG&A expense decreased to $15.9 million in the third quarter of 2020 from $17.9 million in the third quarter of 2019 primarily due to: a $1.4 million decrease in promotional and marketing expenses; a $0.2 million decrease in labor expense; a $0.2 decrease in travel expense; a $0.2 million decrease in repair and maintenance expense. As a percentage of net revenue, SG&A expense decreased to 26.5% in the third quarter of 2020 compared to 27.3% in the same period in 2019.

Depreciation and amortization expense increased to $3.9 million for the three months ended September 30, 2020 compared to $3.7 million for the same prior year period, due to new assets placed into service during the current quarter.

During the third quarter of 2020, we recognized $0.9 million in pre-opening expense related to the Monarch Black Hawk Expansion project, $0.5 million in professional service fees relating to our construction litigation, $0.5 million in Colorado legislation lobbying expenses, $0.4 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations, and $0.1 million in unamortized debt issuance cost write off. During the third quarter of 2019, we recognized $0.9 million in pre-opening expense related to the upcoming opening of the new hotel and expanded casino in Black Hawk and $0.2 million in professional service fees relating to our construction litigation. These expenses are included in Other operating items, net in the Consolidated Statement of Operations.

During the third quarters of 2020 and 2019, we capitalized $1.8 million and $1.7 million of interest, respectively, which is all interest, paid and accrued during those quarters, as the borrowings on our Amended Credit Facility were exclusively used to finance the Monarch Black Hawk Expansion. See further discussion of our Fourth Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2020 and 2019

The operating results for the 2020 nine-month period reflect the government-mandated closer of our operations for approximately three months, as well as the effect of the continuing regulatory limitations relating to the ongoing pandemic, which remained in force after the reopening of our properties.

For the nine months ended September 30, 2020, we had a net income of $8.4 million, or $0.44 per diluted share, compared to net income of $25.6 million, or $1.37 per diluted share for the same period in 2019, reflecting a 67.1% and 67.9% decrease in net income and diluted earnings per share, respectively. Net revenues in the nine months ended September 30, 2020, totaled $126.0 million, a decrease of $61.1 million, or 32.6%, compared to the nine months ended September 30, 2019. Income from operations for the nine months ended September 30, 2020 totaled a $10.1 million compared to $31.9 million income from operations for the same period in 2019.

Casino revenue decreased 22.6% in the first nine months of 2020 compared to the first nine months of 2019 and was driven by the COVID-19 outbreak, which culminated in a suspension of our operations in mid-March 2020 through beginning/mid-June 2020, partially offset by an increase in guest spend per visit during the period the properties were opened in 2020 compared to the same period in 2019. Casino operating expense as a percentage of casino revenue decreased to 30.7% for the nine months ended September 30, 2020 compared to 35.2% for the nine months ended September 30, 2019 primarily as a result of targeted cost cutting measures.

Food and beverage revenue for the first nine months of 2020 decreased 43.6% compared to the 2019 same period due to a 52.1% decrease in food and beverage covers, partially offset by a 17.8% increase in food and beverage revenue per cover. Food and beverage operating expense as a percentage of food and beverage revenue increased in the first nine months of 2020 to 81.8% compared to 79.4% for the same period in 2019 primarily as a result of the decline in F&B revenue due to the COVID-19 pandemic and the subsequent shutdown of our operations for approximately three months.

Hotel revenue decreased 46.7% in the first nine months of 2020 compared to the first nine months of 2019 due to the pandemic related hotel shutdown for approximately three months and the decrease in hotel occupancy to 75.7% during the period the hotel was open compared to 89.4% occupancy during the first nine months of 2019, combined with a $16.95 decrease in ADR, from $127.82 in the first nine months of 2019 to $110.87 in the first nine months of 2020. REVPAR was $89.99 and $121.49 for the period the hotel was open in the first nine months ended September 30, 2020 and for the nine months ended September 30, 2019, respectively. Hotel operating expense as a percentage of hotel revenue increased to 46.2% in the first nine months of 2020 compared to 36.8% for the comparable prior year period primarily as a result of the ongoing impact of the COVID-19 pandemic.

Other revenue decreased 31.5% in the first nine months of 2020 compared to the same prior year period.

SG&A expense decreased to $41.9 million in the first nine months of 2020 from $50.8 million in the first nine months of 2019 primarily due to the COVID-19 shutdown and the related cost mitigation measures taken by management. As a percentage of net revenue, SG&A expense increased to 33.3% in the first nine months of 2020 compared to 27.2% in the same period in 2019.

Depreciation and amortization expense increased to $11.5 million for the nine months ended September 30, 2020 compared to $11.0 million for the same prior year period, due to new assets placed into service during the nine-month period.

During the first nine months of 2020, we recognized $1.9 million in pre-opening expense related to the upcoming opening of the new hotel and expanded casino in Black Hawk, $0.8 million in construction litigation expense related to the lawsuit filed by the Monarch Black Hawk Expansion construction project general contractor against the Company, $1.4 million in Colorado legislation lobbing expenses, $0.7 in million equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations and $0.1 million in unamortized debt issuance cost write off. During the first nine months of 2019, we recognized $1.5 million in pre-opening expense related to the upcoming opening of the new hotel and expanded casino in Black Hawk and $0.2 million in construction litigation expense related to the lawsuit filed by the Monarch Black Hawk Expansion construction project general contractor against the Company. Those expenses are included in Other operating items, net in the Consolidated Statement of Operations.

During the first nine months of 2020 and 2019, we capitalized $5.0 million and $4.2 million of interest, respectively, which is all interest, paid and accrued during those periods, as the borrowings on our Amended Credit Facility were exclusively used to finance the Monarch Black Hawk Expansion. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests. In addition, we have invested, and continue to invest, in our Monarch Black Hawk Expansion.

Cash paid for capital expenditures for the nine-month periods ended September 30, 2020 and 2019 totaled $36.3 million and $110.7 million, respectively. During the nine-month period ended September 30, 2020 our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Casino Black Hawk, a restaurant and a bar renovation at Atlantis and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Casino Black Hawk. During the nine-month period ended September 30, 2019, our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Casino Black Hawk, the renovation of hotel suites at Atlantis and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Casino Black Hawk. The capital expenditures during both periods were funded from operating cash flows, available cash and borrowings from the credit facility.

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

On February 8, 2017, we broke ground on the hotel tower and casino expansion. The new 23-story tower will nearly double the existing casino space and will include approximately 500 hotel rooms, an upscale spa and pool facility, three additional restaurants and additional bars. Our total overall budget for the completion of the Monarch Casino Black Hawk hotel tower and casino expansion is approximately $264 million to $269 million. We anticipate opening the expanded Monarch Casino Resort Spa Black Hawk in the fourth quarter of 2020, with operations ramping up throughout 2021.

We expect to finance the remaining cost through a combination of operating cash flows, available cash and cash equivalents and the Fourth Amended Credit Facility. We can provide no assurance that any project will be completed on schedule, if at all, or within established budgets, or that any project will result in increased earnings to us. Further, although we intend to seek recovery from our general contractor through the current litigation, we may be required to fund certain costs of correcting construction defects and deficiencies until, and if, recovered from the general contractor.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations, and available cash and cash equivalents, and, for capital expansion projects, borrowings available under our credit facility. On June 4, 2020, Atlantis Casino Resort Spa re-opened, after approximately two and a half months of closure ordered by the Nevada governor in response to the COVID-19 pandemic, and resumed limited operations. On June 17, 2020, Monarch Casino Black Hawk, re-opened, after approximately three months of closure ordered by the Colorado governor in response to the COVID-19 pandemic, and resumed limited operations.

For the nine months ended September 30, 2020, net cash provided by operating activities totaled $19.3 million, compared to net cash provided by operating activities of $48.0 million in the same prior year period. This decrease was primarily a result of a decrease in net income combined with an increase in working capital, especially a decrease in accounts payable and accrued expenses.

Net cash used in investing activities totaled $36.3 million and $110.7 million during the nine months ended September 30, 2020 and 2019, respectively. Net cash used in investing activities during the first nine months of 2020 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Resort Black Hawk, for a restaurant and a bar renovation at Atlantis and for acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first nine months of 2019 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk, for the renovation of hotel suites at Atlantis and for acquisition of gaming and other equipment at both properties.

Net cash used for financing activities in the first nine months of 2020 totaled $13.0 million and consisted of $11.3 million principal payments, net of the borrowing under the credit facility, $2.9 million bad debt refinancing cost, offset by $1.2 million effect from the stock options net exercise. In the first nine months of 2019, we borrowed $61.4 million under the Amended Credit Facility. The borrowings were used to fund the Monarch Casino Black Hawk Expansion. Net cash provided by financing activities

Amended Credit Facility

On September 3, 2020, we entered into the Fourth Amended and Restated Credit Agreement with Wells Fargo Bank, N.A., as administrative agent and certain banks (the “Fourth Amended Credit Facility”). The Fourth Amended Credit Facility amends and restates the Company’s $250.0 million credit facility, dated as of July 20, 2016 (the “Amended Credit Facility”). On September 29, 2020, the Company and its lender executed an Amendment to the Fourth Amended Credit Facility, which amends the definition of “Financial Covenant Start Date”.

The Fourth Amended Credit Facility extends the maturity date of the Amended Credit Facility from July 20, 2021 to September 3, 2023. In addition, the Fourth Amended Credit Facility increases the aggregate principal amount of the credit facilities to $270.0 million. The $270.0 million Fourth Amended Credit Facility consists of: $200 million term loan (“Term Loan Facility”) and $70 million revolving credit facility (“Revolving Credit Facility”).

We are required to make quarterly principal payments under the Term Loan Facility on each Term Loan Installment Date, commencing on December 31, 2020, in an amount equal to (x) the percentage set forth opposite the applicable period during which such Term Loan Installment Date occurs (i.e., 1.25% for the period from December 31, 2020 to September 30, 2021, and 2.50% for the period from December 31, 2021 and thereafter) multiplied by (y) $200.0 million. Commencing with the delivery of the compliance certificate for fiscal year 2021, the Company may be required to prepay borrowings under the Fourth Amended Credit Facility using excess cash flows for each fiscal year, depending on the Company’s leverage ratio. The estimated amount of the mandatory principal payments due in the next twelve months is $10.0 million.

As of September 30, 2020, we had an outstanding principal balance of $185.0 million under the Term Loan Facility, from which $10 million is expected to have a maturity date in next twelve months. As of September 30, 2020, we had $70.0 million available borrowings under the Revolving Credit Facility. The Company has a $0.6 million Standby Letter of Credit, from which there have been no withdrawals.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of September 30, 2020, we are required to maintain a Total Leverage Ratio (as defined in the Fourth Amended Credit Facility) of no more than 4.75:1; Fixed Charge Coverage Ratio (as defined in the Fourth Amended Credit Facility) of at least 1.15:1; and Minimum Operational Liquidity (as defined in the Fourth Amended Credit Facility) of $25.0 million. As of September 30, 2020, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 2.2:1 and 9.1:1, respectively and our Operational Liquidity were $76.5 million.

The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.75% to 3.25%, or a base rate (as defined in the Fourth Amended Credit Facility) plus a margin ranging from 0.75% to 2.25%, or the Prime Rate. The applicable margins vary depending on Company’s leverage ratio.

On the terms and subject to some conditions, the Company may, at any time before the Maturity Date, request an increase of Revolving Credit Facility, provided that each such increase is equal to $15.0 million or an integral multiple of $1.0 million in excess and, after giving effect to the requested increase, the aggregate amount of the increases in the total revolving loan commitment shall not exceed $75.0 million.

The Company may prepay borrowings under the Fourth Amended Credit Facility revolving loan without penalty (subject to certain conditions and certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Once reduced or cancelled, the Revolving Credit Facility may not be increased or reinstated without the prior written consent of all lenders.

We believe that the $4.0 million cash in our interest-bearing money market fund and the $70.0 million available under our Fourth Amended Credit Facility as of September 30, 2020, as well as anticipated operating cash flow, will be sufficient to sustain operations for the twelve months from filing of Form 10-Q for the quarter ended September 30, 2020 and fulfill our capital expenditure plans. However, we are surrounded by uncertainty about COVID-19, as well as financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

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

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of September 30, 2020 and the next five years and thereafter are as follow (in millions):

	Payments due by period (1)
		Less			Greater
		than 1	1 to 3	3 to 5	than 5
	Total	year	years	years	years
Operating Leases (2)	$23.0	$1.4	$2.3	$2.1	$17.2
Purchase Obligations (3)	28.4	25.3	2.3	0.7	0.1
Borrowings Under Amended Credit Facility (4)	185.0	10.0	175.0	—	—
Total Contractual Cash Obligations	$236.4	$36.7	$179.6	$2.8	$17.3

(1)	Because interest payments under our Fourth Amended Credit Facility are subject to factors that, in our judgment, vary materially, the amount of future interest payments is not presently determinable. These factors include: i) future short-term interest rates; ii) our future leverage ratio which varies with EBITDA and our borrowing levels; and iii) the rate at which we deploy capital and other spending which, in turn, impacts the level of future borrowings. The interest rate under the Fourth Amended Credit Facility is LIBOR plus a margin ranging from 1,75% to 3.25%, or a base rate (as defined in the Fourth Amended Credit Facility) plus a margin ranging from 0.75% to 2.25%, or the Prime Rate. The interest rate is adjusted quarterly based on our leverage ratio. Based on our leverage ratio, at September 30, 2020, pricing was LIBOR plus 2.25%.

(2)	Operating leases include the Driveway Lease, the Parking Lot Lease and billboards leases.

(3)	Purchase obligations represent approximately $17.5 million of commitments related to capital projects and approximately $11.0 million of materials and supplies used in the normal operation of our business. All of the purchase orders and construction commitments are cancelable by us upon providing a 30-day notice.

(4)	The amount represents payment obligations of outstanding draws against the Fourth Amended Credit Facility as of September 30, 2020.

As described in the “CAPITAL SPENDING AND DEVELOPMENT” section above, we commenced a substantial expansion of our Monarch Casino Black Hawk facility starting in 2014. While we have disclosed the estimated cost of that expansion, we have not entered into contracts for substantial portions of the work. For this reason, we have included in the table above only the amounts for which we have contractual commitments. At September 30, 2020, we estimate that the remaining cost to complete the Monarch Black Hawk Expansion is between $5 million and $12 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Our current primary market risk exposure is interest rate risk relating to the impact of interest rate movements under our Amended Credit Facility.

As of September 30, 2020, we had $185.0 million of outstanding balance under our Fourth Amended Credit Facility. A hypothetical 1% increase in the interest rate on the balance outstanding under the Fourth Amended Credit Facility at September 30, 2020 would result in a change in our annual interest cost of approximately $1.9 million. See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

We have not entered into derivative financial instruments for trading or speculative purposes.

We do not have any cash or cash equivalents as of September 30, 2020 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The court has set a trial date for May 17, 2021. Discovery in the action is ongoing, and we are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

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

The impact of the COVID-19 pandemic and measures to prevent its spread are expected to continue to impact our operations, financial results, cash flows and liquidity.

We expect the impact of these disruptions, including the extent of their adverse impact on our financial results, will be dictated by the length of time that such disruptions continue. We were allowed to open the Atlantis on June 4, 2020, and Monarch Black Hawk Casino on June 17, 2020. We cannot predict whether there will be a subsequent closing order due to pandemic spikes or other reasons or whether additional or changed conditions upon which these re-openings may occur or continue, nor the effects of any such conditions. Even once travel, social distancing and self-quarantine restrictions are modified or cease to be necessary, demand for our properties may remain weak for a significant length of time and we cannot predict if and when the gaming and non-gaming activities of our properties will return to pre-outbreak levels of volume or pricing. In particular, future demand for properties may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth or reduced business spending for meetings, incentives, conventions and exhibitions resulting from the impact of the COVID-19 pandemic.

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

If we are required to raise additional capital in the future, our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. If our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt financing would be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that our current debt financings will be enough to fund our obligations, or that they will be available on terms consistent with our expectations. Our current debt service obligations contain a number of restrictive covenants that impose significant operating and financial restrictions on us, and the Fourth Amended Credit Facility contains various financial covenants. We cannot assure you that the impact of the COVID-19 pandemic will not cause us to no longer be able to comply with the financial covenants in the future, nor can we assure you that we would be able to obtain waivers or modifications from our lenders in the event of noncompliance in the future.

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

10.1

Fourth Amended and Restated Credit Agreement, dated as of September 3, 2020, among Monarch Casino & Resort, Inc., Golden Road Motor Inn, Inc. and Monarch Growth Inc., as Borrowers, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender  is incorporated herein by reference to Exhibit 10.13 to the Company’s Form 8-K (SEC File 0-22088) filed on September 4, 2020.

10.2*

Amendment to Fourth Amended and Restated Credit Agreement, dated as of September 29, 2020, among Monarch Casino & Resort, Inc., Golden Road Motor Inn, Inc. and Monarch Growth Inc., as Borrowers, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: November 6, 2020	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)