Form 10-K
period 2020-12-31
MONARCH CASINO & RESORT INC
filed 2021-03-12
CIK 907242

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ◻ NO ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ◻ NO ⌧

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

adr
Large Accelerated Filer ◻		Accelerated Filer ⌧
Non-Accelerated Filer ◻	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ⌧

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2020 (the last business day of the registrant's most completed second fiscal quarter), based on the closing price as reported on The Nasdaq Stock Market (SM) of $34.08 per share, was approximately $483.8 million.

As of March 6, 2021, the registrant had 18,436,129 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2021 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Monarch Casino & Resort, Inc. was incorporated in Nevada in 1993 and, along with its consolidated subsidiaries, is referred to collectively in this Annual Report on Form 10-K as “Monarch,” “the Company,” “we,” “our,” and “us.” Monarch owns and operates the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and the Monarch Casino Resort Spa Black Hawk (the “Monarch Black Hawk”), a hotel and casino in Black Hawk, Colorado. In addition, we own separate parcels of land located next to the Atlantis and a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Black Hawk. We also own Chicago Dogs Eatery, Inc. and Monarch Promotional Association Inc., both of which were formed in relation to licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage and hotel operations. We focus on delivering exceptional service and value to our guests. Our hands-on management style focuses on customer service and cost efficiencies.

The Atlantis Casino Resort Spa

The Atlantis is located approximately three miles south of downtown in the generally more affluent area of Reno, Nevada. The Atlantis features approximately 61,000 square feet of casino space; 818 guest rooms and suites; eight food outlets; two gourmet coffee and pastry bars and one snack bar; a 30,000 square-foot health spa and salon with an enclosed year-round pool; two retail outlets offering clothing and traditional gift shop merchandise; an 8,000 square-foot family entertainment center; and approximately 52,000 square feet of banquet, convention and meeting room space. The casino features approximately 1,400 slot and video poker machines; approximately 37 table games, including blackjack, craps, roulette, and others; a race and sports book; a 24-hour live keno lounge; and a poker room. The Atlantis also offers a mobile race and sports betting app which is available to patrons who are physically within the state of Nevada.

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

Hotel and Spa. The Atlantis includes three contiguous high-rise hotel towers with a total of 818 rooms and suites. The rooms on the top seven floors in the third tower are nearly 20% larger than the standard guest rooms and offer restricted elevator access, and a private concierge service.

The Atlantis hotel rooms feature high end design and furnishings as well as nine-foot ceilings, which create an open and spacious feel. The third hotel tower features a four-story waterfall with an adjacent year-round swimming pool in a climate controlled, five-story glass enclosure, which shares an outdoor pool deck with a seasonal outdoor swimming pool and year-round whirlpool. The Salon at Atlantis is a full-service salon overlooking the third-floor sundeck and outdoor seasonal swimming pool and offers salon-grade products and treatments for hair, nails, skincare and body services for both men and women. Our Spa Atlantis is a high-end health spa located adjacent to the swimming area that offers treatments and amenities unique to our market. The hotel rooms on the spa floor feature décor that is themed consistent with the spa. The hotel features glass elevators that rise the full 19 and 28 stories of the respective towers providing panoramic views of the Reno area and the Sierra Nevada mountain range.

The average occupancy rate, average daily room rate (“ADR”) and revenue per available room (“REVPAR”), calculated by dividing total hotel revenue by total rooms available, at the Atlantis for the following periods were:

	Year Ended December 31,
	2020	2019	2018
Occupancy rate	71.30%	88.44%	89.3%
ADR	$108.44	$124.94	$104.61
REVPAR	$86.85	$117.77	$101.40

We continually monitor and adjust hotel room rates based upon demand and other competitive factors.

Restaurants and Dining. The Atlantis has eight restaurants, two gourmet coffee bars and one snack bar as described below:

●	The 475-seat, Toucan Charlie’s Buffet & Grill, which offers a wide variety of food selections from around the globe including a carving station, live action Pho and Mongolian Bar-b-que, made-to-order salads, artisan charcuterie with a variety of imported and domestic cheeses, and an expansive array of desserts from our in-house bakery including house-made gelato;
●	The 160-seat Atlantis Steakhouse, a fine dining destination featuring Allen Brothers Prime steaks from Chicago, fresh seafood, and numerous tableside presentations of classic Steakhouse dishes;
●	The Bistro Napa, featuring creative wine country cuisine served in a 140-seat main dining room with a central wine cellar and an adjacent upscale 60-seat lounge;
●	The Oyster Bar on the Sky Terrace offering pan roasts made-to-order, fresh seafood, cioppino, house made chowder and bisques;
●	Sushi Bar serving creative, made-to-order sushi rolls with a wide variety of raw and cooked options, all offered in all-you-care-to-eat lunch and dinner settings. Combined, the Oyster Bar and Sushi Bar can accommodate up to 137 guests;
●	The 178-seat Purple Parrot coffee shop, which serves breakfast and American comfort food 24 hours a day;
●	The 92-seat Red Bloom Asian kitchen, featuring a modern twist on authentic Asian crafted dishes inspired by the Far East, including tasteful dishes from China, Japan, Korea, Singapore, Thailand and Vietnam.
●	The 170-seat Manhattan Deli featuring authentic New York Deli favorites like matzo ball soup, piled high sandwiches, salads, house made soups, bagels and lox, New York style pizza and famous New York cheesecake;
●	Two gourmet coffee bars offering specialty coffee drinks, “grab and go” sandwiches, house made gelato and freshly baked pastries; and
●	The Chicago Dogs Eatery, a snack bar, serving Chicago-style hot dogs, pizza, ice cream and arcade-style refreshments.

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

The Monarch Casino Resort Spa Black Hawk

Monarch Casino Resort Spa Black Hawk, upon completion of its original building redesign, which is expected to be completed in 2021, will feature approximately 60,000 square feet of casino space; approximately 1,200 slot machines; and approximately 40 table games. A sports lounge, keno counter and poker room are expected to open later in 2021. The resort also includes 10 bars and lounges, as well as four new dining options including a twenty-four-hour full-service restaurant, 250-seat buffet-style restaurant, the Monarch Chophouse (a fine-dining steakhouse), and a specialty restaurant which is expected to open later in 2021. The resort offers 516 guest rooms and suites, banquet and meeting room space, a retail store, a concierge lounge and an upscale spa and pool facility located on the top floor of the tower. The resort is connected to a nine-story parking structure with 1,350 parking spaces, and valet parking, with total property capacity of approximately 1,500 spaces. The Monarch Black Hawk also offers a mobile sports betting app which is available to patrons who are physically within the state of Colorado.

Location. Strategically located at the entrance to Black Hawk, Colorado, Monarch Black Hawk is the first property encountered by visitors arriving from Denver and other major population centers via Highway 119.

Hotel and Spa. The Monarch Black Hawk includes a high-rise hotel tower with 516 rooms, 106 of which are suites. The tower also includes a private concierge lounge and world-class spa and pool deck on its top floor.

In 2020, the average occupancy rate at the Monarch Black Hawk was 29.6%, and ADR and REVPAR were $177.63 and $52.97, respectively.

Quality. Established as high quality gaming resort in Colorado for gaming, dining and lodging.

Higher Tier Play. Through its superior product and service, the property is designed to attract and retain the highest tier guests in the market.

Market Growth. With the passage of Colorado Amendment 77 on November 3, 2020, effective May 1, 2021, the Colorado market is poised for gross gaming revenue expansion when the removal of single bet limits (casinos will be allowed to set betting limits at their discretion, current bet limits are capped at $100 per bet) and the addition of many new games (including baccarat, pai gow tiles and keno) are expected to become effective on May 1, 2021.

Restaurants and Dining. Currently, the Monarch Black Hawk has three full-service restaurants (a fourth specialty restaurant is expected to open later in 2021) and a gourmet coffee bar, as described below:

●	The 250-seat Monarch Buffet, which offers a wide variety of food selections from around the globe including a carving station, live action Pho and Mongolian Bar-b-que, artisan charcuterie, and an expansive array of desserts;
●	The 160-seat Twenty-Four 7 restaurant, where guests can savor contemporary American and Asian cuisine in a sophisticated yet comfortable atmosphere with an emphasis on fresh flavors and quality ingredients;
●	The 110-seat Monarch Chophouse, a fine dining destination featuring 28 day aged, USDA prime cuts of beef chosen for their superior marbling and flavor, fresh seafood, and Colorado lamb in an elegant atmosphere with unsurpassed service and attention to detail; and
●	Java, etc., a gourmet coffee bar offering specialty coffee drinks, “grab and go” sandwiches, house made gelato and freshly baked pastries.

Acquisition, Improvements and Additional Expansion Potential

We seek to identify and evaluate strategic expansion and acquisition opportunities through market and detailed financial analyses. We develop overall master plans and then aim to execute each phase of the master plan after re-evaluation of the current market conditions and comparison against other capital investment opportunities.

We have continuously invested in upgrading our facilities. Capital expenditures were $46.4 million in 2020, $134.9 million in 2019 and $125.7 million in 2018. During the last three years, capital expenditures related primarily to the Monarch Black Hawk Expansion Plan, the major redesign and upgrade of several of the hotel suites at Atlantis, the new Red Bloom Asian kitchen at Atlantis, the redesign and upgrade of the Atrium bar at Atlantis, ongoing capital maintenance spending, and the acquisition of gaming equipment at both of our properties.

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

On August 28, 2015, we entered into a 20-year lease (the “Parking Lot Lease”) with Biggest Little Investments, L.P. (“BLI”) with respect to a portion of the shopping center adjacent to the Atlantis property (the “Shopping Center”). The Parking Lot Lease covering approximately 4.2 acres is used for approximately 300 additional convenient surface parking spaces for Atlantis guests. See NOTE 12. RELATED PARTY TRANSACTIONS.

Marketing Strategy

Reno/Sparks. Our marketing efforts are directed toward three broad consumer groups: leisure travelers, conventioneers and northern Nevada local residents.

The Reno/Sparks region is a major gaming and leisure destination with aggregate gaming revenues of approximately $596 million (as reported by the Nevada Gaming Control Board for the twelve months ended December 31, 2020).

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

Independent travelers generally make reservations directly with hotels of their choice, through independent travel agents or through the internet. We strive to attract the middle to upper-middle income strata of this consumer segment through advertising and direct marketing. This segment represents a large portion of the Atlantis’ guests.

The package tour and travel segment consists of visitors who utilize travel packages offered by wholesale operators. We market to this segment through relationships with select wholesalers, primarily to generate guest visits and supplement mid-week occupancy.

We welcome domestic and international reservations on the Atlantis’ website www.atlantiscasino.com, and we are featured on major package tour and travel websites.

We market to high-end players selectively through direct marketing and hosts. We utilize complimentary rooms, food and beverage, special events and the extension of gaming credit to attract and maintain patronage from high-end players.

Conventioneers: Convention business, like package tour and travel business, supplements occupancy during lower-demand periods. Conventioneers also typically pay higher average room rates than non-conventioneers. We selectively seek convention and meeting groups that we believe will materially enhance the Atlantis’ occupancy and daily room rates, as well as those we believe will be more likely to utilize our gaming products. This segment was significantly impacted by the COVID-19 pandemic and related state-imposed restrictions. We believe that the segment will normalize after the pandemic crisis subsides. We are the only hotel-casino physically connected to the Reno-Sparks Convention Center. In our view, Atlantis is uniquely positioned to capitalize on this segment. We believe the Reno-Sparks Convention Center has created, and we expect will continue to create, additional guest traffic for the Atlantis within this market segment that is presently underserved in the Reno area.

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

The Denver metro area is an attractive market with a population of more than 3 million and a median household income above the national average.

Commercial gaming in Colorado is constitutionally restricted to three mountain towns – Black Hawk, Central City and Cripple Creek – which in 2020 represented 71%, 10% and 19% of total Colorado gaming revenue, respectively (Colorado Division of Gaming statistical summaries). These state constitutional limitations and the scarcity of available and developable land in Black Hawk create a strong barrier to new entries in the gaming market, limiting the threat of potential new competition.

Denver International Airport is the 6th highest air traffic feeder market to Las Vegas (by originating passengers only) in the United States with a 2.8% Compound Annual Growth Rate (“CAGR”) from 2015 to 2019, inspiring strong potential to attract travelers to a well-appointed Black Hawk resort with upside from upcoming changes to table game bet limits and game types.

Our Monarch Black Hawk revenues and operating income are principally dependent on the level of gaming activity in the Black Hawk market. Leveraging our premium location, product and service, we strive to continue to grow market share by attracting not only gaming guests, but by introducing our new resort to attract new guests to the market and our property. Our newly introduced superior lodging, spa and dining products are predominantly intended to drive gaming revenue.

Our cross-property players’ club, “Monarch Rewards,” allows our guests to be eligible to receive rewards and privileges based on the amount of their gaming play and non-gaming spend at both properties, while allowing us to track play patterns through a computerized system. We use this information to determine appropriate levels of complimentary awards and to guide our direct marketing efforts. We believe that Monarch Rewards significantly enhances our ability to build guest loyalty and generate repeat and cross property guest visits.

Competition

Reno/Sparks. Gaming competition in the Reno area is intense. Based on information obtained from the December 31, 2020 Gaming Revenue Report published by the Nevada Gaming Control Board, there are approximately 15 casinos in the Reno-Sparks area which each generated more than $12.0 million in annual gaming revenues.

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

Black Hawk. There is strong competition in the concentrated Black Hawk/Central City area gaming market including approximately 21 casinos, which generated approximately $456 million in gaming revenues for the twelve months ended December 31, 2020 according to the Colorado Division of Gaming.

The Black Hawk and Central City gaming markets are geographically isolated. The only other non-tribal gaming market is Cripple Creek, seventy-five miles away. There are two federally recognized tribes in southwest Colorado, both with gaming facilities, and both more than 350 miles from Denver. There have been proposals for the development of Native American racetrack and video lottery terminal casinos throughout the state over the years. On two occasions the owners of the Arapahoe Race Track, southeast of Denver, have funded state wide ballot initiatives to allow casino style gaming at the race track. On both occasions, these measures were voted down by the electorate by wide margins. As of December 31, 2020, none of the proposals have been adopted by the state’s electorate or by the legislature. Should any form of additional gaming be authorized in the Denver metropolitan area, the Black Hawk and Central City markets would be adversely affected.

We believe that the Monarch Black Hawk’s primary competition for visitors comes from other large-scale casinos in the market which offer amenities that appeal to the guests’ entire vacation experience including hotel, broad dining choices, as well as other amenities. We compete for patrons on the basis of the desirability of our location, which is the first casino encountered when entering the area on the main thoroughfare, as well as the attractive setting, friendly and efficient service, quality of our new hotel, spa and food and beverage offerings. With the opening of our resort, we now offer 516 guest rooms and suites, additional bars and dining options, banquet and meeting room space, a retail store, a concierge lounge and an upscale spa and pool facility located on the top floor of the tower.

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

In each jurisdiction in which we have gaming operations, the following conditions and restrictions apply:

●	Periodic license fees and taxes must be paid to state and local gaming authorities;
●	Certain officers, directors, key employees, and gaming employees are required to be licensed or otherwise approved by the gaming authorities;
●	Individuals who must be approved by a gaming authority must submit comprehensive personal disclosure forms and undergo an exhaustive background investigation, the costs for which must be borne by the applicant;
●	Changes in any licensed or approved individuals must be reported to and/or approved by the relevant gaming authority;
●	Failure to timely file the required application forms by any individual required to be approved by the relevant gaming authority may result in that individual’s denial and the gaming licensee may be required by the gaming authority to disassociate with that individual; and

●	If any individual is found unsuitable by a gaming authority, the gaming licensee is required to disassociate with that individual.

Nevada. The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, referred to as the “Nevada Act,” and various local regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board, and the Reno City Council, referred to collectively as the “Nevada Gaming Authorities.”

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things:

●	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;
●	the establishment and maintenance of responsible accounting practices and procedures;
●	the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;
●	the prevention of cheating and fraudulent practices; and
●	the provision of a source of state and local revenues through taxation and licensing fees.

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

We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:

●pay that person any dividend or interest upon voting securities;
●allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;
●pay remuneration in any form to that person for services rendered or otherwise; or
●fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

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

The Nevada Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

●	assure the financial stability of corporate gaming operators and their affiliates;
●	preserve the beneficial aspects of conducting business in the corporate form; and
●	promote a neutral environment for the orderly governance of corporate affairs.

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

Licensee fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon either:

●	a percentage of the gross revenues received;
●	the number of gaming devices operated; or
●	the number of table games operated.

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

Pursuant to a 1999 amendment to the Colorado Constitution (the “1990 Colorado Amendment”), limited stakes gaming became lawful in the cities of Central City, Black Hawk and Cripple Creek on October 1, 1991. In 2008, Colorado voters approved Amendment 50 to the Colorado Constitution (“Amendment 50”) which, among other changes, increased the maximum allowed single bet limit from $5 to $100, authorized roulette and craps in addition to slot machines, blackjack and poker, and extended permitted gaming to 24 hours each day.

In November 2020, Colorado voters passed Amendment 77 to the State Constitution (“Amendment 77”) allowing voters in Central City, Black Hawk, and Cripple Creek to approve a maximum single bet of any amount and add additional game types beyond slot machines, blackjack, poker, roulette, and craps. The measure permitted each of the three towns to hold a local election on whether to change betting limits and/or add new games. Concurrently with the November 2020 election, Black Hawk voters passed such a local ballot measure, and the Black Hawk City Council followed shortly thereafter by approving unrestricted single bet limits and new popular table games. When these changes become effective on May 1, 2021, Black Hawk casinos will be without betting limit restrictions and may optionally add Pai Gow, Baccarat, Keno, and Big 6 Wheel.

Limited stakes gaming is confined to the commercial districts of these cities as defined by Central City on October 7, 1981, by Black Hawk on May 4, 1978, and by Cripple Creek on December 3, 1973. In addition, the 1990 Colorado Amendment restricts limited stakes gaming to structures that conform to the architectural styles and designs that were common to the areas prior to World War I and that conform to the requirements of applicable city ordinances regardless of the age of the structures. Under the 1990 Colorado Amendment, no more than 35% of the square footage of any building and no more than 50% of any one floor of any building may be used for limited stakes gaming. Persons under the age of 21 cannot participate in limited stakes gaming. The Colorado Constitution provides for a tax on the total amount wagered less all payouts to players at graduated annual rates. The gaming tax rates in effect as of July 1, 2008 can only be increased by amendment to the Colorado Constitution by voters in a statewide election. With respect to games of poker, the tax is calculated based on the sums wagered that are retained by the licensee as compensation, which must be consistent with the minimum and maximum amounts established by the Colorado Commission. The graduated rates effective as of July 1, 2012 are:

●	0.25% up to and including $2 million of the subject amounts;
●	2.0% on amounts from $2 million to $5 million;
●	9.0% on amounts from $5 million to $8 million;
●	11.0% on amounts from $8 million to $10 million;
●	16.0% on amounts from $10 million to $13 million; and
●	20.0% on amounts over $13 million.

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

In November 2019, Proposition DD was passed with a vote of the people allowing for legalizing sports betting in Colorado, making Colorado one of many states now letting people place bets on sporting events since the Supreme Court ruling struck down a law that banned sports betting in most U.S. states. With the passage of Proposition DD, and the legislative bill passed by the Colorado General Assembly in May 2019 (the “Colorado Sports Act”), the Colorado Limited Gaming Control Commission and the Colorado Division of Gaming are the statutory authority over the regulation of the legalized sports betting in Colorado. The Colorado Sports Act establishes three categories of sports wagering licenses: (1) Master License (awarded to casinos to offer both retail and online sports betting), (2) Sports Betting Operator (awarded to the operator running an on premise sports book at the casino), and (3) Internet Sports Betting Operator. The Colorado Commission approved Sports Betting Rule 3, effective March 16, 2020, to enable applications, investigations, and licensure as related to sports betting. Rule 3 authorizes the additional license classifications Vendor Major License and Vendor Minor License. On February 20, 2020, Monarch Black Hawk was issued a Master License.

On February 20, 2020, the Colorado Commission voted unanimously to approve the new Sports Betting Rules and Regulations. Authorized sports betting includes (1) any individual or team sport or athletic event in which the outcome is not determined solely by chance, whether amateur or professional, including an Olympic or international sport or athletic event and any collegiate sports event (2) any portion of an authorized sport or athletic event, including the individual performance statistics of athletes in a sports event or combination of sports events, and (3) an authorized sanctioned motor sport. Sports’ betting is prohibited on a high school sports event, a video game that is not sanctioned by a sports’ governing body or equivalent as an electronic competition or proposition bets on collegiate sports. Sports’ betting went live in Colorado on May 1, 2020. Sports betting is allowed in Colorado casinos as well as approved mobile apps provided the bettor is within the State of Colorado while the bet is made.

Compliance with Environmental Laws

In 2020, the Company did not incur any material capital expenses for maintaining compliance with applicable environmental laws and does not expect to incur such in 2021.

Requirements to comply with environmental laws may have an impact on capital expenditures, earnings, and our competitive position in the future. See Item 1A, “RISK FACTORS.”

Human Capital

As of December 31, 2021, we employed approximately 2,300 employees.

We believe that our team is the most important asset in our organization. During 2020, our team members worked together to navigate through the unprecedented challenges of the COVID-19 pandemic. During the period our operations at both properties were suspended for approximately three months, some team members were temporary furloughed, but no team member was laid off. The Company continued to provide benefits, including medical, dental and vision insurance, throughout the suspension period. After resuming operations and welcoming our team members back to the properties, the health and wellbeing of our team members has been our priority. We set up strict protocols for sanitizing work stations, using dividers where possible, masking and social distancing, checking team members’ temperatures on a regular base, and for COVID-19 testing.

Our management focus is on employee retention and we use retention rate to evaluate it. We also perform “exit interviews” for employees exiting the company, to understand better what matters most to our team members and improve our polices.

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

RISKS RELATED TO OUR BUSINESS

OUR BUSINESS IS PARTICULARLY SENSITIVE TO WEAK DISCRETIONARY CONSUMER SPENDING

Consumer demand for entertainment and other amenities at hotel-casino properties and casino properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary consumer spending on leisure activities and corporate spending on conventions and trade shows. We market to and rely upon the patronage of customers from the Reno and Denver metropolitan areas, as well as leisure traveler and conventioneer guests. Changes in discretionary consumer spending or consumer preferences in these, and other geographic markets, brought about by factors such as perceived or actual general economic conditions, the impact of high energy and food costs, the increased cost of travel, the potential for bank failures, decreased disposable consumer income and wealth, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and negatively impacting our results of operations and financial condition.

We face risks related to pandemic diseases, such as the coronavius, which could materially and adversely affect travel, CONVENTIONS, HOTEL STAYS AND/OR LOCAL VISITORS, EMPLOYEES AND OUR SUPPLY CHAIN and result in reduced demand for our properties and could have a material adverse effect on us.

Our business could be materially and adversely affected by the effect of, or the public perception of a risk of, a pandemic disease on the travel, convention and leisure industries. The ongoing COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, financial results, cash flows and liquidity for an extended period of time. We expect the impact of these disruptions, including the extent of their adverse impact on our financial results, will be dictated by the length of time that such disruptions continue. We were allowed to open the Atlantis on June 4, 2020, and Monarch Black Hawk Casino on June 17, 2020. We cannot predict whether there will be a subsequent closing order due to pandemic spikes or other reasons or whether additional or changed conditions, or restrictions may occur or continue, nor the effects of any such conditions. Once travel, social distancing and self-quarantine restrictions are modified or cease to be necessary, demand for our properties may remain weak for a significant length of time and we cannot predict if and when the gaming and non-gaming activities of our properties will return to pre-outbreak levels of volume or pricing. Future demand for properties may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth or reduced business spending for meetings, incentives, conventions and exhibitions resulting from the impact of the COVID-19 pandemic.

The COVID-19 pandemic has resulted in travel restrictions and extended shutdowns of certain businesses and cancelations or postponements of public events, including conventions, trade shows and sporting events around the world.  The convention business at Atlantis has been affected by state-mandated gathering limits. We have experienced hotel stay and convention booking cancelations, and since the reopening, guest visitation and hotel and convention bookings have been lower than prior to the state-mandated closures, and are expected to remain lower for the near future.

Our businesses would also be impacted should the disruptions from the COVID-19 pandemic lead to prolonged changes in consumer behavior. There are certain limitations on our ability to mitigate the adverse financial impact of these matters, such as the fixed costs at our properties. The COVID-19 pandemic also makes it more challenging for management to estimate the future performance of our businesses, particularly over the near to medium term. These events may continue to disrupt our ability to staff our business, could continue to disrupt our operations or construction projects and, if the global response to contain the COVID-19 pandemic escalates or is unsuccessful, would have a material adverse effect on our business, financial condition, results of operations and cash flows. If we are required to raise capital in the future, our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient financing, our prospects and our credit ratings. If our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of debt financing would be negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that our current debt financings will be enough to fund our obligations, or that they will be available on terms consistent with our expectations. Our current facility contains restrictive covenants that impose significant operating and financial restrictions and various financial covenants. We cannot assure you that the impact of the COVID-19 pandemic will not impact our ability to comply with the financial covenants in the future, nor can we assure you that we would be able to obtain waivers or modifications from our lenders in the event of noncompliance in the future.

We are entirely dependent on TWO resorts for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties

We are currently entirely dependent upon our Atlantis Casino Resort and our Monarch Black Hawk for all of our operating cash flow. As a result, we are subject to a greater degree of risk than a gaming company with more operating properties or greater geographic diversification. The risks to which we have a greater degree of exposure include the following:

●	changes in local economic and competitive conditions;
●	labor supply disruptions or shortages;
●	disruptions in our supply chain;
●	changes in local and state governmental laws and regulations, including gaming laws and regulations, and the way in which those laws and regulations are applied;
●	natural and other disasters, including pandemics, epidemics, or outbreaks of infectious or contagious diseases such as the COVID-19 pandemic;
●	continuing actions by government officials at the federal, state and/or local level with respect to steps to be taken in connection with the COVID-19 outbreak, including, without limitation, temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders;
●	an increase in the cost of maintaining our properties;
●	a decline in the number of visitors to Reno or Black Hawk; and
●	a decrease in gaming and non-casino activities at our resorts.

Any of the factors outlined above could negatively affect our results of operations and our ability to generate sufficient cash flow to make payments or maintain our covenants with respect to our debt.

CERTAIN OF OUR STOCKHOLDERS OWN LARGE INTERESTS IN OUR CAPITAL STOCK AND MAY SIGNIFICANTLY INFLUENCE OUR AFFAIRS

John Farahi and Bob Farahi, our officers and directors, David Farahi, John Farahi’s son and an officer, together with John’s and Bob’s brother Ben Farahi, beneficially own in the aggregate approximately 34% of our outstanding common stock, inclusive of options held by them which are exercisable within 60 days. As such, members of the Farahi family, if voting together, have the ability to significantly influence our affairs, including the election of the board of directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL

Our ability to make payments on and to refinance our indebtedness and to fund future capital expenditures and expansion efforts will depend upon our ability to generate cash. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. On September 3, 2020, we entered into the Fourth Amended and Restated Credit Agreement with Wells Fargo Bank, N.A., as administrative agent and certain banks (the “Fourth Amended Credit Facility”), which amended and restated our $250.0 million credit facility, dated as of July 20, 2016 (the “Prior Credit Facility”). On September 29, 2020, we executed an Amendment to the Fourth Amended Credit Facility, which amends the definition of “Financial Covenant Start Date”. Our failure to generate sufficient cash flows from operations or to obtain future borrowings may impact our ability to repay our indebtedness as it matures and to fund our other liquidity needs. In such cases, we may have to adopt alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all.

COVENANT RESTRICTIONS UNDER OUR FOURTH AMENDED CREDIT FACILITY MAY LIMIT OUR ABILITY TO OPERATE OUR BUSINESS AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

Our Fourth Amended Credit Facility contains covenants that restrict our ability to, among other things, incur additional debt, make distributions, make investments, grant liens on our assets to secure debt, enter into transactions with affiliates and effect mergers or acquisitions, as well as covenants that relate to our Monarch Black Hawk Expansion. Although the covenants in our Fourth Amended Credit Facility are subject to various exceptions, we cannot assure you that these covenants will not adversely affect our ability to finance future operations or capital needs or to engage in other activities that may be in our best interest. In addition, our long-term debt requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of the covenants in the agreement governing our Fourth Amended Credit Facility could result in a default under such agreement. Our ability to comply with these covenants may be affected by general economic conditions, industry conditions, and other events beyond our control, including difficulties or delay in the completion of our Monarch Black Hawk Expansion. As a result, we cannot assure you that we will be able to comply with these covenants. If an event of default under the agreement governing our Fourth Amended Credit Facility occurs, the lenders thereunder could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In addition, our Fourth Amended Credit Facility is secured by first priority security interests in substantially all of our assets. If we are unable to pay all amounts declared due and payable in the event of a default, the lenders could foreclose on these assets.

OUR VARIABLE RATE INDEBTEDNESS SUBJECTS US TO INTEREST RATE RISK, WHICH COULD CAUSE OUR DEBT SERVICE OBLIGATIONS TO INCREASE SIGNIFICANTLY

An increase in market interest rates would increase our interest expense arising on our indebtedness. The interest rate under our Fourth Amended Credit Facility is a base rate plus a margin ranging from 0.75% to 2.25%, the Prime Rate or LIBOR plus a margin ranging from 1.75% to 3.25%. As a result, we are exposed to interest rate risk. If interest rates increase, our debt service obligations under the Fourth Amended Credit Facility will increase even when the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

Uncertainty relating to the likely phasing out of LIBOR may result in our paying increased interest under our credit facilities.

In July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. As a result, the continuation of LIBOR on its current basis is not guaranteed after 2021. The administrator of LIBOR has announced it will consult on its intention to cease the publication of the one week and two-month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. Extending the publication of certain USD LIBOR tenors until June 30, 2023 would allow most legacy USD LIBOR contracts to mature before LIBOR experiences disruptions.

Borrowings under our Fourth Amended Credit Facility bears interest at a rate determined using LIBOR as the reference rate. At this time, it is not possible to predict the effect that any discontinuance, modification or other reform of LIBOR or any other reference rate, or the establishment of alternative reference rates, may have on LIBOR, other benchmarks, or LIBOR-based debt instruments such as our Fourth Amended Credit Facility. However, the use of alternative reference rates or other reforms could cause the interest rates payable under our Fourth Amended Credit Facility to be substantially higher than we would otherwise have expected.

INTENSE COMPETITION EXISTS IN THE GAMING INDUSTRY, AND WE EXPECT COMPETITION TO CONTINUE TO INTENSIFY

The gaming industry is highly competitive for both customers, employees and management. We compete with numerous casinos and hotel-casinos, with other non-gaming resorts and vacation destinations, with various other entertainment businesses, and with any new forms of gaming, including internet gaming, that has been or may be legalized. The casino entertainment business is characterized by competitors that vary considerably in their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. We compete directly with other casino facilities operating in the immediate and surrounding market areas in which we operate. In some markets, we also face competition from nearby markets. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, athletic events, television, movies, concerts, and travel.

As competitive pressures increase, other casinos may intensify their marketing efforts. Increased competitive pressures in our local markets could adversely impact our ability to continue to attract local residents to the Atlantis and the Monarch Black Hawk or require us to use more expensive, and therefore, less profitable, promotions to compete.

With fewer new markets opening for development, competition in existing markets has intensified. We have invested in expanding the Atlantis and renovating and expanding the Monarch Black Hawk. Our competitors have also expanded their facilities and developed new facilities. These expansions, the increases in the number of properties and aggressive marketing strategies of our competitors have increased competition in our markets, and this intense competition can be expected to continue. In addition, competition may intensify if our competitors implement aggressive pricing and promotional activities in order to attract customers.

If our competitors operate more successfully than we do, if they attract customers away from us, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if they operate in jurisdictions that give them operating advantages from differences or changes in gaming regulations or taxes, or if additional hotels and casinos are established in and around our markets, we may lose market share or the ability to attract or retain employees. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations.

We also believe that the legalization of additional casino gaming in or near any major metropolitan area in the Atlantis’ or Monarch Black Hawk’s key marketing areas could have a material adverse impact on our business. In addition, there have been proposals for the development of Native American, racetrack and video lottery terminal casinos throughout the state of Colorado over the years, although none of the proposals has been adopted by the state’s electorate or legislature. Twice, the owners of the Arapahoe Race Track, southeast of Denver, have funded state wide ballot initiatives to allow casino style gaming at the race track. Both measures were voted down by wide margins. As of December 31, 2020, none of the proposals have been adopted by the state’s electorate or by the legislature. Should any form of additional gaming be authorized in the Denver metropolitan area, Monarch Black Hawk could be adversely affected.

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

OUR EXPANSION AND RENOVATION PROJECTS MAY FACE SIGNIFICANT RISKS INHERENT IN CONSTRUCTION PROJECTS

Our Monarch Black Hawk expansion and any other development projects we may undertake will be subject to the many risks inherent in the expansion or renovation of an existing enterprise or construction of a new enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects.

We have not entered into a guaranteed maximum price (“GMP”) amendment as contemplated in the construction contract with our Monarch Black Hawk general contractor.  We have numerous disagreements with our Monarch Black Hawk general contractor, including disagreements over costs, schedule delays, and other construction related matters. Such disagreements have resulted in litigation with our Monarch Black Hawk general contractor, as discussed in this annual report.

The disputes with the Monarch Black Hawk Expansion general contractor have resulted in and may continue to result in:

●	delays in completing the Monarch Black Hawk Expansion and exiting facility renovation;
●	disputes and claims over the quality and management of the construction;
●	disputes and claims over payments, construction costs, staffing costs, damages and other financial responsibility; and
●	disruptions of relationships with the general contractor, subcontractors, vendors and others.

In addition, our current and future projects could also experience:

●	delays and significant cost increases;
●	delays in obtaining or inability to obtain necessary permits, licenses and approvals;

●	lack of sufficient, or delays in the availability of, financing;
●	shortages of materials;
●	shortages of skilled labor, work stoppages or labor disputes;
●	poor performance or nonperformance by any third parties on whom we place reliance;
●	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems, including defective plans and specifications;
●	weather interference, floods, fires or other casualty losses; and
●	COVID-19 related delays.

The completion dates of any of our projects could differ significantly from expectations for construction-related or other reasons.

In connection with the expansion of the Monarch Black Hawk and the related disputes described above, our general contractor PCL and certain subcontractors have provided Monarch with purported notice of their intent to file a liens against the Monarch Black Hawk some subcontractors have recorded such liens Any action to enforce such liens against the Monarch Black Hawk may impact our operations on the property and result in us incurring significant expenses relating to defending against such actions.

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

We may have a limited amount of capital resources to fund cost overruns. If we cannot pay cost overruns through cash sources or financing on a timely basis, the completion of one or more projects may be delayed until adequate funding is available. We can provide no assurance that any project will be completed on time, if at all, or within established budgets, or that any project will result in increased earnings to us. Significant delays, cost overruns, or failures of our projects to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE UNABLE TO OBTAIN THE NECESSARY GOVERNMENT APPROVALS FOR OUR EXPANSION AND RENOVATION PROJECTS ON A TIMELY BASIS, OR AT ALL

We have not yet obtained certain permits, licenses and approvals necessary for some of our anticipated projects. The scope of the approvals required can be extensive and may include gaming approvals, state and local land-use permits and building and zoning permits. Unexpected changes or concessions required by governmental authorities could involve significant additional costs and delay the scheduled openings of facilities.

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

IF WE ARE UNABLE TO OBTAIN FINANCING FOR OUR EXPANSION AND RENOVATION PROJECTS AND OTHER CAPITAL EXPENDITURES, SUCH PROJECTS WILL BE JEOPARDIZED

We intend to finance our future expansion and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations and borrowings under our Fourth Amended Credit Facility. If we are unable to finance our future expansion and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion and renovation projects as well as other capital expenditures, selling assets, restructuring debt, considering obtaining equity financing or joint venture partners, or modifying our Fourth Amended Credit Facility. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.

RISING OPERATING COSTS AT OUR GAMING PROPERTIES COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS

The operating expenses associated with our properties could increase due to, among other reasons, the following factors:

●	changes in federal, state or local tax or regulations, including state gaming regulations or gaming taxes, could impose additional restrictions or increase our operating costs;
●	aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base or attract new customers;
●	increases in costs of labor;
●	expenditures for repairs, maintenance, and to replace equipment necessary to operate our business;
●	our reliance on slot play revenues and any additional costs imposed on us from vendors;
●	availability and cost of the products and services we provide our customers, including food, beverages, retail items, entertainment, hotel rooms and spa;
●	availability and costs associated with insurance; and
●	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our cost structure.
●	continuing adverse impacts of the COVID-19 outbreak on our business, construction projects, financial condition and operating results;
●	continuing actions by government officials at the federal, state and/or local level with respect to steps to be taken, including, without limitation, temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders, in connection with the COVID-19 outbreak;
●	our ability to manage guest safety concerns caused by COVID-19;
●	our ability to effectively manage and control expenses during temporary or extended shutdown periods;
●	impact of temporary or extended shutdowns on our ability to maintain compliance with the terms and conditions of our credit facilities and other material contracts;
●	construction factors, including delays, disruptions, availability of labor and materials, increased costs of labor and materials, contractor disagreements, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, building permit issues and other regulatory approvals or issues;
●	ongoing disagreements over costs of and responsibility for delays and other construction related matters with our Monarch Black Hawk general contractor, PCL Construction Services, Inc., including, as previously reported, the litigation against us and threatened liens by such contractor;
●	claims for construction defects, breach of contract, breach of warranty, fraud, fraudulent inducement, negligence or other construction related claims that we may have against our contractors in connection with construction and completion of Monarch Black Hawk and any adverse impacts on operations required to correct the same;

●	our filing of affirmative defenses and extensive counterclaims against the Monarch Black Hawk contractor, PCL Construction Services, Inc., in the above-mentioned litigation in which litigation the parties are currently conducting discovery, and investigation of the claims by and against us is therefore ongoing;
●	our potential need to post bonds or other forms of surety to support our legal remedies;
●	risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems and delays; shortages of materials or skilled labor; environmental, health and safety issues; weather and other hazards, site access matters, and unanticipated cost increases);
●	our ability to generate sufficient operating cash flow to help finance our expansion plans and subsequent debt reduction;
●	changes in laws mandating increases in minimum wages and employee benefits;
●	changes in laws and regulations permitting expanded and other forms of gaming in our key markets;
●	the effects of local and national economic, credit and capital market conditions on the economy in general and on the gaming industry and our business in particular;
●	the effects of labor shortages on our market position, growth and financial results;
●	the potential of increases in state and federal taxation to address budgetary and other impacts of the COVID-19 pandemic;
●	the potential of increased regulatory and other burdens to address the direct and indirect impacts of COVID-19 pandemic;
●	guest acceptance of our expanded facilities once completed and the resulting impact on our market position, growth and financial results; and

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

Climate change, climate change regulations and greenhouse gas effects may adversely impact our operations.

There is a growing consensus that greenhouse gas (“GHG”) emissions continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. We may become subject to legislation and regulation regarding climate change, and compliance with any new rules could be difficult, burdensome and costly. Concerned parties, such as legislators and regulators, stockholders and nongovernmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. Many states have announced or adopted programs to stabilize and reduce GHG emissions and in the past federal legislation has been proposed in Congress. If such legislation is enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, results of operations, or ability to compete. Further, regulation of GHG emissions may limit our guests’ ability to travel to our properties as a result of increased fuel costs or restrictions on transport related emissions. Climate change could have a material adverse effect on our financial condition, results of operations and cash flow. We have described the risks to us associated with extreme weather events in the risk factors below.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY LEGISLATION PROHIBITING TOBACCO SMOKING.

Legislation in various forms to ban indoor tobacco smoking has been enacted or introduced in jurisdictions in which we operate. Colorado imposes such restrictions; our Nevada gaming areas are not currently subject to tobacco restrictions. If additional restrictions on smoking are enacted in jurisdictions in which we operate, we could experience a decrease in gaming revenue. This is particularly the case if such restrictions are not applicable to all competitive facilities in that gaming market.

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

IF WE LOSE OUR KEY PERSONNEL, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED

We depend on the continued performances of John Farahi and Bob Farahi, our Chief Executive Officer and our President, respectively, and their management team. If we lose the services of the Farahi brothers, or other senior Atlantis or Monarch Black Hawk management personnel, and cannot replace such persons in a timely manner with competent and experienced personnel, our business could be materially adversely affected.

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

WE OWN FACILITIES THAT ARE LOCATED IN AREAS THAT EXPERIENCE EXTREME WEATHER CONDITIONS

Extreme weather or weather-related conditions, including snowstorms and forest or range fires may interrupt our operations, damage our properties and reduce the number of customers who visit our facilities in the affected areas. If there is a prolonged disruption at either our Atlantis or Monarch Black Hawk properties due to extreme weather or weather-related conditions, our results of operations and financial condition could be materially adversely affected. For example, extreme snow in and around the Black Hawk area often leads to closure of US 6 and I-70, the roads between Denver and Black Hawk. An excessive number of snow days in a fiscal period has, in the past, and would, in the future, have a negative effect on our guest visitations and adversely affect our revenue, results of operation and financial results for the reporting period.

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

RISKS RELATING TO OWNERSHIP OF COMMON STOCK

OUR COMMON STOCK PRICE MAY FLUCTUATE SUBSTANTIALLY, AND A STOCKHOLDER’S INVESTMENT COULD DECLINE IN VALUE

The market price of our common stock may fluctuate substantially due to many factors, such as those described in the Risk Factors described herein and others, including:

●	actual or anticipated fluctuations in our results of operations;
●	announcements of significant acquisitions or other agreements by us or by our competitors;
●	our sale of common stock or other securities in the future;
●	trading volume of our common stock;
●	conditions and trends in the gaming and destination entertainment industries;
●	changes in the estimation of the future size and growth of our markets;
●	general economic conditions, including, without limitation, changes in the cost of fuel and air travel; and
●	fears of impact on leisure and general travel due to pandemic concerns, include the coronavirus.

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

GENERAL RISKS

OUR CAPITAL EXPENDITURES MAY NOT RESULT IN THE EXPECTED IMPROVEMENTS IN OUR BUSINESS OR FINANCIAL RESULTS

We have expended a significant amount of capital on our multi-phased Monarch Black Hawk Expansion. We continuously invest in the upgrade and maintenance of our facilities to present a fresh, high quality product to our guests. Our ability to realize the expected returns on these capital investments depends on a number of factors, including, general economic conditions, changes to construction plans and specifications, delays in obtaining or inability to obtain necessary permits, licenses and approvals, disputes with contractors, disruptions to our business caused by construction and other unanticipated circumstances or cost increases.

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

Although we have general property insurance covering damage caused by a casualty loss (such as fire and natural disasters), each such policy has certain exclusions. In addition, our property insurance is in an amount that may be less than the expected replacement cost of rebuilding the applicable complex if there was a total loss. Our level of insurance coverage may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as public health emergencies, including pandemics such as the COVID-19, labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, might not be covered at all under our policies. Therefore, certain acts, events or conditions could expose us to heavy, uninsured losses.

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

Natural disasters, man-made disasters and outbreaks of highly infectious diseases such as the COVID-19 may result in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect the number of visitors to our properties. In addition, catastrophic events, such as terrorist and war activities in the United States and elsewhere, have had a negative effect on travel and leisure expenditures, including lodging, gaming and tourism. If any of the foregoing events occur in the future, they could disrupt our operations, including our ability to staff our business adequately, damage our reputation and have a material adverse effect on our business, results of operations and cash flows. Although we have insurance coverage with respect to some of these disasters or events, we cannot assure you that any such coverage will be sufficient to indemnify us fully against all direct and indirect costs, including any loss of business that could result from substantial damage to, or partial or complete destruction of, any of our properties.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the SEC staff at the time of filing this Form 10-K.

ITEM 2. PROPERTIES

As of December 31, 2020, our properties consist of:

Reno, Nevada Properties:

(a)An approximately 13-acre site on which the Atlantis is situated, including the hotel towers, casino, restaurant facilities and surrounding parking.

(b)An approximately 16-acre site, adjacent to the Atlantis and connected to the Atlantis by the Sky Terrace, which includes approximately 11 acres of paved parking used for customer, employee and valet parking. The remainder of the site is undeveloped. This site is compliant with all casino zoning requirements and is suitable and available for future expansion of the Atlantis facilities, parking, or complementary resort casino and/or entertainment amenities. We have not determined the ultimate use of this site.

(c)An approximately 2.6-acre site across Virginia Street from the Atlantis which is utilized as administrative offices (“the Administrative Site”) for Atlantis staff.

(d)An approximately 5.3-acre site with a 14,376 square foot building across Coliseum Way from the Atlantis. The building is currently rented and the land is unused.

(e)Approximate 2.3-acre, 0.45-acre and 0.23-acre sites adjacent to the Administrative Site which are currently unused.

(f)Leased land consisting of approximately 37,400 square-feet adjacent to the Atlantis serving as a driveway entrance to the Atlantis. For a further description of the lease terms, see Notes to Consolidated Financial Statements, Notes 5 and 12.”

(g)Leased land consisting of approximately 4.2 acres adjacent to the Atlantis serving as a surface parking lot for the Atlantis. The lease term ends in 2035. For a further description of the lease terms, see Notes to Consolidated Financial Statements, Notes 5 and 12.”

Black Hawk, Colorado Properties:

(h)An approximate 3.4-acre site on which the Monarch Black Hawk is situated including the hotel tower, casino, conference facilities, resort facilities, restaurant facilities and surrounding parking.

(a)An approximate 9.0-acre parcel of land with an industrial building, located between Denver and Monarch Casino Resort Spa Black Hawk, in Clear Creek County, Colorado, which is used as a warehouse.

Our Fourth Amended Credit Facility is secured by liens on substantially all of our real and personal property.

ITEM 3. LEGAL PROCEEDINGS

On August 30, 2019, PCL Construction Services, Inc. (“PCL”) filed a complaint in District Court, City and County of Denver, Colorado, against the Company and its Colorado subsidiaries, in connection with the Company’s expansion plans for Monarch Casino Resort Spa Black Hawk. The complaint alleges, among other things, the defendants breached the construction contract with PCL and certain implied warranties. On December 5, 2019, the Company filed its answer and counterclaim, which alleges, among other items, that PCL breached the construction contract, duties of good faith and fair dealing, and implied and express warranties, made fraudulent or negligent misrepresentations on which the Company and its Colorado subsidiaries relied, and included claims for monetary damages as well as equitable and declaratory relief.

The trial date for this matter has been rescheduled for March 21, 2022. Discovery in the action is ongoing, and we are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

In connection with the expansion of the Monarch Black Hawk described above, our general contractor PCL and certain subcontractors have provided Monarch with purported notice of their intent to file a lien against the real property on which the Monarch Black Hawk is situated, for sums allegedly owed for construction of the expansion.  Some of the subcontractors have recorded such liens in the property records of Gilpin County, Colorado.  We are not aware of any such lien claimant having initiated an action to foreclose its alleged lien.  If such an action is filed by one or more lien claimant, Monarch intends to defend against such a claim and seek to expunge or reduce the liens.

The Company recognized $1.6 million and $0.3 million in construction litigation expense relating to this lawsuit for the twelve months ended December 31, 2020 and 2019, respectively, which are included in Other operating items, net on the Consolidated Statements of Operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock trades on The Nasdaq Stock Market under the symbol MCRI.

Stockholders. As of March 4, 2021, there were approximately 63 holders of record of our common stock, and approximately 5,215 beneficial stockholders.

Dividends. We have never paid dividends on our common stock. We intend to retain earnings and use free cash flow to finance our operating activities, for capital expenditures and to pay down our debt. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Our Fourth Amended Credit Facility also contains provisions that require the achievement of certain financial ratios before we can pay or declare dividends to our stockholders. See Item 8, “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements, Note 7.”

Unregistered Sales of Equity Securities.

None.

STOCK PERFORMANCE GRAPH

The following chart reflects the cumulative total shareholder return (change in stock price plus reinvested dividends) of a $100 investment in our common stock from the five-year period from December 31, 2015 through December 31, 2020, in comparison to the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s 1500 Casinos & Gaming Index. The comparisons are not intended to forecast or be indicative of possible future performance of our common stock.

The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Monarch Casino & Resort, Inc.

Total Return Performance
Monarch Casino & Resort, Inc.
S&P 500 Index
S&P 1500 Casinos & Gaming Index
Index Value
350
300
250
200
150
100
50
0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Monarch Casino & Resort, Inc.	100.00	113.47	197.27	167.87	213.69	269.45
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P 1500 Casinos & Gaming Index	100.00	127.44	226.87	151.43	227.61	262.83

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

ITEM 6. SELECTED FINANCIAL DATA

No longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of our results of operations and our present financial condition. The consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material.

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) regarding our expectations and beliefs concerning the timing for completion, cost, financing and impact of our Monarch Black Hawk Expansion; additional revenue opportunities as a result of project and budget modifications for our Monarch Black Hawk Expansion; additional capital projects; future expansion and acquisition opportunities; positioning of our properties to benefit from future macro and local economic growth; business prospects; business strategies and outlook; competitive advantages and sources of competition; marketing strategy; approvals and licensing requirements; employee relations; capital requirements; anticipated source of funds and adequacy of such funds to meet our debt obligations and capital requirements; financial condition, legal matters and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-K, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made. Example of forward-looking statements include, among others, statements we make regarding: (i) our belief that we have sufficient liquidity to fund all remaining construction and litigation costs and ongoing capital expenditures; (ii) our belief that our business is well-positioned to benefit from any post-pandemic recovery; (iii) our expectation regarding the availability of future acquisition opportunities; (iv) our beliefs regarding the quality of our products and guest services in Reno and Black Hawk; (v) our current plans to redesign part of the legacy building at Monarch Black Hawk to add a specialty restaurant, poker room and a sports lounge, and the expected completion of such construction; (vi) our expectations regarding our guests' acceptance of the expanded casino, new hotel and enhanced amenities at Monarch Casino Resort Spa Black Hawk; (vii) our expectations regarding our future position in, and share of, the high-end segment of the market and the quality of service we provide to our guests; (viii) our expectations regarding the impact of the passage of Amendment 77 to the Colorado Constitution and the actions of the Black Hawk City Council in respect thereof on gaming revenue at Monarch Black Hawk; and (ix) our expectations regarding the litigation relating to the construction of the Monarch Black Hawk expansion and related liens recorded by the general contractor and certain subcontractors against the Monarch Black Hawk. Actual results and future events and conditions may differ materially from those described in any forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

●	our ability to successfully implement our business and growth strategies;
●	our ability to successfully defend against and remove the liens recorded against the Monarch Black Hawk by the general contractor and certain subcontractors with respect to the expansion and renovation of the property;
●	continuing adverse impacts of the COVID-19 outbreak on our business, construction projects, financial condition and operating results;

●	continuing actions by government officials at the federal, state and/or local level with respect to steps to be taken, including, without limitation, temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders, in connection with the COVID-19 outbreak;
●	our ability to manage guest safety concerns caused by COVID-19;
●	our ability to effectively manage and control expenses during temporary or extended shutdown periods;
●	impact of temporary or extended shutdowns on our ability to maintain compliance with the terms and conditions of our credit facilities and other material contracts;
●	our ability to negotiate relief options and necessary amendments to our Amended Credit Facility;
●	access to available and reasonable financing on a timely basis
●	our ability to maintain strong working relationships with our regulators, employees, lenders, suppliers, insurance carriers, customers, and other stakeholders;
●	impact of any uninsured losses;
●	changes in guest visitation or spending patterns due to health or other concerns;
●	construction factors, including delays, disruptions, availability of labor and materials, increased costs of labor and materials, contractor disagreements, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, building permit issues and other regulatory approvals or issues;
●	ongoing disagreements over costs of and responsibility for delays and other construction related matters with our Monarch Black Hawk general contractor, PCL Construction Services, Inc., including, as previously reported, the litigation against us by such contractor;
●	claims for construction defects, breach of contract, breach of warranty, fraud, fraudulent inducement, negligence or other construction related claims that we may have against our contractors in connection with construction and completion of Monarch Black Hawk and any adverse impacts on operations required to correct the same;
●	our filing of affirmative defenses and extensive counterclaims against the Monarch Black Hawk contractor, PCL Construction Services, Inc., in the above-mentioned litigation in which litigation the parties are currently conducting discovery, and investigation of the claims by and against us is therefore ongoing;
●	our potential need to post bonds or other forms of surety to support our legal remedies;
●	risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems and delays; shortages of materials or skilled labor; environmental, health and safety issues; weather and other hazards, site access matters, and unanticipated cost increases);
●	our ability to generate sufficient operating cash flow to help finance our expansion plans and subsequent debt reduction;
●	changes in laws mandating increases in minimum wages and employee benefits;
●	changes in laws and regulations permitting expanded and other forms of gaming in our key markets;
●	the effects of local and national economic, credit and capital market conditions on the economy in general and on the gaming industry and our business in particular;
●	the effects of labor shortages on our market position, growth and financial results;
●	the potential of increases in state and federal taxation to address budgetary and other impacts of the COVID-19 pandemic;
●	the potential of increased regulatory and other burdens to address the direct and indirect impacts of COVID-19 pandemic;
●	guest acceptance of our expanded facilities once completed and the resulting impact on our market position, growth and financial results;
●	competition in our target market areas;
●	our dependence on two resorts;
●	our ability to realize the anticipated benefits of our expansion and renovation projects, including the Monarch Black Hawk Expansion;
●	ongoing disagreements over costs of and responsibility for delays and other construction related

●	we have not entered into a GMP Amendment as contemplated in the contract with our Monarch Black Hawk general contractor. We have numerous disagreements with our Monarch Black Hawk general contractor, including disagreements over costs, schedule delays, and other construction related matters;
●	components of our Monarch Black Hawk construction project will be outside the scope of the construction contract;
●	risks of construction defects, unacceptable construction quality and failure of the general contractor to deliver Monarch Black Hawk Expansion in a state equal to industry standards;
●	our ability to effectively manage expenses to optimize our margins and operating results;
●	risks related to our present indebtedness and future borrowings;
●	adverse trends in the gaming industries;
●	changes in patron demographics;
●	general market and economic conditions, including but not limited to, the effects of local and national economic, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;
●	access to capital and credit, including our ability to finance future business requirements;
●	our ability to meet our debt obligations;
●	our ability to generate sufficient operating cash flow to finance our expansion plans and fund working capital;
●	the impact of rising interest rates and our ability to refinance debt as it matures at commercially reasonable rates or at all;
●	the impact that any discontinuance, modification or other reform of LIBOR, or the establishment of alternative reference rates, may have on our LIBOR-based debt instruments such as our Fourth Amended Credit Facility;
●	our ability to continue to comply with the covenants and terms of our credit instruments;
●	ability of large stockholders to influence our affairs;
●	our dependence on key personnel;
●	the availability of adequate levels of insurance;
●	changes in federal, state, and local laws and regulations, including environmental and gaming licenses or legislation and regulations;
●	our ability to comply with existing laws and regulations to which we are subject;
●	our ability to obtain and maintain gaming and other governmental licenses and regulatory approvals;
●	any violations by us of the anti-money laundering laws;
●	cybersecurity risks, including misappropriation of customer information or other breaches of information security;
●	impact of natural disasters, severe weather, terrorist activity and similar events;
●	competitive environment, including increased competition in our target market areas;
●	increases in the effective rate of taxation at any of our properties or at the corporate level;
●	our ability to successfully estimate the impact of accounting, tax and legal matters;
●	risks, uncertainties and other factors described from time to time in this and our other Securities and Exchange Commission (“SEC” or “Commission”) filings and reports;
●	the effects of macro and micro economic conditions on employment growth in the economy in general;
●	the effects of labor shortages on our ability to grow our business and to expand our market share in each of our key markets;
●	our ability to generate sufficient cash flow and manage our expenses to deleverage the Company; and
●	guest acceptance of our expanded facilities at Monarch Black Hawk once completed and the resulting impact on our market position, growth and future financial results.

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

OVERVIEW

Monarch owns and operates the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and Monarch Casino Resort Spa Black Hawk, a hotel and casino in Black Hawk, Colorado (the “Monarch Black Hawk”). In addition, we own separate parcels of land located next to the Atlantis and a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Casino Resort Spa Black Hawk. We also own Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage, and hotel operations at the Atlantis and Monarch Black Hawk. We focus on delivering exceptional service and value to our guests. Our hands-on management style focuses on customer service and cost efficiencies.

FACTORS IMPACTING OUR RESULTS OF OPERATIONS

Our operating results may be affected by, among other things, competitive factors, gaming tax increases, mandated minimum wages, the commencement of new gaming operations, construction at our facilities, general public sentiment regarding travel, overall economic conditions and governmental policies affecting the disposable income of our patrons, widespread public health emergencies including pandemics such as the global coronavirus (COVID-19) pandemic, terrorism and weather conditions affecting our properties, as well as those matters discussed in Item 1A. “RISK FACTORS” above.

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis: Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and hotel operations. We focus on delivering exceptional service and value to our guests. Our hands-on management style focuses on customer service and cost efficiencies We continuously upgrade our property. With quality gaming, hotel and dining products, we believe the Atlantis is well positioned to benefit from future macro and local economic growth. Reno remains a very healthy local-oriented market. The market’s employment growth is broad based and we expect this positive indicator will support the continued strength of our business at Atlantis. At the same time, the tight employment environment, with the local unemployment rate below the national average, has created labor challenges, including wage inflation, which we continue to actively manage. We expect this to be a recurring trend for the market and Atlantis in the years ahead but we remain confident that our operating strategies will allow Atlantis to grow revenue as our market share continues to expand. The increase in the labor costs, combined with continued aggressive marketing programs by our competitors, has applied upward pressure on Atlantis operating costs and reduction in profit margins.

Monarch Casino Resort Spa Black Hawk: Since the acquisition of the Monarch Black Hawk property in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and working on the major expansion. In August 2015, we completed the redesign and upgrade of the existing Monarch Black Hawk property. In November 2016, we opened for guest use a new nine-story parking structure with approximately 1,350 spaces (which is now directly connected to our new hotel and expanded casino), and additional valet parking, with total property capacity of approximately 1,500 spaces. In the fourth quarter of 2020 we opened to the public our hotel tower and expanded casino floor. Construction at the property is currently underway to redesign and upgrade part of the original building, which will complete the transformation of the property into a full-scale casino resort. This last stage of the project, which includes converting the existing buffet to a specialty restaurant and adding a poker room, a sports lounge, a keno counter and additional slot machines, is expected to open in 2021. Upon completion of the remaining portion of the project, the property will feature approximately 60,000 square feet of casino space, approximately 1,200 slot machines, approximately 40 table games, a sports lounge and poker room, 10 bars and lounges, and four new dining options, including a twenty-four-hour full-service restaurant, 250-seat buffet-style restaurant, the Monarch Chophouse (a fine-dining steakhouse), and a specialty restaurant. The resort offers 516 guest rooms and suites, banquet and meeting room space, a retail store, a concierge lounge and an upscale spa and pool facility located on the top floor of the tower. We believe that the quality of our expanded product and exceptional guest service will meet the demand of the high-end segment of the market and will accelerate market share and grow revenue.

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

Our management evaluates the KPIs as compared to prior periods, the peer group, or market, as well as for any trends.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019

The operating results for 2020 reflect the government-mandated closures of our operations for approximately three months, as well as the effect of continuing regulatory limitations relating to the ongoing pandemic, which remained in force after the partial reopening of our properties.

In addition, the operating results for 2020 were impacted by the addition of hotel operations and an expanded casino floor at our Black Hawk property, which opened to the public in November 2020 as part of the phased opening of our expanded Monarch Casino Resort Spa Black Hawk.

For the year ended December 31, 2020, our net income totaled $23.7 million, or $1.25 per diluted share, compared to net income of $31.8 million, or $1.70 per diluted share for the same period of 2019, reflecting a 25.6% decrease in net income and 26.5% in diluted earnings per share. Net revenue for the years ended December 31, 2020 and 2019 were $184.4 million and $249.2 million, respectively, reflecting a decrease of $64.8 million, or 26.0%. Income from operations for the year ended December 31, 2020 totaled $15.3 million compared to $39.6 million for the same period in 2019, representing a decrease of $24.3 million, or 61.4%.

Casino revenue decreased 12.9% in the year ended December 31, 2020 compared to the same period of 2019 and was driven by the COVID-19 outbreak, which culminated in a suspension of our operations in mid-March 2020 through beginning/mid-June 2020. In addition, table games re-opened at our Black Hawk property on September 11, 2020 and were subsequently closed again on November 13, 2020 through the end of the year. This decrease was partially offset by an increase in gaming volume, as a result of guest’ spend per visit, during the periods the properties were open and gaming operations were active. Casino operating expense as a percentage of casino revenue decreased to 30.5% for the year ended December 31, 2020, compared to 35.4% in 2019 primarily as a result of targeted cost cutting measures combined with the increased spend per visit.

Food and beverage revenue decreased 40.5% in the year ended December 31, 2020 over the same period in 2019, due to a 51.2% decrease in covers, partially offset by a 21.9% increase in average revenue per cover. In addition to the COVID-19 pandemic and the shutdown of our properties for approximately three months, 2020 food and beverage covers were also impacted by the closure for remodeling of one of our restaurants and one of our bars at Atlantis for approximately six months. Food and beverage operating expense as a percentage of food and beverage revenue in the year ended December 31, 2020 was 83.7% compared to 79.0% over the same period in 2019. Food and beverage operating expense as a percentage of food and beverage revenue increased as a result of additional labor cost to comply with COVID-19 protocols, partially offset by a decrease in cost of goods sold.

Hotel revenue decreased 42.8% due to lower hotel occupancy of 69.8% for the period hotel was open in 2020 compared to 88.4% in 2019 and a lower ADR of $109.46 for the year ended December 31, 2020 compared to $124.94 for the year ended December 31, 2019 and REVPAR was $82.06 for the period hotel was open in 2020 and $117.77 for the year ended December 31, 2019. Hotel operating expense as a percent of the hotel revenue for the year ended December 31, 2020 was 50.2% compared to 37.3% for the same period in 2019. The increase in the hotel expense margin was primarily due to the increase in labor and operating supplies expenses to comply with the COVID protocol, as well as lower ADR.

Other revenue decreased 28.4% in 2020 compared to 2019 driven by decrease in Atlantis’ spa and salon revenue, arcade revenue and retail revenue, as the properties were closed for approximately three months and under limited operations due to COVID-19 related state restrictions after opening.

SG&A Expense decreased to $60.4 million in the year ended December 31, 2020 from $69.3 million in the same period of 2019 due to: i) a $5.4 million decrease in sales and marketing expenses; ii) a $2.2 million decrease in salaries, wages and related employee benefits expense, as top management took pay reduction during the properties’ COVID-19 closure; iii) a $0.6 million decrease in travel expense; and iv) a $0.4 million decrease in utility expense and v) a $0.3 million decrease in repair and maintenance expense. As a percentage of net revenue, SG&A expense increased to 32.7% in 2020 from 27.8% in 2019.

Depreciation and amortization expense increased to $17.3 million for the year ended December 31, 2020 as compared to $14.9 million for the same period in 2019 primarily due to the addition of the hotel building and furniture, fixtures and equipment assets with the completion of the expansion project in Monarch Black Hawk.

During the year ended December 31, 2020, we recognized $2.8 million in pre-opening expense related to the opening of the new hotel and expanded casino in Black Hawk, $1.6 million in construction litigation expense related to the lawsuit filed by the Monarch Black Hawk Expansion construction project general contractor against the Company and our countersuit against the general contractor, $1.4 million in Colorado legislation lobbing expenses, $0.7 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations and $0.2 million in unamortized debt issuance cost write off and loss on disposition of assets. During the year ended December 31,2019, we recognized $2.5 million in pre-opening expense related to the upcoming opening of the new hotel and expanded casino in Black Hawk, $0.3 million in construction litigation expense related to the lawsuit filed by the Monarch Black Hawk Expansion construction project general contractor against the Company and our countersuit against the general contractor, and $0.3 million in acquisition opportunity expense. These expenses are included in Other operating items, net in the Consolidated Statement of Operations.

During the year ended December 31, 2020, we decreased the outstanding balance under our credit facility by $11.3 million to $182.5 million as of December 31, 2020. During 2020, we capitalized a majority of the interest paid and accrued, as most of the draws were used to finance the Monarch Black Hawk expansion plan. Interest expense, net of amounts capitalized, was $0.3 million. During 2019, we capitalized all interest paid and accrued, as the draws were strictly used to finance the Monarch Black Hawk expansion plan. See further discussion of our Fourth Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

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

Casino revenue increased 1.7% in the year ended December 31, 2019 compared to the same period of 2018 due to an increase in gaming volume, as a result of an increase in guests spend per visit and partially offset by an increase in promotional allowances (primarily hotel), recognized at the stand-alone selling price and recorded as casino contra revenue. Casino operating expense as a percentage of casino revenue increased to 35.4% for the year ended December 31, 2019, compared to 34.8% in 2018 due to an increase in labor expense and promotional expense.

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

Hotel revenue increased 15.5% due to a higher ADR of $124.17 for the year ended December 31, 2019 compared to $104.61 for the year ended December 31, 2018. The increase in ADR is primarily due to an increase in the complimentary ADR, recognized at the stand-alone dynamic selling price. Hotel occupancy of 88.4% in 2019 was slightly lower compared to 89.3% in 2018. REVPAR was $117.77 and $101.40 for the years ended December 31, 2019 and 2018, respectively. Hotel operating expense as a percent of hotel revenue for the year ended December 31, 2019 was 37.3% compared to 42.8% for the same period in 2018. The decrease in the hotel expense margin was primarily due to the increase in the complimentary ADR.

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

During 2019, we recognized $2.5 million in pre-opening expense related to the upcoming opening of the new hotel and expanded casino in Black Hawk, $0.3 million in construction litigation expense related to the lawsuit filed by the Monarch Black Hawk Expansion construction project general contractor against the Company and our countersuit against the general contractor and $0.3 million acquisition opportunity related professional service fees. We had no such expenses in 2018.

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

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests. In addition, we have invested, and continue to invest, in our Monarch Black Hawk Expansion Plan. Capital expenditures during the years ended December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019

Atlantis	$7,548	$10,061
Monarch Black Hawk	38,255	124,930
Corporate	621	—
	$46,424	$134,991

During the years ended December 31, 2020 and 2019, capital expenditures related primarily to the work on the Monarch Black Hawk Expansion Plan, the introduction of Red Bloom Asian Kitchen restaurant and Atrium bar and lounge at Atlantis, as well as the acquisition of gaming equipment to upgrade and replace existing equipment at both properties.

Monarch Black Hawk Expansion Plan

In 2013, we began work to convert the Monarch Black Hawk into a full-scale casino resort. The multi-phased expansion of the Monarch Casino Resort Spa Black Hawk involves construction of a new parking structure, demolition of the existing parking structure and construction of a new hotel tower and casino expansion.

In November 2016, the new nine-story parking structure, offering approximately 1,350 parking spaces, was completed and became available for use by Monarch Black Hawk guests. The demolition and removal of the old parking structure, which included a controlled implosion of the old garage, was completed in the first quarter of 2017.

On February 8, 2017, we broke ground on the hotel tower and casino expansion.

In the fourth quarter of 2020, we began the phased opening of our new hotel tower and casino expansion, which increased the casino space and added a 23-story hotel tower with 516 guest rooms and suites, banquet and meeting room space, a retail store, a concierge lounge, an upscale spa and pool facility located on the top floor of the tower, three new restaurants, and additional bars and lounges. We are currently working on converting the existing buffet to a specialty restaurant, and adding a poker room, a keno counter, a sports lounge, as well as additional slot machines, in the existing facility. We expect this work to be completed later in 2021.

We are confident that the quality of our expanded product and exceptional guest service will meet the demand of the high-end segment of the market and will derive accelerated market share and revenue growth.

We expect to continue to finance the cost through a combination of operating cash flow and funds from our money market account. We can provide no assurance that any project will be completed on schedule, if at all, or within established budgets, or that any project will result in increased earnings.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash provided by operations and, for capital expansion projects, borrowings available under our Fourth Amended Credit Facility.

Operating Activities

For the year ended December 31, 2020, net cash provided by operating activities totaled $31.4 million, a decrease of $31.8 million, or 50.3%, compared to the same period of the prior year. This decrease was primarily due to: i) a $24.8 million increase in income tax receivable, offset by a $14.4 million increase in deferred tax, both as a result of an accelerated depreciation for tax purposes on the assets put in service in 2020 with the opening of a hotel tower and expanded casino in Monarch Black Hawk; ii) a $8.1 million decrease in net income; iii) a $4.3 million decrease in stock-based compensation expense, including the excess tax benefit; iv) a $11.7 million change in working capital, all offset by a $2.7 million increase in depreciation and amortization.

Investing Activities

Net cash used in investing activities totaled $46.4 million and $134.9 million in the years ended December 31, 2020 and 2019, respectively. Net cash used in investing activities during the years ended December 31, 2020 and 2019 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Resort Spa Black Hawk, for renovation projects at Atlantis, and for the acquisition of gaming and other equipment at both properties.

Financing Activities

Net cash used in financing activities of $17.3 in 2020 represented $13.7 million principal payments, net of the borrowings under the credit facility, $2.9 million long-term debt refinancing cost and $0.7 million of proceeds from stock options exercise. Net cash provided by financial activities in 2019 was $101.8 million and represented borrowing under our Fourth Amended Credit Facility, net of the mandatory principal payments.

We expect that the Company’s cash position in the next several quarters will be negatively impacted by the outstanding construction retention and other payments related to the Monarch Black Hawk Expansion project of $49.8 million, which are reflected in “Construction Accounts Payable” on the balance sheet as of December 31, 2020.

We expect that the Company’s cash position in the next few quarters will be positively impacted by the expected tax refund for 2020 fiscal year of $24.9 million, which is reflected in “Income taxes receivable” on the balance sheet as of December 31, 2020.

Purchase obligations of materials and supplies used in the normal operation of our business represent approximately $10.3 million at December 31, 2020 and all are cancelable by us upon providing a 30-day notice.

Fourth Amended Credit Facility

On September 3, 2020, the Company entered into the Fourth Amended and Restated Credit Agreement with Wells Fargo Bank, N.A., as administrative agent and certain banks (the “Fourth Amended Credit Facility”). The Fourth Amended Credit Facility amends and restates our $250.0 million credit facility, dated as of July 20, 2016 (the “Prior Credit Facility”). On September 29, 2020, the Company and its lender executed an Amendment to the Fourth Amended Credit Facility, which amends the definition of “Financial Covenant Start Date”.

The Fourth Amended Credit Facility extends the maturity date of the Prior Credit Facility from July 20, 2021 to September 3, 2023. In addition, the Fourth Amended Credit Facility increases the aggregate principal amount of the credit facilities to $270.0 million, which consist of $200.0 million term loan (“Term Loan Facility”) and $70.0 million revolving credit facility (“Revolving Credit Facility”).

We are required to make quarterly principal payments under the Term Loan Facility on each Term Loan Installment Date, commencing on December 31, 2020, in an amount equal to (x) the percentage set forth opposite the applicable period during which such Term Loan Installment Date occurs (i.e., 1.25% for the period from December 31, 2020 to September 30, 2021, and 2.50% for the period from December 31, 2021 and thereafter) multiplied by (y) $200.0 million. The estimated amount of the mandatory principal payments due in the next twelve months is $12.5 million.

Commencing with the delivery of the compliance certificate for fiscal year 2021, we may be required to prepay borrowings under the Fourth Amended Credit Facility using excess cash flows for each fiscal year, depending on the Company’s leverage ratio.

As of December 31, 2020, we had an outstanding principal balance of $182.5 million under the Term Loan Facility, a $0.6 million letter of credit and no borrowings under the Revolving Credit Facility; all $70.0 million remained available for borrowing.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of September 30, 2020, we are required to maintain a Total Leverage Ratio (as defined in the Fourth Amended Credit Facility) of no more than 4.75:1 and Fixed Charge Coverage Ratio (as defined in the Fourth Amended Credit Facility) of at least 1.15:1. As of December 31, 2020, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 2.6:1 and 5.6:1.

The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.75% to 3.25%, or a base rate (as defined in the Fourth Amended Credit Facility) plus a margin ranging from 0.75% to 2.25%, or the Prime Rate. The applicable margins vary depending on Company’s leverage ratio. There is a LIBOR floor of 0.50%. Commitment fees are equal to the daily average unused revolving commitment multiplied by the commitment fee percentage, ranging from 0.35% to 0.575%, based on our leverage ratio.

At December 31, 2020, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 2.25%. At December 31, 2020, the Term loan interest rate was 2.75%, computed as LIBOR floor of 0.50% plus interest margin of 2.25%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

We may prepay borrowings under the Fourth Amended Credit Facility revolving loan without penalty (subject to certain conditions and certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Once reduced or cancelled, the Revolving Credit Facility may not be increased or reinstated without the prior written consent of all lenders.

As of December 31, 2020, $167.2 million “Long-term debt, net” in the Company’s consolidated balance sheets represents the $182.5 million outstanding loan amount under the Amended Credit facility, net of $2.8 million unamortized debt issuance costs and $12.5 million mandatory principal payment that are due in next twelve months and are presented as “Current portion of long-term debt” in the Current liabilities section of the Company’s consolidated balance sheets.

The Company believes that the $2.0 million cash in its interest-bearing money market fund, the $70.0 million available under its Fourth Amended Credit Facility as of December 31, 2020 and the expected cash flows from operating activities will be sufficient to support its current operations, meet its debt obligations and fulfill its capital expenditure plans for the twelve months from filing of Form 10-K for the year ended December 31, 2020; however, the Company is surrounded by uncertainty about COVID-19 and the restricted reopening of its operations, as well as financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow in the upcoming months or if its cash needs exceed the Company’s borrowing capacity under the Fourth Amended Credit Facility, it could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity capital.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain of our policies, including the estimated useful lives assigned to our assets and the calculation of the capitalized interest, the determination of the allowance for doubtful accounts and allowance for unredeemed gift certificates, self-insurance reserves, deferred revenue, the calculation of income tax liabilities and the calculation of stock-based compensation, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on historical experience, terms of existing contracts, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodologies applied, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the Notes to Consolidated Financial Statements.

The consolidated financial statements include the accounts of Monarch and its subsidiaries. Intercompany balances and transactions are eliminated.

Allowance for Doubtful Accounts

We extend short-term credit to our gaming customers. Such credit is non-interest bearing and is due on demand. In addition, we also have receivables due from hotel guests and convention groups and events, which are primarily secured with a credit card at the time a customer makes reservation or checks in. An allowance for doubtful accounts is established for all of our receivables based upon our historical collection and write-off experience, and taking in consideration the current economic conditions and management’s expectations of future economic conditions. The allowance is applied even when the risk of credit loss is remote. When a situation warrants, the Company may create a specific identification reserve for a high collection risk receivable. We write off our uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables approximates fair value due to the short-term nature of the receivables.

Goodwill and Long-lived assets:

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

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations in April 2012. As of December 31, 2020, we had goodwill totaling $25.1 million related to the purchase of Monarch Casino Resort Spa Black Hawk, Inc.

Due to the COVID-19 pandemic related government orders to suspend operations at our properties and the continued adverse effect of the pandemic on our business, after reopening of our properties, we performed a qualitative assessment for each quarter in 2020 to determine if the Company’s goodwill was impaired. The impairment assessment, resulted in the recognition of no impairment loss. Based upon the financial performance of the Company during the year and taking in consideration the growth opportunity at Monarch Black Hawk after opening the new hotel and expanded casino at the end of 2020, management determined that there was no indicator of impairment. The evaluations used to assess the Company’s goodwill for impairment incorporate inherent uncertainties that are difficult to predict in the current economic environment. When evaluating for impairment, we make numerous highly subjective and judgmental estimates and assumptions, all of which are subject to a variety of risks and uncertainties, and many of which are based on significant unobservable inputs. The most significant assumptions and inputs used in evaluating for impairment are projected short-term and long-term operating results and cash flows, projected capital expenditures, estimated long-term growth rates and the weighted-average cost of capital of market participants, adjusted for the risk profile of the assets being evaluated. The timing and trajectory of the expected post-pandemic economic recovery is unknown, and accordingly, estimates and assumptions are likely to change as more information becomes available.

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

Self-insurance Reserves

We are currently self-insured up to certain stop loss amounts for Atlantis workers’ compensation and for certain medical benefit costs provided to our Monarch Black Hawk employees. We are also self-insured for certain medical benefit costs provided to our Atlantis employees. As required by the state of Colorado, we are fully insured for Monarch Black Hawk workers’ compensation costs. We review self-insurance reserves at least quarterly. The reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reports prepared by the third party plan administrator for any significant unpaid claims. We engage third party actuaries at least once per year for a more precise reserves review and calculation. The reserve is an amount estimated to pay both reported and unreported claims as of the balance sheet date. We believe changes in medical costs, trends in claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for this reserve. Unforeseen developments in existing claims, or the possibility that our estimate of unreported claims differs materially from the actual amount of unreported claims, could result in the over or under estimation of our self-insurance reserve.

Capitalized Interest

We capitalize interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, we capitalize interest on amounts expended on the project at our average borrowing cost. Interest capitalization is ceased when the project is substantially complete. We capitalized $6.8 million during the year ended December 31, 2020, $5.8 million during the year ended December 31, 2019 and $2.3 million during the year ended December 31, 2018 in interest. Capitalized interest of $16.5 million, related to the Monarch Black Hawk expansion project, was allocated to the fixed assets placed in service at the project completion date in the fourth quarter of 2020 and is amortized over the respective assets’ recovery period.

Casino Revenues

Casino revenues represent the net win from gaming activity, which is the difference between the amounts won and lost, which represents the transaction price. Jackpots, other than the incremental amount of progressive jackpots, are recognized at the time they are won by customers. Funds deposited by customers in advance and outstanding chips and slot tickets in the customers’ possession are recognized as a liability until such amounts are redeemed or used in gaming play by the customer. Additionally, net win is reduced by the performance obligations for the players’ club program, progressive jackpots and any pre-arranged marker discounts. The players club performance obligations result in recognition of deferred revenue at the standalone selling prices (“SSP”) of the goods and services that the points are expected to be redeemed for. Progressive jackpot provisions are recognized in two components: 1) as wagers are made for the share of players’ wagers that are contributed to the progressive jackpot award, and 2) as jackpots are won for the portion of the progressive jackpot award contributed by us. Cash discounts and other cash incentives to guests related to gaming play are recorded as a reduction to gaming revenue.

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

Financial Instruments - Credit Losses: In June 2016, the FASB issued amended accounting guidance for the measurement of credit losses on financial instruments. The Accounting Standards Update (“ASU”) 2016-13 significantly changes the way entities account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The amended accounting guidance replaces the incurred loss impairment model with a forward-looking expected loss model, and is applicable to most financial assets, including trade receivables other than those arising from operating leases. In the first quarter of 2020, we adopted ASU 2016-13. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

We extend short-term credit to its gaming customers. Such credit is non-interest bearing and is due on demand. In addition, the Company also has receivables due from hotel guests and convention groups and events, which are primarily secured with a credit card. An allowance for doubtful accounts is set up for all Company receivables based upon the Company’s historical collection and write-off experience and taking in consideration the current economic conditions and management’s expectations of future economic conditions. The allowance is applied even when the risk of credit loss is remote. When a situation warrants, we may create a specific identification reserve for a high collection risk receivables. We write off uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables approximates fair value due to the short-term nature of the receivables.

Cloud Computing Arrangement (“CCA”) Implementation Costs: In August 2018, the FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred for setup fees in a hosting arrangement that is a service contract should be presented as a prepaid asset in the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statement of income as the costs related to the hosting fees, with costs incurred for integration with on premise software being capitalized as intangible assets and being amortized over the term of the arrangement. The Company adopted the guidance effective January 1, 2020. In 2020 we capitalized $622 thousand CCA implementation costs. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

Goodwill Impairment: In January 2017, the FASB issued ASU 2017-04 that simplifies the accounting for goodwill impairment for all entities by eliminating the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). The standard does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

Reference Rate Reform: In March 2020, the FASB issued temporary accounting guidance to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The guidance contains optional expedients and exceptions that apply to accounting for contract modifications, hedging relationships, and other transactions affected by reference rate reform. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.

Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued amended accounting guidance to simplify the accounting for income taxes. The amendment eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendment also simplifies other aspects of the accounting for income taxes. The amended guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those years, and early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Our current primary market risk exposure is interest rate risk relating to the impact of interest rate movements under our Fourth Amended Credit Facility. As of December 31, 2020, we had $182.5 million of outstanding debt under our Fourth Amended Credit Facility which bears interest at variable rates. A hypothetical 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at December 31, 2020 would result in an increase in our annual interest cost of approximately $1.8 million.

We do not have any cash or cash equivalents as of December 31, 2020 subject to market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Monarch Casino & Resort, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 12, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Las Vegas, Nevada

March 12, 2021

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Casino	$111,550	$128,010	$125,844
Food and beverage	43,162	72,578	71,212
Hotel	20,133	35,222	30,497
Other	9,568	13,356	12,762
Net revenues	184,413	249,166	240,315

Operating expenses
Casino	34,020	45,259	43,791
Food and beverage	36,123	57,367	54,002
Hotel	10,104	13,123	13,059
Other	4,465	6,543	6,206
Selling, general and administrative	60,395	69,312	65,802
Depreciation and amortization	17,324	14,875	14,617
Other operating items, net	6,711	3,112	12
Total operating expenses	169,142	209,591	197,489
Income from operations	15,271	39,575	42,826

Other (expense) income
Interest (expense) income, net of amounts capitalized	(273)	1	(177)

Income before income taxes	14,998	39,576	42,649
Benefit (provision) for income taxes	8,680	(7,760)	(8,551)
Net income	$23,678	$31,816	$34,098

Earnings per share of common stock
Net income
Basic	$1.30	$1.77	$1.91
Diluted	$1.25	$1.70	$1.83

Weighted average number of common shares and potential common shares outstanding
Basic	18,218	18,025	17,846
Diluted	18,877	18,684	18,574

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$28,310	$60,539
Receivables, net	3,736	5,458
Income taxes receivable	24,894	185
Inventories	7,823	6,735
Prepaid expenses	8,393	6,238
Total current assets	73,156	79,155
Property and equipment
Land	32,986	30,769
Land improvements	9,847	7,842
Buildings	471,819	193,235
Buildings improvements	33,681	31,986
Furniture and equipment	229,052	152,461
Construction in progress	6,257	285,789
Right of use assets	14,784	15,574
Leasehold improvements	3,848	3,848
	802,274	721,504
Less accumulated depreciation and amortization	(229,767)	(220,021)
Net property and equipment	572,507	501,483
Other assets
Goodwill	25,111	25,111
Intangible assets, net	973	1,538
Deferred income taxes	130	2,683
Other assets, net	—	908
Total other assets	26,214	30,240
Total assets	$671,877	$610,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$12,500	$20,000
Accounts payable	11,655	17,037
Construction accounts payable	49,771	7,528
Accrued expenses	34,705	34,109
Short-term lease liability	813	791
Total current liabilities	109,444	79,465
Deferred income taxes	13,220	—
Long-term lease liability	13,984	14,797
Long-term debt, net	167,162	175,415
Total liabilities	303,810	269,677
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 18,426,130 outstanding at December 31, 2020; 18,141,383 outstanding at December 31, 2019	191	191
Additional paid-in capital	34,498	35,215
Treasury stock, 670,170 shares at December 31, 2020; 954,917 shares at December 31, 2019	(8,872)	(12,777)
Retained earnings	342,250	318,572
Total stockholders’ equity	368,067	341,201
Total liabilities and stockholders’ equity	$671,877	$610,878

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2017	17,759,446	$191	$26,890	$257,516	$(18,123)	$266,474
Net exercise of stock options	159,575	—	90	—	2,247	2,337
Stock-based compensation expense	—	—	3,131	—	—	3,131
Adjustment to beginning retained earnings for accounting changes in accordance with the new revenue recognition standard				(4,858)		(4,858)
Net income	—	—	—	34,098	—	34,098
Balance, December 31, 2018	17,919,021	$191	$30,111	$286,756	$(15,876)	$301,182
Net exercise of stock options	222,362	—	979	—	3,099	4,078
Stock-based compensation expense	—	—	4,125	—	—	4,125
Net income	—	—	—	31,816	—	31,816
Balance, December 31, 2019	18,141,383	$191	$35,215	$318,572	$(12,777)	$341,201
Net exercise of stock options	284,747	—	(4,650)	—	3,905	(745)
Stock-based compensation expense	—	—	3,855	—	—	3,855
Capital contribution	—	—	78			78
Net income	—	—	—	23,678	—	23,678
Balance, December 31, 2020	18,426,130	$191	$34,498	$342,250	$(8,872)	$368,067

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$23,678	$31,816	$34,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,324	14,875	14,617
Amortization of deferred loan costs	764	538	538
Stock-based compensation	3,855	8,203	5,468
Provision for bad debts	159	189	93
Loss on disposition of assets	63	—	12
Write off of unamortized debt issuance costs	95	—	—
Non cash operating lease expense	(1)	14	—
Deferred income taxes	15,774	1,344	(483)
Changes in operating assets and liabilities:
Receivables	1,563	1,093	92
Income taxes	(24,709)	94	1,729
Inventories	(1,088)	(3,043)	(357)
Prepaid expenses	(1,247)	(730)	(896)
Accounts payable	(5,382)	5,855	2,998
Accrued expenses	596	2,998	847
Net cash provided by operating activities	31,444	63,246	58,756

Cash flows from investing activities:
Proceeds from sale of assets	31	72	—
Change in construction payable	42,243	(9,624)	11,329
Acquisition of property and equipment	(88,667)	(125,367)	(137,074)
Net cash used in investing activities	(46,393)	(134,919)	(125,745)

Cash flows from financing activities:
Payroll taxes from net exercise of stock options	(4,428)	—	—
Proceeds from exercise of stock options	3,760	—	—
Loan issuance cost	(2,862)	—	—
Principal payments on long-term debt	(24,563)	(3,750)	—
Long-term debt borrowings	10,813	105,500	68,300
Net cash (used in) provided by financing activities	(17,280)	101,750	68,300

Change in cash and cash equivalents	(32,229)	30,077	1,311
Cash and cash equivalents at beginning of period	60,539	30,462	29,151
Cash and cash equivalents at end of period	$28,310	$60,539	$30,462

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$380	$—	$186
Cash paid for income taxes	$—	$6,322	$7,305
Conversion of long term deposit to short term deposit	$908	$—	$—
Accrued expenses - adjustment to beginning retained earnings for accounting changes in accordance with the new revenue recognition standard	—	—	4,858

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Monarch Casino & Resort, Inc. was incorporated in 1993. Through its wholly-owned subsidiary Golden Road Motor Inn, Inc. (“Golden Road”), Monarch owns and operates the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”). In addition, Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”), Golden East, Inc. (“Golden East”) and Golden North, Inc. (“Golden North”), each owns separate parcels of land located proximate to the Atlantis. Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, owns and operates Monarch Casino Resort Spa Black Hawk, a hotel and casino in Black Hawk, Colorado (the “Monarch Black Hawk”). Monarch owns a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Casino Resort Spa Black Hawk. Monarch also owns Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

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

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our,” and “us,” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

Impact of COVID-19:

In March 2020, a global pandemic was declared due to an outbreak of a new strain of coronavirus (“COVID-19”). In an effort to contain the virus, on March 16th the state of Colorado mandated a temporary shutdown of all casinos including Monarch Black Hawk and on March 17th the state of Nevada mandated the temporary closure of all casinos including Atlantis Casino Resort Spa in Reno. The COVID-19 outbreak has had, and will continue to have, an adverse effect on the Company's results of operations.

Our Nevada and Colorado properties reopened with limited operations on June 4, 2020 and June 17, 2020, respectively. The poker room and buffet at Atlantis resumed operations at the beginning of August. Table games at our Colorado property resumed operation on September 11, 2020 and were closed again on November 13, 2020. State-imposed COVID-19 operating restrictions reduced our permitted casino floor, restaurant and meeting space capacity at Monarch Black Hawk from 50% to 25% on November 13th through the end of the year, and our permitted occupancy was reduced at Atlantis from 50% to 25% on November 24 through the end of the year. The buffet at our Colorado property was temporarily being operated as a table-service restaurant. Additionally, changes were made from routine operations relating to restrictions in occupancy and social distancing requirements, which include reduced seating at table games and in all restaurants, and a decreased number of active slot machines on the casino floors. The convention business at Atlantis was affected by the state-mandated gathering limits, which at this time are the lessor of 100 persons or 35% of the listed fire code capacity. We have experienced hotel stay and convention booking cancelations, and since the reopening, guest visitation and hotel and convention bookings have been lower than prior to the state-mandated closures, and are expected to remain lower for the near future. In addition, we have incurred additional expenses to comply with the COVID-19 state -mandated and company -implemented protocols.

The Company has taken steps to mitigate the effects of the economic downturn and uncertainty by reducing operating expenses, taking advantage of federal and state government programs that support companies affected by the COVID-19 pandemic and their employees, and entering into an amended and restated credit agreement with its lender, which extended the maturity date of the Company’s credit facility to September 3, 2023 and increased the aggregated principal amount of the facility from $241.3 million to $270.0 million with an option to increase the facility by up to an additional $75.0 million revolving line of credit. See NOTE 6. LONG-TERM DEBT.

The Company believes that the $2.0 million of cash in our interest-bearing money market fund and the $70.0 million available under our Fourth Amended Credit Facility as of December 31, 2020, as well as the anticipated operating cash flows, will be sufficient to fund its operations, meets its debt obligations and fulfill its capital expenditure plans for the next twelve months.

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

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations in April 2012. As of December 31, 2020, we had goodwill totaling $25.1 million related to the purchase of Monarch Casino Resort Spa Black Hawk, Inc.

Due to the COVID-19 pandemic related government orders to suspend operations at our properties and the continued adverse effect of the pandemic on our business, after reopening of our properties, we performed a qualitative assessment for each quarter in 2020 to determine if the Company’s goodwill was impaired. The impairment assessment, resulted in the recognition of no impairment loss. Based upon the financial performance of the Company during the year and taking in consideration the growth opportunity at Monarch Black Hawk after opening the new hotel and expanded casino at the end of 2020, management determined that there was no indicator of impairment. The evaluations used to assess the Company’s goodwill for impairment incorporate inherent uncertainties that are difficult to predict in the current economic environment. When evaluating for impairment, we make numerous highly subjective and judgmental estimates and assumptions, all of which are subject to a variety of risks and uncertainties, and many of which are based on significant unobservable inputs. The most significant assumptions and inputs used in evaluating for impairment are projected short-term and long-term operating results and cash flows, projected capital expenditures, estimated long-term growth rates and the weighted-average cost of capital of market participants, adjusted for the risk profile of the assets being evaluated. The timing and trajectory of the expected post-pandemic economic recovery is unknown, and accordingly, estimates and assumptions are likely to change as more information becomes available.

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

Segment Reporting

The accounting guidance for disclosures about segments of an enterprise and related information requires separate financial information to be disclosed for all reporting segments of a business. The Company determined that the Company’s two operating segments, Atlantis and Monarch Black Hawk, meet all of the aggregation criteria stipulated by ASC 280-10-50-11. The Company views each property as an operating segment and the two operating segments have been aggregated into one reporting segment.

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

For assets to be held and used, the Company reviews fixed assets for impairment annually during the fourth quarter of each year or whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For the years ended December 31, 2020, 2019 and 2018, there were no impairment charges.

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. The Company capitalized $6.8 million during the year ended December 31, 2020, $5.8 million during the year ended December 31, 2019 and $2.3 million during the year ended December 31, 2018 in interest. Capitalized interest of $16.5 million, related to the Monarch Black Hawk expansion project, was allocated to the fixed assets placed in service at the project completion date in the fourth quarter of 2020 and is amortized over the respective assets’ recovery period.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are amortized to interest expense over the term of the related debt agreement utilizing the effective interest rate method. Unamortized amounts of debt issuance costs are recorded as a reduction of the outstanding debt and included in “Long-term debt, net”.

On September 3, 2020, the Company refinanced its credit facility. The unamortized costs related to the existing credit facility as of August 31, 2020 were $476 thousand. As the credit facility is a loan syndication with separate debt instruments existing between the debtor and the individual creditors participating in the syndication, in accordance to ASC 470-50, the Company expensed $95 thousand, representing a portion of unamortized debt issuance cost, allocated to the lenders that left the syndication and deferred the rest of the unamortized debt issuance cost of the existing credit facility, together with the issuance costs of the new facility.

As of December 31, 2020, debt issuance costs, net of amortization, were $2.8 million.

Self-insurance Reserves

We are currently self-insured up to certain stop loss amounts for Atlantis workers’ compensation and certain medical benefit costs provided to all of our employees. As required by the state of Colorado, we are fully-insured for Monarch Black Hawk workers’ compensation costs. The Company reviews self-insurance reserves at least quarterly. The reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reports prepared by the third-party plan administrator for any significant unpaid claims. The company engages a third party actuarial at least once per year for a more precise reserves review and calculation. The reserve is an amount estimated to pay both reported and unreported claims as of the balance sheet date, which management believes is adequate.

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

As of December 31, 2020, and 2019, the Company had estimated the obligations related to the players’ club program at $9.8 million and $9.4 million, respectively, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheet.

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as casino expense in the accompanying Consolidated Statements of Income. These taxes totaled $17.2 million, $23.0 million and $22.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense, which is included in selling, general and administrative expense, was $4.5 million, $5.0 million and $4.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Other Operating items, net

Other operating items, net, in general consist of miscellaneous operating charges. For the year ended December 31, 2020, Other operating items, net, was $6.7 million and included: $2.8 million in pre-opening expenses relating to the Monarch Black Hawk Expansion project; $1.6 million in professional service fees relating to our construction litigation; $1.4 million in Colorado legislation lobbying expenses; $0.7 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations; and $0.2 million in unamortized debt issuance cost write off and loss on disposal of assets. For the year ended December 31, 2019, Other operating items, net, was $3.1 million, which includes $2.5 million in pre-opening expenses relating to the Monarch Black Hawk Expansion project, $0.3 million in professional service fees relating to our construction litigation and $0.3 million in professional service fees relating to a due diligence on an acquisition opportunity.

Income Taxes

Income taxes are recorded in accordance with the liability method pursuant to authoritative guidance. Under the asset and liability approach for financial accounting and reporting for income taxes, the following basic principles are applied in accounting for income taxes at the date of the financial statements: (a) a current liability or asset is recognized for the estimated taxes payable or refundable on taxes for the current year; (b) a deferred income tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences, carryback and carryforwards; (c) the measurement of current and deferred tax liabilities and assets is based on the provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated; and (d) the measurement of deferred income taxes is reduced, if necessary, by the amount of any tax benefits that, based upon available evidence, are not expected to be realized.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Years ended December 31,
	2020		2019		2018
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount

Basic	18,218	$1.30	18,025	$1.77	17,846	$1.91
Effect of dilutive stock options	659	(0.05)	659	(0.07)	728	(0.08)
Diluted	18,877	$1.25	18,684	$1.70	18,574	$1.83

The following options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the December 31 closing market price of the common shares and their inclusion would be antidilutive:

	Years ended December 31,
	2020			2019			2018
Options to purchase shares of common stock	1,086,244			843,980			697,968
Weighted Average Proceeds per Share	$43.09	-	$85.68	$44.55	-	$59.07	$39.82	-	$47.81
Expiration dates (month/year)	11/27-12/30			11/27-12/29			11/27-12/28

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

Cloud Computing Arrangement (“CCA”) Implementation Costs: In August 2018, the FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred for setup fees in a hosting arrangement that is a service contract should be presented as a prepaid asset in the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statement of income as the costs related to the hosting fees, with costs incurred for integration with on premise software being capitalized as intangible assets and being amortized over the term of the arrangement. The Company adopted the guidance effective January 1, 2020. In 2020 we capitalized $622 thousand CCA implementation costs. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

Reference Rate Reform: In March 2020, the FASB issued temporary accounting guidance to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The guidance contains optional expedients and exceptions that apply to accounting for contract modifications, hedging relationships, and other transactions affected by reference rate reform. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.

Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued amended accounting guidance to simplify the accounting for income taxes. The amendment eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendment also simplifies other aspects of the accounting for income taxes. The amended guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those years, and early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations.

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

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 31,
	2020	2019
Casino	$2,701	$3,599
Hotel	510	1,445
Other	636	514
	3,847	5,558
Less allowance for doubtful accounts	(111)	(100)
	$3,736	$5,458

The Company calculates an allowance for doubtful accounts by applying a percentage, estimated by management based on historical aging experience, current economic conditions and management’s expectations of future economic conditions, to the accounts receivable balance. The Company recorded bad debt expense of $159 thousand, $189 thousand and $93 thousand in 2020, 2019 and 2018, respectively.

The decrease in accounts receivable in 2020 year-over-year is primarily a result of the decrease in net revenue and especially the revenue from groups and convention events.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $25.1 million at December 31, 2020 and 2019. The Company’s goodwill is related to the acquisition of Monarch Black Hawk in 2012.

The Company’s finite-lived intangible assets consist of assets related to its customer relationships and assets related to Cloud Computing Arrangement (CCA). Intangible assets at December 31 are (in thousands except years):

	2020	2019
Customer list
Total intangible assets	$11,111	$10,490
Less accumulated amortization:	(10,138)	(8,952)
Intangible assets, net	$973	$1,538
Weighted-average life in years	0.6	1.3

Customer relationships were valued at $10.5 million, representing the value associated with the future potential customer revenue production and are being amortized on a straight-line basis over nine years. Should events or changes in circumstances cause the carrying value of the customer relationship intangible asset to exceed its estimated fair value, an impairment charge in the amount of the excess would be recognized. As of December 31, 2020, and 2019, the customer relationships net intangible asset balance was $0.4 million and $1.5 million, respectively.

On January 1, 2020, the Company adopted ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain for internal-use software. In the fourth quarter of 2020, the Company installed a new hotel management system and capitalized as intangible assets $622 thousand, representing costs for coding, testing, integration with other software and activities in the development stage. The CCA intangible assets are amortized over 5 years.

Amortization expense of $1.2 million was recognized for each of the years ended December 31, 2020, 2019 and 2018. Estimated amortization expenses for the years ending December 31, 2021 through 2025 are as follows (in thousands):

Year	Expense
2021	$497
2022	$124
2023	$124
2024	$124
2025	$104
Total	$973

The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

NOTE 4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Accrued salaries, wages and related benefits	$9,833	$8,772
Progressive slot machine and other gaming accruals	16,699	16,634
Accrued gaming taxes	2,774	2,999
Accrued interest	14	125
Other accrued liabilities	5,385	5,579
	$34,705	$34,109

NOTE 5. ACCOUNTING FOR LEASES

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

As of December 31, 2020, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (as defined and discussed in NOTE 12. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The table below presents information related to the lease costs for operating leases during 2020 and 2019 (in thousands):

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Short-term lease costs	$451	$339
Long-term lease costs	1,444	1,485
Total lease costs	$1,895	$1,824

Upon adoption of the new lease standard, incremental borrowing rates used for existing leases were established using the rates in effect as of the lease inception or modification date. The weighted-average incremental borrowing rate of the leases presented in the lease liability as of December 31, 2020 and 2019 was 4.33%.

The weighted-average remaining lease term of the leases presented in the lease liability as of December 31, 2020 and 2019 was 21.2 and 21.7 years, respectively.

Following is the undiscounted cash flow for the next five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands):

Operating
Leases
Year ending December 31,
2021	$1,432
2022	1,078
2023	1,072
2024	1,072
2025	1,072
Thereafter	16,940
Total minimum lease payments	22,666
Less: amount of lease payment representing interest	(7,869)
Present value of future minimum payments	14,797
Less: current obligations under leases	(813)
Long-term lease obligations	$13,984

Cash paid related to the operating leases presented in the lease liability for the twelve months ended December 31, 2020 and 2019 were $1.4 million and $1.5 million, respectively.

NOTE 6. LONG-TERM DEBT

On September 3, 2020, the Company entered into the Fourth Amended and Restated Credit Agreement with Wells Fargo Bank, N.A., as administrative agent and certain banks (the “Fourth Amended Credit Facility”). The Fourth Amended Credit Facility amends and restates the Company’s $250.0 million credit facility, dated as of July 20, 2016 (the “Prior Credit Facility”).

The Fourth Amended Credit Facility extends the maturity date of the Amended Credit Facility from July 20, 2021 to September 3, 2023. In addition, the Fourth Amended Credit Facility increases the aggregate principal amount of the credit facilities to $270.0 million. The $270.0 million Fourth Amended Credit Facility consists of: $200.0 million term loan (“Term Loan Facility”) and $70.0 million revolving credit facility (“Revolving Credit Facility”).

The Company is required to make quarterly principal payments under the Term Loan Facility on each Term Loan Installment Date, commencing on December 31, 2020, in an amount equal to (x) the percentage set forth opposite the applicable period during which such Term Loan Installment Date occurs (i.e., 1.25% for the period from December 31, 2020 to September 30, 2021, and 2.50% for the period from December 31, 2021 and thereafter) multiplied by (y) $200.0 million. The estimated amount of the mandatory principal payments due in the next twelve months is $12.5 million.

Commencing with the delivery of the compliance certificate for fiscal year 2021, the Company may be required to prepay borrowings under the Fourth Amended Credit Facility using excess cash flows for each fiscal year, depending on the Company’s leverage ratio.

As of December 31, 2020, the Company had an outstanding principal balance of $182.5 million under the Term Loan Facility and $0.6 million letter of credit. As of December 31, 2020, the Company had no borrowings under the Revolving Credit Facility, therefore all $70.0 million remained available for borrowing.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of December 31, 2020, the Company is required to maintain a Total Leverage Ratio (as defined in the Fourth Amended Credit Facility) of no more than 4.75:1 and Fixed Charge Coverage Ratio (as defined in the Fourth Amended Credit Facility) of at least 1.15:1. As of December 31, 2020, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 2.6:1 and 5.6:1.

The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.75% to 3.25%, or a base rate (as defined in the Fourth Amended Credit Facility) plus a margin ranging from 0.75% to 2.25%, or the Prime Rate. The applicable margins vary depending on Company’s leverage ratio. There is a LIBOR floor of 0.50%. Commitment fees are equal to the daily average unused revolving commitment multiplied by the commitment fee percentage, ranging from 0.35% to 0.575%, based on our leverage ratio.

At December 31, 2020, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 2.25%. At December 31, 2020, the Term loan interest rate was 2.75%, computed as LIBOR floor of 0.50% plus interest margin of 2.25%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

As of December 31, 2020, $167.2 million “Long-term debt, net” in the Company’s consolidated balance sheets represents the $182.5 million outstanding loan amount under the Amended Credit facility, net of $2.8 million unamortized debt issuance costs and $12.5 million mandatory principal payment that are due in next twelve months and are presented as “Current portion of long-term debt” in the Current liabilities section of the Company’s consolidated balance sheets.

The Company believes that the $2.0 million cash in its interest-bearing money market fund, the $70.0 million available under its Fourth Amended Credit Facility as of December 31, 2020 and the expected cash flows from operating activities will be sufficient to support its current operations, meet its debt obligations and fulfill its capital expenditure plans for the twelve months from filing of Form 10-K for the year ended December 31, 2020; however, the Company is surrounded by uncertainty about COVID-19 and the reopening of its operations, as well as financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow in the upcoming months or if its cash needs exceed the Company’s borrowing capacity under the Fourth Amended Credit Facility, it could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

NOTE 7. TAXES

Income Taxes

The Company’s income tax provision (benefit) consists of the following (in thousands):

	Years ended December 31,
	2020	2019	2018
Federal	$(24,576)	$6,080	$8,680
State	123	336	518
Current tax (benefit) provision	(24,453)	6,416	9,198
Federal	15,096	1,215	(659)
State	677	129	12
Deferred tax provision (benefit)	15,773	1,344	(647)
Total tax (benefit) provision	$(8,680)	$7,760	$8,551

In conformity with the Topic 718, Compensation-Stock Compensation: Improvements to Employee Share-based Payment Accounting (ASU 2016-09), all excess tax benefits and deficiencies are recognized as income tax expense (income tax benefit) in the Company’s Consolidated Statement of Income. This may result in increased volatility in the Company’s effective tax rate.

The income tax provision differs from that computed at the federal statutory rate as follows:

	Years ended December 31,
	2020	2019	2018
Federal tax at the statutory rate	21.00%	21.00%	21.00%
State tax (net of federal benefit)	1.11%	1.00%	0.99%
Permanent items	3.52%	0.90%	0.90%
Tax credits	(2.82)%	(0.84)%	(1.08)%
Excess tax benefits on stock-based compensation	(17.89)%	(2.49)%	(1.94)%
Impact of CARES Act	(65.55)%	—%	—%
Change in Tax Rate and Apportionment	4.31%	—%	—%
Tax Cuts and Jobs Act of 2017	—%	—%	—%
Other	(1.56)%	0.04%	0.19%
	(57.88)%	19.61%	20.06%

The effective tax rate decreases in 2020 compared to 2019 and 2018 is primarily due to the impact of the CARES Act granting the ability to carry back the net operating loss generated as a result of recognizing accelerated tax depreciation of some assets put in service in 2020 back to prior years with higher income tax rates, and the increase in excess tax benefits on stock-based compensation. In 2020, the Company completed and opened to the public a substantial part of the new hotel and casino expansion project at Monarch Black Hawk. This decrease was partially offset by the increase in nondeductible “permanent items” which consisted primarily of the $1.4 million in Colorado legislation lobbying expenses.

In 2020, 2019 and 2018, the Company recorded against the tax expense $2.7 million, $1.0 million and $0.8 million tax benefit for employee stock-based compensation, respectively.

The components of the deferred income tax assets and liabilities at December 31, 2020 and 2019, as presented in the consolidated balance sheets, are as follows (in thousands):

	2020	2019
DEFERRED TAX ASSETS
Stock-based compensation	$3,011	$2,613
Compensation and benefits	580	623
Accrued expenses	486	307
Right of use lease liability	3,425	3,457
Bad debt reserves	26	—
Charitable contribution carry-forwards	63	—
Base stock	—	4
Other reserves	33	5
NOLs & credit carry-forwards	2,440	1,444
Deferred income tax asset	$10,064	$8,453
DEFERRED TAX LIABILITIES
Intangibles and amortization	$(86)	$(341)
Prepaid expenses	(1,234)	(1,354)
Fixed assets and depreciation	(18,136)	(519)
Right of use asset	(3,422)	(3,454)
Bad debt reserves	—	(32)
Base stock	(249)	—
Other reserves	—	—
Federal deduction on deferred state taxes	(27)	(70)
Deferred income tax liability	$(23,154)	$(5,770)
NET DEFERRED INCOME TAX (LIABILITY) ASSET	$(13,090)	$2,683

As of December 31, 2020, the Company had $2.4 million of federal net operating loss (“NOL”) carryforwards, general business credit (“GBC”) carryforwards of $0.4 million and $33.9 million of state NOL carryforwards. The federal NOL carryforwards expire in 2023 through 2031. The federal GBC carryforwards expire in 2023 through 2032. The state NOL carryforwards expire in 2029 through 2041.

The federal NOL of $2.4 million, state NOL of $15.9 million and federal GBC carryforwards of $0.4 million, acquired as part of the Monarch Black Hawk acquisition, are subject to Internal Revenue Code change of ownership limitations. Accordingly, future utilization of the carryforwards is subject to an annual base limitation of $1.25 million that can be applied against future taxable income.

The Company acquired NOLs of Monarch Black Hawk generated in tax years 2000 through 2012. The statute of limitation for assessment for these NOL years is determined by reference to the year the NOL is used to reduce taxable income. Consequently, the separate returns that included Monarch Black Hawk for 2001 through 2012 remain subject to examination by taxing authorities. The Company’s income tax returns from 2017 forward are subject to examination by the by taxing authorities.

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

No uncertain tax positions were recorded as of December 31, 2020, 2019 and 2018. No change in uncertain tax positions is anticipated over the next twelve months.

No interest expense or penalties for uncertain tax positions were recorded for years ended December 31, 2020, 2019 and 2018.

NOTE 8. BENEFIT PLANS

Savings Plan - Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 100% of their pre-tax compensation, but not more than statutory limits. The Company’s matching contributions were approximately $423 thousand, $482 thousand, and $436 thousand for years ended December 31, 2020, 2019 and 2018, respectively.

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

The maximum aggregate number of shares which may be issued pursuant to all awards under the 2014 Plan, and the Amendment No. 1 and Amendment No. 2 to the 2014 Plan includes 3,400,000 new shares and the shares available for grant or subject to outstanding awards under the Predecessor Plans. The share reserve as of December 31, 2020 is 1,167,236. By its terms, the 2014 Plan will expire in May 2024 after which no options may be granted unless the 2014 Plan is amended or replaced.

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

A summary of the stock option activity as of and for the year ended December 31, 2020 is presented below:

		Weighted Average
			Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Stock Options	Shares	Price	Term		Value
Stock Option Shares outstanding at beginning of period	2,337,119	$29.49	—		—
Stock Option Shares granted	428,298	50.14	—		—
Stock Option Shares exercised	(428,971)	18.21	—		—
Stock Option Shares forfeited	(141,667)	40.62	—		—
Stock Option Shares expired	—	—	—		—
Stock Option Shares outstanding at end of period	2,194,779	$35.01	6.7	yrs.	$57,527,731
Stock Option Shares exercisable at end of period	1,016,825	$23.28	4.5	yrs.	$38,580,169

A summary of the status of the Company’s nonvested stock option shares as of, and for the year ended, December 31, 2020 is presented below:

		Weighted-Average
		Grant Date Fair
Nonvested Stock Option Shares	Shares	Value
Nonvested at January 1, 2020	1,229,651	$12.37
Granted	428,298	17.33
Vested	(338,328)	11.38
Forfeited	(141,667)	12.11
Nonvested at December 31, 2020	1,177,954	$14.49

Expense Measurement and Recognition:

The Company recognizes stock-based compensation for all current stock option award grants and for the unvested portion of previous stock option award grants based on grant date fair values. Unrecognized costs related to all stock option awards outstanding at December 31, 2020 totaled approximately $10.3 million and is expected to be recognized over a weighted average period of 2.4 years.

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

	Year ended December 31,
	2020	2019	2018
Weighted average expected volatility for options granted	40.87%	30.13%	32.98%
Expected dividends	—	—	—
Expected life (in years)
Directors’ plan	3.26	3.04	3.04
Executives plan	5.22	5.07	5.07
Employees plan	4.13	4.18	4.12
Weighted average risk free rate	0.48%	1.83%	2.76%

Weighted average grant date fair value per share of options granted	$17.33	$12.19	$13.52
Total fair value of shares vested	$3,852	$2,407	$2,080
Total intrinsic value of options exercised	$15,258	$5,932	$4,659
Cash received for all stock option exercises	$7,813	$4,060	$2,354
Tax benefit realized from stock awards exercised	$3,204	$1,246	$978

The risk-free interest rate is based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. The Company has determined that an implied volatility is more reflective of market conditions and a better indicator of expected volatility as compared to the Company’s experience.

Reported stock-based compensation expense was classified as follows (in thousands) and it is included in the Operating expenses in the Consolidated Statement of Income:

	For the Year ended December 31,
	2020	2019	2018
Casino	$168	$205	$129
Food and beverage	(26)	211	137
Hotel	127	109	66
Selling, general and administrative	3,586	3,600	2,799
Total stock-based compensation, before taxes	3,855	4,125	3,131
Tax benefit	(810)	(866)	(657)
Total stock-based compensation, net of tax	$3,045	$3,259	$2,474

NOTE 10. STOCK REPURCHASE PLAN

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

Self-Insurance: The Company is self-insured for health care claims for eligible active employees. Benefit plan administrators assist the Company in determining its liability for self-insured claims, and such claims are not discounted. Monarch Black Hawk’s health plan has stop-loss insurance whereby the Company retains the first $250,000 of liability for individual health care claims. The Company’s liability on the Atlantis health plan is limited to the first $250,000 of claims plus 10% of claims above $250,000.

The Company is also self-insured for Atlantis workers’ compensation. The maximum liability for workers’ compensation under the Atlantis stop-loss agreement is $500,000 per claim. The Company is fully-insured for Monarch Black Hawk workers compensation claims.

Legal dispute: On August 30, 2019, PCL Construction Services, Inc. (“PCL”) filed a complaint in District Court, City and County of Denver, Colorado, against the Company and its Colorado subsidiaries, in connection with the Company’s expansion plans for Monarch Casino Resort Spa Black Hawk. The complaint alleges, among other things, the defendants breached the construction contract with PCL and certain implied warranties. On December 5, 2019, the Company filed its answer and counterclaim, which alleges, among other items, that PCL breached the construction contract, duties of good faith and fair dealing, and implied and express warranties, made fraudulent or negligent misrepresentations on which the Company and its Colorado subsidiaries relied, and included claims for monetary damages as well as equitable and declaratory relief.

The trial date for this matter has been rescheduled for March 21, 2022. Discovery in the action is ongoing, and we are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

In connection with the expansion of the Monarch Black Hawk described above, our general contractor PCL and certain subcontractors have provided Monarch with purported notice of their intent to file a lien against the real property on which the Monarch Black Hawk is situated, for sums allegedly owed for construction of the expansion.  Some of the subcontractors have recorded such liens in the property records of Gilpin County, Colorado.  We are not aware of any such lien claimant having initiated an action to foreclose its alleged lien.  If such an action is filed by one or more lien claimant, Monarch intends to defend against such a claim and seek to expunge or reduce the liens.

The Company recognized $1.6 million and $0.3 million in construction litigation expense relating to this lawsuit for the twelve months ended December 31, 2020 and 2019, respectively, which are included in Other operating items, net on the Consolidated Statements of Operations.

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

NOTE 12. RELATED PARTY TRANSACTIONS

The shopping center adjacent to the Atlantis is owned by BLI. John Farahi and Bob Farahi, Co-Chairmen of the Board and executive officers of the Company, and Ben Farahi have significant holdings in Monarch and each also beneficially owns limited partnership interests in BLI. Maxum LLC is the sole general partner of BLI, and Ben Farahi is the sole managing member of Maxum LLC. Neither John Farahi nor Bob Farahi has any management or operational control over BLI or the Shopping Center. Until May 2006, Ben Farahi held the positions of Co-Chairman of the Board, Secretary, Treasurer and Chief Financial Officer of the Company.

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center, consisting of an approximate 46,000 square-foot commercial building on approximately 4.2 acres of land adjacent to the Atlantis. The Parking Lot Lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The Company demolished the building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the Leased Property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. In 2020, the Company paid $695 thousand for rent and $27 thousand for operating expenses relating to this lease. In 2020, the Company paid $695 thousand for rent and $27 thousand for operating expenses relating to this lease. In 2019, the Company paid $695 thousand for rent and $32 thousand for operating expenses relating to this lease. In 2018, the Company paid $695 thousand for rent and $21 thousand for operating expenses relating to this lease. The right of use asset and lease liability balances as of December 31, 2020, recognized in the Consolidated Balance Sheet, was $10.5 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. The annual rent for the years 2020, 2019 and 2018 was $404 thousand, $383 thousand and $377 thousand, respectively. In addition, the Company paid $23 thousand, $29 thousand and $22 thousand, respectively, for operating expenses related to this lease. The right of use asset and lease liability balances as of December 31, 2020, recognized in the Consolidated Balance Sheet, was $3.9 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by Farahi Family Stockholders and paid $145 thousand, $150 thousand and $145 thousand for the years ended December 31, 2020, 2019 and 2018, respectively, for such leases.

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

We have established controls and procedures designed to ensure at a reasonable assurance level that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on such assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Monarch Casino & Resort, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Monarch Casino & Resort, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (2) of the Company and our report dated March 12, 2021 expressed an unqualified opinion thereon.

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

March 12, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2021 Annual Meeting of Stockholders to be held on June 8, 2021. We expect to file the Proxy Statement with the Commission not later than April 29, 2021.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2021 Annual Meeting of Stockholders to be held on June 8, 2021. We expect to file the Proxy Statement with the Commission not later than April 29, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Following is information related to our equity compensation plan.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding securities
	options	options	reflected in column (a))
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by security holders (F1)	2,194,779	$35.01	1,167,236
Equity compensation plans not approved by security holders	—	—	—
Total	2,194,779	$35.01	1,167,236

(F1) Includes the 1993 Directors’ Stock Option Plan, 1993 Employee Stock Option Plan and 1993 Executive Long-Term Incentive Plan, as amended, and the 2014 Equity Incentive Plan.

Additional information required under this Item is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 8, 2021. We expect to file the Proxy Statement with the Commission not later than April 29, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2021 Annual Meeting of Stockholders to be held on June 8, 2021. We expect to file the Proxy Statement with the Commission not later than April 29, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on June 8, 2021. We expect to file Proxy Statement with the Commission not later than April 29, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements

Included in Part II, Item 8 of this report:

a) Report of Independent Registered Public Accounting Firm

b) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018.

c) Consolidated Balance Sheets at December 31, 2020 and 2019.

d) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018.

e) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018.

f) Notes to Consolidated Financial Statements.

(a)(2). Financial Statements Schedules (in thousands)

Schedule II – Valuation of Qualifying Accounts

All other schedules are omitted because they are not applicable, not required or the required information is shown in the financial statements and notes thereto.

Schedule II. - VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at beginning of year	Charged to costs and expenses (F1)	Deductions (F1)	Other	Balance at end of year
2018
Allowance for doubtful accounts	$263	$93	$(111)	$—	$245
2019
Allowance for doubtful accounts	$245	$189	$(334)	$—	$100
2020
Allowance for doubtful accounts	$100	$159	$(148)	$—	$111

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

3.02

Bylaws of Monarch Casino & Resort, Inc., adopted June 14, 1993 and amended January 24, 1995, and March 27, 2009 and June 1, 2012 are incorporated herein by reference to Exhibit 3.02 to the Company’s Form 10-K (SEC FILE 0-22088) for the year ended December 31, 2012 filed on March 15, 2013.

4.01

Specimen Common Stock Certificate for the Common Stock of Monarch Casino & Resort, Inc. is incorporated herein by reference to Exhibit 4.01 to the Company’s Form 10-K (SEC File 0-022088) for the year ended December 31, 2018.

4.02

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 is incorporated herein by reference to Exhibit 4.02 to the Company’s Form 10-K (SEC File 0-22088) for the year ended December 31, 2019 filed on March 12, 2020.

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

10.07+	2014 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File 0-22088) filed on May 23, 2014.

10.08+	2014 Equity Incentive Plan, as amended, is incorporated by reference to Appendix A to the Company’s Proxy Statement (SEC File 0-22088) filed on April 22, 2019).

10.09

Trademark Agreement between Golden Road Motor Inn, Inc. and Atlantis Lodge, Inc., dated February 3, 1996 is incorporated herein by reference to Exhibit 10.23 to the Company’s Form 10-K (SEC File 0-22088) for the fiscal year ended December 31, 1995.

10.10

Lease Agreement and Option to Purchase dated as of January 29, 2004, between Golden Road Motor Inn, Inc. as Lessee and Biggest Little Investments, L.P. as Lessor is incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K (SEC File 0-22088) filed on March 12, 2004.

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

10.13

Fourth Amended and Restated Credit Agreement, dated as of September 3, 2020, among Monarch Casino & Resort, Inc., Golden Road Motor Inn, Inc. and Monarch Growth Inc., as Borrowers, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender is incorporated herein by reference to Exhibit 10.13 to the Company’s Form 80-K (SEC 0-22088) filed on September 4, 2020.

10.14

Amendment to Fourth Amended and Restated Credit Agreement, dated as of September 29, 2020, among Monarch Casino & Resort, Inc., Golden Road Motor Inn, Inc. and Monarch Growth Inc., as Borrowers, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender is incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q (SEC 0-22088) filed on November 6, 2020.

Number	Exhibit Description
21.01

List of Subsidiaries of Monarch Casino & Resort, Inc. is incorporated herein by reference to Exhibit 4.02 to the Company’s Form 10-K (SEC File 0-22088) for the year ended December 31, 2019 filed on March 12, 2020.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith

+ Denote management contracts or compensatory plans or arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH CASINO & RESORT, INC.

(Registrant)

Date: March 12, 2021	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN FARAHI	Co-Chairman of the Board of Directors	March 12, 2021
John Farahi	Chief Executive Officer (Principal
Executive Officer) and Director

/S/ BOB FARAHI	Co-Chairman of the Board of Directors,	March 12, 2021
Bob Farahi	President, Secretary and Director

/S/ EDWIN S. KOENIG	Chief Accounting Officer (Principal	March 12, 2021
Edwin S. Koenig	Financial Officer and Principal Accounting Officer)

/S/ PAUL ANDREWS	Director	March 12, 2021
Paul Andrews

/S/ YVETTE E. LANDAU	Director	March 12, 2021
Yvette E. Landau

/S/ CRAIG F. SULLIVAN	Director	March 12, 2021
Craig F. Sullivan