Form 10-Q
period 2021-03-31
MONARCH CASINO & RESORT INC
filed 2021-05-07
CIK 907242

c

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,524,061 shares of common stock are outstanding as of April 30, 2021.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Revenues
Casino	$46,911	$27,065
Food and beverage	16,206	14,763
Hotel	8,635	6,417
Other	3,208	2,766
Net revenues	74,960	51,011

Operating expenses
Casino	13,618	9,618
Food and beverage	14,095	12,524
Hotel	4,251	2,988
Other	1,520	1,451
Selling, general and administrative	19,925	17,194
Depreciation and amortization	9,514	3,820
Other operating items, net	754	1,305
Total operating expenses	63,677	48,900
Income from operations	11,283	2,111

Other expense
Interest expense, net of amounts capitalized	(1,619)	—

Income before income taxes	9,664	2,111
Provision for income taxes	(1,510)	(91)
Net income	$8,154	$2,020

Earnings per share of common stock
Net income
Basic	$0.44	$0.11
Diluted	$0.42	$0.11

Weighted average number of common shares and potential common shares outstanding
Basic	18,481	18,158
Diluted	19,283	18,874

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$24,143	$28,310
Receivables, net	7,722	3,736
Income taxes receivable	23,383	24,894
Inventories	6,968	7,823
Prepaid expenses	7,322	8,393
Total current assets	69,538	73,156
Property and equipment, net	569,544	572,507
Goodwill	25,111	25,111
Intangible assets, net	651	973
Deferred income taxes	130	130
Total assets	$664,974	$671,877
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$15,000	$12,500
Accounts payable	12,358	11,655
Construction accounts payable	50,268	49,771
Accrued expenses	37,167	34,705
Short-term lease liability	737	813
Total current liabilities	115,530	109,444
Deferred income taxes	13,221	13,220
Long-term lease liability	13,858	13,984
Long-term debt, net	142,455	167,162
Total liabilities	285,064	303,810
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 18,517,961 outstanding at March 31, 2021; 18,426,130 outstanding at December 31, 2020	191	191
Additional paid-in capital	36,921	34,498
Treasury stock, 578,339 shares at March 31, 2021; 670,170 shares at December 31, 2020	(7,606)	(8,872)
Retained earnings	350,404	342,250
Total stockholders’ equity	379,910	368,067
Total liabilities and stockholders’ equity	$664,974	$671,877

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares, Unaudited)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2021	18,426,130	$191	$34,498	$342,250	$(8,872)	$368,067
Exercise of stock options, net	91,831	—	1,143	—	1,266	2,409
Stock-based compensation expense	—	—	1,280	—	—	1,280
Net income	—	—	—	8,154	—	8,154
Balance, March 31, 2021	18,517,961	$191	$36,921	$350,404	$(7,606)	$379,910

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2020	18,141,383	$191	$35,215	$318,572	$(12,777)	$341,201
Exercise of stock options, net	30,545	—	(428)	—	428	—
Stock-based compensation expense	—	—	873	—	—	873
Net income	—	—	—	2,020	—	2,020
Balance, March 31, 2020	18,171,928	$191	$35,660	$320,592	$(12,349)	$344,094

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$8,154	$2,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,514	3,820
Amortization of deferred loan costs	293	134
Stock-based compensation	1,280	873
Provision for bad debts	39	76
Non cash operating lease expense	(4)	—
Deferred income taxes	1	—
Changes in operating assets and liabilities:
Receivables	(4,025)	1,188
Income taxes	1,511	91
Inventories	855	(154)
Prepaid expenses	1,071	845
Accounts payable	703	(10,458)
Accrued expenses	2,462	(5,901)
Net cash provided by (used in) operating activities	21,854	(7,466)

Cash flows from investing activities:
Change in construction payable	497	(2,876)
Acquisition of property and equipment	(6,427)	(10,839)
Net cash used in investing activities	(5,930)	(13,715)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,409	—
Principal payments on long-term debt	(22,500)	—
Net cash (used in) provided by financing activities	(20,091)	—

Change in cash and cash equivalents	(4,167)	(21,181)
Cash and cash equivalents at beginning of period	28,310	60,539
Cash and cash equivalents at end of period	$24,143	$39,358

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$1,328	$—

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements of the Company at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

Impact of COVID-19:

In March 2020, a global pandemic was declared due to an outbreak of a new strain of coronavirus (“COVID-19”). In an effort to contain the virus, on March 16, 2020 the state of Colorado mandated a temporary shutdown of all casinos including Monarch Casino Resort Spa Black Hawk and on March 17, 2020 the state of Nevada mandated the temporary closure of all casinos including Atlantis Casino Resort Spa in Reno. The COVID-19 outbreak has had, and may continue to have, an adverse effect on the Company's results of operations.

Our Nevada and Colorado properties reopened with limited operations on June 4, 2020 and June 17, 2020, respectively. During the first quarter of 2021, we continued to operate under government-enforced capacity restrictions. Changes were made from routine operations relating to restrictions in occupancy and social distancing requirements, which include reduced seating at table games at and in all restaurants, and a decreased number of active slot machines on the casino floors. The convention business at Atlantis was adversely affected by the state-mandated gathering limits. We have experienced hotel stay and convention booking cancelations, and since the reopening, guest visitation and hotel and convention bookings have been lower than prior to the state-mandated closures, and are expected to remain lower for the near future. At the same time, however, our results of operation for the first quarter of 2021 benefited from pent-up demand with patrons across the gaming industry, particularly in regional gaming markets.

The Company has taken steps to mitigate the effects of the COVID-19 pandemic and uncertainty by reducing the operating expenses taking advantage of federal and state government programs that support companies affected by the COVID-19 pandemic and their employees, and entering in an amended and restated credit agreement with its lender, which extended the maturity date of the Company’s credit facility to September 3, 2023 and increased the aggregated principal amount of the facility from $241.3 million to $270.0 million (consisting of a $200.0 million term loan and a $70.0 million revolving credit facility) with an option to increase the facility by up to an additional $75.0 million revolving line of credit. See NOTE 6. LONG-TERM DEBT.

The Company believes that its anticipated cash flows from operating activities, combined with the $70.0 million available under its Fourth Amended Credit Facility, will be sufficient to fund its operations, meets its debt obligations and fulfill its capital expenditure plans for the next twelve months.

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

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations in April 2012. As of March 31, 2021, we had goodwill totaling $25.1 million related to the purchase of Monarch Casino Black Hawk, Inc.

ASC Topic 350 requires goodwill be tested for impairment between annual tests if an even or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We performed an assessment to determine whether events or circumstances such as those described in ASC 350-20-35-3C existed and we determined that they did not exist during the interim period; therefore, an interim impairment test was not performed.

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

Property and Equipment, net:

Property and Equipment, net consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Land	$32,986	$32,986
Land improvements	9,848	9,847
Buildings	469,119	471,819
Buildings improvements	33,681	33,681
Furniture and equipment	233,939	229,052
Construction in progress	10,495	6,257
Right of use assets	14,586	14,784
Leasehold improvements	3,848	3,848
	808,502	802,274
Less accumulated depreciation and amortization	(238,958)	(229,767)
Property and equipment, net	$569,544	$572,507

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

For assets to be held and used, the Company reviews fixed assets for impairment annually during the fourth quarter of each year or whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For the three-month periods ended March 31, 2021 and 2020, there were no impairment charges.

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

As of March 31, 2021, debt issuance costs, net of amortization, were $2.5 million.

Capitalized Interest:

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. The Company capitalized $1.8 million during the three months ended March 31, 2020. No capitalized interest was recognized in the first three months ending March 31, 2021, as the Monarch Black Hawk expansion project was substantially completed in the fourth quarter of 2020.

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

As of March 31, 2021, the Company had estimated the obligations related to the players’ club program at $9.7 million, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheet.

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

Credit Losses

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

Other Operating items, net:

Other operating items, net, in general consist of miscellaneous operating charges or proceeds. For the three months ended March 31, 2021, Other operating items, net, was $0.7 million and included: $0.6 million in professional service fees relating to our construction litigation; and $0.1 million equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations. For the three months ended March 31, 2020, Other operating items, net, was $1.3 million and included: $0.8 million in pre-opening expenses relating to the Monarch Black Hawk Expansion project; $0.4 million in Colorado legislation lobbying expenses; and $0.1 million in professional service fees relating to our construction litigation.

Impact of Recently Adopted Accounting Standards:

The Company has evaluated the recently issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies accounting standards and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s Consolidated Financial Statements.

In addition, a variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, the Company has not yet determined the effect, if any, the implementation of any such proposed or revised standards would have on the Company’s Consolidated Financial Statements.

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

As of March 31, 2021, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (as defined and discussed in NOTE 5. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

Upon adoption of the new lease standard, incremental borrowing rates used for existing leases were established using the rates in effect as of the lease inception or modification date. The weighted-average incremental borrowing rate of the leases presented in the lease liability as of March 31, 2021 was 4.33%.

The weighted-average remaining lease term of the leases presented in the lease liability as of March 31, 2021 was 21.1 years.

Cash paid related to the operating leases presented in the lease liability for each of the three months ended March 31, 2021 and 2020, was $0.4 million.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended
	March 31,
	2021	2020
Casino	$42	$—
Food and beverage	46	57
Hotel	32	28
Selling, general and administrative	1,160	788
Total stock-based compensation, before taxes	1,280	873
Tax benefit	(269)	(183)
Total stock-based compensation, net of tax	$1,011	$690

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

	Three months ended March 31,
	2021		2020
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,481	$0.44	18,158	$0.11
Effect of dilutive stock options	802	(0.02)	716	—
Diluted	19,283	$0.42	18,874	$0.11

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended March 31, 2021 and 2020, options for approximately 210 thousand and 1,036 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center, consisting of an approximate 46,000 square-foot commercial building on approximately 4.2 acres of land adjacent to the Atlantis (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The Company demolished the building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the Leased Property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For each of the three-month periods ended March 31, 2021 and 2020, the Company paid $174 thousand in rent, plus $7 thousand in operating expenses relating to this lease. The right of use asset and lease liability balances as of March 31, 2021, recognized in the Consolidated Balance Sheet, was $10.4 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For each of the three-month periods ended March 31, 2021 and 2020, the Company paid $101 thousand in rent plus $8 thousand in operating expenses relating to this lease. The right of use asset and lease liability balances as of March 31, 2021, recognized in the Consolidated Balance Sheet, was $3.9 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders and paid $42 thousand and $36 thousand for the three-month periods ended March 31, 2021 and 2020 respectively, for such leases.

NOTE 6. LONG-TERM DEBT

On September 3, 2020, the Company entered into the Fourth Amended and Restated Credit Agreement with Wells Fargo Bank, N.A., as administrative agent and certain banks (the “Fourth Amended Credit Facility”). The Fourth Amended Credit Facility amends and restates the Company’s $250.0 million credit facility, dated as of July 20, 2016 (the “Prior Credit Facility”).

The Fourth Amended Credit Facility extends the maturity date of the Amended Credit Facility from July 20, 2021 to September 3, 2023. In addition, the Fourth Amended Credit Facility increases the aggregate principal amount of the credit facilities to $270.0 million. The $270.0 million Fourth Amended Credit Facility consists of: $200 million term loan (“Term Loan Facility”) and $70 million revolving credit facility (“Revolving Credit Facility”), together with an option to increase the facility by up to an additional $75.0 million Revolving Credit Facility.

.

The Company is required to make quarterly principal payments under the Term Loan Facility on each Term Loan Installment Date, commencing on December 31, 2020, in an amount equal to (x) the percentage set forth opposite the applicable period during which such Term Loan Installment Date occurs (i.e., 1.25% for the period from December 31, 2020 to September 30, 2021, and 2.50% for the period from December 31, 2021 and thereafter) multiplied by (y) $200.0 million. The estimated amount of the mandatory principal payments due in the next twelve months is $15.0 million.

Commencing with the delivery of the compliance certificate for fiscal year 2021, the Company may be required to prepay borrowings under the Fourth Amended Credit Facility using excess cash flows for each fiscal year, depending on the Company’s leverage ratio.

As of March 31, 2021, the Company had an outstanding principal balance of $160.0 million under the Term Loan Facility, from which $15 million is expected to have a maturity date in next twelve months. As of March 31, 2021, the Company had no borrowings under the Revolving Credit Facility, therefore all $70.0 million remained available for borrowing.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of March 31, 2021, the Company is required to maintain a Total Leverage Ratio (as defined in the Fourth Amended Credit Facility) of no more than 4.75:1 and Fixed Charge Coverage Ratio (as defined in the Fourth Amended Credit Facility) of at least 1.15:1. As of March 31, 2021, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 2.1:1 and 4.6:1.

As of March 31, 2021, the interest rate under the Fourth Amended Credit Facility is LIBOR plus a margin ranging from 1.75% to 3.25%, or a base rate (as defined in the Fourth Amended Credit Facility) plus a margin ranging from 0.75% to 2.25%, or the Prime Rate. The applicable margins vary depending on Company’s leverage ratio. Commitment fees are equal to the daily average unused revolving commitment multiplied by the commitment fee percentage, ranging from 0.35% to 0.575%, based on our leverage ratio.

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

The Company may prepay borrowings under the Fourth Amended Credit Facility revolving loan without penalty (subject to certain conditions and certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Once reduced or cancelled, the Revolving Credit Facility may not be increased or reinstated without the prior written consent of all lenders. During the first quarter of 2021, the Company made a $20.0 million optional prepayment on its Term Loan Facility in addition to a $2.5 million mandatory payment.

As of March 31, 2021, $142.5 million “Long-term debt, net” in the Company’s consolidated balance sheet represents the $160.0 million outstanding loan amount under the Fourth Amended Credit facility, net of $2.5 million unamortized debt issuance costs and $15.0 million mandatory principal payment that are due in next twelve months and are presented as “Current portion of long-term debt” in the Current liabilities section of the Company’s consolidated balance sheets.

The Company believes that the expected cash flows from operating activities and the $70.0 million available under its Fourth Amended Credit Facility as of March 31, 2021 will be sufficient to support its current operations, meet its debt obligations and fulfill its capital expenditure plans for the twelve months from filing of Form 10-Q for the quarter ended March 31, 2021; however, the Company is surrounded by uncertainty about COVID-19 and the reopening of its operations, as well as financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow in the upcoming months or if its cash needs exceed the Company’s borrowing capacity under the Fourth Amended Credit Facility, it could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

NOTE 7. TAXES

For the three months ended March 31, 2021 and 2020, the Company’s effective tax rate was 15.6% and 4.3%, respectively. The effective tax rate for the three months ended March 31, 2021 was a result of the excess tax benefit on stock option exercises The effective tax rate for the three months ended March 31, 2020 was a result of the high weight of tax credits and excess tax benefit on stock option exercises on the provision for income taxes, as the quarterly income was negatively impacted by the suspension of the operations in mid-March of 2020.

As of March 31, 2021, $23.4 million “Income taxes receivable” in the Company’s consolidated balance sheet represents the $24.9 million expected federal and state tax refund for 2020 tax year, net of $1.5 million provision for income tax for the first quarter of 2021.

Deferred tax assets were evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.

No uncertain tax positions were recorded as of March 31, 2021 and 2020. No change in uncertain tax positions is anticipated over the next twelve months.

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

On March 26, 2021, PCL filed a mechanics’ lien foreclosure action in District Court, County of Gilpin, Colorado, against the Company and its Colorado subsidiaries, in connection with the Company’s expansion plans for Monarch Casino Resort Spa Black Hawk. The complaint essentially mirrors the claims and allegations made by PCL in the lawsuit it previously filed in the City and County of Denver, Colorado, as described above. The new lawsuit includes an additional claim, however, for foreclosure of PCL’s purported mechanics’ lien against the property on which the Monarch Casino Resort Spa Black Hawk is situated (the “Property”). PCL also joined additional parties who may claim a purported lien against the Property, as is typical. On April 16, 2021, PCL filed an amended complaint, joining more such parties.

Because PCL’s mechanics’ lien action in the County of Gilpin mirrors the claims and allegations in the action PCL filed in the City and County of Denver, Monarch filed a motion to consolidate both actions into one action in the County of Gilpin. The motion was filed on April 19, 2021, before the Colorado Panel on Consolidated Multidistrict Litigation. The Panel has set the motion for hearing on June 11, 2021.

Monarch has not yet filed an answer or otherwise responded to PCL’s amended complaint, nor has a trial of the matter been set. Monarch intends to defend against PCL’s claim and seek to expunge or reduce the liens.

The Company recognized $0.6 million and $0.2 million in construction litigation expense relating to this lawsuit for the three months ended March 31, 2021 and 2020, respectively, which are included in Other operating items, net on the Consolidated Statements of Operations.

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

NOTE 10. SUBSEQUENT EVENT

The Company entered into an amendment to the Fourth Amended Credit Facility with an effective date of April 30, 2021.  Based on the amendment the Company is required to maintain a Total Leverage Ratio of no more than 4.00:1.00. The amendment removes the requirement for 0.50% LIBOR floor.

As of the effective date of this amendment, the interest rate is LIBOR plus a margin ranging from 1.00% to 2.00%, or a base rate (as defined in the Fourth Amended Credit Facility) plus a margin ranging from 0.00% to 1.00%, or the Prime Rate. The applicable margins vary depending on the Company’s leverage ratio. Commitment fees are equal to the daily average unused revolving commitment multiplied by the commitment fee percentage, ranging from 0.175% to 0.325%, based on our leverage ratio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our,” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “will,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” or “we cannot assure you,” “although no assurance can be given,” Examples of forward-looking statements include, among others, statements we make regarding: (i) the impact of the COVID-19 pandemic on our revenues, cash flows, liquidity, construction projects, results of operations and financial condition; (ii) our expectations regarding the return to normalized operations; (iii) our beliefs regarding the sufficiency of our cash and other financial resources; (iv) our expectations regarding discussions with our lenders about refinancing and/or additional relief options and steps under the Amended Credit Facility that may be requested in light of currently-changing circumstances, as well as our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers; (v) our expectations regarding changes in our operations and services relating to restrictions in occupancy and social distancing requirements; (vi) our beliefs regarding the effectiveness of the actions we've taken with respect to the COVID-19 pandemic and the quality of our properties as key factors in Monarch's long-term success; (vii) our expectations and beliefs concerning the project scope, timing for completion, receipt of all occupancy and other regulatory approvals for portion of the expansion project, impact of the ongoing construction litigation, budget and estimated costs, pre-opening expenses, transformative potential and our continued investment in our expansion project at the Monarch Casino Black Hawk (the "Monarch Black Hawk Expansion"); (viii) our expectations regarding financing of the Monarch Black Hawk Expansion; (ix) our expectations and intentions regarding the expenses, defenses and outcomes of the lawsuit filed by the construction project general contractor against us; (x) our expectations regarding our business prospects, strategies and outlook; (xi) our expectations regarding the positioning of our properties to benefit from future macro and local economic growth; (xii) our expectations regarding future capital requirements; (xiii) our anticipated sources of funds and adequacy of such funds to meet our debt obligations and capital requirements; and (xiv) our expectations regarding legal and other matters.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	continuing adverse impacts of the COVID-19 pandemic on our business, constructions projects, financial condition and operating results, including access to capital markets;
●	continuing adverse impacts of the COVID-19 pandemic on short-term and long-term travel, leisure and discretionary spending habits and practices of our guests;
●	continuing actions by government officials at the federal, state or local level, including, without limitation, further temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders, in connection with the COVID-19 pandemic;
●	impact of any further temporary or extended shutdowns on our ability to maintain compliance with the terms and conditions of our credit facilities and other material contracts;
●	our ability to manage guest safety concerns caused by the COVID-19 pandemic;
●	our ability to negotiate relief options and any further amendments to our Fourth Amended Credit Facility;
●	our ability to maintain strong relationships with our regulators, employees, lenders, suppliers, insurance carriers, customers and other stakeholders;
●	impact of any uninsured losses;

●	the adverse impact of cancellations and/or postponements of hotel stays and convention and trade shows on our business, market position, growth, financial condition and operating results;
●	a delay in or failure of the changes in guest visitation, entertainment choices and spending patterns, including a decrease in overall long-term demand after reopening our casinos and the initial pent-up demand, due to health and other concerns, to return to normalized pre-pandemic levels;
●	the impact of social distancing requirements and other health and safety protocols implemented at our properties, including a reduction in operating margins (or negative operating margins);
●	potentially uninsurable liability exposure to customers and staff should they become (or allege that they have become) infected with COVID-19 while at one of our resorts;
●	unwillingness of employees to report to work due to the adverse effects of the COVID-19 pandemic or to otherwise conduct work under any revised work environment protocols;
●	the potential of increases in state and federal taxation to address budgetary and other impacts of the COVID-19 pandemic;
●	the potential of increased regulatory and other burdens to address the direct and indirect impacts of the COVID-19 pandemic;
●	our ability to successfully implement our business and growth strategies;
●	our ability to realize the anticipated benefits of our expansion and renovation projects, including the Monarch Black Hawk Expansion;
●	construction factors, including delays, disruptions, construction defects, increased costs of labor and materials, contractor disagreements, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, occupancy and building permit issues and other regulatory approvals or issues;
●	our ongoing disputes over costs of and responsibility for delays, construction defects and other construction related matters with our Monarch Casino Black Hawk general contractor, PCL Construction Services, Inc.(“PCL”), including, as previously reported, the litigation against us by such contractor and our filing of affirmative defenses and extensive counterclaims against PCL;
●	our potential need to post bonds or other forms of surety to support our legal remedies;
●	risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems and delays; construction defects; shortages of materials or skilled labor; environmental, health and safety issues; weather and other hazards, site access matters, and unanticipated cost increases);
●	risks related to pending litigation, which is costly and time-consuming to defend, and if decided against us, could require us to pay substantial judgments or settlements. We cannot predict with certainty the outcomes of such legal proceedings, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur;
●	our ability to generate sufficient operating cash flow to service our debt obligations and working capital needs and to help finance our expansion plans;
●	our ability to effectively manage expenses to optimize our margins and operating results;
●	guest acceptance of our expanded facilities once completed and the resulting impact on our market position, growth and future financial results;
●	our ability to successfully complete potential acquisitions and investments;
●	access to capital and credit, including our ability to finance future business requirements ;
●	risks related to our present indebtedness and future borrowings;
●	adverse trends in the gaming industry;
●	changes in patron demographics;
●	general market and economic conditions, including but not limited to, the effects of local and national economic, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;
●	the impact of rising interest rates and our ability to refinance debt as it matures at commercially reasonable rates or at all;
●	fluctuations in interest rates, including the impact of any discontinuance, modification or other reform of LIBOR, or the establishment of alternative reference rates;
●	our ability to continue to comply with the covenants and terms of our credit instruments;
●	our dependence on two resorts;
●	ability of large stockholders to influence our affairs;
●	our dependence on key personnel;

●	the availability of adequate levels of insurance;
●	changes in federal, state, and local laws and regulations, including environmental and gaming licenses or legislation and regulations, and laws and regulations permitting expanded and other forms of gaming in our key markets;
●	ability to obtain and maintain gaming and other governmental licenses and regulatory approvals;
●	any violations by us of the anti-money laundering laws;
●	cybersecurity risks, including misappropriation of customer information or other breaches of information security;
●	impact of natural disasters, severe weather, terrorist activity and similar events;
●	our competitive environment, including increased competition in our target market areas;
●	increases in the effective rate of taxation at any of our properties or at the corporate level;
●	our ability to successfully estimate the impact of accounting, tax and legal matters; and
●	risks, uncertainties and other factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K") and our other filings with the Securities and Exchange Commission.

Any forward-looking statement made by us in this Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update or revise any forward-looking statements as a result of future developments, events or conditions, except as required by law. New risks emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements.

OVERVIEW

Monarch was incorporated in the state of Nevada in 1993. We own and operate the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and Monarch Casino Resort Spa Black Hawk (the “Monarch Black Hawk”), a casino in Black Hawk, Colorado. In addition, we own separate parcels of land located next to the Atlantis and a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Casino Black Hawk.

We earn revenues, operating income and cash flow from Atlantis and Monarch Black Hawk, primarily through our casino, food and beverage operations, and hotel operations. We focus on delivering exceptional service and value to our guests. Our hands-on management style focuses on customer services and cost efficiencies.

Atlantis: Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and hotel operations. We continuously upgrade our property and invest in technology. Reno remains a very healthy local-oriented market. The tight employment environment and wage pressure remain key challenges. We expect this to be a recurring trend for the market and Atlantis in the years ahead but we remain confident that our operating strategies will allow Atlantis to grow revenue as our market share continues to expand. With quality gaming, hotel and dining products, we believe the Atlantis is well positioned to benefit from future macro and local economic growth, as well as for possible adverse macro-economic conditions

Monarch Casino Black Hawk: Since the acquisition of Monarch Casino Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and working on the major expansion. In August 2015, we completed the redesign and upgrade of the existing Monarch Black Hawk property. In November 2016, we opened for guest use a new nine-story parking structure with approximately 1,350 spaces and additional valet parking, with total property capacity of approximately 1,500 spaces. In the fourth quarter of 2020 we began a phased opening of our hotel tower and expanded casino floor. Construction at the property is currently underway to redesign and upgrade part of the legacy building, which will complete the transformation of the property into a full-scale casino resort. This last stage of the project, which includes converting the existing buffet to a specialty restaurant and adding a poker room, a sports lounge, a keno counter and additional slot machines, is expected to open in 2021. Through its superior product and service, the property is designed to attract and retain the highest tier guests in the market.

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

RESULTS OF OPERATIONS

Impact of the COVID-19 Pandemic

Monarch operating results for the three months ended March 31, 2020 and 2021 were impacted by the COVID-19 pandemic. The first quarter of 2020 was significantly impacted by the unprecedented government-mandated closure of our Nevada and Colorado properties in response to the COVID 19 pandemic, which lasted approximately three months. The first quarter of 2021 was impacted by the ongoing government imposed restrictions on our operations and additional COVID-19 safety protocols after resuming operations. At the same time our results of operation for the first quarter of 2021 benefitted from the pent-up demand with patrons across the gaming industry, particularly in regional gaming markets.

In March 2020, the World Health Organization declared the rapidly growing COVID-19 outbreak a global pandemic. On March 16, 2020, in an effort to contain the virus, the state of Colorado mandated a temporary shutdown of all casinos including Monarch Casino Black Hawk and, on March 17, 2020, the state of Nevada mandated the temporary closure of all casinos including the Atlantis in Reno.

Our Nevada and Colorado properties partially reopened with limited operations on June 4, 2020 and June 17, 2020, respectively. Changes were made from routine operations relating to restrictions in occupancy and social distancing requirements, which include reduced seating at table games and in all restaurants, and a decreased number of active slot machines on the casino floors. The convention business at Atlantis was affected by the state-mandated gathering limits. We have experienced hotel stay and convention booking cancelations, and since the reopening, guest visitation and hotel and convention bookings have been lower than prior to the state-mandated closures, and are expected to remain lower for the near future.

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

While we have incurred significant disruptions from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration and severity of the disease, the possibility of the outbreak levels seen to return, the long-term impact on demand following the reopening of our casinos, and other actions or restrictions that may be taken by governmental authorities, the impact thereof to the general U.S economy and to our customers. We will continue to evaluate the nature and extent of the impact to our business, results of operations, and financial condition.

Monarch Casino Resort Spa Black Hawk expansion

First quarter of 2021 results benefited from the phased opening of operations at our newly transformed Monarch Casino Resort Spa Black Hawk, which opening started in the fourth quarter of 2020. By the end of the first quarter of 2021, we had approximately 350 hotel rooms available for guest occupancy. In February we opened our spa, pool and fitness center. The new restaurants were gradually increasing hours of operation and operational capacity up to the limits allowed by the government at that time. In the face of continued COVID limitation during the first quarter of 2021, with the opening of our expanded casino floor, we had increased the slot machines by approximately 150 and table games by 6, compared to the pre-COVID active gaming devices at Monarch Black Hawk.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2021 and 2020

For the three months ended March 31, 2021, our net income totaled $8.2 million, or $0.42 per diluted share, compared to net income of $2.0 million, or $0.11 per diluted share for the same period in 2020, reflecting a 303.7% and 281.8% increase in net income and diluted earnings per share, respectively. Net revenues in the three months ended March 31, 2021, totaled $75.0 million, an increase of $23.9 million, or 46.9%, compared to the three months ended March 31, 2020. Income from operations for the three months ended March 31, 2021 totaled $11.3 million compared to $2.1 million for the same period in 2020.

Casino revenue increased 73.3% in the first quarter of 2021 compared to the first quarter of 2020. The increase in casino revenue was driven by the increase is gaming devices with the opening of our expanded casino in Black Hawk, a full quarter of operations at the Company’s properties in Reno and Black Hawk (the prior year quarter was partially impacted by pandemic-related shutdowns), and higher guest spend per visit. Casino operating expense as a percentage of casino revenue decreased to 29.0% for the three months ended March 31, 2021 compared to 35.5% for the three months ended March 31, 2020, as a result of effective cost management and higher casino revenue at both properties.

Food and beverage revenue for the first quarter of 2021 increased 9.8% compared to the first quarter of 2020 due to food and beverage revenue per cover increased year-over-year by 21.5% an 9.7% decrease in food and beverage covers. The increase in food and beverage revenue per cover is a result of an increase in fine dining restaurants, with the opening of new restaurants in Monarch Black Hawk and menu price adjustments. The decrease in covers is a result of capacity and other regulatory limitations which remain in effect in Reno and Black Hawk due to the ongoing pandemic. Food and beverage operating expense as a percentage of food and beverage revenue increased in the first quarter of 2021 to 87.0% compared to 84.8% for the same quarter in 2020 primarily as a result of ongoing capacity restrictions in the Company’s food and beverage outlets.

Hotel revenue increased 34.6% in the first quarter of 2021 compared to the same quarter of 2020 as a result of increase in available rooms by 390 daily on average, primarily as a result of the phased opening of the hotel in Monarch Black Hawk. Hotel occupancy was 71.1% during the period compared to 75.4% during the first quarter of 2020. The ADR decreased by $14.61 ($111.70 in the first quarter of 2021and 126.31 in the first quarter of 2020). Occupancy and ADR were negatively impacted by the continuing COVID-19 pandemic government-enforced restrictions and by the continuing decline of travel and convention businesses in general due to the pandemic. REVPAR, was $86.59 and $100.57 for the three months ended March 31, 2021 and 2020, respectively. Hotel operating expense as a percentage of hotel revenue increased to 49.2% in the first quarter of 2021 compared to 46.6% for the comparable prior year period primarily as a result of the decrease in ADR and the ramp-up in hotel operation at Monarch Black Hawk. In addition, higher housekeeping expenses related to labor shortage and wage pressure, as well as to COVID-19 safety protocols had a negative effect on the hotel margins.

Other revenue increased 16.0% in the first quarter of 2021 compared to the same prior year period.

SG&A expense increased to $19.9 million in the first quarter of 2021 from $17.2 million in the first quarter of 2020 primarily due to: a $1.2 million increase in advertising expenses; a $0.9 million increase in labor expense; and a $0.6 million increase in property tax expense. As a percentage of net revenue, SG&A expense decreased to 26.6% in the first quarter of 2021 compared to 33.7% in the same period in 2020.

Depreciation and amortization expense increased to $9.5 million for the three months ended March 31, 2021 compared to $3.8 million for the same prior year period, due to new assets placed into service with the opening of our hotel building and expanded casino at Monarch Black Hawk.

During the first quarter of 2021, we recognized $0.6 million in professional service fees relating to our construction litigation, and $0.1 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations. During the first quarter of 2020, we recognized $0.8 million in pre-opening expense related to the upcoming opening of the new hotel and expanded casino in Black Hawk, $0.4 million Colorado legislation lobbing expenses, and $0.1 million in professional service fees relating to our construction litigation. These expenses are included in Other operating items, net in the Consolidated Statement of Operations.

During the first quarter of 2021 we recognized $1.6 million in interest expense. In the first quarter of 2020, we capitalized $1.8 million of interest, as the borrowings on our Amended Credit Facility were exclusively used to finance the Monarch Black Hawk Expansion ongoing at that time project. See further discussion of our Fourth Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests. In addition, we have invested, and continue to invest, in our Monarch Black Hawk Expansion.

Cash paid for capital expenditures for the three-month periods ended March 31, 2021 and 2020 totaled $5.9 million and $13.7 million, respectively. During the three-month period ended March 31, 2021 our capital expenditures related primarily to redesign of part of the legacy Monarch Black Hawk building and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. During the three-month period ended March 31, 2020, our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Black Hawk and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Casino Black Hawk. The capital expenditures during both periods were funded from available cash and borrowings from the credit facility and in the first quarter of 2021 with cash from Company’s operating cash flows.

Monarch Black Hawk Expansion

In the fourth quarter of 2013, we began work to convert the Monarch Casino Black Hawk into a full-scale casino resort (the “Monarch Black Hawk Expansion”).The Monarch Black Hawk Expansion includes a multi-phased expansion of Monarch Casino Black Hawk, which involves construction of a new parking structure, demolition of the existing parking structure, and construction of a new hotel tower and casino expansion.

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

We expect to finance the remaining cost through a combination of operating cash flows, available cash and available and the Fourth Amended Credit Facility, if necessary. We can provide no assurance that any project will be completed on schedule, if at all, or within established budgets, or that any project will result in increased earnings to us. Further, although we intend to seek recovery from our general contractor through the current litigation, we may be required to fund certain costs of correcting construction defects and deficiencies until, and if, recovered from the general contractor.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations, and available cash, and, for capital expansion projects, borrowings available under our credit facility.

For the three months ended March 31, 2021, net cash provided by operating activities totaled $21.9 million, compared to net cash used in operating activities of $7.5 million in the same prior year period. This increase was primarily a result of an increase in net income and increase in depreciation, combined with a decrease in working capital.

Net cash used in investing activities totaled $5.9 million and $13.7 million during the three months ended March 31, 2021 and 2020, respectively. Net cash used in investing activities during the first three months of 2021 consisted primarily of cash used for redesign of part of the legacy Monarch Black Hawk building and for acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first three months of 2020 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Black Hawk and for acquisition of gaming and other equipment at both properties.

Net cash used for financing activities in the first three months of 2021 totaled $20.1 million and consisted of $22.5 million principal payments offset by $2.4 million proceeds from the stock options exercise. There were no financing activities during the first three months of 2020.

Fourth Amended Credit Facility

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

We are required to make quarterly principal payments under the Term Loan Facility on each Term Loan Installment Date, commencing on December 31, 2020, in an amount equal to (x) the percentage set forth opposite the applicable period during which such Term Loan Installment Date occurs (i.e., 1.25% for the period from December 31, 2020 to September 30, 2021, and 2.50% for the period from December 31, 2021 and thereafter) multiplied by (y) $200.0 million. The estimated amount of the mandatory principle payment due in next twelve months is $15.0 million.

Commencing with the delivery of the compliance certificate for fiscal year 2021, we may be required to prepay borrowings under the Fourth Amended Credit Facility using excess cash flows for each fiscal year, depending on our leverage ratio.

As of March 31, 2021, we had an outstanding principal balance of $160.0 million under the Term Loan Facility, from which $15 million is expected to have a maturity date in next twelve months. As of March 31, 2021, we had $70.0 million available borrowings under the Revolving Credit Facility. We have a $0.6 million Standby Letter of Credit, from which there have been no withdrawals.

Borrowings are secured by liens on substantially all of our real and personal property.

In addition to other customary covenants for a facility of this nature, as of March 31, 2021, we are required to maintain a Total Leverage Ratio (as defined in the Fourth Amended Credit Facility) of no more than 4.75:1; Fixed Charge Coverage Ratio (as defined in the Fourth Amended Credit Facility) of at least 1.15:1; and Minimum Operational Liquidity (as defined in the Fourth Amended Credit Facility) of $25.0 million. As of March 31, 2021, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 2.1:1 and 4.6:1, respectively.

We entered into an amendment to the Fourth Amended Credit Facility effective as of April 30, 2021. Based on the amendment, we are required to maintain a Total Leverage Ratio of no more than 4.00:1.00. The amendment removes the requirement for 0.50% LIBOR floor. As of the effective date of this amendment, the interest rate is LIBOR plus a margin ranging from 1.00% to 2.00%, or a base rate (as defined in the Fourth Amended Credit Facility) plus a margin ranging from 0.00% to 1.00%, or the Prime Rate. The applicable margins vary depending on our leverage ratio. Commitment fees are equal to the daily average unused revolving commitment multiplied by the commitment fee percentage, ranging from 0.175% to 0.325%, based on our leverage ratio.

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

We may prepay borrowings under the Fourth Amended Credit Facility revolving loan without penalty (subject to certain conditions and certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Once reduced or cancelled, the Revolving Credit Facility may not be increased or reinstated without the prior written consent of all lenders. During the first quarter of 2021, we made a $20.0 million optional prepayment on our Term Loan Facility in addition to a $2.5 million mandatory payment.

We believe that our anticipated operating cash flow and the $70.0 million available under our Fourth Amended Credit Facility as of March 31, 2021 will be sufficient to sustain operations for the twelve months from filing of Form 10-Q for the quarter ended March 31, 2021 and fulfill our capital expenditure plans. However, we are surrounded by uncertainty about COVID-19, as well as financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed our borrowing capacity under the Fourth Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Form 10-K. For a more extensive discussion of our accounting policies, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our 2020 Form 10-K filed with the SEC on March 12, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Our current primary market risk exposure is interest rate risk relating to the impact of interest rate movements under our Fourth Amended Credit Facility.

As of March 31, 2021, we had $160.0 million of outstanding balance under our Fourth Amended Credit Facility. A hypothetical 1% increase in the interest rate on the balance outstanding under the Fourth Amended Credit Facility at March 31, 2021 would result in a change in our annual interest cost of approximately $1.6 million. See “Liquidity and Capital Resources” for further discussion of our Fourth Amended Credit Facility and capital structure.

We have not entered into derivative financial instruments for trading or speculative purposes.

We do not have any cash or cash equivalents as of March 31, 2021 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 9 "Legal Matters” to our consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in Item 1A of our 2020 Form 10-K.

We encourage investors to review the risks and uncertainties relating to our business disclosed under the heading Risk Factors or otherwise in the 2020 Form 10-K, as well as those contained in Part I - Forward-Looking Statements thereof, as revised or supplemented by our Quarterly Reports filed with the SEC since the filing of the 2020 Form 10-K.

ITEM 5: OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No	Description

10.3*

Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 30, 2021, among Monarch Casino & Resort, Inc., Golden Road Motor Inn, Inc. and Monarch Growth Inc., as Borrowers, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: May 7, 2021	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)