Form 10-Q
period 2021-06-30
MONARCH CASINO & RESORT INC
filed 2021-08-06
CIK 907242

c

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,599,516 shares of common stock are outstanding as of August 1, 2021.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Casino	$57,673	$9,910	$104,584	$36,975
Food and beverage	22,116	2,893	38,322	17,656
Hotel	13,953	1,472	22,588	7,889
Other	3,977	881	7,185	3,647
Net revenues	97,719	15,156	172,679	66,167

Operating expenses
Casino	18,304	2,652	31,922	12,270
Food and beverage	17,505	2,795	31,600	15,319
Hotel	5,389	910	9,640	3,898
Other	1,992	420	3,512	1,871
Selling, general and administrative	20,607	8,870	40,532	26,064
Depreciation and amortization	9,360	3,833	18,874	7,653
Other operating items, net	812	1,157	1,566	2,462
Total operating expenses	73,969	20,637	137,646	69,537
Income (loss) from operations	23,750	(5,481)	35,033	(3,370)

Other expense
Interest expense, net of amounts capitalized	(1,276)	—	(2,895)	—

Income (loss) before income taxes	22,474	(5,481)	32,138	(3,370)
(Provision) benefit for income taxes	(4,325)	1,134	(5,835)	1,043
Net income (loss)	$18,149	$(4,347)	$26,303	$(2,327)

Earnings (losses) per share of common stock
Net income
Basic	$0.98	$(0.24)	$1.42	$(0.13)
Diluted	$0.93	$(0.24)	$1.36	$(0.13)

Weighted average number of common shares and potential common shares outstanding
Basic	18,595	18,181	18,538	18,169
Diluted	19,465	18,181	19,381	18,169

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$28,296	$28,310
Receivables, net	8,672	3,736
Income taxes receivable	25,063	24,894
Inventories	6,077	7,823
Prepaid expenses	7,083	8,393
Total current assets	75,191	73,156
Property and equipment, net	565,877	572,507
Goodwill	25,111	25,111
Intangible assets, net	539	973
Deferred income taxes	130	130
Total assets	$666,848	$671,877
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$17,500	$12,500
Accounts payable	13,790	11,655
Construction accounts payable	50,056	49,771
Accrued expenses	41,902	34,705
Short-term lease liability	654	813
Total current liabilities	123,902	109,444
Deferred income taxes	13,221	13,220
Long-term lease liability	13,738	13,984
Long-term debt, net	114,900	167,162
Total liabilities	265,761	303,810
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 18,599,516 outstanding at June 30, 2021; 18,426,130 outstanding at December 31, 2020	191	191
Additional paid-in capital	38,843	34,498
Treasury stock, 496,784 shares at June 30, 2021; 670,170 shares at December 31, 2020	(6,500)	(8,872)
Retained earnings	368,553	342,250
Total stockholders’ equity	401,087	368,067
Total liabilities and stockholders’ equity	$666,848	$671,877

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares, Unaudited)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2021	18,426,130	$191	$34,498	$342,250	$(8,872)	$368,067
Exercise of stock options, net	91,831	—	1,143	—	1,266	2,409
Stock-based compensation expense	—	—	1,280	—	—	1,280
Net income	—	—	—	8,154	—	8,154
Balance, March 31, 2021	18,517,961	$191	$36,921	$350,404	$(7,606)	$379,910
Exercise of stock options, net	81,555	—	675	—	1,106	1,781
Stock-based compensation expense	—	—	1,247	—	—	1,247
Net income	—	—	—	18,149	—	18,149
Balance, June 30, 2021	18,599,516	$191	$38,843	$368,553	$(6,500)	$401,087

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2020	18,141,383	$191	$35,215	$318,572	$(12,777)	$341,201
Exercise of stock options, net	30,545	—	(428)	—	428	—
Stock-based compensation expense	—	—	873	—	—	873
Net income	—	—	—	2,020	—	2,020
Balance, March 31, 2020	18,171,928	$191	$35,660	$320,592	$(12,349)	$344,094
Net exercise of stock options	17,634	—	(552)	—	246	(306)
Stock-based compensation expense	—	—	981	—	—	981
Net loss	—	—	—	(4,347)	—	(4,347)
Balance, June 30, 2021	18,189,562	$191	$36,089	$316,245	$(12,103)	$340,422

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$26,303	$(2,327)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,874	7,653
Amortization of deferred loan costs	238	269
Stock-based compensation	2,527	2,182
Provision for bad debts	24	46
(Gain) loss on disposition of assets	(14)	5
Non cash operating lease expense	(9)	—
Deferred income taxes	1	—
Changes in operating assets and liabilities:
Receivables	(4,960)	(339)
Income taxes	(169)	(1,043)
Inventories	1,746	(259)
Prepaid expenses	1,310	2,823
Accounts payable	2,135	(10,446)
Accrued expenses	7,197	(8,581)
Net cash provided by (used in) operating activities	55,203	(10,017)

Cash flows from investing activities:
Proceeds from sale of assets	13	24
Change in construction payable	285	(4,428)
Acquisition of property and equipment	(12,205)	(18,164)
Net cash used in investing activities	(11,907)	(22,568)

Cash flows from financing activities:
Payroll taxes from net exercise of stock options	(403)	(634)
Proceeds from exercise of stock options	4,593	—
Long-term debt borrowings	—	16,000
Principal payments on long-term debt	(47,500)	(5,000)
Net cash (used in) provided by financing activities	(43,310)	10,366

Change in cash and cash equivalents	(14)	(22,219)
Cash and cash equivalents at beginning of period	28,310	60,539
Cash and cash equivalents at end of period	$28,296	$38,320

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$2,207	$—
Cash paid for income taxes	$6,005	$—

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED JUNE 30, 2021

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Monarch Casino & Resort, Inc. was incorporated in 1993. Unless otherwise indicated, “Monarch,” “us,” “we,” and the “Company” refer to Monarch Casino & Resort, Inc. and its subsidiaries. Monarch owns and operates the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and Monarch Casino Resort Spa Black Hawk, a casino in Black Hawk, Colorado (the “Monarch Black Hawk”). In addition, Monarch owns separate parcels of land located next to the Atlantis and a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Black Hawk. Monarch also owns Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

The accompanying unaudited consolidated financial statements include the accounts of Monarch and its subsidiaries (the “Consolidated Financial Statements”). Intercompany balances and transactions are eliminated.

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Our Nevada and Colorado properties reopened with limited operations on June 4, 2020 and June 17, 2020, respectively. During a part of the second quarter of 2021, we continued to operate under limited government-enforced capacity restrictions. We were consistently adjusting our routine operations to restrictions in occupancy and social distancing requirements, which include reduced seating at table games at and in all restaurants, and a decreased number of active slot machines on the casino floors. The convention business at Atlantis was adversely affected by the state-mandated gathering limits. We have experienced hotel stay and convention booking cancelations, and since the reopening, guest visitation and hotel and convention bookings have been inconsistent. At the same time, however, our results of operation for the first half of 2021 benefited from pent-up demand with patrons across the gaming industry, particularly in regional gaming markets.

The Company has taken steps to mitigate the effects of the COVID-19 pandemic and uncertainty by reducing the operating expenses taking advantage of federal and state government programs that support companies affected by the COVID-19 pandemic and their employees, and entering into an amended and restated credit agreement with its lender, which extended the maturity date of the Company’s credit facility to September 3, 2023 and increased the aggregated principal amount of the facility from $241.3 million to $270.0 million (consisting of a $200.0 million term loan and a $70.0 million revolving credit facility) with an option to increase the facility by up to an additional $75.0 million revolving line of credit. See NOTE 6. LONG-TERM DEBT. In addition, we had strongly encouraged team members to obtain the COVID-19 vaccination to ensure the safety of our team members and guests.

The Company believes that its anticipated cash flows from operating activities, combined with the $70.0 million available under its Amended Credit Facility (as defined below), will be sufficient to fund its operations, meets its debt obligations and fulfill its capital expenditure plans for the next twelve months.

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

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations in April 2012. As of June 30, 2021, we had goodwill totaling $25.1 million related to the purchase of Monarch Black Hawk, Inc.

ASC Topic 350 requires that goodwill be tested for impairment between annual tests if an event or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We performed an assessment to determine whether events or circumstances such as those described in ASC 350-20-35-3C existed and we determined that they did not exist during the interim period; therefore, an interim impairment test was not performed.

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

Property and Equipment, net:

Property and Equipment, net consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Land	$32,986	$32,986
Land improvements	9,898	9,847
Buildings	469,119	471,819
Buildings improvements	35,146	33,681
Furniture and equipment	220,469	229,052
Construction in progress	19,393	6,257
Right of use assets	14,388	14,784
Leasehold improvements	3,848	3,848
	805,247	802,274
Less accumulated depreciation and amortization	(239,370)	(229,767)
Property and equipment, net	$565,877	$572,507

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

For assets to be held and used, the Company reviews fixed assets for impairment annually during the fourth quarter of each year or whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For the three and six months periods ended June 30, 2021 and 2020, there were no impairment charges.

Segment Reporting:

The accounting guidance for disclosures about segments of an enterprise and related information requires separate financial information to be disclosed for all operating segments of a business. The Company determined that the Company’s two operating segments, Atlantis and Monarch Black Hawk, meet the aggregation criteria stipulated by ASC 280-10-50-11. The Company views each property as an operating segment and the two operating segments have been aggregated into one reporting segment.

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

As of June 30, 2021, debt issuance costs, net of amortization, were $2.6 million.

Capitalized Interest:

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. No capitalized interest was recognized in the three and six months ending June 30, 2021, as the Monarch Black Hawk expansion project was substantially completed in the fourth quarter of 2020. The Company capitalized $1.4 million and $3.2 million during the three and six months ended June 30, 2020, respectively.

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

As of June 30, 2021, the Company had estimated the obligations related to the players’ club program at $9.9 million, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheet.

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

Credit Losses

The Company extends short-term credit to its gaming customers. Such credit is non-interest bearing and is due on demand. In addition, the Company also has receivables due from hotel guests and convention groups and events, which are primarily secured with a credit card. An allowance for doubtful accounts is set up for all Company receivables based upon the Company’s historical collection and write-off experience and taking into consideration the current economic conditions and management’s expectations of future economic conditions. The allowance is applied even when the risk of credit loss is remote. When a situation warrants, the Company may create a specific identification reserve for a high collection risk receivables. The Company writes off its uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables approximates fair value due to the short-term nature of the receivables.

Other Operating items, net:

Other operating items, net, in general consist of miscellaneous operating charges or proceeds. For the three months ended June 30, 2021, Other operating items, net, was $0.8 million and represents primarily professional services relating to our construction litigation. For the three months ended June 30, 2020, Other operating items, net, was $1.2 million and included: $0.2 million in pre-opening expenses relating to the Monarch Black Hawk Expansion project; $0.2 million in professional services relating to our construction litigation; $0.5 million in Colorado legislation lobbying expenses; and $0.3 million equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations. For the six months ended June 30, 2021, Other operating items, net, was $1.6 million and represents primarily $1.5 million professional services relating to our construction litigation and $0.1 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations. For the six months ended June 30, 2020, Other operating items, net, was $2.5 million and included: $1.0 million in pre-opening expenses relating to the Monarch Black Hawk Expansion project; $0.3 million in professional services relating to our construction litigation; $0.9 million in Colorado legislation lobbying expenses; and $0.3 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations.

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

As of June 30, 2021, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (as defined and discussed in NOTE 5. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

Upon adoption of the new lease standard, incremental borrowing rates used for existing leases were established using the rates in effect as of the lease inception or modification date. The weighted-average incremental borrowing rate of the leases presented in the lease liability as of June 30, 2021 was 4.33%.

The weighted-average remaining lease term of the leases presented in the lease liability as of June 30, 2021 was 21.0 years.

Cash paid related to the operating leases presented in the lease liability for each of the six months ended June 30, 2021 and 2020, was $0.7 million.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Casino	$71	$56	$113	$56
Food and beverage	22	12	68	69
Hotel	40	27	72	55
Selling, general and administrative	1,114	886	2,274	1,674
Total stock-based compensation, before taxes	1,247	981	2,527	1,854
Tax benefit	(262)	(206)	(531)	(389)
Total stock-based compensation, net of tax	$985	$775	$1,996	$1,465

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

	Three months ended June 30,
	2021		2020
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,595	$0.98	18,181	$(0.24)
Effect of dilutive stock options	870	(0.05)	—	—
Diluted	19,465	$0.93	18,181	$(0.24)

	Six months ended June 30,
	2021		2020
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,538	$1.42	18,169	$(0.13)
Effect of dilutive stock options	843	(0.06)	—	—
Diluted	19,381	$1.36	18,169	$(0.13)

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended June 30, 2021 and 2020, options for approximately 235 thousand and 1,122 thousand shares, respectively, were excluded from the computation. For the six months ended June 30, 2021 and 2020, options for approximately 199 thousand and 1,085 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center, consisting of an approximate 46,000 square-foot commercial building on approximately 4.2 acres of land adjacent to the Atlantis (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The Company demolished the building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the Leased Property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For each of the three-month periods ended June 30, 2021 and 2020, the Company paid $174 thousand in rent, plus $1 thousand and $0 thousand, respectively, in operating expenses relating to this lease. For each of the six-month periods ended June 30, 2021 and 2020, the Company paid $348 thousand in rent, plus $8 thousand and $7 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of June 30, 2021, recognized in the Consolidated Balance Sheet, was $10.4 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For each of the three-month periods ended June 30, 2021 and 2020, the Company paid $101 thousand in rent plus $5 thousand and $1 thousand, respectively, in operating expenses relating to this lease. For each of the six-month periods ended June 30, 2021 and 2020, the Company paid $202 thousand in rent, plus $13 thousand and $8 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of June 30, 2021, recognized in the Consolidated Balance Sheet, was $3.8 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders and paid $52 thousand and $38 thousand, respectively, for the three-month periods and $94 thousand and $74 thousand, respectively, for the six-month periods ended June 30, 2021 and 2020, for such leases.

NOTE 6. LONG-TERM DEBT

On September 3, 2020, the Company entered into the Fourth Amended and Restated Credit Agreement with Wells Fargo Bank, N.A., as administrative agent and certain banks (the “Fourth Amended Credit Facility”). The Fourth Amended Credit Facility amends and restates the Company’s $250.0 million credit facility, dated as of July 20, 2016 (the “Prior Credit Facility”). On April 30, 2021, the Company entered into an amendment to the Fourth Amended Credit Facility (collectively, with all prior amendments, the “Amended Credit Facility”).

The maturity date of the Amended Credit Facility is September 3, 2023. The Amended Credit Facility increases the aggregate principal amount of the credit facilities to $270.0 million. The $270.0 million Amended Credit Facility consists of: $200 million term loan (“Term Loan Facility”) and $70 million revolving credit facility (“Revolving Credit Facility”), together with an option to increase the facility by up to an additional $75.0 million Revolving Credit Facility.

As of June 30, 2021, the Company had an outstanding principal balance of $135.0 million under the Term Loan Facility, from which $17.5 million is expected to have a maturity date in next twelve months. As of June 30, 2021, the Company had no borrowings under the Revolving Credit Facility, therefore all $70.0 million remained available for borrowing.

The Company is required to make quarterly principal payments under the Term Loan Facility on each Term Loan Installment Date, commencing on December 31, 2020, in an amount equal to (x) the percentage set forth opposite the applicable period during which such Term Loan Installment Date occurs (i.e., 1.25% for the period from December 31, 2020 to September 30, 2021, and 2.50% for the period from December 31, 2021 and thereafter) multiplied by (y) $200.0 million. The estimated amount of the mandatory principal payments due in the next twelve months is $17.5 million.

Commencing with the delivery of the compliance certificate for fiscal year 2021, the Company may be required to prepay borrowings under the Amended Credit Facility using excess cash flows for each fiscal year, depending on the Company’s leverage ratio.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of June 30, 2021, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 4.0:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.15:1. As of June 30, 2021, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 1.5:1 and 5.2:1.

As of June 30, 2021, the interest rate under the April 30, 2021 amendment to the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.00%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.00%, or the Prime Rate. The applicable margins vary depending on the Company’s leverage ratio. Commitment fees are equal to the daily average unused revolving commitment multiplied by the commitment fee percentage, ranging from 0.175% to 0.325%, based on our leverage ratio.

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

The Company may prepay borrowings under the Amended Credit Facility revolving loan without penalty (subject to certain conditions and certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Once reduced or cancelled, the Revolving Credit Facility may not be increased or reinstated without the prior written consent of all lenders. During the first six months of 2021, the Company made a $42.5 million optional prepayment on its Term Loan Facility in addition to a $5.0 million mandatory payment.

As of June 30, 2021, $114.9 million “Long-term debt, net” in the Company’s consolidated balance sheet represents the $135.0 million outstanding loan amount under the Amended Credit Facility, net of $2.6 million unamortized debt issuance costs and $17.5 million mandatory principal payment that are due in next twelve months and are presented as “Current portion of long-term debt” in the Current liabilities section of the Company’s consolidated balance sheets.

The Company believes that the expected cash flows from operating activities and the $70.0 million available under its Amended Credit Facility as of June 30, 2021 will be sufficient to support its current operations, meet its debt obligations and fulfill its capital expenditure plans for the twelve months from filing of Form 10-Q for the quarter ended June 30, 2021; however, the Company is surrounded by uncertainty about COVID-19 future developments, as well as financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow in the upcoming months or if its cash needs exceed the Company’s borrowing capacity under the Amended Credit Facility, it could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

NOTE 7. TAXES

For the six months ended June 30, 2021 and 2020, the Company’s effective tax rate was 18.2% and 30.9%, respectively. The effective tax rate for the six months ended June 30, 2021 was a result of the excess tax benefit on stock option exercises. The high effective tax benefit rate for the six months ended June 30, 2020 was a result of the high weight of excess tax benefit on stock option exercises on the provision for income taxes, as the suspension of the operations in mid-March due to the COVID-19 pandemic resulted in a net loss for the three- and six-months ended June 30, 2020.

As of June 30, 2021, $25.1 million “Income taxes receivable” in the Company’s consolidated balance sheet represents the expected federal and state tax refund for 2020 tax year.

Deferred tax assets were evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.

No uncertain tax positions were recorded as of June 30, 2021 and 2020. No change in uncertain tax positions is anticipated over the next twelve months.

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

NOTE 9. LEGAL MATTERS

On August 30, 2019, PCL Construction Services, Inc. (“PCL”) filed a complaint in District Court, City and County of Denver, Colorado (the “Denver Action”), against the Company and its Colorado subsidiaries, in connection with certain disputes regarding construction of the Company’s expansion of Monarch Black Hawk. The complaint alleges, among other things, the defendants breached the construction contract with PCL and certain implied warranties. On December 5, 2019, the Company and its Colorado subsidiaries filed an answer and counterclaim, which alleges, among other items, that PCL breached the construction contract, duties of good faith and fair dealing, and implied and express warranties, made fraudulent or negligent misrepresentations on which the Company and its Colorado subsidiaries relied, and included claims for monetary damages as well as equitable and declaratory relief.

The trial date for this matter has been scheduled for March 21, 2022. Discovery in the action is ongoing, and we are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

In connection with the expansion of the Monarch Black Hawk, as described above, PCL and certain subcontractors have provided purported notice of liens filed against the real property on which the Monarch Black Hawk is situated (the “Monarch Black Hawk Property”), for sums allegedly owed for construction of the expansion.  Some of the subcontractors have recorded such liens in the property records of Gilpin County, Colorado.

On March 26, 2021, PCL filed a mechanics’ lien foreclosure action in District Court, County of Gilpin, Colorado (the “Gilpin Action”), against the Company and its Colorado subsidiaries, in connection with the Company’s expansion plans for the Monarch Black Hawk Property.  The complaint essentially mirrors the claims and allegations made by PCL in the Denver Action, as described above.  The new lawsuit includes an additional claim, however, for foreclosure of PCL’s purported mechanics’ lien against the Monarch Black Hawk Property.  PCL also joined additional parties who may claim a purported lien against the Monarch Black Hawk Property, as defendants.  Effective May 10, 2021, PCL filed its second amended complaint, joining more such parties as defendants. Many of the Company’s co-defendants have filed cross claims against Monarch for foreclosure of mechanics’ liens and related claims, including unjust enrichment.

Because the Gilpin Action mirrors the claims and allegations in the Denver Action, the Company and its Colorado subsidiaries filed a motion to consolidate both actions into one action in the County of Gilpin. The Colorado Panel on Consolidated Multidistrict Litigation held a hearing on the motion on June 11, 2021, and thereafter denied the motion.  Accordingly, the parties are proceeding with both actions simultaneously. The Company and its Colorado subsidiaries filed an answer and counterclaims in the Gilpin Action on July 15, 2021.  Various subcontractors have also filed cross claims against certain other defendants, and counterclaims against PCL. Monarch has also filed answers to all cross claims due to date, denying the claimants’ rights to relief. Monarch anticipates filing further answers to additional cross claims, also denying the claimants’ rights to relief. A trial date for the Gilpin Action has not been set.  The Company and its Colorado subsidiaries intend to defend against PCL’s claims, including any crossclaims filed by certain subcontractors, will seek to expunge or reduce the liens, and will vigorously prosecute its counterclaims.

The Company recognized $1.5 million and $0.3 million in construction litigation expense relating to these lawsuits for the six months ended June 30, 2021 and 2020, respectively, which are included in Other operating items, net on the Consolidated Statements of Operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our,” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “will,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” or “we cannot assure you,” “although no assurance can be given,” Examples of forward-looking statements include, among others, statements we make regarding: (i) the impact of the COVID-19 pandemic, including recent spikes in cases, on our revenues, cash flows, liquidity, construction projects, results of operations and financial condition; (ii) our expectations regarding the return to normalized operations; (iii) our beliefs regarding the sufficiency of our cash and other financial resources; (iv) our expectations regarding discussions with our lenders about refinancing and/or additional relief options and steps under the Amended Credit Facility that may be requested in light of currently-changing circumstances, as well as our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers; (v) our expectations regarding changes in our operations and services relating to restrictions in occupancy and social distancing requirements; (vi) our beliefs regarding the effectiveness of the actions we've taken with respect to the COVID-19 pandemic and the quality of our properties as key factors in Monarch's long-term success; (vii) our expectations and beliefs concerning the project scope, timing for completion, receipt of all occupancy and other regulatory approvals for portion of the expansion project, impact of the ongoing construction litigation, budget and estimated costs, pre-opening expenses, transformative potential and our continued investment in our expansion project at the Monarch Black Hawk (the "Monarch Black Hawk Expansion"); (viii) our expectations regarding financing of the Monarch Black Hawk Expansion; (ix) our expectations and intentions regarding the expenses, defenses and outcomes of the lawsuit filed by the construction project general contractor against us; (x) our expectations regarding our business prospects, strategies and outlook; (xi) our expectations regarding the positioning of our properties to benefit from future macro and local economic growth; (xii) our expectations regarding future capital requirements; (xiii) our anticipated sources of funds and adequacy of such funds to meet our debt obligations and capital requirements; and (xiv) our expectations regarding legal and other matters.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	continuing adverse impacts of the COVID-19 pandemic and its variants, including recent spikes in cases, on our business, constructions projects, financial condition and operating results, including access to capital markets;
●	continuing adverse impacts of the COVID-19 pandemic and its variants, including recent spikes in cases, on short-term and long-term travel, leisure and discretionary spending habits and practices of our guests;
●	continuing actions by government officials at the federal, state or local level, including, without limitation, further temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders, and mask mandates in connection with the COVID-19 pandemic, including recent spikes in cases;
●	impact of any further temporary or extended shutdowns on our ability to maintain compliance with the terms and conditions of our credit facilities and other material contracts;
●	our ability to manage guest safety concerns caused by the COVID-19 pandemic and its variants, including recent spikes in cases;
●	our ability to negotiate relief options and any further amendments to our Amended Credit Facility;
●	our ability to maintain strong relationships with our regulators, employees, lenders, suppliers, insurance carriers, customers and other stakeholders;
●	impact of any uninsured losses;
●	the adverse impact of cancellations and/or postponements of hotel stays and convention and trade shows on our business, market position, growth, financial condition and operating results;
●	a delay in or failure of the changes in guest visitation, entertainment choices and spending patterns, including a decrease in overall long-term demand after reopening our casinos and the initial pent-up demand, due to health and other concerns, to return to normalized pre-pandemic levels;
●	the impact of social distancing requirements, mask mandates and other health and safety protocols implemented at our properties, including a reduction in operating margins (or negative operating margins);
●	potentially uninsurable liability exposure to customers and staff should they become (or allege that they have become) infected with COVID-19 while at one of our resorts;
●	unwillingness of employees to report to work due to the adverse effects of the COVID-19 pandemic, including recent spikes in cases, or to otherwise conduct work under any revised work environment protocols;
●	unwillingness of our employees to obtain the COVID-19 vaccination;
●	the potential of increases in state and federal taxation to address budgetary and other impacts of the COVID-19 pandemic, including recent spikes in cases;
●	the potential of increased regulatory and other burdens to address the direct and indirect impacts of the COVID-19 pandemic and its variants, including recent spikes in cases;
●	our ability to successfully implement our business and growth strategies;
●	our ability to realize the anticipated benefits of our expansion and renovation projects, including the Monarch Black Hawk Expansion;
●	construction factors, including delays, disruptions, construction defects, increased costs of labor and materials, contractor disagreements, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, occupancy and building permit issues and other regulatory approvals or issues;
●	our ongoing disputes over costs of and responsibility for delays, construction defects and other construction related matters with our Monarch Black Hawk general contractor, PCL Construction Services, Inc.(“PCL”), including, as previously reported, the litigation against us by such contractor and our filing of affirmative defenses and extensive counterclaims against PCL;
●	our potential need to post bonds or other forms of surety to support our legal remedies;
●	risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems and delays; construction defects; shortages of materials or skilled labor; environmental, health and safety issues; weather and other hazards, site access matters, and unanticipated cost increases);
●	risks related to pending litigation, which is costly and time-consuming to defend, and if decided against us, could require us to pay substantial judgments or settlements. We cannot predict with certainty the outcomes of such legal proceedings, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur;
●	our ability to generate sufficient operating cash flow to service our debt obligations and working capital needs and to help finance our expansion plans;
●	our ability to effectively manage expenses to optimize our margins and operating results;
●	our ability to effectively manage increased expenses from recent and current inflationary pressures;
●	our ability to effectively manage the impacts of temporary or other supply chain interruptions;
●	guest acceptance of our expanded facilities once completed and the resulting impact on our market position, growth and future financial results;
●	our ability to successfully complete potential acquisitions and investments;
●	access to capital and credit, including our ability to finance future business requirements ;
●	risks related to our present indebtedness and future borrowings;
●	adverse trends in the gaming industry;
●	changes in patron demographics;
●	risks related to record heat conditions, drought conditions and fires in the Western United States;
●	general market and economic conditions, including but not limited to, the effects of local and national economic, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;
●	the impact of rising interest rates and our ability to refinance debt as it matures at commercially reasonable rates or at all;

●	fluctuations in interest rates, including the impact of any discontinuance, modification or other reform of LIBOR, or the establishment of alternative reference rates;
●	our ability to continue to comply with the covenants and terms of our credit instruments;
●	our dependence on two resorts;
●	ability of large stockholders to influence our affairs;
●	our dependence on key personnel;
●	the availability of adequate levels of insurance;
●	changes in federal, state, and local laws and regulations, including environmental and gaming licenses or legislation and regulations, and laws and regulations permitting expanded and other forms of gaming in our key markets;
●	ability to obtain and maintain gaming and other governmental licenses and regulatory approvals;
●	any violations by us of the anti-money laundering laws;
●	cybersecurity risks, including misappropriation of customer information or other breaches of information security;
●	impact of natural disasters, severe weather, terrorist activity and similar events;
●	our competitive environment, including increased competition in our target market areas;
●	increases in the effective rate of taxation at any of our properties or at the corporate level;
●	our ability to successfully estimate the impact of accounting, tax and legal matters; and
●	risks, uncertainties and other factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K") and our other filings with the Securities and Exchange Commission.

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

Monarch Black Hawk: Since the acquisition of Monarch Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and working on the major expansion. In August 2015, we completed the redesign and upgrade of the existing Monarch Black Hawk property. In November 2016, we opened for guest use a new nine-story parking structure with approximately 1,350 spaces and additional valet parking, with total property capacity of approximately 1,500 spaces. In the fourth quarter of 2020 we began a phased opening of our hotel tower and expanded casino floor. Construction at the property is currently underway to convert part of the legacy building into a specialty restaurant, sportsbook lounge and bar, and additional casino space, which will complete the transformation of the property into a full-scale casino resort. This last stage of the project is expected to open by the end of 2021. Through its superior product and service, the property is designed to attract and retain the highest tier guests in the market.

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

RESULTS OF OPERATIONS

Impact of the COVID-19 Pandemic

Monarch operating results for the three and six months ended June 30, 2020 and 2021 were impacted by the COVID-19 pandemic.

In March 2020, the World Health Organization declared the rapidly growing COVID-19 outbreak a global pandemic. On March 16, 2020, in an effort to contain the virus, the state of Colorado mandated a temporary shutdown of all casinos including Monarch Black Hawk and, on March 17, 2020, the state of Nevada mandated the temporary closure of all casinos including the Atlantis in Reno. Our Nevada and Colorado properties partially reopened with limited operations on June 4, 2020 and June 17, 2020, respectively. Therefore, all financial results period comparisons set forth below should be read with the 2020 partial period closures in mind.

Our financial results for the three and six months ended June 30, 2020 were significantly impacted by the unprecedented government-mandated closure of our Nevada and Colorado properties in response to the COVID-19 pandemic, which lasted approximately three months. Following the reopening of our operations and through the three- and six-months periods ended June 30, 2021, we continued to operate under government-imposed capacity restrictions on our operations and various COVID-19 safety protocols. We were continually adjusting our operations to the restrictions in occupancy and social distancing requirements, which included reduced seating at table games and in all restaurants, and a decreased number of active slot machines on the casino floors. The convention business at Atlantis was adversely affected by the state-mandated gathering limits. We have experienced hotel stay and convention booking cancellations, and since the reopening, guest visitation and hotel and convention bookings have been inconsistent. At the same time, however, our results of operation for the second quarter of 2021 benefited from pent-up demand with patrons across the gaming industry, particularly in regional gaming markets and the federal government’s recurring stimulus.

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

A new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread globally. In July 2021, due to reports of increased COVID-19 cases apparently driven by the new Delta variant, Nevada state government officials have reintroduced mask mandates for all persons in certain public indoor locations, including casino resorts such as the Atlantis. Colorado officials may do the same. These new developments, and any increased restrictions on operations, may adversely impact our results of operations.

While we have incurred significant disruptions from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties and the dynamic nature of the circumstances, including the duration and severity of the disease, the possibility of the outbreak levels seen to return, the long-term impact on demand following the reopening of our casinos, and other actions or restrictions that may be taken by governmental authorities, the impact thereof to the general U.S economy and to our customers. We will continue to evaluate the nature and extent of the impact to our business, results of operations, and financial condition.

Monarch Casino Resort Spa Black Hawk expansion

Our financial results for the three and six months ended June 30, 2021 benefited from the phased opening of operations at our newly transformed Monarch Black Hawk, which opening started in the fourth quarter of 2020. Monarch Black Hawk operations continue to ramp up. The new hotel, including a spa and pool on the top floor, are fully opened. On May 14, 2021, we opened our new poker room. With the opening of our expanded casino floor, we had increased the slot machines by approximately 190 and table games by 10, compared to the pre-COVID active gaming devices at Monarch Black Hawk.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2021 and 2020

For the three months ended June 30, 2021, our net income totaled $18.1 million, or $0.93 per diluted share, compared to net loss of $4.3 million, or $0.24 loss per diluted share for the same period in 2020, reflecting a 517.5% and 487.5% increase in net income (loss) and diluted earnings (losses) per share, respectively. Net revenues in the three months ended June 30, 2021, totaled $97.7 million, an increase of $82.6 million, or 544.8%, compared to the three months ended June 30, 2020. Income from operations for the three months ended June 30, 2021, totaled $23.8 million compared to loss from operations 5.5 million for the same period in 2020.

Casino revenue increased 482.0% in the second quarter of 2021 compared to the second quarter of 2020. The increase in casino revenue was driven by the increase is gaming devices with the opening of our expanded casino in Black Hawk, a full quarter of operations at the Company’s properties in Reno and Black Hawk (the prior year quarter was partially impacted by pandemic-related shutdowns) and higher guest spend per visit. Casino operating expense as a percentage of casino revenue increased to 31.7% for the three months ended June 30, 2021 compared to 26.8% for the three months ended June 30, 2020, as a result of an increase in promotional expenses.

Food and beverage revenue for the second quarter of 2021 increased 664.5% compared to the second quarter of 2020 due to a 745.7% increase in food and beverage covers, offset by a decrease in food and beverage revenue per cover of 9.6%. The decrease in food and beverage revenue per cover is primarily a result of buffet at Atlantis being closed during the entire second quarter of 2021. Food and beverage operating expense as a percentage of food and beverage revenue decreased in the second quarter of 2021 to 79.2% compared to 96.6% for the same quarter in 2020 primarily as a result of our effort to align menu prices with increased commodity prices and labor cost.

Hotel revenue increased 847.9% in the second quarter of 2021 compared to the same quarter of 2020 as a result of increase in available rooms by 1,000 per day on average, primarily as a result of the opening of the hotel in Monarch Black Hawk, as well as the closure of hotel operation most of the time during the second quarter of 2020. Hotel occupancy was 80.1% during the current year period compared to 61.3% during the second quarter of 2020. The ADR increased by $39.61 ($140.65 in the second quarter of 2021and $101.04 in the second quarter of 2020). REVPAR, was $122.91 and $66.65 for the three months ended June 30, 2021 and 2020, respectively. Hotel operating expense as a percentage of hotel revenue decreased to 38.6% in the second quarter of 2021 compared to 61.8% for the comparable prior year period primarily as a result of the increase in ADR and the ramp-up in hotel operation at Monarch Black Hawk, despite higher housekeeping expenses related to labor shortage and wage pressure and COVID-19 safety protocols, which had a negative effect on the hotel margins.

Other revenue increased 351.4% in the second quarter of 2021 compared to the same prior year period.

SG&A expense increased to $20.6 million in the second quarter of 2021 from $8.9 million in the second quarter of 2020 driven primarily by the impact of pandemic-related closures in the prior-year period as well as an increase in payroll expenses to support the expanded Monarch Black Hawk operation. As a percentage of net revenue, SG&A expense decreased to 21.1% in the second quarter of 2021 compared to 58.5% in the same period in 2020.

Depreciation and amortization expense increased to $9.4 million for the three months ended June 30, 2021 compared to $3.8 million for the same prior year period, due to new assets placed into service with the opening of our hotel tower and expanded casino at Monarch Black Hawk.

During the second quarter of 2021, we recognized $0.8 million in professional services relating to our construction litigation. During the second quarter of 2020, we recognized $0.5 million Colorado legislation lobbying expenses, $0.3 million equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations, $0.2 million in pre-opening expense related to the upcoming opening of the new hotel and expanded casino in Black Hawk and $0.2 million in professional services relating to our construction litigation. These expenses are included in Other operating items, net in the Consolidated Statement of Operations.

During the second quarter of 2021 we expensed $0.9 million of interest and amortized $0.4 million in deferred loan costs. In the second quarter of 2020, we capitalized all $1.4 million of interest, as the borrowings on our Amended Credit Facility were exclusively used to finance the Monarch Black Hawk Expansion ongoing at that time project. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2021 and 2020

For the six months ended June 30, 2021, we had a net income of $26.3 million, or $1.36 per diluted share, compared to net loss of $2.3 million, or $0.13 loss per diluted share for the same period in 2020, reflecting a 1230.3% and 1146.2% increase in net income (loss) and diluted earnings (losses) per share, respectively. Net revenues in the six months ended June 30, 2021, totaled $172.7 million, an increase of 161.0%, compared to the six months ended June 30, 2020. Income from operations for the six months ended June 30, 2021 totaled $35.0 million compared to $3.4 million loss from operations for the same period in 2020.

Casino revenue increased 182.9% in the first six months of 2021 compared to the first six months of 2020 and was driven by an increase in gaming devices with the opening of the expanded casino in Monarch Black Hawk and an increase in guest spend per visit at both properties. Additionally, in 2020, our operations were suspended in mid-March 2020 through beginning/mid-June 2020 due to COVID-19 pandemic. Casino operating expense as a percentage of casino revenue decreased to 30.5% for the six months ended June 30, 2021 compared to 33.2% for the six months ended June 30, 2020 primarily as a result of strong casino performance after the reopening of our properties and targeted cost cutting measures.

Food and beverage revenue for the first six months of 2021 increased 117.0% compared to the 2020 same period due to a 89.1% increase in food and beverage covers combined with a 14.8% increase in food and beverage revenue per cover. Food and beverage operating expense as a percentage of food and beverage revenue decreased in the first six months of 2021 to 82.5% from 86.8% for the same period in 2020 primarily as a result of our effort to align menu prices with increased commodity prices and labor cost, as well as the decline of food and beverage revenue in 2020 due to the COVID-19 pandemic and the subsequent shutdown of our operations for approximately three months.

Hotel revenue increased 186.3% in the first six months of 2021 compared to the first six months of 2020 primarily due to increase in available rooms with the opening of the new hotel at Monarch Black Hawk, as well as the pandemic related hotel shutdown for approximately three months in 2020. Hotel occupancy for the first six months of 2021 was 75.9% compared to 71.8% during the period the hotel at Atlantis was open in the first six months of 2020. ADR increased by $7.20, from $120.73 in the first six months of 2020 to $127.93 in the first six months of 2021. REVPAR was $105.92 for the first six months of 2021 and $91.85 for the period the hotel was open in the first six months of 2020. Hotel operating expense as a percentage of hotel revenue decreased to 42.7% in the first six months of 2021 compared to 49.4% for the comparable prior year period primarily as a result of the higher ADR.

Other revenue increased 97.0% in the first six months of 2021 compared to the same prior year period.

SG&A expense increased to $40.5 million in the first six months of 2021 from $26.1 million in the first six months of 2020 primarily due to the COVID-19 shutdown and the related cost mitigation measures taken by management in 2020, as well as the increase in payroll expenses in 2021 to support the expanded Monarch Black Hawk operation. As a percentage of net revenue, SG&A expense decreased to 23.5% in the first six months of 2021 compared to 39.4% in the same period in 2020.

Depreciation and amortization expense increased to $18.9 million for the six months ended June 30, 2021 compared to $7.7 million for the same prior year period, due to new assets placed into service with the opening of our hotel tower and expanded casino at Monarch Black Hawk.

During the first six months of 2021, we recognized $1.5 million in construction litigation expense related to the lawsuit filed by the Monarch Black Hawk Expansion construction project general contractor against the Company and $0.1 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations. During the first six months of 2020, we recognized $1.0 million in pre-opening expense related to the opening of the new hotel and expanded casino in Black Hawk, $0.3 million in construction litigation expense related to the lawsuit filed by the Monarch Black Hawk Expansion construction project general contractor against the Company, $0.9 million in Colorado legislation lobbying expenses and $0.3 in million equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations. Those expenses are included in Other operating items, net in the Consolidated Statement of Operations.

During the first six months of 2021, we expensed $2.7 million of interest and amortized $0.2 million in deferred loan costs. During the first six months of 2020, we capitalized all interest of $3.2 million, as the borrowings on our Amended Credit Facility were exclusively used to finance the Monarch Black Hawk Expansion. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests. In addition, we have invested, and continue to invest, in our Monarch Black Hawk Expansion.

Cash paid for capital expenditures for the six-month periods ended June 30, 2021 and 2020 totaled $11.9 million and $22.6 million, respectively. During the six-month period ended June 30, 2021 our capital expenditures related primarily to: the conversion of part of the legacy Monarch Black Hawk building into a specialty restaurant, sportsbook lounge and bar, and additional casino space; complete renovation of the high-end suites on the top floors of the hotel tower at Atlantis; and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. During the six-month period ended June 30, 2020, our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Black Hawk and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. Capital expenditures during the first six month in 2021 were funded from operating cash flows. Capital expenditures during the first six month in 2020 were funded from borrowings from the Amended Credit Facility.

Monarch Black Hawk Expansion

In the fourth quarter of 2013, we began work to convert the Monarch Black Hawk into a full-scale casino resort (the “Monarch Black Hawk Expansion”). The Monarch Black Hawk Expansion includes a multi-phased expansion of Monarch Black Hawk, which involves construction of a new parking structure, demolition of the existing parking structure, and construction of a new hotel tower and casino expansion.

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

In the fourth quarter of 2020, we began the phased opening of our new hotel tower and casino expansion, which increased the casino space and added a 23-story hotel tower with 516 guest rooms and suites, banquet and meeting room space, a retail store, a concierge lounge, an upscale spa and pool facility located on the top floor of the tower, three new restaurants, and additional bars and lounges. In the second quarter of 2021, we opened our new poker room. We are currently working on converting the existing buffet and the adjacent casino area of the legacy facility into a new specialty restaurant, sportsbook lounge and bar, and additional casino space. We expect this work to be completed by the end of 2021.

We are confident that the quality of our expanded product and exceptional guest service will meet the demand of the high-end segment of the market and will derive accelerated market share and revenue growth.

We expect to finance the remaining Monarch Black Hawk Expansion costs through a combination of operating cash flows, available cash and borrowings under the Amended Credit Facility, if necessary. We can provide no assurance that any project will be completed on schedule, if at all, or within established budgets, or that any project will result in increased earnings to us. Further, although we intend to seek recovery from our general contractor through the current construction litigation, we may be required to fund certain costs of correcting construction defects and deficiencies until, and if, recovered from the general contractor.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations, and available cash, and, for capital expansion projects, borrowings available under our Amended Credit Facility.

For the six months ended June 30, 2021, net cash provided by operating activities totaled $55.2 million, compared to net cash used in operating activities of $10.0 million in the same prior year period. This increase was primarily a result of increases in net income (loss), primarily due to the pandemic-related closures in the prior year, and depreciation expense, as the hotel tower and expanded casino in Monarch Black Hawk were placed in service in the fourth quarter of 2020, combined with a decrease in working capital.

Net cash used in investing activities totaled $11.9 million and $22.6 million during the six months ended June 30, 2021 and 2020, respectively. Net cash used in investing activities during the first six months of 2021 consisted primarily of cash used for the transformation of part of the Monarch Black Hawk legacy facility, complete renovation of the high-end suites on the top floors of the hotel tower at Atlantis and for acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first six months of 2020 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Black Hawk and for acquisition of gaming and other equipment at both properties.

Net cash used for financing activities in the first six months of 2021 totaled $43.3 million and consisted of $47.5 million principal payments to the credit facility offset by $4.2 million proceeds from the stock options exercise. Net cash provided by financing activities in the first six months of 2020 totaled $10.4 million and consisted of $11.0 million borrowings under the credit facility offset by $0.6 million payroll taxes payment related to net exercise of stock options.

Amended Credit Facility

On September 3, 2020, we entered into the Fourth Amended and Restated Credit Agreement with Wells Fargo Bank, N.A., as administrative agent and certain banks (the “Fourth Amended Credit Facility”). The Fourth Amended Credit Facility amends and restates the Company’s $250.0 million credit facility, dated as of July 20, 2016 (the “Prior Credit Facility”). On April 30, 2021, the Company entered into an amendment to the Fourth Amended Credit Facility (defined above and hereafter, inclusive of all amendments, as the “Amended Credit Facility”).

The maturity date of The Amended Credit Facility is September 3, 2023. The Amended Credit Facility increases the aggregate principal amount of the credit facilities to $270.0 million. The $270.0 million Amended Credit Facility consists of: $200 million term loan (“Term Loan Facility”) and $70 million revolving credit facility (“Revolving Credit Facility”), together with an option to increase the facility by up to an additional $75.0 million Revolving Credit Facility.

As of June 30, 2021, we had an outstanding principal balance of $135.0 million under the Term Loan Facility, from which $17.5 million is expected to have a maturity date in next twelve months and we had no borrowings under the Revolving Credit Facility, therefore all $70.0 million remained available for borrowing.

We are required to make quarterly principal payments under the Term Loan Facility on each Term Loan Installment Date, commencing on December 31, 2020, in an amount equal to (x) the percentage set forth opposite the applicable period during which such Term Loan Installment Date occurs (i.e., 1.25% for the period from December 31, 2020 to September 30, 2021, and 2.50% for the period from December 31, 2021 and thereafter) multiplied by (y) $200.0 million. The estimated amount of the mandatory principal payments due in the next twelve months is $17.5 million.

Commencing with the delivery of the compliance certificate for fiscal year 2021, we may be required to prepay borrowings under the Amended Credit Facility using excess cash flows for each fiscal year, depending on the Company’s leverage ratio.

Borrowings are secured by liens on substantially all of our real and personal property.

In addition to other customary covenants for a facility of this nature, as of June 30, 2021, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 4.0:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.15:1. As of June 30, 2021, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 1.5:1 and 5.2:1.

As of June 30, 2021, the interest rate under the April 30, 2021 amendment to the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.00%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.00%, or the Prime Rate. The applicable margins vary depending on the Company’s leverage ratio. Commitment fees are equal to the daily average unused revolving commitment multiplied by the commitment fee percentage, ranging from 0.175% to 0.325%, based on our leverage ratio.

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

We may prepay borrowings under the Amended Credit Facility revolving loan without penalty (subject to certain conditions and certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Once reduced or cancelled, the Revolving Credit Facility may not be increased or reinstated without the prior written consent of all lenders. During the first six months of 2021, we made a $42.5 million optional prepayment on its Term Loan Facility in addition to a $5.0 million mandatory payment.

As of June 30, 2021, $114.9 million “Long-term debt, net” in the Company’s consolidated balance sheet represents the $135.0 million outstanding loan amount under the Amended Credit Facility, net of $2.6 million unamortized debt issuance costs and $17.5 million mandatory principal payment that are due in next twelve months and are presented as “Current portion of long-term debt” in the Current liabilities section of the Company’s consolidated balance sheets.

We believe that our anticipated operating cash flow and the $70.0 million available under our Amended Credit Facility as of June 30, 2021 will be sufficient to sustain operations for the twelve months from filing of Form 10-Q for the quarter ended June 30, 2021 and fulfill our capital expenditure plans. However, we are surrounded by uncertainty about COVID-19, as well as financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

For a discussion regarding our material commitments for capital expenditures, see the CAPITAL SPENDING AND DEVELOPMENT section above.

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

As of June 30, 2021, we had $135.0 million of outstanding balance under our Amended Credit Facility. A hypothetical 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at June 30, 2021 would result in a change in our annual interest cost of approximately $1.4 million. See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

We have not entered into derivative financial instruments for trading or speculative purposes.

We do not have any cash or cash equivalents as of June 30, 2021 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: August 6, 2021	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)