Form 10-Q
period 2021-09-30
MONARCH CASINO & RESORT INC
filed 2021-11-08
CIK 907242

c

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,736,377 shares of common stock are outstanding as of November 4, 2021.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Casino	$63,931	$37,292	$168,515	$74,267
Food and beverage	25,971	12,835	64,293	30,491
Hotel	17,336	6,613	39,924	14,502
Other	4,392	3,129	11,577	6,776
Net revenues	111,630	59,869	284,309	126,036

Operating expenses
Casino	21,297	10,566	53,219	22,836
Food and beverage	20,148	9,635	51,748	24,954
Hotel	6,668	2,796	16,308	6,694
Other	2,120	1,249	5,632	3,120
Selling, general and administrative	21,690	15,856	62,222	41,920
Depreciation and amortization	9,434	3,891	28,308	11,544
Other operating items, net	1,233	2,448	2,799	4,910
Total operating expenses	82,590	46,441	220,236	115,978
Income from operations	29,040	13,428	64,073	10,058

Other expense
Interest expense, net of amounts capitalized	(891)	—	(3,786)	—

Income before income taxes	28,149	13,428	60,287	10,058
Provision for income taxes	(5,835)	(2,683)	(11,670)	(1,640)
Net income	$22,314	$10,745	$48,617	$8,418

Earnings per share of common stock
Net income
Basic	$1.20	$0.59	$2.62	$0.46
Diluted	$1.15	$0.57	$2.51	$0.44

Weighted average number of common shares and potential common shares outstanding
Basic	18,640	18,218	18,573	18,186
Diluted	19,423	18,861	19,395	18,823

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$33,036	$28,310
Receivables, net	8,628	3,736
Income taxes receivable	21,323	24,894
Inventories	6,117	7,823
Prepaid expenses	6,672	8,393
Total current assets	75,776	73,156
Property and equipment, net	570,903	572,507
Goodwill	25,111	25,111
Intangible assets, net	508	973
Deferred income taxes	130	130
Total assets	$672,428	$671,877
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$20,000	$12,500
Accounts payable	14,936	11,655
Construction accounts payable	55,080	49,771
Accrued expenses	44,815	34,705
Short-term lease liability	571	813
Total current liabilities	135,402	109,444
Deferred income taxes	13,221	13,220
Long-term lease liability	13,618	13,984
Long-term debt, net	85,792	167,162
Total liabilities	248,033	303,810
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 18,630,776 outstanding at September 30, 2021; 18,426,130 outstanding at December 31, 2020	191	191
Additional paid-in capital	39,423	34,498
Treasury stock, 465,524 shares at September 30, 2021; 670,170 shares at December 31, 2020	(6,086)	(8,872)
Retained earnings	390,867	342,250
Total stockholders’ equity	424,395	368,067
Total liabilities and stockholders’ equity	$672,428	$671,877

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares, Unaudited)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2021	18,426,130	$191	$34,498	$342,250	$(8,872)	$368,067
Exercise of stock options, net	91,831	—	1,143	—	1,266	2,409
Stock-based compensation expense	—	—	1,280	—	—	1,280
Net income	—	—	—	8,154	—	8,154
Balance, March 31, 2021	18,517,961	$191	$36,921	$350,404	$(7,606)	$379,910
Exercise of stock options, net	81,555	—	675	—	1,106	1,781
Stock-based compensation expense	—	—	1,247	—	—	1,247
Net income	—	—	—	18,149	—	18,149
Balance, June 30, 2021	18,599,516	$191	$38,843	$368,553	$(6,500)	$401,087
Exercise of stock options, net	31,260	—	8	—	414	422
Stock-based compensation expense	—	—	572	—	—	572
Net income	—	—	—	22,314	—	22,314
Balance, September 30, 2021	18,630,776	$191	$39,423	$390,867	$(6,086)	$424,395

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2020	18,141,383	$191	$35,215	$318,572	$(12,777)	$341,201
Exercise of stock options, net	30,545	—	(428)	—	428	—
Stock-based compensation expense	—	—	873	—	—	873
Net income	—	—	—	2,020	—	2,020
Balance, March 31, 2020	18,171,928	$191	$35,660	$320,592	$(12,349)	$344,094
Exercise of stock options, net	17,634	—	(552)	—	246	(306)
Stock-based compensation expense	—	—	981	—	—	981
Net loss	—	—	—	(4,347)	—	(4,347)
Balance, June 30, 2020	18,189,562	$191	$36,089	$316,245	$(12,103)	$340,422
Exercise of stock options, net	70,510	—	402	—	986	1,388
Stock-based compensation expense	—	—	897	—	—	897
Capital contribution			78			78
Net income	—	—	—	10,745	—	10,745
Balance, September 30, 2020	18,260,072	$191	$37,466	$326,990	$(11,117)	$353,530

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$48,617	$8,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,308	11,544
Amortization of deferred loan costs	630	466
Stock-based compensation	3,099	2,751
Provision for bad debts	44	75
Loss on disposition of assets	138	5
Write off of unamortized debt issuance costs	—	95
Deferred income taxes	1	—
Changes in operating assets and liabilities:
Receivables	(4,936)	100
Income taxes receivable	3,571	1,639
Inventories	1,706	(613)
Prepaid expenses	1,721	37
Right of use asset, net	(13)	(2)
Accounts payable	3,281	(5,755)
Accrued expenses	10,110	525
Net cash provided by operating activities	96,277	19,285

Cash flows from investing activities:
Proceeds from sale of assets	20	25
Change in construction accounts payable	5,309	(6,135)
Acquisition of property and equipment	(26,992)	(30,237)
Net cash used in investing activities	(21,663)	(36,347)

Cash flows from financing activities:
Payroll taxes from net exercise of stock options	(730)	—
Proceeds from exercise of stock options	5,342	1,161
Long-term debt borrowings	—	8,750
Principal payments on long-term debt	(74,500)	(20,000)
Loan issuance cost	—	(2,862)
Net cash used in financing activities	(69,888)	(12,951)

Change in cash and cash equivalents	4,726	(30,013)
Cash and cash equivalents at beginning of period	28,310	60,539
Cash and cash equivalents at end of period	$33,036	$30,526

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$2,707	$—
Cash paid for income taxes	$8,100	$—
Conversion of long term deposit to short term deposit	$—	$908

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation are included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Our Nevada and Colorado properties reopened with limited operations on June 4, 2020 and June 17, 2020, respectively. The state of Colorado mandated closure of table games again on November 13, 2020, which lasted until early February, 2021. Most of the time since the reopening of our properties we have had to operate under government-enforced capacity restrictions and other limitations. We have been consistently adjusting our routine operations to restrictions in occupancy and social distancing requirements, which include reduced seating at table games and in all restaurants, and a decreased number of active slot machines on the casino floors. The convention business at Atlantis has been adversely affected by the state-mandated gathering limits. We have experienced hotel stay and convention booking cancelations, and since the reopening, guest visitation and hotel and convention bookings have been inconsistent. On July 30, 2021, the state of Nevada reinstated indoor mask mandates, which negatively affected our operation and financial results. At the same time, however, our results of operation for the first nine months of 2021 benefited from pent-up demand with patrons across the gaming industry, particularly in regional gaming markets.

The Company has taken steps to mitigate the effects of the COVID-19 pandemic and the economic uncertainty by reducing operating expenses, taking advantage of federal and state government programs that support companies affected by the COVID-19 pandemic and their employees, and entering into an amended and restated credit agreement with its lender, which extended the maturity date of the Company’s credit facility to September 3, 2023 and increased the aggregate principal amount of the facility from $241.3 million to $270.0 million (consisting of a $200.0 million term loan and a $70.0 million revolving credit facility) with an option to increase the facility by up to an additional $75.0 million revolving line of credit. See NOTE 6. LONG-TERM DEBT. In addition, the Company had strongly encouraged team members to obtain the COVID-19 vaccination to ensure the safety of its team members and guests.

The Company believes that its anticipated cash flows from operating activities, combined with the $70.0 million available under its Amended Credit Facility (as defined below), will be sufficient to fund its operations, meets its debt obligations and fulfill its capital expenditure plans for the next twelve months.

Goodwill:

The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”). ASC Topic 350 gives companies the option to perform a qualitative assessment that may allow them to skip the quantitative test as appropriate. The Company tests its goodwill for impairment annually during the fourth quarter, or whenever events or circumstances make it more likely than not that impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of the Company’s casino properties is considered to be a reporting unit.

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in a business combination in April 2012. As of September 30, 2021, we had goodwill totaling $25.1 million related to the purchase of Monarch Black Hawk, Inc.

ASC Topic 350 requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We performed an assessment to determine whether events or circumstances such as those described in ASC 350-20-35-3C existed and we determined that they did not exist during the interim period; therefore, an interim impairment test was not performed.

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

Property and Equipment, net:

Property and Equipment, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Land	$32,986	$32,986
Land improvements	9,898	9,847
Buildings	469,119	471,819
Buildings improvements	35,142	33,681
Furniture and equipment	216,421	229,052
Construction in progress	32,924	6,257
Right of use assets	14,189	14,784
Leasehold improvements	3,848	3,848
	814,527	802,274
Less accumulated depreciation and amortization	(243,624)	(229,767)
Property and equipment, net	$570,903	$572,507

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment is depreciated principally on a straight line basis over its estimated useful lives as follows:

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

For assets to be held and used, the Company reviews fixed assets for impairment annually during the fourth quarter or whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For the three- and nine- month periods ended September 30, 2021 and 2020, there were no impairment charges.

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

As of September 30, 2021, debt issuance costs, net of amortization, were $2.2 million.

Capitalized Interest:

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. No capitalized interest was recognized in the three and nine months ended September 30, 2021, as the Monarch Black Hawk expansion project was substantially completed in the fourth quarter of 2020. The Company capitalized $1.8 million and $5.0 million during the three and nine months ended September 30, 2020, respectively.

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

As of September 30, 2021, the Company had estimated the obligations related to the players’ club program at $9.7 million, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheet.

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

Credit Losses

The Company extends short-term credit to its gaming customers. Such credit is non-interest bearing and is due on demand. In addition, the Company also has receivables due from hotel guests and convention groups and events, which are primarily secured with a credit card. An allowance for doubtful accounts is set up for all Company receivables based upon the Company’s historical collection and write-off experience and taking into consideration the current economic conditions and management’s expectations of future economic conditions. The allowance is applied even when the risk of credit loss is remote. When a situation warrants, the Company may create a specific identification reserve for a high collection risk receivables. As of September 30, 2021, the Company has recorded a reserve of $0.2 million for gaming and non-gaming receivables. The Company writes off its uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables approximates fair value due to the short-term nature of the receivables.

Other Operating items, net:

Other operating items, net, in general consist of miscellaneous operating charges or proceeds.

For the three months ended September 30, 2021, Other operating items, net, was $1.2 million and included: $1.5 million of professional services relating to our construction litigation and $0.1 million loss on disposal of assets, offset by $0.3 million of litigation proceeds and $0.1 million of insurance claims proceeds. For the three months ended September 30, 2020, Other operating items, net, was $2.4 million and included: $0.9 million in pre-opening expenses relating to the Monarch Black Hawk Expansion project; $0.5 million in professional service fees relating to our construction litigation; $0.5 million in Colorado legislation lobbying expenses; $0.4 million equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations; and $0.1 million in unamortized debt issuance cost write off.

For the nine months ended September 30, 2021, Other operating items, net, was $2.8 million and included: $3.0 million of professional services relating to our construction litigation, $0.1 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations and $0.1 million loss on disposal of assets, offset by $0.3 million of litigation proceeds and $0.1 million of insurance claims proceeds. For the nine months ended September 30, 2020, Other operating items, net, was $4.9 million and included: $1.9 million in pre-opening expenses relating to the Monarch Black Hawk Expansion project; $0.8 million of professional service fees relating to our construction litigation; $1.4 million in Colorado legislation lobbying expenses; $0.7 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations; and $0.1 million in unamortized debt issuance cost write off.

Impact of Recently Adopted Accounting Standards:

The Company has evaluated the recently issued or proposed by the FASB or other standards-setting bodies accounting standards and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s Consolidated Financial Statements.

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

As of September 30, 2021, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (each as defined and discussed in NOTE 5. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

Upon adoption of the new lease standard, incremental borrowing rates used for existing leases were established using the rates in effect as of the lease inception or modification date. The weighted-average incremental borrowing rate of the leases presented in the lease liability as of September 30, 2021, was 4.33%.

The weighted-average remaining lease term of the leases presented in the lease liability as of September 30, 2021 was 20.9 years.

Cash paid related to the operating leases presented in the lease liability for each of the nine months ended September 30, 2021 and 2020, was $1.1 million.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Casino	$83	$46	$196	$102
Food and beverage	32	45	100	114
Hotel	50	33	122	88
Selling, general and administrative	407	773	2,681	2,447
Total stock-based compensation, before taxes	572	897	3,099	2,751
Tax benefit	(120)	(189)	(651)	(578)
Total stock-based compensation, net of tax	$452	$708	$2,448	$2,173

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

	Three months ended September 30,
	2021		2020
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,640	$1.20	18,218	$0.59
Effect of dilutive stock options	783	(0.05)	643	(0.02)
Diluted	19,423	$1.15	18,861	$0.57

	Nine months ended September 30,
	2021		2020
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,573	$2.62	18,186	$0.46
Effect of dilutive stock options	822	(0.11)	637	(0.02)
Diluted	19,395	$2.51	18,823	$0.44

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the market price as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended September 30, 2021 and 2020, options for approximately 316 thousand and 1,062 thousand shares, respectively, were excluded from the computation. For the nine months ended September 30, 2021 and 2020, options for approximately 239 thousand and 1,077 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center, consisting of an approximate 46,000 square-foot commercial building on approximately 4.2 acres of land adjacent to the Atlantis (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The Company demolished the building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the Leased Property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For each of the three-month periods ended September 30, 2021 and 2020, the Company paid $174 thousand in rent, plus $13 thousand in operating expenses relating to this lease. For each of the nine-month periods ended September 30, 2021 and 2020, the Company paid $522 thousand in rent, plus $21 thousand and $20 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of September 30, 2021, recognized in the Consolidated Balance Sheet, was $10.3 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For each of the three-month periods ended September 30, 2021 and 2020, the Company paid $101 thousand in rent plus $12 thousand and $8 thousand, respectively, in operating expenses relating to this lease. For each of the nine-month periods ended September 30, 2021 and 2020, the Company paid $303 thousand in rent, plus $25 thousand and $17 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of September 30, 2021, recognized in the Consolidated Balance Sheet, was $3.8 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders, and paid $57 thousand and $27 thousand, respectively, for the three-month periods and $151 thousand and $101 thousand, respectively, for the nine-month periods ended September 30, 2021 and 2020, for such leases.

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

The maturity date of the Amended Credit Facility is September 3, 2023. The Amended Credit Facility increases the aggregate principal amount of the credit facilities to $270 million. The $270 million Amended Credit Facility consists of: a $200 million term loan (“Term Loan Facility”) and a $70 million revolving credit facility (“Revolving Credit Facility”), together with an option to increase the facility by up to an additional $75 million Revolving Credit Facility.

As of September 30, 2021, the Company had an outstanding principal balance of $108 million under the Term Loan Facility, from which $20 million is expected to have a maturity date in next twelve months. As of September 30, 2021, the Company had no borrowings under the Revolving Credit Facility, therefore all $70 million remained available for borrowing.

The Company is required to make quarterly principal payments under the Term Loan Facility on each Term Loan Installment Date, commencing on December 31, 2020, in an amount equal to (x) the percentage set forth opposite the applicable period during which such Term Loan Installment Date occurs (i.e., 1.25% for the period from December 31, 2020 to September 30, 2021, and 2.50% for the period from December 31, 2021 and thereafter) multiplied by (y) $200 million. The estimated amount of the mandatory principal payments due in the next twelve months is $20 million.

Commencing with the delivery of the compliance certificate for fiscal year 2021, the Company may be required to prepay borrowings under the Amended Credit Facility using excess cash flows for each fiscal year, depending on the Company’s leverage ratio.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of September 30, 2021, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 4.0:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.15:1. As of September 30, 2021, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 1.0:1 and 5.6:1.

As of September 30, 2021, the interest rate under the April 30, 2021 amendment to the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.00%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.00%, or the Prime Rate. The applicable margins vary depending on the Company’s leverage ratio. Commitment fees are equal to the daily average unused revolving commitment multiplied by the commitment fee percentage, ranging from 0.175% to 0.325%, based on our leverage ratio. As of September 30, 2021, the interest rate on the Term Loan Facility was 1.34%, or LIBOR plus a 1.25% margin.

On the terms and subject to some conditions, the Company may, at any time before the Maturity Date, request an increase of the Revolving Credit Facility, provided that each such increase is equal to $15 million or an integral multiple of $1 million in excess and, after giving effect to the requested increase, the aggregate amount of the increases in the total revolving loan commitment shall not exceed $75 million.

The Company may prepay borrowings under the Amended Credit Facility revolving loan without penalty (subject to certain conditions and certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Once reduced or cancelled, the Revolving Credit Facility may not be increased or reinstated without the prior written consent of all lenders. During the first nine months of 2021, the Company made a $67.0 million in optional prepayments on its Term Loan Facility in addition to $7.5 million in mandatory payments.

As of September 30, 2021, the $85.8 million “Long-term debt, net” in the Company’s consolidated balance sheet represents the $108 million outstanding loan amount under the Amended Credit Facility, net of $2.2 million unamortized debt issuance costs and $20 million mandatory principal payments that are due in the next twelve months and presented as “Current portion of long-term debt” in the Current liabilities section of the Company’s consolidated balance sheets.

The Company believes that the expected cash flows from operating activities and the $70 million available under its Amended Credit Facility as of September 30, 2021 will be sufficient to support its current operations, meet its debt obligations and fulfill its capital expenditure plans for the twelve months from filing of the Form 10-Q for the quarter ended September 30, 2021; however, the Company is surrounded by uncertainty relating to COVID-19 future developments, as well as financial, economic, competitive, regulatory, and other factors, many of which are beyond its control. If the Company is unable to generate sufficient cash flow in the upcoming months or if its cash needs exceed the Company’s borrowing capacity under the Amended Credit Facility, it could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

NOTE 7. TAXES

For the nine months ended September 30, 2021 and 2020, the Company’s effective tax rate was 19.4% and 16.3%, respectively. The effective tax rate for the nine months ended September 30, 2021 and 2020 was impacted by excess tax benefit on stock option exercises.

As of September 30, 2021, the $21.3 million “Income taxes receivable” in the Company’s consolidated balance sheet represents the expected federal and state tax refund for 2020 tax year, net of current year federal and state tax payable.

Deferred tax assets were evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.

No uncertain tax positions were recorded as of September 30, 2021 and 2020. No change in uncertain tax positions is anticipated over the next twelve months.

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

On March 26, 2021, PCL filed a mechanics’ lien foreclosure action in District Court, County of Gilpin, Colorado (the “Gilpin Action”), against the Company and its Colorado subsidiaries, in connection with the Company’s expansion plans for the Monarch Black Hawk Property. The complaint essentially mirrors the claims and allegations made by PCL in the Denver Action, as described above.  The new lawsuit includes an additional claim, however, for foreclosure of PCL’s purported mechanics’ lien against the Monarch Black Hawk Property. PCL also joined additional subcontractors as defendants who have claimed a purported lien against the Monarch Black Hawk Property.  Effective May 10, 2021, PCL filed its second amended complaint, joining more such parties as defendants. Many of the Company’s co-defendants have filed cross claims against Monarch for foreclosure of mechanics’ liens and related claims, including unjust enrichment, and have also filed counterclaims against PCL.  The Company and its Colorado subsidiaries filed an answer and counterclaims in the Gilpin Action on July 15, 2021.  Monarch has also filed answers to all cross claims, denying the claimants’ rights to relief.  The Company and its Colorado subsidiaries intend to defend against PCL’s claims and the cross claims filed by certain subcontractors, and will vigorously prosecute its counterclaims for damages. The case was recently stayed pending the outcome of the Denver Action.

The Company recognized $3.0 million and $0.8 million in construction litigation expense relating to these lawsuits for the nine months ended September 30, 2021 and 2020, respectively, which are included in Other operating items, net on the Consolidated Statements of Income.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our,” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “will,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” or “we cannot assure you,” “although no assurance can be given,” Examples of forward-looking statements include, among others, statements we make regarding: (i) the impact of the COVID-19 pandemic, including recent spikes in cases, on our revenues, cash flows, liquidity, construction projects, results of operations and financial condition; (ii) our expectations regarding the return to normalized operations; (iii) our beliefs regarding the sufficiency of our cash and other financial resources; (iv) our expectations regarding credit facility covenant compliance and our ability to continue to obtain necessary covenant waivers; (v) our expectations regarding changes in our operations and services relating to government restrictions that may be imposed in light of COVID-19 pandemic measures; (vi) our beliefs regarding the effectiveness of the actions we've taken with respect to the COVID-19 pandemic and the quality of our properties as key factors in Monarch's long-term success; (vii) our expectations and beliefs concerning the expansion project at the Monarch Black Hawk (the "Monarch Black Hawk Expansion"), including the timing for completion of the last stage of the project, receipt of occupancy and other regulatory approvals, impact of the ongoing construction litigation, budget and estimated costs, pre-opening expenses and transformative potential); (viii) our expectations regarding financing of the Monarch Black Hawk Expansion; (ix) our expectations and intentions regarding the expenses, defenses and outcomes of the lawsuits filed by the construction project general contractor against us; (x) our expectations regarding our business prospects, strategies, estimates and outlook; (xi) our expectations regarding the positioning of our properties to benefit from future macro and local economic growth; (xii) our expectations regarding future capital requirements; (xiii) our anticipated sources of funds and adequacy of such funds to meet our debt obligations and capital requirements; and (xiv) our expectations regarding legal and other matters.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	continuing adverse impacts of the COVID-19 pandemic and its variants, including any spikes in cases, on our business, constructions projects, financial condition and operating results, including access to capital markets;
●	continuing adverse impacts of the COVID-19 pandemic and its variants, including any spikes in cases, on short-term and long-term travel, leisure and discretionary spending habits and practices of our guests;
●	continuing actions by government officials at the federal, state or local level, including, without limitation, further temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders, and mask mandates in connection with the COVID-19 pandemic, including any spikes in cases;
●	impact of any further temporary or extended shutdowns on our ability to maintain compliance with the terms and conditions of our credit facilities and other material contracts;
●	our ability to manage guest safety concerns caused by the COVID-19 pandemic and its variants, including any spikes in cases;
●	our ability to negotiate relief options and any further amendments to our Amended Credit Facility;
●	our ability to maintain strong relationships with our regulators, employees, lenders, suppliers, insurance carriers, customers and other stakeholders;
●	impact of any uninsured losses;
●	the adverse impact of cancellations and/or postponements of hotel stays and convention and trade shows on our business, market position, growth, financial condition and operating results;
●	a delay in or failure of the changes in guest visitation, entertainment choices and spending patterns, including a decrease in overall long-term demand after reopening our casinos and the initial pent-up demand, due to health and other concerns, to return to normalized pre-pandemic levels;
●	the impact of social distancing requirements, mask mandates and other health and safety protocols implemented at our properties, including a reduction in operating margins (or negative operating margins);
●	potentially uninsurable liability exposure to customers and staff should they become (or allege that they have become) infected with COVID-19 while at one of our resorts;
●	unwillingness of employees to report to work due to the adverse effects of the COVID-19 pandemic, including any spikes in cases, or to otherwise conduct work under any revised work environment protocols;
●	unwillingness of our employees to obtain the COVID-19 vaccination;
●	the potential of increases in state and federal taxation to address budgetary and other impacts of the COVID-19 pandemic, including any spikes in cases;
●	the potential of increased regulatory and other burdens to address the direct and indirect impacts of the COVID-19 pandemic and its variants, including any spikes in cases;
●	our ability to successfully implement our business and growth strategies;
●	our ability to realize the anticipated benefits of our expansion and renovation projects, including the Monarch Black Hawk Expansion;
●	construction factors, including delays, disruptions, construction defects, increased costs of labor and materials, contractor disagreements, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, occupancy and building permit issues and other regulatory approvals or issues;
●	our ongoing disputes over costs of and responsibility for delays, construction defects and other construction related matters with our Monarch Black Hawk general contractor, PCL Construction Services, Inc. (“PCL”), including, as previously reported, the litigations against us by such contractor and our filing of affirmative defenses and extensive counterclaims against PCL;
●	our potential need to post bonds or other forms of surety to support our legal remedies;
●	risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems and delays; construction defects; shortages of materials or skilled labor; environmental, health and safety issues; weather and other hazards, site access matters, and unanticipated cost increases);
●	risks related to pending litigation, which is costly and time-consuming to defend, and if decided against us, could require us to pay substantial judgments or settlements. We cannot predict with certainty the outcomes of such legal proceedings, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur;
●	our ability to generate sufficient operating cash flow to service our debt obligations and working capital needs and to help finance our expansion plans;
●	our ability to effectively manage expenses to optimize our margins and operating results;
●	our ability to effectively manage increased expenses from recent and current inflationary pressures;
●	our ability to effectively manage the impacts of temporary or other supply chain interruptions;
●	guest acceptance of our expanded facilities once completed and the resulting impact on our market position, growth and future financial results;
●	our ability to successfully complete potential acquisitions and investments;
●	access to capital and credit, including our ability to finance future business requirements ;
●	risks related to our present indebtedness and future borrowings;
●	adverse trends in the gaming industry;
●	changes in patron demographics;
●	risks related to record heat conditions, drought conditions and fires in the Western United States;
●	general market and economic conditions, including but not limited to, the effects of local and national economic, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;
●	the impact of rising interest rates and our ability to refinance debt as it matures at commercially reasonable rates or at all;
●	fluctuations in interest rates, including the impact of any discontinuance, modification or other reform of LIBOR, or the establishment of alternative reference rates;
●	our ability to continue to comply with the covenants and terms of our credit instruments;

●	our dependence on two resorts;
●	ability of large stockholders to influence our affairs;
●	our dependence on key personnel;
●	the availability of adequate levels of insurance;
●	changes in federal, state, and local laws and regulations, including environmental and gaming licenses or legislation and regulations, and laws and regulations permitting expanded and other forms of gaming in our key markets;
●	ability to obtain and maintain gaming and other governmental licenses and regulatory approvals;
●	any violations by us of the anti-money laundering laws;
●	cybersecurity risks, including misappropriation of customer information or other breaches of information security;
●	impact of natural disasters, severe weather, terrorist activity and similar events;
●	our competitive environment, including increased competition in our target market areas;
●	increases in the effective rate of taxation at any of our properties or at the corporate level;
●	our ability to successfully estimate the impact of accounting, tax and legal matters; and
●	risks, uncertainties and other factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K") and our other filings with the Securities and Exchange Commission.

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

We earn revenues, operating income and cash flow from Atlantis and Monarch Black Hawk, primarily through our casino, food and beverage, and hotel operations. We focus on delivering exceptional service and value to our guests. Our hands-on management style focuses on customer services and cost efficiencies.

Atlantis: Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage, and hotel operations. We continuously upgrade our property and invest in technology. Reno remains a very healthy local-oriented market. The tight employment environment and wage pressure remain key challenges. We expect this to be a recurring trend for the market and Atlantis in the years ahead but we remain confident that our operating strategies will allow Atlantis to grow revenue as our market share continues to expand. With quality gaming, hotel and dining products, we believe the Atlantis is well positioned to benefit from future macro and local economic growth, as well as for possible adverse macro-economic conditions.

Monarch Black Hawk: Since the acquisition of Monarch Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and working on the major expansion. In August 2015, we completed the redesign and upgrade of the existing Monarch Black Hawk property. In November 2016, we opened for guest use a new nine-story parking structure with approximately 1,350 spaces and additional valet parking, with total property capacity of approximately 1,500 spaces. In the fourth quarter of 2020, we began a phased opening of our hotel tower and expanded casino floor. Construction at the property is currently underway to convert part of the legacy building into a specialty restaurant, sportsbook lounge and bar, and additional casino space, which will complete the transformation of the property into a full-scale casino resort. This last stage of the project is expected to open by the end of 2021. Through its superior product and service, the property is designed to attract and retain the highest tier guests in the market.

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

Food and Beverage revenue KPI: The main KPIs in managing our food and beverage (“F&B”) operations are covers and average revenue per cover. A cover represents the number of guests served and is an indicator of volume. Average revenue per cover represents the average amount spent per food and beverage outlets’ served guests. Changes in the average revenue per cover might be an indicator for changes in menu offerings, changes in menu prices or may indicate changes in our guests’ preferences and purchasing habits.

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

RESULTS OF OPERATIONS

Impact of the COVID-19 Pandemic

Monarch’s operating results for the three and nine months ended September 30, 2020 and 2021 were impacted by the COVID-19 pandemic.

In March 2020, the World Health Organization declared the rapidly growing COVID-19 outbreak a global pandemic. On March 16, 2020, in an effort to contain the virus, the state of Colorado mandated a temporary shutdown of all casinos including Monarch Black Hawk and, on March 17, 2020, the state of Nevada mandated the temporary closure of all casinos including the Atlantis in Reno. Our Nevada and Colorado properties partially reopened with limited operations on June 4, 2020 and June 17, 2020, respectively. Therefore, the nine-month periods financial results comparison set forth below should be read with the 2020 partial period closures in mind.

Following the reopening of our operations and through the three- and nine-month periods ended September 30, 2021, we continued to operate under government-imposed capacity restrictions on our operations and various COVID-19 safety protocols. We were continually adjusting our operations to the restrictions in occupancy and social distancing requirements, which included reduced seating at table games and in all restaurants, and a decreased number of active slot machines on the casino floors. The convention business at Atlantis was adversely affected by the state-mandated gathering limits. We have experienced hotel stay and convention booking cancellations, and since the reopening, guest visitation and hotel and convention bookings have been inconsistent.

Our financial results for the three and nine months ended September 30, 2020 were significantly impacted by the unprecedented government-mandated closure of our Nevada and Colorado properties in response to the COVID-19 pandemic, which lasted approximately three months, and the related operational changes to comply with government restrictions as well as changes in customer demand and overall travel and leisure industry.

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

A new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has been spreading globally. In July 2021, due to reports of increased COVID-19 cases apparently driven by the new Delta variant, Nevada state government officials reintroduced mask mandates for all persons in certain public indoor locations, including casino resorts such as the Atlantis. Colorado officials may do the same. These new developments, and any increased restrictions on operations, may adversely impact our results of operations.

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

Monarch Casino Resort Spa Black Hawk expansion

Our financial results for the three and nine months ended September 30, 2021 benefited from the phased opening of operations at our newly transformed Monarch Black Hawk, which opening started in the fourth quarter of 2020. Monarch Black Hawk operations continue to ramp up. The new hotel, including a spa and pool on the top floor, are fully opened. On May 14, 2021, we opened our new poker room. With the opening of our expanded casino floor, we had increased the number slot machines by approximately 190 and table games by 10, compared to the pre-COVID active gaming devices at Monarch Black Hawk.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2021 and 2020

For the three months ended September 30, 2021, our net income totaled $22.3 million, or $1.15 per diluted share, compared to net income of $10.7 million, or $0.57 per diluted share for the same period in 2020, reflecting a 107.7% and 101.8% increase in net income and diluted earnings per share, respectively. Net revenues in the three months ended September 30, 2021, totaled $111.6 million, an increase of $51.8 million, or 86.5%, compared to the three months ended September 30, 2020. Income from operations for the three months ended September 30, 2021, totaled $29.0 million compared to income from operations of $13.4 million for the same period in 2020.

Casino revenue increased 71.4% in the third quarter of 2021 compared to the third quarter of 2020. The increase in casino revenue was driven primarily by the increase is gaming devices with the opening of our expanded casino in Black Hawk, the removal of Colorado table game bet limit and higher guest spend per visit at both properties. Casino operating expense as a percentage of casino revenue increased to 33.3% for the three months ended September 30, 2021 compared to 28.3% for the three months ended September 30, 2020, primarily due to an increase in promotional expenses at Monarch Black Hawk, as well as strong casino performance in the prior year period, following the properties’ reopening.

Food and beverage revenue for the third quarter of 2021 increased 102.3% compared to the third quarter of 2020 due to an 84.7% increase in food and beverage covers, combined with an increase in food and beverage revenue per cover of 9.5%. The increase in covers is primarily a result of the opening of two new restaurants at Monarch Black Hawk in early 2021 and the buffet at Atlantis being closed in July of 2020. Food and beverage operating expense as a percentage of food and beverage revenue increased in the third quarter of 2021 to 77.6% compared to 75.1% for the same quarter in 2020 primarily due to increased commodity prices and labor costs.

Hotel revenue increased 162.2% in the third quarter of 2021 compared to the same quarter of 2020 as a result of an average daily increase in available rooms by 50, with the opening of the hotel at Monarch Black Hawk. Hotel occupancy was 83.4% during the current year period compared to 80.3% during the third quarter of 2020. ADR increased by $53.35 ($154.11 in the third quarter of 2021and $100.76 in the third quarter of 2020). REVPAR was $142.39 and $87.87 for the three months ended September 30, 2021 and 2020, respectively. Hotel operating expense as a percentage of hotel revenue decreased to 38.5% in the third quarter of 2021 compared to 42.3% for the comparable prior year period primarily as a result of the increase in ADR and the ramp-up in hotel operation at Monarch Black Hawk, despite higher housekeeping expenses related to labor shortage and wage pressure.

Other revenue increased 40.4% in the third quarter of 2021 compared to the same prior year period primarily due to the addition of a retail outlet and spa at Monarch Black Hawk.

SG&A expense increased to $21.7 million in the third quarter of 2021 from $15.9 million in the third quarter of 2020 driven primarily by the additional G&A expenses to support the expanded Monarch Black Hawk as well as an increase in overall labor expense. As a percentage of net revenue, SG&A expense decreased to 19.4% in the third quarter of 2021 compared to 26.5% in the same period in 2020.

Depreciation and amortization expense increased to $9.4 million for the three months ended September 30, 2021 compared to $3.9 million for the same prior year period, due to new assets placed into service with the opening of our hotel tower and expanded casino at Monarch Black Hawk.

During the third quarter of 2021, we recognized $1.5million of professional services fees relating to our construction litigation, $0.1 million loss on disposal of assets, $0.3 million of litigation proceeds and $0.1 million of insurance claims proceeds. During the third quarter of 2020, we recognized $0.9 million in pre-opening expenses relating to the Monarch Black Hawk Expansion project, $0.5 million of professional service fees relating to our construction litigation, $0.5 million in Colorado legislation lobbying expenses, $0.4 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations and $0.1 million in unamortized debt issuance cost write off. These expenses are included in Other operating items, net in the Consolidated Statement of Income.

During the third quarter of 2021 we expensed $0.5 million of interest and amortized $0.4 million in deferred loan costs. In the third quarter of 2020, we capitalized all $1.8 million of interest, as the borrowings on our Amended Credit Facility were exclusively used to finance the Monarch Black Hawk Expansion. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2021 and 2020

For the nine months ended September 30, 2021, we had net income of $48.6 million, or $2.51 per diluted share, compared to net income of $8.4 million, or $0.44 per diluted share for the same period in 2020, reflecting a 477.5% and 470.5% increase in net income and diluted earnings per share, respectively. Net revenues in the nine months ended September 30, 2021, totaled $284.3 million, an increase of 125.6%, compared to the nine months ended September 30, 2020. Income from operations for the nine months ended September 30, 2021 totaled $64.1 million compared to $10.1 million income from operations for the same period in 2020.

Casino revenue increased 126.9% in the first nine months of 2021 compared to the first nine months of 2020 and was driven by an increase in gaming devices with the opening of the expanded casino in Monarch Black Hawk, the removal of Colorado table game bet limit and an increase in guest spend per visit at both properties. Casino operating expense as a percentage of casino revenue increased to 31.6% for the nine months ended September 30, 2021 compared to 30.7% for the nine months ended September 30, 2020, primarily as a result of higher promotional and payroll expenses in the current year.

Food and beverage revenue for the first nine months of 2021 increased 110.9% compared to the 2020 same period due to a 87.4% increase in food and beverage covers combined with a 12.5% increase in food and beverage revenue per cover. Food and beverage operating expense as a percentage of food and beverage revenue decreased in the first nine months of 2021 to 80.5% from 81.8% for the same period in 2020 primarily as a result of our effort to align menu prices with increased commodity prices and labor costs, as well as the decline of food and beverage revenue in 2020 due to the COVID-19 pandemic and the subsequent shutdown of our operations for approximately three months.

Hotel revenue increased 175.3% in the first nine months of 2021 compared to the first nine months of 2020 primarily due to an increase in available rooms with the opening of the new hotel at Monarch Black Hawk, as well as the pandemic related hotel shutdown for approximately three months in 2020. Hotel occupancy for the first nine months of 2021 was 78.6% compared to 75.7% during the period the hotel at Atlantis was open in the first nine months of 2020. ADR increased by $27.17, from $110.87 in the first nine months of 2020 to $138.04 in the first nine months of 2021. REVPAR was $119.18 for the first nine months of 2021 and $89.99 for the period the hotel was open in the first nine months of 2020. Hotel operating expense as a percentage of hotel revenue decreased to 40.8% in the first nine months of 2021 compared to 46.2% for the comparable prior year period primarily as a result of the higher ADR.

Other revenue increased 70.9% in the first nine months of 2021 compared to the same prior year period primarily due to the addition of a retail outlet and spa at Monarch Black Hawk.

SG&A expense increased to $62.2 million in the first nine months of 2021 from $41.9 million in the first nine months of 2020 primarily due to the COVID-19 shutdown and the related cost mitigation measures taken by management in 2020, as well as the increase in expenses in 2021 to support the expanded Monarch Black Hawk operation. As a percentage of net revenue, SG&A expense decreased to 21.9% in the first nine months of 2021 compared to 33.3% in the same period in 2020.

Depreciation and amortization expense increased to $28.3 million for the nine months ended September 30, 2021 compared to $11.5 million for the same prior year period, due to new assets placed into service with the opening of our hotel tower and expanded casino at Monarch Black Hawk.

During the first nine months of 2021, we recognized $3.0 million of professional service fees relating to our construction litigation, $0.1 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations, $0.1 million loss on disposal of assets, $0.3 million of litigation proceeds and $0.1 million of insurance claims proceeds. During the first nine months of 2020, we recognized $1.9 million in pre-opening expenses relating to the Monarch Black Hawk Expansion project, $0.8 million of professional service fees relating to our construction litigation, $1.4 million in Colorado legislation lobbying expenses, $0.7 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations and $0.1 million in unamortized debt issuance cost write off. Those expenses are included in Other operating items, net in the Consolidated Statement of Income.

During the first nine months of 2021, we expensed $3.2 million of interest and amortized $0.6 million in deferred loan costs. During the first nine months of 2020, we capitalized all interest of $5.0 million, as the borrowings on our Amended Credit Facility were exclusively used to finance the Monarch Black Hawk Expansion. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests. In addition, we have invested, and continue to invest, in our Monarch Black Hawk Expansion.

Cash paid for capital expenditures for the nine-month periods ended September 30, 2021 and 2020 totaled $21.7 million and $36.3 million, respectively. During the nine-month period ended September 30, 2021 our capital expenditures related primarily to: the transformation of part of the legacy Monarch Black Hawk building into a specialty restaurant, sportsbook lounge and bar, and additional casino space; complete renovation of the high-end suites on the top floors of the hotel tower at Atlantis; and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. During the nine-month period ended September 30, 2020, our capital expenditures related primarily to the new hotel tower and casino expansion at Monarch Casino Black Hawk, a restaurant and a bar renovation at Atlantis and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Casino Black Hawk. Capital expenditures during the first nine month in 2021 were funded from operating cash flows. Capital expenditures during the first nine month in 2020 were funded from operating cash flow and borrowings from the Amended Credit Facility.

Monarch Black Hawk Expansion

In the fourth quarter of 2013, we began work to convert Monarch Black Hawk into a full-scale casino resort (the “Monarch Black Hawk Expansion”). The Monarch Black Hawk Expansion includes a multi-phased expansion of Monarch Black Hawk, which involves construction of a new parking structure, demolition of the existing parking structure, and construction of a new hotel tower and casino expansion.

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

In the fourth quarter of 2020, we began the phased opening of our new hotel tower and casino expansion, which increased the casino space and added a 23-story hotel tower with 516 guest rooms and suites, banquet and meeting room space, a retail store, a concierge lounge, an upscale spa and pool facility located on the top floor of the tower, three new restaurants, and additional bars and lounges. In the third quarter of 2021, we opened our new poker room. We are currently working on converting the existing buffet and the adjacent casino area of the legacy facility into a new specialty restaurant, sportsbook lounge and bar, and additional casino space. We expect this work to be completed by the end of 2021.

We are confident that the quality of our expanded product and exceptional guest service will meet the demand of the high-end segment of the market and will derive accelerated market share and revenue growth.

We expect to finance the remaining Monarch Black Hawk Expansion costs through a combination of operating cash flows, available cash and, if necessary, borrowings under the Amended Credit Facility. We can provide no assurance that any project will be completed on schedule, if at all, or within established budgets, or that any project will result in increased earnings to us. Further, although we intend to seek recovery from our general contractor through the current construction litigations, we may be required to fund certain costs of correcting construction defects and deficiencies until, and if, recovered from the general contractor.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facility.

For the nine months ended September 30, 2021, net cash provided by operating activities totaled $96.3 million, compared to net cash provided by operating activities of $19.3 million in the same prior year period. This increase was primarily a result of increases in net income, primarily due to the pandemic-related closures in the prior year, and depreciation expense, as the hotel tower and expanded casino in Monarch Black Hawk were placed in service in the fourth quarter of 2020, combined with a decrease in working capital.

Net cash used in investing activities totaled $21.7 million and $36.3 million during the nine months ended September 30, 2021 and 2020, respectively. Net cash used in investing activities during the first nine months of 2021 consisted primarily of cash used for the transformation of part of the Monarch Black Hawk legacy facility, complete renovation of the high-end suites on the top floors of the hotel tower at Atlantis and for acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first nine months of 2020 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Black Hawk and for acquisition of gaming and other equipment at both properties.

Net cash used in financing activities in the first nine months of 2021 totaled $69.9 million and consisted of $74.5 million in principal payments on the credit facility offset by $4.6 million net proceeds from stock options exercise. Net cash used in financing activities in the first nine months of 2020 totaled $13.0 million and consisted of $20.0 million principal payments on the credit facility and $2.9 million loan issuance cost, offset by $8.8 million borrowings under the credit facility and $1.1 million proceeds from the stock options exercise.

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

The maturity date of The Amended Credit Facility is September 3, 2023. The Amended Credit Facility increases the aggregate principal amount of the credit facilities to $270 million. The $270 million Amended Credit Facility consists of a $200 million term loan (“Term Loan Facility”) and a $70 million revolving credit facility (“Revolving Credit Facility”), together with an option to increase the facility by up to an additional $75 million Revolving Credit Facility.

As of September 30,, 2021, we had an outstanding principal balance of $108 million under the Term Loan Facility, from which $20 million is expected to have a maturity date in the next twelve months and we had no borrowings under the Revolving Credit Facility, therefore all $70 million remained available for borrowing.

We are required to make quarterly principal payments under the Term Loan Facility on each Term Loan Installment Date, commencing on December 31, 2020, in an amount equal to (x) the percentage set forth opposite the applicable period during which such Term Loan Installment Date occurs (i.e., 1.25% for the period from December 31, 2020 to September 30, 2021, and 2.50% for the period from December 31, 2021 and thereafter) multiplied by (y) $200 million. The estimated amount of the mandatory principal payments due in the next twelve months is $20 million.

Commencing with the delivery of the compliance certificate for fiscal year 2021, we may be required to prepay borrowings under the Amended Credit Facility using excess cash flows for each fiscal year, depending on the Company’s leverage ratio.

Borrowings are secured by liens on substantially all of our real and personal property.

In addition to other customary covenants for a facility of this nature, as of September 30, 2021, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 4.0:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.15:1. As of September 30, 2021, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 1.0:1 and 5.6:1, respectively.

As of September 30, 2021, the interest rate under the April 30, 2021 amendment to the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.00%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.00%, or the Prime Rate. The applicable margins vary depending on the Company’s leverage ratio. Commitment fees are equal to the daily average unused revolving commitment multiplied by the commitment fee percentage, ranging from 0.175% to 0.325%, based on our leverage ratio. As of September 30, 2021, the interest rate on the Term Loan Facility was 1.34%, or LIBOR plus a 1.25% margin.

On the terms and subject to some conditions, we may, at any time before the Maturity Date, request an increase of the Revolving Credit Facility, provided that each such increase is equal to $15 million or an integral multiple of $1 million in excess and, after giving effect to the requested increase, the aggregate amount of the increases in the total revolving loan commitment shall not exceed $75 million.

We may prepay borrowings under the Amended Credit Facility revolving loan without penalty (subject to certain conditions and certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Once reduced or cancelled, the Revolving Credit Facility may not be increased or reinstated without the prior written consent of all lenders. During the first nine months of 2021, we made a $67.0 million in optional prepayments on its Term Loan Facility in addition to a $7.5 million in mandatory payments.

As of September 30, 2021, $85.8 million “Long-term debt, net” in the Company’s consolidated balance sheet represents the $108 million outstanding loan amount under the Amended Credit Facility, net of $2.2 million unamortized debt issuance costs and $20 million mandatory principal payment that are due in the next twelve months and are presented as “Current portion of long-term debt” in the Current liabilities section of the Company’s consolidated balance sheets.

We believe that our anticipated operating cash flow and the $70.0 million available under our Amended Credit Facility as of September 30, 2021 will be sufficient to sustain operations for the twelve months from filing of Form 10-Q for the quarter ended September 30, 2021 and fulfill our capital expenditure plans. However, we are surrounded by uncertainty relating to COVID-19, as well as financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

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

As of September 30, 2021, we had $108 million of outstanding balance under our Amended Credit Facility. A hypothetical 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at September 30, 2021 would have resulted in a change in our annual interest cost of approximately $1.1 million. See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

We have not entered into derivative financial instruments for trading or speculative purposes.

We do not have any cash or cash equivalents as of September 30, 2021 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: November 8, 2021	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)