Form 10-K
period 2021-12-31
MONARCH CASINO & RESORT INC
filed 2022-02-28
CIK 907242

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

adr
Large Accelerated Filer ⌧		Accelerated Filer ◻
Non-Accelerated Filer ◻	Smaller Reporting Company ☐	Emerging Growth Company ☐

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

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2021 (the last business day of the registrant's most completed second fiscal quarter), based on the closing price as reported on The Nasdaq Stock Market (SM) of $66.17 per share, was approximately $963.9 million.

As of February 22, 2022, the registrant had 18,700,620 shares of common stock outstanding.

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

The Atlantis Casino Resort Spa

The Atlantis is located approximately three miles south of downtown in the generally more affluent area of Reno, Nevada. The Atlantis features approximately 61,000 square feet of casino space; 818 guest rooms and suites; eight food outlets; two gourmet coffee and pastry bars and one snack bar; a 30,000 square-foot health spa and salon with an enclosed year-round pool; two retail outlets offering clothing and gift shop merchandise; an 8,000 square-foot family entertainment center; and approximately 52,000 square feet of banquet, convention and meeting room space. The casino features approximately 1,400 slot and video poker machines; approximately 37 table games, including blackjack, craps, roulette, and others; a race and sports book; a 24-hour live keno lounge; and a poker room. The Atlantis also offers a mobile race and sports betting app which is available to patrons who are physically located within the state of Nevada.

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

The average occupancy rate, average daily room rate (“ADR”) and revenue per available room (“REVPAR”), calculated by dividing total hotel revenue by total rooms available, at the Atlantis for the following periods were:

	Year Ended December 31,
	2021	2020	2019
Occupancy rate	82.10%	71.30%	88.44%
ADR	$123.18	$108.44	$124.94
REVPAR	$114.85	$86.85	$117.77

We continually monitor and adjust hotel room rates based upon demand and other competitive factors.

Restaurants and Dining. The Atlantis has eight restaurants, two gourmet coffee bars and one snack bar as described below:

●	The 475-seat, Toucan Charlie’s Buffet & Grille, which offers a wide variety of food selections from around the globe including a carving station, live action Pho and Mongolian Bar-b-que, made-to-order salads, artisan charcuterie with a variety of imported and domestic cheeses, and an expansive array of desserts from our in-house bakery including house-made gelato;
●	The 160-seat Atlantis Steakhouse, a fine dining destination featuring Allen Brothers prime steaks from Chicago, fresh seafood, and numerous tableside presentations of classic steakhouse dishes;
●	The Bistro Napa, featuring creative wine country cuisine served in a 140-seat main dining room with a central wine cellar and an adjacent upscale 60-seat lounge;
●	The Oyster Bar on the Sky Terrace offering pan roasts made-to-order, fresh seafood, cioppino, house made chowder and bisques;
●	Sushi Bar serving creative, made-to-order sushi rolls with a wide variety of raw and cooked options, all offered in all-you-care-to-eat lunch and dinner settings. Combined, the Oyster Bar and Sushi Bar can accommodate up to 137 guests;
●	The 178-seat Purple Parrot coffee shop, which serves breakfast and American comfort food 24 hours a day;
●	The 92-seat Red Bloom Asian kitchen, featuring a modern twist on authentic Asian crafted dishes inspired by the Far East, including tasteful dishes from China, Japan, Korea, Singapore, Thailand and Vietnam.
●	The 170-seat Manhattan Deli featuring authentic New York deli favorites like matzo ball soup, piled high sandwiches, salads, house made soups, bagels and lox, New York style pizza and famous New York cheesecake;
●	Two gourmet coffee bars offering specialty coffee drinks, “grab and go” sandwiches, house made gelato and freshly baked pastries; and
●	The Chicago Dogs Eatery, a snack bar, serving Chicago-style hot dogs, pizza, ice cream and arcade-style refreshments.

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

The Monarch Casino Resort Spa Black Hawk

Monarch Casino Resort Spa Black Hawk features approximately 60,000 square feet of casino space; approximately 1,100 slot machines; approximately 40 table games; a live poker room; a keno counter and a sports book. The resort also includes 10 bars and lounges, a gourmet coffee bar as well as four new dining options including a twenty-four-hour full-service restaurant, 250-seat buffet-style restaurant, the Monarch Chophouse (a fine-dining steakhouse), and Bistro Mariposa (a specialty restaurant). The resort offers 516 guest rooms and suites, banquet and meeting room space, a retail store, a concierge lounge and an upscale spa and pool facility located on the top floor of the tower. The resort is connected to a nine-story parking structure with 1,350 parking spaces, and valet parking, with total property capacity of approximately 1,500 spaces. The Monarch Black Hawk also offers a mobile sports betting app which is available to patrons who are physically located within the state of Colorado.

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

The average occupancy rate, ADR and REVPAR at the Monarch Black Hawk for the following periods were:

	Year Ended December 31,
	2021	2020	(1)
Occupancy rate	67.90%	29.60%
ADR	$182.78	$177.63
REVPAR	$132.75	$52.97

(1)	The phased opening of the hotel tower at Monarch Black Hawk began in November 2020.

Quality. Established as high-quality gaming resort in Colorado for gaming, dining and lodging.

Higher Tier Play. Through its superior product and service, the property is designed to attract and retain the highest tier guests in the market.

Market Growth. The Colorado market is poised for gross gaming revenue expansion following the passage of Colorado Amendment 77 on November 3, 2020, with which effective May 1, 2021, the betting limits (previously capped at $100 per bet) were removed and new games (including baccarat, pai gow tiles and keno) were allowed.

Restaurants and Dining. Currently, the Monarch Black Hawk has four restaurants and a gourmet coffee bar, as described below:

●	The 250-seat Monarch Buffet, which offers a wide variety of food selections from around the globe including a carving station, live action Pho and Mongolian Bar-b-que, artisan charcuterie, and an expansive array of desserts;
●	The 160-seat 24/7 restaurant, where guests can savor contemporary American and Asian cuisine in a sophisticated yet comfortable atmosphere with an emphasis on fresh flavors and quality ingredients;
●	The 110-seat Monarch Chophouse, a fine dining destination featuring 28 day aged, USDA prime cuts of beef chosen for their superior marbling and flavor, fresh seafood, and Colorado lamb in an elegant atmosphere with unsurpassed service and attention to detail;
●	The 180-seat Bistro Mariposa, an elevated Southwest Cuisine restaurant; and
●	Java, etc., a gourmet coffee bar offering specialty coffee drinks, “grab and go” sandwiches, house made gelato and freshly baked pastries.

Acquisition, Improvements and Additional Expansion Potential

We seek to identify and evaluate strategic expansion and acquisition opportunities through market and detailed financial analyses. We develop overall master plans and then aim to execute each phase of the master plan after re-evaluation of the current market conditions and comparison against other capital investment opportunities.

We have continuously invested in upgrading our facilities. Capital expenditures were $37.8 million in 2021, $46.4 million in 2020 and $134.9 million in 2019. During the last three years, capital expenditures related primarily to the Monarch Black Hawk Expansion Plan, the major redesign and upgrade of several of the hotel suites at Atlantis, the new Red Bloom Asian kitchen at Atlantis, the redesign and upgrade of the Atrium bar at Atlantis, ongoing capital maintenance spending, and the acquisition of gaming equipment at both of our properties.

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

On August 28, 2015, we entered into a 20-year lease (the “Parking Lot Lease”) with Biggest Little Investments, L.P. (“BLI”) with respect to a portion of the shopping center adjacent to the Atlantis property (the “Shopping Center”). The Parking Lot Lease covering approximately 4.2 acres is used for approximately 300 additional convenient surface parking spaces for Atlantis guests. See Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements; See also NOTE 12. RELATED PARTY TRANSACTIONS.

Marketing Strategy

Reno/Sparks. Our marketing efforts are directed toward three broad consumer groups: leisure travelers, conventioneers and Northern Nevada local residents.

The Reno/Sparks region is a major gaming and leisure destination with aggregate gaming revenues of approximately $891 million (as reported by the Nevada Gaming Control Board for the twelve months ended December 31, 2021).

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

Black Hawk. Our marketing efforts are directed toward patrons from the Denver metropolitan area and Colorado mountain areas. Black Hawk, Colorado is approximately 40 miles west of Denver.

The Denver metro area is an attractive market with a population of more than 3 million and a median household income above the national average.

Commercial gaming in Colorado is constitutionally restricted to three mountain towns – Black Hawk, Central City and Cripple Creek – which in 2021 represented 75%, 8% and 17% of total Colorado gaming revenue, respectively (Colorado Division of Gaming statistical summaries). These state constitutional limitations and the scarcity of available and developable land in Black Hawk create a strong barrier to new entries in the gaming market, limiting the threat of potential new competition.

Denver International Airport is the 6th highest air traffic feeder market to Las Vegas (by originating passengers only) in the United States with a 2.8% Compound Annual Growth Rate (“CAGR”) from 2015 to 2019, inspiring strong potential to attract travelers to a well-appointed Black Hawk resort with the upside from the removal of the table game betting limits and the expansion of game types offerings.

Our Monarch Black Hawk revenues and operating income are principally dependent on the level of gaming activity in the Black Hawk market. Leveraging our premium location, product and service, we strive to continue to grow market share by attracting not only gaming guests, but by introducing our new resort to attract new guests to the market and our property. Our superior lodging, spa and dining products are predominantly intended to drive gaming revenue.

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

Competition

Reno/Sparks. Gaming competition in the Reno area is intense. Based on information obtained from the December 31, 2021 Gaming Revenue Report published by the Nevada Gaming Control Board, there are approximately 15 casinos in the Reno-Sparks area which each generated more than $12.0 million in annual gaming revenues.

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

The legalization of internet poker, sports betting and other forms of internet gaming in additional jurisdictions throughout the United States could create further competition for the Atlantis.

Black Hawk. There is strong competition in the concentrated Black Hawk/Central City area gaming market including approximately 21 casinos, which generated approximately $811 million in gaming revenues for the twelve months ended December 31, 2021, according to the Colorado Division of Gaming.

The Black Hawk and Central City gaming markets are geographically isolated. The only other non-tribal gaming market is Cripple Creek, which is seventy-five miles away. There are two federally recognized tribes in southwest Colorado, both with gaming facilities, and both more than 350 miles from Denver. There have been proposals for the development of Native American racetrack and video lottery terminal casinos throughout the state over the years. On two occasions the owners of the Arapahoe Race Track, southeast of Denver, have funded state wide ballot initiatives to allow casino style gaming at the race track. On both occasions, these measures were voted down by the electorate by wide margins. As of December 31, 2021, none of the proposals have been adopted by the state’s electorate or by the legislature. Should any form of additional gaming be authorized in the Denver metropolitan area, the Black Hawk and Central City markets would be adversely affected.

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

Golden Road Motor Inn, Inc. (“Golden Road”), our subsidiary which operates the Atlantis, is required to be licensed by the Nevada Gaming Authorities. We are registered by the Nevada Gaming Commission as a publicly traded corporation, or “Registered Corporation.” As such, we are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and to furnish any other information that the Nevada Gaming Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by us must be reported to, or approved by, the Nevada Gaming Authorities. No person may become a major stockholder of, or receive any percentage of profits from Golden Road without first obtaining licenses and approvals from the Nevada Gaming Authorities.

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

In November 2020, Colorado voters passed Amendment 77 to the State Constitution (“Amendment 77”) allowing voters in Central City, Black Hawk, and Cripple Creek to approve a maximum single bet of any amount, compared to the previous $100 per bet limit that was in place and add additional game types beyond slot machines, blackjack, poker, roulette, and craps. The measure permitted each of the three towns to hold a local election on whether to change betting limits and/or add new games. Concurrently with the November 2020 election, Black Hawk voters passed such a local ballot measure, and the Black Hawk City Council followed shortly thereafter by approving unrestricted single bet limits and new popular table games. Those changes went into effect on May 1, 2021 and Black Hawk casinos are now operating without betting limit restrictions and can add to their table games mix Pai Gow, Baccarat, Keno, and Big 6 Wheel.

Limited stakes gaming is confined to the commercial districts of these cities as defined by Central City on October 7, 1981, by Black Hawk on May 4, 1978, and by Cripple Creek on December 3, 1973. In addition, the Colorado law restricts limited stakes gaming to structures that conform to the architectural styles and designs that were common to the areas prior to World War I and that conform to the requirements of applicable city ordinances regardless of the age of the structures. Under the 1990 Colorado Amendment, no more than 35% of the square footage of any building and no more than 50% of any one floor of any building may be used for limited stakes gaming. Persons under the age of 21 cannot participate in limited stakes gaming. The Colorado Constitution provides for a tax on the total amount wagered less all payouts to players at graduated annual rates. The gaming tax rates in effect as of July 1, 2008 can only be increased by amendment to the Colorado Constitution by voters in a statewide election. With respect to games of poker, the tax is calculated based on the sums wagered that are retained by the licensee as compensation, which must be consistent with the minimum and maximum amounts established by the Colorado Commission. The graduated rates effective as of July 1, 2012 are:

●	0.25% up to and including $2 million of the subject amounts;
●	2.0% on amounts from $2 million to $5 million;
●	9.0% on amounts from $5 million to $8 million;
●	11.0% on amounts from $8 million to $10 million;
●	16.0% on amounts from $10 million to $13 million; and
●	20.0% on amounts over $13 million.

The City of Black Hawk also assesses monthly device fees that are based on the number of gaming devices operated. These consist of an $87.50 fee per slot device, $350.00 per table device, and transportation fee of $3.68 for each slots device and $14.72 for each table device.

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

In November 2019, Proposition DD was passed with a vote of the people allowing for legalizing sports betting in Colorado, making Colorado one of many states now letting people place bets on sporting events since the Supreme Court ruling struck down a law that banned sports betting in most U.S. states. With the passage of Proposition DD, and the legislative bill passed by the Colorado General Assembly in May 2019 (the “Colorado Sports Act”), the Colorado Limited Gaming Control Commission and the Colorado Division of Gaming are the statutory authority over the regulation of the legalized sports betting in Colorado. The Colorado Sports Act establishes three categories of sports wagering licenses: (1) Master License (awarded to casinos to offer both retail and online sports betting), (2) Sports Betting Operator (awarded to the operator running an on-premise sports book at the casino), and (3) Internet Sports Betting Operator. The Colorado Commission approved Sports Betting Rule 3, effective March 16, 2020, to enable applications, investigations, and licensure as related to sports betting. Rule 3 authorizes the additional license classifications Vendor Major License and Vendor Minor License. On February 20, 2020, Monarch Black Hawk was issued a Master License.

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

Compliance with Environmental Laws

In 2021, the Company did not incur any material capital expenses for maintaining compliance with applicable environmental laws and does not expect to incur such in 2022.

Requirements to comply with environmental laws may have an impact on capital expenditures, earnings, and our competitive position in the future. See Item 1A, “RISK FACTORS.”

Human Capital

As of December 31, 2021, we employed approximately 2,650 employees.

We believe that our team is the most important asset in our organization. During 2020 and 2021, our team members worked together to navigate through the unprecedented challenges of the COVID-19 pandemic. During the period our operations at both properties were suspended for approximately three months, some team members were temporarily furloughed, but no team member was laid off. The Company continued to provide benefits, including medical, dental and vision insurance, throughout the suspension period. After resuming operations and welcoming our team members back to the properties, the health and wellbeing of our team members has been our priority. We set up strict protocols for sanitizing work stations, using dividers where possible, masking and social distancing, checking team members’ temperatures on a regular base, and for COVID-19 testing.

Our management focus is on employee retention and we use retention rate to evaluate it. We also perform “exit interviews” for employees exiting the company, to understand better what matters most to our team members and improve our polices.

The Company regularly conducts diversity and inclusion training for its Team Members as part of new-hire onboarding and ongoing Team Member/Leadership education sessions.

We continuously work on enhancing employees benefits and provide to our employees competitive to the market and industry employee benefit package. The Company also offers Team Members up to $6,000 in annual tuition reimbursement for educational courses and/or certifications related to their performance. The company also offers a scholarship for children and grandchildren of its team members, which is based on academic performance and financial need, and is intended to provide collegiate opportunities to first generation college students.

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

Our business has in the past and could be materially and adversely affected in the future by the effect of, or the public perception of a risk of, a pandemic disease on the travel, convention and leisure industries. The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, financial results, cash flows and liquidity for an extended period of time. We expect the impact of these disruptions, including the extent of their adverse impact on our financial results, will be dictated by the length of time that such disruptions continue. After government mandated closures in early 2020, we were allowed to open the Atlantis on June 4, 2020, and Monarch Black Hawk Casino on June 17, 2020. We cannot predict whether there will be subsequent closing orders due to pandemic spikes or other reasons or whether additional or changed conditions, or restrictions may occur or continue, nor the effects of any such conditions. Once travel, social distancing and self-quarantine restrictions are modified or cease to be necessary, demand for our properties may remain weak for a significant length of time and we cannot predict if and when the gaming and non-gaming activities of our properties will return to pre-outbreak levels of volume or pricing. Future demand for properties may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth or reduced business spending for meetings, incentives, conventions and exhibitions resulting from the impact of the COVID-19 pandemic.

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

●	changes in local economic and competitive conditions;
●	labor supply disruptions or shortages;
●	inflationary pressures on labor and supplies;
●	disruptions in our supply chain;
●	changes in local and state governmental laws and regulations, including gaming laws and regulations, and the way in which those laws and regulations are applied;
●	natural and other disasters, including pandemics, epidemics, or outbreaks of infectious or contagious diseases such as the COVID-19 pandemic;
●	continuing actions by government officials at the federal, state and/or local level with respect to steps to be taken in connection with the COVID-19 pandemic, including, without limitation, temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders;
●	an increase in the cost of maintaining our properties;
●	a decline in the number of visitors to Reno or Black Hawk; and
●	a decrease in gaming and non-casino activities at our resorts.

Any of the factors outlined above could negatively affect our results of operations and our ability to generate sufficient cash flow to make payments or maintain our covenants with respect to our debt.

CERTAIN OF OUR STOCKHOLDERS OWN LARGE INTERESTS IN OUR CAPITAL STOCK AND MAY SIGNIFICANTLY INFLUENCE OUR AFFAIRS

John Farahi and Bob Farahi, our officers and directors, together with John’s and Bob’s brother Ben Farahi, beneficially own in the aggregate approximately 32% of our outstanding common stock, inclusive of options held by them which are exercisable within 60 days. As such, members of the Farahi family, if voting together, have the ability to significantly influence our affairs, including the election of the board of directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

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

OUR VARIABLE RATE INDEBTEDNESS SUBJECTS US TO INTEREST RATE RISK, WHICH COULD CAUSE OUR DEBT SERVICE OBLIGATIONS TO INCREASE SIGNIFICANTLY

An increase in market interest rates would increase our interest expense arising on our indebtedness. The interest rate under our Amended Credit Facility is a base rate plus a margin ranging from 0.0% to 1.0%, the Prime Rate or LIBOR plus a margin ranging from 1.0% to 2.0%. As a result, we are exposed to interest rate risk. If interest rates increase, our debt service obligations under the Amended Credit Facility will increase even when the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

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

We also believe that the legalization of additional casino gaming in or near any major metropolitan area in the Atlantis’ or Monarch Black Hawk’s key marketing areas could have a material adverse impact on our business. In addition, there have been proposals for the development of Native American, racetrack and video lottery terminal casinos throughout the state of Colorado over the years, although none of the proposals has been adopted by the state’s electorate or legislature. Twice, the owners of the Arapahoe Race Track, southeast of Denver, have funded state wide ballot initiatives to allow casino style gaming at the race track. Both measures were voted down by wide margins. As of December 31, 2021, none of the proposals have been adopted by the state’s electorate or by the legislature. Should any form of additional gaming be authorized in the Denver metropolitan area, Monarch Black Hawk could be adversely affected.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO MAINTAIN THE REPUTATION OF OUR RESORTS.

The success of our business relies on the positive public perceptions of our resorts, the quality of the amenities and the level of service we provide. Any deterioration in our reputation could have a material adverse effect on our business, results of operations and cash flows. Our reputation could be negatively impacted by our failure to deliver a high-quality resort and entertainment experience to our customers. Our reputation may also suffer as a result of negative publicity regarding the Company or our resorts, regardless of the accuracy of such publicity.

OUR EXPANSION AND RENOVATION PROJECTS MAY FACE SIGNIFICANT RISKS INHERENT IN CONSTRUCTION PROJECTS

Our development projects we may undertake will be subject to the many risks inherent in the expansion or renovation of an existing enterprise or construction of a new enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects.

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

The disputes with the Monarch Black Hawk Expansion general contractor have resulted in and may continue to result in:

●	disputes and claims over the quality and management of the construction;
●	disputes and claims over design and construction defects;
●	disputes and claims over payments, construction costs, staffing costs, damages and other financial responsibility; and
●	disruptions of relationships with the general contractor, subcontractors, vendors and others.

In addition, our current and future projects could also experience:

●	delays and significant cost increases;
●	delays in obtaining or inability to obtain necessary permits, licenses and approvals;
●	lack of sufficient, or delays in the availability of, financing;
●	shortages of materials;

●	shortages of skilled labor, work stoppages or labor disputes;
●	poor performance or nonperformance by any third parties on whom we place reliance;
●	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems, including defective plans and specifications;
●	weather interference, floods, fires or other casualty losses; and
●	COVID-19 related delays.

The completion dates of any of our projects could differ significantly from expectations for construction-related or other reasons.

In connection with the expansion of the Monarch Black Hawk and the related disputes described above, our general contractor PCL and certain subcontractors have provided Monarch with purported notice of their intent to file a liens against the Monarch Black Hawk and some subcontractors have recorded such liens. An action to enforce such liens against the Monarch Black Hawk was filed in the District Court for Gilpin County, CO, as discussed in more detail herein, which may impact our operations on the property and result in us incurring significant expenses relating to defending against such actions.

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

IF WE ARE UNABLE TO OBTAIN FINANCING FOR OUR EXPANSION AND RENOVATION PROJECTS AND OTHER CAPITAL EXPENDITURES, SUCH PROJECTS WILL BE JEOPARDIZED

We intend to finance our future expansion and renovation projects, as well as our other capital expenditures, primarily with cash flow from operations and borrowings under our available credit facilities. If we are unable to finance our future expansion and renovation projects, or our other capital expenditures, we will have to adopt one or more alternatives, such as reducing, delaying or abandoning planned expansion and renovation projects as well as other capital expenditures, selling assets, restructuring debt, considering obtaining equity financing or joint venture partners, or modifying our credit facilities. These sources of funds may not be sufficient to finance our expansion, development, investment and renovation projects, and other financing may not be available on acceptable terms, in a timely manner, or at all. In addition, our existing indebtedness contains certain restrictions on our ability to incur additional indebtedness.

RISING OPERATING COSTS AT OUR GAMING PROPERTIES COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS

The operating expenses associated with our properties could increase due to, among other reasons, the following factors:

●	current broad-based inflation on the economy;
●	supply chain issues;
●	changes in federal, state or local tax or regulations, including state gaming regulations or gaming taxes, could impose additional restrictions or increase our operating costs;
●	aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base or attract new customers;
●	increases in costs of labor;
●	expenditures for repairs, maintenance, and to replace equipment necessary to operate our business;
●	our reliance on slot play revenues and any additional costs imposed on us from vendors;
●	availability and cost of the products and services we provide our customers, including food, beverages, retail items, entertainment, hotel rooms and spa;
●	availability and costs associated with insurance;
●	price increases for electricity, natural gas and other forms of energy;
●	adverse impacts of the COVID-19 pandemic on our business, construction projects, financial condition and operating results;
●	actions by government officials at the federal, state and/or local level with respect to steps to be taken, including, without limitation, temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders, in connection with the COVID-19 pandemic;
●	our ability to manage guest safety concerns caused by COVID-19;
●	our ability to effectively manage and control expenses during temporary or extended shutdown periods;
●	impact of temporary or extended shutdowns on our ability to maintain compliance with the terms and conditions of our credit facilities and other material contracts;
●	construction factors, including delays, disruptions, availability of labor and materials, increased costs of labor and materials, contractor disagreements, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, building permit issues and other regulatory approvals or issues;
●	ongoing disagreements over costs of and responsibility for delays and other construction related matters with our Monarch Black Hawk general contractor, PCL Construction Services, Inc., including, as previously reported, the litigation against us and liens by such contractor;
●	affirmative and extensive counterclaims for construction defects, breach of contract, breach of warranty, fraud, fraudulent inducement, negligence and other construction related claims that we have filed against the Monarch Black Hawk contractor, PCL Construction Services, Inc., in the above-mentioned litigation in which litigation the parties are currently conducting discovery, and investigation of the claims by and against us is therefore ongoing;
●	our potential need to post bonds or other forms of surety to support our legal remedies;

●	risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems and delays; shortages of materials or skilled labor; environmental, health and safety issues; weather and other hazards, site access matters, and unanticipated cost increases);
●	our ability to generate sufficient operating cash flow to help finance our expansion plans and subsequent debt reduction;
●	changes in laws mandating increases in minimum wages and employee benefits;
●	changes in laws and regulations permitting expanded and other forms of gaming in our key markets;
●	the effects of local and national economic, credit and capital market conditions on the economy in general and on the gaming industry and our business in particular;
●	the effects of labor shortages on our market position, growth and financial results;
●	the potential of increases in state and federal taxation to address budgetary and other impacts of the COVID-19 pandemic;
●	the potential of increased regulatory and other burdens to address the direct and indirect impacts of COVID-19 pandemic; and
●	guest acceptance of our expanded facilities once completed and the resulting impact on our market position, growth and financial results.

If our operating expenses increase without any offsetting increase in our revenues, our results of operations would suffer.

FAILURE TO MAINTAIN THE INTEGRITY OF OUR INFORMATION TECHNOLOGY SYSTEMS, PROTECT OUR INTERNAL AND CUSTOMER INFORMATION FROM CYBERSECURITY OR OTHER RISKS, OR COMPLY WITH APPLICABLE PRIVACY AND DATA SECURITY REGULATIONS COULD ADVERSELY AFFECT US

We rely extensively on our computer systems to process customer transactions, manage customer data, manage employee data and communicate with third-party vendors and other third parties, and we access the internet to use our computer systems. Our operations require that we collect and store customer data, including credit card numbers and other personal information, for various business purposes, including marketing and promotional purposes. We also collect and store personal information about our employees. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. Breaches of our security measures or information technology systems or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive personal information or confidential data about us, or our customers, or our employees including the potential loss or disclosure of such information as a result of hacking or other cyber-attack, computer virus, fraudulent use by customers, employees or employees of third party vendors, trickery or other forms of deception or unauthorized use, or due to system failure, could expose us, our customers, our employees or other individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our casino or brand names and reputations or otherwise harm our business. We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of customer information, such as payment card, employee information and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly, however they might not protect us against increasingly sophisticated and aggressive threats. The cost and operational consequences of implementing further data security measures could be significant.

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

WE ARE SUBJECT TO RISKS RELATED TO CORPORATE SOCIAL RESPONSIBILITY.

Governments, investors, customers, employees and other stakeholders are increasingly focusing on corporate environmental, social and governance (“ESG”) practices and disclosures, and expectations in this area are rapidly evolving and growing. Our reputation and the value of our brand may be significantly affected if we fail to act responsibly in a number of areas including diversity and inclusion, community engagement and philanthropy, environmental sustainability, climate change, responsible gaming, supply chain management, and workplace conduct. Our failure to adopt and implement responsible ESG policies could also impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the SEC staff at the time of filing this Form 10-K.

ITEM 2. PROPERTIES

As of December 31, 2021, our properties consist of:

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

(f)Leased land consisting of approximately 37,400 square-feet adjacent to the Atlantis serving as a driveway entrance to the Atlantis. For a further description of the lease terms, see Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Notes 5 and 12.

(g)Leased land consisting of approximately 4.2 acres adjacent to the Atlantis serving as a surface parking lot for the Atlantis. The lease term ends in 2035. For a further description of the lease terms, see Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Notes 5 and 12.

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

ITEM 3. LEGAL PROCEEDINGS

This information is incorporated by reference from Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 11 of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock trades on The Nasdaq Stock Market under the symbol MCRI.

Stockholders. As of February, 15, 2022, there were approximately 62 stockholders of record of our common stock.

Dividends. We have never paid dividends on our common stock. We intend to retain earnings and use free cash flow to finance our operating activities, for capital expenditures and to pay down our debt. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Our Amended Credit Facility also contains provisions that require the achievement of certain financial ratios before we can pay or declare dividends to our stockholders. See Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements, Note 6.

Unregistered Sales of Equity Securities.

None.

STOCK PERFORMANCE GRAPH

The following chart reflects the cumulative total shareholder return (change in stock price plus reinvested dividends) of a $100 investment in our common stock from the five-year period from December 31, 2016 through December 31, 2021, in comparison to the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s 1500 Casinos & Gaming Index. The comparisons are not intended to forecast or be indicative of possible future performance of our common stock.

The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Source: S&P Global Market Intelligence
© 2022

Repurchases

On October 22, 2014, the board of directors of Monarch authorized a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, the board of directors authorized the repurchase of up to 3,000,000 shares of our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other factors. The Repurchase Plan does not obligate us to acquire any particular amount of common stock and the Repurchase Plan may be suspended at any time at our discretion, and it will continue until exhausted. The actual timing, number and value of shares repurchased under the Repurchase Plan will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, general market economic conditions and applicable legal requirements. We had made no purchases under the Repurchase Plan as of December 31, 2021.

On January 19, 2022, under the authority of the Repurchase Plan, the Company purchased 100,000 shares for $6.5 million in a privately negotiated transaction.

ITEM 6. SELECTED FINANCIAL DATA

Removed and Reserved.

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

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) regarding our expectations and beliefs concerning the cost, financing and impact of our Monarch Black Hawk Expansion; additional revenue opportunities as a result of project and budget modifications for our Monarch Black Hawk Expansion; additional capital projects; future expansion and acquisition opportunities; positioning of our properties to benefit from future macro and local economic growth; business prospects; business strategies and outlook; competitive advantages and sources of competition; marketing strategy; approvals and licensing requirements; employee relations; capital requirements; anticipated source of funds and adequacy of such funds to meet our debt obligations and capital requirements; financial condition, legal matters and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-K, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made. Example of forward-looking statements include, among others, statements we make regarding: (i) our belief that we have sufficient liquidity to fund any remaining construction and litigation costs and ongoing capital expenditures; (ii) our belief that our business is well-positioned to benefit from any post-pandemic recovery; (iii) our expectation regarding the availability of future acquisition opportunities; (iv) our beliefs regarding the quality of our products and guest services in Reno and Black Hawk; (v) our expectations regarding our guests' acceptance of the expanded casino, new hotel and enhanced amenities at Monarch Casino Resort Spa Black Hawk; (vi) our expectations regarding our future position in, and share of, the high-end segment of the market and the quality of service we provide to our guests; (vii) our expectations regarding the litigation relating to the construction of the Monarch Black Hawk expansion and related liens recorded by the general contractor and certain subcontractors against the Monarch Black Hawk; and (viii) our belief regarding the proximity that the Reno-Sparks Convention Center will have for the Atlantis. Actual results and future events and conditions may differ materially from those described in any forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

●	our ability to successfully implement our business and growth strategies;
●	our ability to successfully defend against and remove the liens recorded against the Monarch Black Hawk by the general contractor and certain subcontractors with respect to the expansion and renovation of the property;
●	adverse impacts of the COVID-19 pandemic on our business, construction projects, financial condition and operating results;
●	actions by government officials at the federal, state and/or local level with respect to steps to be taken, including, without limitation, temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders, in connection with the COVID-19 pandemic;
●	our ability to manage guest safety concerns caused by COVID-19;
●	our ability to effectively manage and control expenses during any future shutdown periods;

●	impact of any future shutdowns on our ability to maintain compliance with the terms and conditions of our credit facilities and other material contracts;
●	our ability to negotiate relief options and necessary amendments to our Amended Credit Facility, if required;
●	access to available and reasonable financing on a timely basis;
●	our ability to maintain strong working relationships with our regulators, employees, lenders, suppliers, insurance carriers, customers, and other stakeholders;
●	impact of any uninsured losses;
●	changes in guest visitation or spending patterns due to health or other concerns;
●	construction factors, including delays, disruptions, availability of labor and materials, increased costs of labor and materials, contractor disagreements, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, building permit issues and other regulatory approvals or issues;
●	ongoing disagreements over costs of and responsibility for delays and other construction related matters with our Monarch Black Hawk general contractor, PCL Construction Services, Inc., including, as previously reported, the litigation against us by such contractor;
●	affirmative and extensive counterclaims for construction defects, breach of contract, breach of warranty, fraud, fraudulent inducement, negligence and other construction related claims that we have filed against the Monarch Black Hawk contractor, PCL Construction Services, Inc., in the above-mentioned litigation in which litigation the parties are currently conducting discovery, and investigation of the claims by and against us is therefore ongoing;
●	our potential need to post bonds or other forms of surety to support our legal remedies;
●	risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems and delays; shortages of materials or skilled labor; environmental, health and safety issues; weather and other hazards, site access matters, and unanticipated cost increases);
●	changes in laws mandating increases in minimum wages and employee benefits;
●	changes in laws and regulations permitting expanded and other forms of gaming in our key markets;
●	the effects of labor shortages on our market position, growth and financial results;
●	current broad-based inflation on the economy, including wage inflation;
●	the potential of increases in state and federal taxation to address budgetary and other impacts of the COVID-19 pandemic;
●	the potential of increased regulatory and other burdens to address the direct and indirect impacts of COVID-19 pandemic;
●	guest acceptance of our expanded facilities once completed and the resulting impact on our market position, growth and financial results;
●	competition in our target market areas;
●	our dependence on two resorts;
●	our ability to realize the anticipated benefits of our expansion and renovation projects, including the Monarch Black Hawk Expansion;
●	our ability to effectively manage expenses to optimize our margins and operating results;
●	risks related to our present indebtedness and future borrowings and our ability to meet our debt obligations and comply with our loan covenants;
●	adverse trends in the gaming industries;
●	changes in patron demographics;
●	general market and economic conditions, including but not limited to, the effects of local and national economic, credit and capital market conditions, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;
●	access to capital and credit, including our ability to finance future business requirements;
●	our ability to generate sufficient operating cash flow to finance our expansion plans and fund working capital;

●	the impact of rising interest rates and our ability to refinance debt as it matures at commercially reasonable rates or at all;
●	disruptions and shortages in the supply chain;
●	the impact that any discontinuance, modification or other reform of LIBOR, or the establishment of alternative reference rates, may have on our LIBOR-based debt instruments such as our Amended Credit Facility;
●	ability of large stockholders to influence our affairs;
●	our dependence on key personnel;
●	the availability of adequate levels of insurance;
●	changes in federal, state, and local laws and regulations, including environmental and gaming licenses or legislation and regulations;
●	our ability to comply with existing laws and regulations to which we are subject;
●	our ability to obtain and maintain gaming and other governmental licenses and regulatory approvals;
●	any violations by us of the anti-money laundering laws;
●	cybersecurity risks, including misappropriation of customer information or other breaches of information security;
●	impact of natural disasters, severe weather, terrorist activity and similar events;
●	competitive environment, including increased competition in our target market areas;
●	increases in the effective rate of taxation at any of our properties or at the corporate level;
●	our ability to successfully estimate the impact of accounting, tax and legal matters;
●	risks, uncertainties and other factors described from time to time in this and our other Securities and Exchange Commission (“SEC” or “Commission”) filings and reports;
●	the effects of macro and micro economic conditions on employment growth in the economy in general;
●	the effects of labor shortages on our ability to grow our business and to expand our market share in each of our key markets;
●	our ability to generate sufficient cash flow and manage our expenses to deleverage the Company;
●	guest acceptance of our expanded facilities at Monarch Black Hawk once completed and the resulting impact on our market position, growth and future financial results; and
●	the impact of the events occurring in Eastern Europe and a possible Russian invasion of Ukraine.

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

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis: Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage operations and hotel operations. We focus on delivering exceptional service and value to our guests. Our hands-on management style focuses on customer service and cost efficiencies We continuously upgrade our property. With quality gaming, hotel and dining products, we believe the Atlantis is well positioned to benefit from future macro and local economic growth. Reno remains a healthy local-oriented market. The market’s employment growth is broad based and we expect this positive indicator will support the continued strength of our business at Atlantis. At the same time, the tight employment environment, with the local unemployment rate below the national average, has created labor challenges, including wage inflation, which we continue to actively manage. We expect this to be a recurring trend for the market and Atlantis in the years ahead. The increase in the labor costs and the increase in price inflation, combined with continued aggressive marketing programs by our competitors, has applied upward pressure on Atlantis operating costs and profit margins.

Monarch Casino Resort Spa Black Hawk: Since the acquisition of the Monarch Black Hawk property in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and working on the major expansion. In the fourth quarter of 2020 we began the phased opening of our hotel tower and expanded casino floor. In 2021 we significantly completed the phased opening of our hotel tower, casino expansion and the redesign and upgrade of the legacy building, which transformed our Monarch Black Hawk property into a full-scale casino resort spa. The property now features approximately 60,000 square feet of casino space, approximately 1,200 slot machines, approximately 40 table games, a sports lounge and poker room, 10 bars and lounges, and four new dining options, including a twenty-four-hour full-service restaurant, 250-seat buffet-style restaurant, the Monarch Chophouse (a fine-dining steakhouse), and Bistro Mariposa (a specialty restaurant). The resort offers 516 guest rooms and suites, banquet and meeting room space, a retail store, a concierge lounge and an upscale spa and pool facility located on the top floor of the tower. We continue to attract high value players from across Colorado’s Front Range, who had previously traveled to other markets, such as Las Vegas, for a high-end casino entertainment experience. We believe that the quality of our expanded product and exceptional guest service will meet the demand of the high-end segment of the market and will grow revenue and accelerate market share.

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

RESULTS OF OPERATIONS

Impact of the COVID-19 Pandemic

Monarch’s operating results for the year ended December 31, 2021 and 2020 were impacted by the COVID-19 pandemic.

In March 2020, the World Health Organization declared the rapidly growing COVID-19 outbreak a global pandemic. On March 16, 2020, in an effort to contain the virus, the state of Colorado mandated a temporary shutdown of all casinos including Monarch Black Hawk and, on March 17, 2020, the state of Nevada mandated the temporary closure of all casinos including the Atlantis in Reno. Our Nevada and Colorado properties partially reopened with limited operations on June 4, 2020 and June 17, 2020, respectively. Therefore, the annual financial results comparison set forth below should be read with the 2020 partial period closures in mind.

Following the reopening of our operations in 2020 and through 2021, we continued to operate under government-imposed capacity restrictions on our operations and various COVID-19 safety protocols. We were continually adjusting our operations to the restrictions in occupancy and social distancing requirements, which included reduced seating at table games and in all restaurants, and a decreased number of active slot machines on the casino floors. The convention business at Atlantis was adversely affected by the state-mandated gathering limits. We have experienced hotel stay and convention booking cancellations, and since the reopening, guest visitation and hotel and convention bookings have been inconsistent.

Our financial results, particularly for 2020, were significantly impacted by the unprecedented government-mandated closure of our Nevada and Colorado properties in response to the COVID-19 pandemic, which lasted approximately three months, and the related operational changes we were required to make to comply with government mandated restrictions as well as changes in customer demand and overall travel and leisure industry.

In July 2021, due to reports of increased COVID-19 cases apparently driven by the Delta variant, Nevada state government officials reintroduced mask mandates for all persons in certain public indoor locations, including casino resorts such as the Atlantis, which lasted until the beginning of 2022.

We are operating in an environment of high uncertainty and there may be additional government restrictions placed on all of our services, such as gaming, restaurants, spas and salons, entertainment venues and convention and meeting space, which could lead to lower demand and revenue. Such restrictions could also increase our costs, decrease our operating margins and have a material adverse effect on our operations, cash flows and financial results.

While we have incurred significant disruptions from the COVID-19 pandemic, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties and the dynamic nature of the circumstances, including the duration and severity of the disease, the possibility of the outbreak levels seen to return, the long-term impact on demand following the reopening of our casinos, and other actions or restrictions that may be taken by governmental authorities, the impact thereof to the general U.S economy and to our customers. We will continue to evaluate the nature and extent of the impact to our business, results of operations, and financial condition.

Monarch Casino Resort Spa Black Hawk expansion

Our financial results for the year ended December 31, 2021 benefited from the phased opening of operations at our newly transformed Monarch Black Hawk, which opening began in the fourth quarter of 2020. The new hotel, including a spa and pool on the top floor, were fully opened in the first quarter of 2021. In May, 2021, we opened our new poker room and in mid-December we opened our new sportsbook, lounge and bar and additional casino space at the legacy part of the building. With the opening of our expanded casino floor at the beginning of 2021, we increased the number of slot machines by approximately 190 and table games by 10, compared to the pre-COVID active gaming devices at Monarch Black Hawk. Monarch Black Hawk operations continue to ramp up.

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020

For 2021, our net income totaled $68.5 million, or $3.53 per diluted share, compared to net income of $23.7 million, or $1.25 per diluted share for the same period of 2020, reflecting a 189.2% increase in net income and 182.4% increase in diluted earnings per share. Net income and diluted earnings per share comparisons were impacted by the $8.7 million tax benefit recognized in 2020. Net revenue for the years ended December 31, 2021 and 2020 were $395.4 million and $184.4 million, respectively, reflecting an increase of $211.0 million, or 114.4%. Income from operations for the year ended December 31, 2021 totaled $89.9 million compared to $15.3 million for the same period in 2020, representing an increase of $74.6 million, or 488.5%.

Casino revenue increased 109.2% in the year ended December 31, 2021, compared to the same period of 2020 and was driven primarily by the increase in gaming devices in 2021 with the opening of expanded casino at Monarch Black Hawk. In addition, 2020 gaming revenue was impacted by the pandemic-related properties closure and capacity and other regulatory limitations, which remained in effect following the properties’ reopening in June 2020. Casino operating expense as a percentage of casino revenue increased to 32.2% for the year ended December 31, 2021, compared to 30.5% in 2020 primarily due to an increase in promotional expenses at Monarch Black Hawk and an increase in gaming taxes with the increase in gaming revenue at Monarch Black Hawk.

Food and beverage revenue increased 111.0% in the year ended December 31, 2021 over the same period in 2020, due to a 97.4% increase in covers, combined with a 6.9% increase in average revenue per cover. In 2021 we increased the F&B seating capacity with the opening of our new F&B outlets in Monarch Black Hawk. In 2020, in addition to the pandemic-related shutdown of our properties for approximately three months, we also had one of our restaurants and one of our bars at Atlantis closed for redesign and upgrade for approximately six months. Food and beverage operating expense as a percentage of food and beverage revenue in the year ended December 31, 2021 was 79.8% compared to 83.7% over the same period in 2020. Food and beverage operating expense as a percentage of food and beverage revenue decreased as a result of an effort to align menu prices with increased commodity prices and labor costs.

Hotel revenue increased 170.1% in the year ended December 31, 2021 over the same period in 2020 due to increase in available rooms by 15.8 thousand, higher hotel occupancy of 76.7% in 2021 compared to 69.8% for the period the hotel was open in 2020 and higher ADR of $141.17 for the year ended December 31, 2021, compared to $109.46 for the year ended December 31, 2020. REVPAR was $119.03 in 2021 and $82.06 for the period hotel was open in 2020. Hotel operating expense as a percent of the hotel revenue for the year ended December 31, 2021 was 40.7% compared to 50.2% for the same period in 2020. The decrease in the hotel expense margin was primarily due to the increase in ADR and REVPAR.

Other revenue increased 72.6% in 2021 compared to 2020 driven by increase in commission revenues, spa revenue, arcade revenue and retail revenue, driven by the expanded operation in Monarch Black Hawk in 2021 and by the properties closures for approximately three months and limited operations due to COVID-19 related state restrictions after opening in 2020.

SG&A Expense increased to $84.4 million in the year ended December 31, 2021 from $60.4 million in the same period of 2020 due to: i) a $10.2 million increase in salaries, wages and related employee benefits expense; ii) a $6.5 million increase in advertising and promotional expenses; iii) a $1.8 million increase in utility expense; iv) a $1.6 million increase in taxes and licenses; v) a $0.4 million increase in employee relations; and v) a $3.5 million in other expenses. The increase in expense in all categories above is primarily a result of the expanded operation at Monarch Black Hawk. As a percentage of net revenue, SG&A expense decreased to 21.4% in 2021 from 32.7% in 2020.

Depreciation and amortization expense increased to $38.4 million for the year ended December 31, 2021, as compared to $17.3 million for the same period in 2020 primarily due to the addition of the hotel building and furniture, fixtures and equipment assets with the completion of the expansion project in Monarch Black Hawk.

During the year ended December 31, 2021, we recognized $5.1 million in construction litigation expense related to the lawsuit filed by the Monarch Black Hawk Expansion construction project general contractor against the Company and our countersuit against the general contractor, $0.1 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations; and $0.1 million loss on disposal of assets, offset by $0.3 million of litigation proceeds and $0.1 million of insurance claims proceeds. During the year ended December 31, 2020, we recognized $2.8 million in pre-opening expense related to the opening of the new hotel and expanded casino in Black Hawk, $1.6 million in construction litigation expense related to the lawsuit filed by the Monarch Black Hawk Expansion construction project general contractor against the Company and our countersuit against the general contractor, $1.4 million in Colorado legislation lobbying expenses, $0.7 million in equipment, supplies and employee testing expenses directly attributable to the COVID-19 pandemic for reopening of the properties and incremental to normal operations and $0.2 million in unamortized debt issuance cost write off and loss on disposition of assets. These expenses are included in Other operating items, net in the Consolidated Statement of Operations.

During the year ended December 31, 2021, we decreased the outstanding balance under our credit facility by $92.5 million to $90.0 million as of December 31, 2021. During 2021, we expensed $4.5 million interest. During 2020, we capitalized a majority of the interest paid and accrued, as most of the draws were used to finance the Monarch Black Hawk expansion plan. Interest expense, net of amounts capitalized, in 2020 was $0.3 million. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019

Refer to ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests. In addition, we have invested, in our Monarch Black Hawk Expansion Plan. Capital expenditures during the years ended December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020

Atlantis	$16,075	$7,548
Monarch Black Hawk	21,733	38,255
Corporate	—	621
	$37,808	$46,424

During the years ended December 31, 2021 and 2020, capital expenditures related primarily to the work on the Monarch Black Hawk Expansion Plan, the introduction of Red Bloom Asian Kitchen restaurant and Atrium bar and lounge at Atlantis and the redesign and upgrade of the suites on the top floors of the concierge hotel tower at Atlantis, as well as the acquisition of gaming equipment to upgrade and replace existing equipment at both properties.

Monarch Black Hawk Expansion Plan

In 2013, we began work to convert the Monarch Black Hawk into a full-scale casino resort spa. The multi-phased expansion of the Monarch Casino Resort Spa Black Hawk involved construction of a new parking structure, demolition of the existing parking structure, construction of a new hotel tower and casino expansion and redesign and upgrade of a part of the legacy facility.

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

In the fourth quarter of 2020, we began the phased opening of our new hotel tower and casino expansion, which increased the casino space and added a 23-story hotel tower with 516 guest rooms and suites, banquet and meeting room space, a retail store, a concierge lounge, an upscale spa and pool facility located on the top floor of the tower, three new restaurants, and additional bars and lounges. In 2021, we added a poker room, a keno counter, a sportsbook, sports lounge and bar, as well as additional slot machines in the legacy facility. In February 2022, we completed the Monarch Black Hawk expansion with the opening of a new specialty restaurant.

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

Operating Activities

For the year ended December 31, 2021, net cash provided by operating activities totaled $128.1 million, an increase of $96.7 million, or 307.4%, compared to the same period of the prior year. This increase was primarily due to: i) a $44.8 million increase in Net income; ii) $22.7 million related to decrease in income tax receivable, offset by a $9.2 million decrease in deferred tax, both as a result of an accelerated depreciation for tax purposes on the assets put in service in 2020 with the opening of a hotel tower and expanded casino in Monarch Black Hawk; iii) a $21.3 million increase in depreciation and amortization, including amortization of deferred loan costs; iv) a $16.9 million change in working capital; and v) a $0.2 million increase in stock-based compensation expense.

Investing Activities

Net cash used in investing activities totaled $37.8 million and $46.4 million in the years ended December 31, 2021 and 2020, respectively. Net cash used in investing activities during the years ended December 31, 2021 and 2020 consisted primarily of cash used for the new hotel tower and casino expansion at Monarch Casino Resort Spa Black Hawk, for renovation projects at Atlantis, and for the acquisition of gaming and other equipment at both properties.

Financing Activities

Net cash used in financing activities of $85.1 million in 2021 represented $92.5 million principal payments under the credit facility, offset by $7.4 million of proceeds from stock options exercise, net of payroll taxes from net exercises. Net cash provided by financial activities in 2020 represented $13.7 million principal payments, net of the borrowings under the credit facility, $2.9 million long-term debt refinancing cost and $0.7 million of net proceeds from stock options exercise.

We expect that the Company’s cash position in the next several quarters will be negatively impacted by the outstanding construction retention and other payments related to the Monarch Black Hawk Expansion project of $58.9 million, which are reflected in “Construction Accounts Payable” on the balance sheet as of December 31, 2021.

We expect that the Company’s cash position in the next few quarters will be positively impacted by the expected tax refund for 2020 fiscal year of $26.9 million, which is reflected in “Income taxes receivable” on the balance sheet as of December 31, 2021.

Purchase obligations of materials and supplies used in the normal operation of our business represent approximately $10.8 million as of December 31, 2021 and all are cancelable by us upon providing a 30-day notice.

Amended Credit Facility

On September 3, 2020, we entered into the Fourth Amended and Restated Credit Agreement with Wells Fargo Bank, N.A., as administrative agent and certain banks (the “Fourth Amended Credit Facility”). On April 30, 2021, the Company entered into an amendment to the Fourth Amended Credit Facility (collectively, with all prior amendments, the “Amended Credit Facility”).

The maturity date of the Amended Credit Facility is September 3, 2023. The Amended Credit Facility increases the aggregate principal amount to $270 million. The $270 million Amended Credit Facility consists of: a $200 million Term Loan Facility and a $70 million Revolving Credit Facility, together with an option to increase the facility by up to an additional $75 million Revolving Credit Facility.

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

As of December 31, 2021, we had an outstanding principal balance of $90 million under the Term Loan Facility, a $0.6 million letter of credit and no borrowings under the Revolving Credit Facility; $69.4 million remained available for borrowing.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of December 31, 2021, we are required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 4.50:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.15:1. As of December 31, 2021, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.7:1 and 5.7:1.

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

At December 31, 2021, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.0%. On December 31, 2021, the Term Loan Facility interest rate was 1.11%, computed as LIBOR of 0.11% plus interest margin of 1.0%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

On the terms and subject to some conditions, the Company may, at any time before the Maturity Date, request an increase of the Revolving Credit Facility, provided that each such increase is equal to $15.0 million or an integral multiple of $1.0 million in excess and, after giving effect to the requested increase, the aggregate amount of the increases in the total revolving loan commitment shall not exceed $75.0 million.

We may prepay borrowings under the Amended Credit Facility revolving loan without penalty (subject to certain conditions and certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Once reduced or cancelled, the Revolving Credit Facility may not be increased or reinstated without the prior written consent of all lenders.

As of December 31, 2021, $68.2 million “Long-term debt, net” in the Company’s consolidated balance sheets represents the $90.0 million outstanding loan amount under the Amended Credit facility, net of $1.8 million unamortized debt issuance costs and $20.0 million mandatory principal payment that are due in next twelve months and are presented as “Current portion of long-term debt” in the Current liabilities section of the Company’s consolidated balance sheets.

We believe that the expected cash flows from operating activities and the $69.4 million available under our Amended Credit Facility as of December 31, 2021 will be sufficient to support our current operations, meet our debt obligations and fulfill our capital expenditure plans for the twelve months from the filing of Form 10-K for the year ended December 31, 2021; however, we are surrounded by uncertainty about COVID-19, as well as financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed the Company’s borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

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

Allowance for Doubtful Accounts

We extend short-term credit to our gaming customers. Such credit is non-interest bearing and is due on demand. In addition, we also have receivables due from hotel guests and convention groups and events, which are primarily secured with a credit card at the time a customer makes a reservation or checks in. An allowance for doubtful accounts is established for all of our receivables based upon our historical collection and write-off experience, and taking into consideration the current economic and business conditions and management’s expectations of future economic and business conditions. The allowance is applied even when the risk of credit loss is remote. When a situation warrants, the Company may create a specific identification reserve for a high collection risk receivable. We write off our uncollectible receivables once all efforts have been made to collect such receivables. The book value of receivables approximates fair value due to the short-term nature of the receivables.

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

Reference Rate Reform: In March 2020, the FASB issued temporary accounting guidance to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The guidance contains optional expedients and exceptions that apply to accounting for contract modifications, hedging relationships, and other transactions affected by reference rate reform. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022, and may be applied from the beginning of an interim period or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.

Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued amended accounting guidance to simplify the accounting for income taxes. The amendment eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendment also simplifies other aspects of the accounting for income taxes. We adopted this amended accounting guidance in 2021. The amendment has no impact on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Our current primary market risk exposure is interest rate risk relating to the impact of interest rate movements under our Amended Credit Facility. As of December 31, 2021, we had $90 million of outstanding debt under our Amended Credit Facility which bears interest at variable rates. A hypothetical 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility on December 31, 2021 would result in an increase in our annual interest cost of approximately $0.9 million.

We do not have any cash or cash equivalents as of December 31, 2021 which are subject to market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Monarch Casino & Resort, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

February 28, 2022

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Casino	$233,413	$111,550	$128,010
Food and beverage	91,080	43,162	72,578
Hotel	54,374	20,133	35,222
Other	16,510	9,568	13,356
Net revenues	395,377	184,413	249,166

Operating expenses
Casino	75,258	34,020	45,259
Food and beverage	72,684	36,123	57,367
Hotel	22,106	10,104	13,123
Other	7,668	4,465	6,543
Selling, general and administrative	84,427	60,395	69,312
Depreciation and amortization	38,428	17,324	14,875
Other operating items, net	4,929	6,711	3,112
Total operating expenses	305,500	169,142	209,591
Income from operations	89,877	15,271	39,575

Other expense
Interest expense, net of amounts capitalized	(4,506)	(273)	1

Income before income taxes	85,371	14,998	39,576
(Provision) benefit for income taxes	(16,883)	8,680	(7,760)
Net income	$68,488	$23,678	$31,816

Earnings per share of common stock
Net income
Basic	$3.68	$1.30	$1.77
Diluted	$3.53	$1.25	$1.70

Weighted average number of common shares and potential common shares outstanding
Basic	18,617	18,218	18,025
Diluted	19,427	18,877	18,684

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$33,526	$28,310
Receivables, net	8,881	3,736
Income taxes receivable	26,946	24,894
Inventories	7,159	7,823
Prepaid expenses	7,552	8,393
Total current assets	84,064	73,156
Property and equipment, net	580,807	572,507
Goodwill	25,111	25,111
Intangible assets, net	477	973
Deferred income taxes	—	130
Total assets	$690,459	$671,877
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$20,000	$12,500
Accounts payable	18,575	11,655
Construction accounts payable	58,891	49,771
Accrued expenses	42,967	34,705
Short-term lease liability	745	813
Total current liabilities	141,178	109,444
Deferred income taxes	19,617	13,220
Long-term lease liability	13,498	13,984
Long-term debt, net	68,152	167,162
Total liabilities	242,445	303,810
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 18,764,540 outstanding at December 31, 2021; 18,426,130 outstanding at December 31, 2020	191	191
Additional paid-in capital	41,426	34,498
Treasury stock, 331,760 shares at December 31, 2021; 670,170 shares at December 31, 2020	(4,341)	(8,872)
Retained earnings	410,738	342,250
Total stockholders’ equity	448,014	368,067
Total liabilities and stockholders’ equity	$690,459	$671,877

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2018	17,919,021	$191	$30,111	$286,756	$(15,876)	$301,182
Exercise of stock options, net	222,362	—	979	—	3,099	4,078
Stock-based compensation expense	—	—	4,125	—	—	4,125
Net income	—	—	—	31,816	—	31,816
Balance, December 31, 2019	18,141,383	$191	$35,215	$318,572	$(12,777)	$341,201
Exercise of stock options, net	284,747	—	(4,650)	—	3,905	(745)
Stock-based compensation expense	—	—	3,855	—	—	3,855
Capital contribution	—	—	78	—	—	78
Net income	—	—	—	23,678	—	23,678
Balance, December 31, 2020	18,426,130	$191	$34,498	$342,250	$(8,872)	$368,067
Exercise of stock options, net	338,410	—	2,868	—	4,531	7,399
Stock-based compensation expense	—	—	4,060	—	—	4,060
Net income	—	—	—	68,488	—	68,488
Balance, December 31, 2021	18,764,540	$191	$41,426	$410,738	$(4,341)	$448,014

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$68,488	$23,678	31,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,428	17,324	14,875
Amortization of deferred loan costs	990	764	538
Stock-based compensation	4,060	3,855	8,203
Provision for bad debts	245	159	189
Loss on disposition of assets	136	63	—
Write off of unamortized debt issuance costs	—	95	—
Non-cash operating lease expense	(16)	(1)	14
Deferred income taxes	6,527	15,774	1,344
Changes in operating assets and liabilities:
Receivables	(5,390)	1,563	1,093
Income taxes receivable	(2,052)	(24,709)	94
Inventories	664	(1,088)	(3,043)
Prepaid expenses	841	(1,247)	(730)
Accounts payable	6,920	(5,382)	5,855
Accrued expenses	8,262	596	2,998
Net cash provided by operating activities	128,103	31,444	63,246

Cash flows from investing activities:
Proceeds from sale of assets	22	31	72
Change in construction accounts payable	9,120	42,243	(9,624)
Acquisition of property and equipment	(46,928)	(88,667)	(125,367)
Net cash used in investing activities	(37,786)	(46,393)	(134,919)

Cash flows from financing activities:
Payroll taxes from net exercise of stock options	(730)	(4,428)	—
Proceeds from exercise of stock options	8,129	3,760	—
Long-term debt borrowings	—	10,813	105,500
Principal payments on long-term debt	(92,500)	(24,563)	(3,750)
Loan issuance cost	—	(2,862)	—
Net cash (used in) provided by financing activities	(85,101)	(17,280)	101,750

Change in cash and cash equivalents	5,216	(32,229)	30,077
Cash and cash equivalents at beginning of period	28,310	60,539	30,462
Cash and cash equivalents at end of period	$33,526	$28,310	$60,539

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$3,069	$380	$—
Cash paid for income taxes	$12,410	$—	$6,322
Conversion of long-term deposit to short term deposit	$—	$908	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Monarch Casino & Resort, Inc. was incorporated in 1993. Through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), Monarch owns and operates the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”). In addition, Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”), Golden East, Inc. (“Golden East”) and Golden North, Inc. (“Golden North”), each owns separate parcels of land located proximate to the Atlantis. Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, owns and operates Monarch Casino Resort Spa Black Hawk, a hotel and casino in Black Hawk, Colorado (the “Monarch Black Hawk”). Monarch owns a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Casino Resort Spa Black Hawk. Monarch also owns Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

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

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our,” and “us,” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

Impact of COVID-19:

In March 2020, a global pandemic was declared due to an outbreak of a new strain of coronavirus (“COVID-19”). In an effort to contain the virus, on March 16, 2020 the state of Colorado mandated a temporary shutdown of all casinos including Monarch Black Hawk and on March 17, 2020 the state of Nevada mandated the temporary closure of all casinos including Atlantis Casino Resort Spa in Reno. The COVID-19 pandemic has had, and may continue to have, an adverse effect on the Company's results of operations.

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

Property and Equipment

Property and Equipment, net consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Land	$32,986	$32,986
Land improvements	9,898	9,847
Buildings	474,571	471,819
Buildings improvements	55,432	33,681
Furniture and equipment	235,233	229,052
Construction in progress	8,211	6,257
Right of use assets	14,246	14,784
Leasehold improvements	3,848	3,848
	834,425	802,274
Less accumulated depreciation and amortization	(253,618)	(229,767)
Property and equipment, net	$580,807	$572,507

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment is depreciated principally on a straight line basis over the estimated useful lives as follows:

Land improvements	15	-	40	years
Buildings	30	-	40	years
Building improvements	5	-	40	years
Furniture	5	-	10	years
Equipment	3	-	20	years

The Company recorded $37.9 million, $16.1 million and $13.7 million depreciation expense for the years ended December 31, 2021, 2020 and 2019, respectively.

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

For assets to be held and used, the Company reviews fixed assets for impairment indicators quarterly. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparable, when available. For the years ended December 31, 2021, 2020 and 2019, there were no impairment charges.

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

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations in April 2012. As of December 31, 2021, we had goodwill totaling $25.1 million related to the purchase of Monarch Casino Resort Spa Black Hawk, Inc.

The Company assessed its goodwill balance for impairment using the quarterly assessment. Based on the impairment assessment, we do not believe that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Accordingly, the two-step impairment test is not necessary. The evaluations used to assess the Company’s goodwill for impairment incorporate inherent uncertainties that are difficult to predict in the current economic environment. When evaluating for impairment, we make numerous highly subjective and judgmental estimates and assumptions, all of which are subject to a variety of risks and uncertainties, and many of which are based on significant unobservable inputs. The most significant assumptions and inputs used in evaluating for impairment are projected short-term and long-term operating results and cash flows, projected capital expenditures, estimated long-term growth rates and the weighted-average cost of capital of market participants, adjusted for the risk profile of the assets being evaluated. The timing and trajectory of the expected post-pandemic economic recovery is unknown, and accordingly, estimates and assumptions are likely to change as more information becomes available.

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

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. The Company had not capitalized any interest in 2021. The Company capitalized $6.8 million and $5.8 million during the years ended December 31, 2020 and 2019, respectively. Capitalized interest of $16.5 million, related to the Monarch Black Hawk expansion project, was allocated to the fixed assets placed in service at the project completion date in the fourth quarter of 2020 and is amortized over the respective assets’ recovery period.

Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are amortized to interest expense over the term of the related debt agreement utilizing the effective interest rate method. Unamortized amounts of debt issuance costs are recorded as a reduction of the outstanding debt and included in “Long-term debt, net”.

On September 3, 2020, the Company refinanced its credit facility. The unamortized costs related to the existing credit facility as of August 31, 2020 were $476 thousand. As the credit facility is a loan syndication with separate debt instruments existing between the debtor and the individual creditors participating in the syndication, in accordance with ASC 470-50, the Company expensed $95 thousand, representing a portion of unamortized debt issuance cost, allocated to the lenders that left the syndication and deferred the rest of the unamortized debt issuance cost of the existing credit facility, together with the issuance costs of the new facility.

As of December 31, 2021, debt issuance costs, net of amortization, were $1.8 million.

Self-insurance Reserves

We are currently self-insured up to certain stop loss amounts for Atlantis workers’ compensation and certain medical benefit costs provided to all of our employees. As required by the state of Colorado, we are fully-insured for Monarch Black Hawk workers’ compensation costs. The Company reviews self-insurance reserves at least quarterly. The reserve is determined by reviewing the actual expenditures for the previous twelve-month period and reports prepared by the third-party plan administrator for any significant unpaid claims. The Company engages a third-party actuarial firm at least once per year for a more precise reserves review and calculation. The reserve is an amount estimated to pay both reported and unreported claims as of the balance sheet date, which management believes is adequate.

Revenue Recognition

The majority of the Company’s revenue is recognized when products are delivered or services are performed. For certain revenue transactions (when a patron uses a club loyalty card), in accordance with Accounting Standard Update (“ASU”) No. 2014-09 (“ASC 606”), a portion of the revenue is deferred until the points earned by the patron are redeemed or expire.

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

As of December 31, 2021, and 2020, the Company had estimated the obligations related to the players’ club program at $9.4 million and $9.8 million, respectively, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheets.

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as casino expense in the accompanying Consolidated Statements of Income. These taxes totaled $45.5 million, $17.2 million and $23.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense, which is included in selling, general and administrative expense, was $9.3 million, $4.5 million and $5.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Other Operating items, net

Other operating items, net, in general consist of miscellaneous operating charges. For the year ended December 31, 2021, Other operating items, net, was $4.9 million and included: $5.1 million in professional service fees relating to our construction litigation; $0.1 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations; and $0.1 million loss on disposal of assets, offset by $0.3 million of litigation proceeds and $0.1 million of insurance claims proceeds. For the year ended December 31, 2020, Other operating items, net, was $6.7 million and included: $2.8 million in pre-opening expenses relating to the Monarch Black Hawk Expansion project; $1.6 million in professional service fees relating to our construction litigation; $1.4 million in Colorado legislation lobbying expenses; $0.7 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations; and $0.2 million in unamortized debt issuance cost write off and loss on disposal of assets.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Years ended December 31,
	2021		2020		2019
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount

Basic	18,617	$3.68	18,218	$1.30	18,025	$1.77
Effect of dilutive stock options	810	(0.15)	659	(0.05)	659	(0.07)
Diluted	19,427	$3.53	18,877	$1.25	18,684	$1.70

The following table represents weighted average number of shares that are antidilutive because the weighted average assumed proceeds per share are greater than the options’ exercise prices:

	Years ended December 31,
	2021			2020			2019
Weighted Average Options to purchase shares of common shares	274,741			1,086,244			843,980
Weighted Average Proceeds per Share	$76.84	-	$102.01	$43.09	-	$85.68	$44.55	-	$59.07
Expiration dates (month/year)	12/2030-12/2031			11/2027-12/2030			11/2027-12/2029

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

The carrying amounts of cash and cash equivalents, account receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. Additionally, the carrying value of our long-term debt approximates fair value due to the variable nature of applicable interest rates and relative short-term maturity.

Concentrations of Credit Risk and Credit Losses

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of bank deposits and trade receivables.

The Company accounts for credit losses in accordance with ASU 2016-13 using forward-looking expected loss model.

The Company maintains its surplus cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

The Company extends short-term credit to its gaming customers. Such credit is non-interest bearing and is due on demand. In addition, the Company also has receivables due from hotel guests and convention groups and events, which are primarily secured with a credit card. An allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, current economic and business conditions and management’s expectations of future economic and business conditions. The allowance is applied even when the risk of credit loss is remote. When a situation warrants, the Company may create a specific identification reserve for a high collection risk receivables. As of December 31, 2021 and 2020, the Company has recorded a reserve of $0.2 million and $0.1 million, respectively, for gaming and non-gaming receivables. The Company writes off its uncollectible receivables once all efforts have been made to collect such receivables. Recoveries of accounts previously written off are recorded when received. Concentrations of credit risk with respect to gaming and non-gaming receivables are limited due to the large number of customers comprising the Company’s customer base. Historically, the Company has not incurred any significant credit-related losses.

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

Impact of Recently Issued Accounting Standards

Reference Rate Reform: In March 2020, the Financial Accounting Standards Board (“FASB”) issued temporary accounting guidance to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The guidance contains optional expedients and exceptions that apply to accounting for contract modifications, hedging relationships, and other transactions affected by reference rate reform. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.

Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued amended accounting guidance to simplify the accounting for income taxes. The amendment eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendment also simplifies other aspects of the accounting for income taxes. The Company adopted this amended accounting guidance in 2021. The adoption of this amendment had no impact on Company’s financial position and results of operations.

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

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 31,
	2021	2020
Casino	$4,291	$2,701
Hotel	1,339	510
Other	3,433	636
	9,063	3,847
Less allowance for doubtful accounts	(182)	(111)
	$8,881	$3,736

The Company calculates an allowance for doubtful accounts by applying a percentage, estimated by management based on historical aging experience, current economic conditions and management’s expectations of future economic conditions, to the accounts receivable balance. The Company recorded bad debt expense of $245 thousand, $159 thousand and $189 thousand in 2021, 2020 and 2019, respectively.

The increase in accounts receivable in 2021 year-over-year is primarily a result of the expanded operation at Monarch Black Hawk.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $25.1 million at December 31, 2021 and 2020. The Company’s goodwill is related to the acquisition of Monarch Black Hawk in 2012.

The Company’s finite-lived intangible assets at December 31, 2021 consist of assets related to Cloud Computing Arrangement (CCA).

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

Estimated amortization expenses for the years ending December 31, 2022 through 2025 are as follows (in thousands):

Year	Expense
2022	$124
2023	$124
2024	$124
2025	$105
Total	$477

The Company’s finite-lived intangible assets at December 31, 2020 consist of assets related to CCA and assets related to its customer relationships. The customer relationships net intangible asset was fully amortized during 2021. Customer list intangible assets at December 31, 2021 and 2020 are (in thousands except years):

	2021	2020
Customer list
Total intangible assets	$11,111	$11,111
Less accumulated amortization:	(11,111)	(10,138)
Intangible assets, net	$—	$973
Weighted-average life in years	—	0.6

In 2021, we recognized amortization expense of $0.5 million. Amortization expense of $1.2 million was recognized for each of the years ended December 31, 2020 and 2019.

The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

NOTE 4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accrued salaries, wages and related benefits	$12,716	$9,833
Progressive slot machine and other gaming accruals	18,577	16,699
Accrued gaming taxes	5,226	2,774
Accrued interest	3	14
Other accrued liabilities	6,445	5,385
	$42,967	$34,705

NOTE 5. ACCOUNTING FOR LEASES

The Company adopted ASU No. 2016-02, “Leases (Topic 842), (“ASC 842”)” which requires leases with durations greater than twelve months to be recognized on the balance sheet.

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

As of December 31, 2021, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (both as defined and discussed in NOTE 12. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The table below presents information related to the lease costs for operating leases during 2021 and 2020 (in thousands):

	Year ended	Year ended
	December 31, 2021	December 31, 2020
Short-term lease costs	$382	$451
Long-term lease costs	1,432	1,444
Total lease costs	$1,814	$1,895

Upon adoption of the new lease standard, incremental borrowing rates used for existing leases were established using the rates in effect as of the lease inception or modification date. The weighted-average incremental borrowing rate of the leases presented in the lease liability as of December 31, 2021 and 2020 was 4.34% and 4.33%, respectively.

The weighted-average remaining lease term of the leases presented in the lease liability as of December 31, 2021 and 2020 was 20.4 and 21.2 years, respectively.

Following is the undiscounted cash flow for the next five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands):

Operating
Leases
Year ending December 31,
2022	$1,342
2023	1,072
2024	1,072
2025	1,072
2026	1,072
Thereafter	15,868
Total minimum lease payments	21,498
Less: amount of lease payment representing interest	(7,255)
Present value of future minimum payments	14,243
Less: current obligations under leases	(745)
Long-term lease obligations	$13,498

Cash paid related to the operating leases presented in the lease liability for the twelve months ended December 31, 2021 and 2020 were $1.5 million and $1.4 million, respectively.

In addition, we lease gaming equipment and had paid $2.5 million, $1.2 million and $1.6 million in the years ended December 31, 2021, 2020 and 2019, respectively. The lease cost is included in the operating expenses.

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

The maturity date of the Amended Credit Facility is September 3, 2023. The Amended Credit Facility increases the aggregate principal amount to $270 million. The $270 million Amended Credit Facility consists of: a $200 million term loan (“Term Loan Facility”) and a $70 million revolving credit facility (“Revolving Credit Facility”), together with an option to increase the Revolving Credit Facility by up to an additional $75 million.

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

As of December 31, 2021, the Company had an outstanding principal balance of $90 million under the Term Loan Facility, a $0.6 million letter of credit and no borrowings under the Revolving Credit Facility; $69.4 million remained available for borrowing.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of December 31, 2021, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 4.50:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.15:1. As of December 31, 2021, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.7:1 and 5.7:1.

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

At December 31, 2021, the Term Loan interest rate was 1.11%, or LIBOR plus interest margin of 1.00%. The carrying value of the debt outstanding under the Amended Credit Facility approximates fair value because the interest fluctuates with the lender’s prime rate or other market rates of interest.

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

The Company may prepay borrowings under the Amended Credit Facility revolving loan without penalty (subject to certain conditions and certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Once reduced or cancelled, the Revolving Credit Facility may not be increased or reinstated without the prior written consent of all lenders. During the first nine months of 2021, the Company made a $67.0 million in optional prepayments on its Term Loan Facility in addition to $7.5 million in mandatory payments. During the twelve months ended December 31, 2021, the Company made $80.0 million in optional prepayments on its Term Loan Facility in addition to $12.5 million in mandatory payments.

As of December 31, 2021, $68.2 million “Long-term debt, net” in the Company’s consolidated balance sheet represents the $90.0 million outstanding loan amount under the Amended Credit facility, net of $1.8 million unamortized debt issuance costs and $20.0 million mandatory principal payment that are due in next twelve months and are presented as “Current portion of long-term debt” in the Current liabilities section of the Company’s consolidated balance sheet.

NOTE 7. TAXES

Income Taxes

The Company’s income tax provision (benefit) consists of the following (in thousands):

	Years ended December 31,
	2021	2020	2019
Federal	$10,091	$(24,576)	$6,080
State	265	123	336
Current tax provision (benefit)	10,356	(24,453)	6,416
Federal	4,836	15,096	1,215
State	1,691	677	129
Deferred tax provision (benefit)	6,527	15,773	1,344
Total tax provision (benefit)	$16,883	$(8,680)	$7,760

In conformity with the ASC Topic 718, Compensation-Stock Compensation: Improvements to Employee Share-based Payment Accounting (ASU 2016-09), all excess tax benefits and deficiencies are recognized as income tax expense (income tax benefit) in the Company’s Consolidated Statement of Income. This may result in increased volatility in the Company’s effective tax rate.

The income tax provision differs from that computed at the federal statutory rate as follows:

	Years ended December 31,
	2021	2020	2019
Federal tax at the statutory rate	21.00%	21.00%	21.00%
State tax (net of federal benefit)	1.47%	1.11%	1.00%
Permanent items	0.38%	3.52%	0.90%
Tax credits	(0.25)%	(2.82)%	(0.84)%
Excess tax benefits on stock-based compensation	(3.14)%	(17.89)%	(2.49)%
Impact of CARES Act	—%	(65.55)%	—%
Change in Tax Rate and Apportionment	0.34%	4.31%	—%
Other	(0.02)%	(1.56)%	0.04%
	19.78%	(57.88)%	19.61%

In 2021, the Company returned to a positive tax rate, recognizing income tax expense on pretax book income. The effective tax rate is below the statutory rates due primarily to excess tax benefits on stock compensation. The negative effective tax rate in 2020 is a result of the CARES Act granting the ability to carry back the net operating loss generated as a result of recognizing accelerated tax depreciation of some assets put in service in 2020 back to prior years with higher income tax rates, and the increase in excess tax benefits on stock-based compensation. In 2020, the Company completed and opened to the public a substantial part of the new hotel and casino expansion project at Monarch Black Hawk. This decrease was partially offset by the increase in nondeductible “permanent items” which consisted primarily of the $1.4 million in Colorado legislation lobbying expenses.

In 2021, 2020 and 2019, the Company recorded against the tax expense $2.7 million, $2.7 million and $1.0 million tax benefit for employee stock-based compensation, respectively.

The components of the deferred income tax assets and liabilities at December 31, 2021 and 2020, as presented in the consolidated balance sheets, are as follows (in thousands):

	2021	2020
DEFERRED TAX ASSETS
Stock-based compensation	$3,231	$3,011
Compensation and benefits	751	580
Accrued expenses	288	486
Right of use lease liability	3,350	3,425
Federal deduction on state taxes	155	—
Bad debt reserves	16	26
Charitable contribution carry-forwards	—	63
Other reserves	40	33
NOLs & credit carry-forwards	1,014	2,440
Deferred income tax asset	$8,845	$10,064
DEFERRED TAX LIABILITIES
Intangibles and amortization	$—	$(86)
Prepaid expenses	(1,547)	(1,234)
Fixed assets and depreciation	(23,504)	(18,136)
Right of use asset	(3,351)	(3,422)
Base stock	(60)	(249)
Federal deduction on state taxes	—	(27)
Deferred income tax liability	$(28,462)	$(23,154)
NET DEFERRED INCOME TAX (LIABILITY) ASSET	$(19,617)	$(13,090)

As of December 31, 2021, the Company has utilized all federal net operating loss (“NOL”) carryforwards. The Company has general business credit (“GBC”) carryforwards of $0.3 million and $14.7 million of state NOL carryforwards. The federal GBC carryforwards expire in 2023 through 2032. The state NOL carryforwards expire in 2030 through 2040.

The state NOL of $14.7 million and federal GBC carryforwards of $0.3 million, acquired as part of the Monarch Black Hawk acquisition, are subject to Internal Revenue Code change of ownership limitations. Accordingly, future utilization of the carryforwards is subject to an annual base limitation of $1.25 million that can be applied against future taxable income.

The Company acquired NOLs of Monarch Black Hawk generated in tax years 2000 through 2012. The statute of limitation for assessment for these NOL years is determined by reference to the year the NOL is used to reduce taxable income. Consequently, the separate returns that included Monarch Black Hawk for 2001 through 2012 remain subject to examination by taxing authorities. The Company’s income tax returns from 2018 forward are subject to examination by the taxing authorities.

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

No uncertain tax positions were recorded as of December 31, 2021, 2020 and 2019. No change in uncertain tax positions is anticipated over the next twelve months.

No interest expense or penalties for uncertain tax positions were recorded for years ended December 31, 2021, 2020 and 2019.

NOTE 8. BENEFIT PLANS

Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 100% of their pre-tax compensation, but not more than statutory limits. The Company’s matching contributions were approximately $611 thousand, $423 thousand, and $482 thousand for years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 9. STOCK-BASED COMPENSATION

On May 21, 2014, we adopted the 2014 Equity Incentive Plan (the “2014 Plan”). The purposes of the 2014 Plan are to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of the Company’s business. The 2014 Plan is an “omnibus plan” under which stock options, stock appreciation rights, performance awards, dividend equivalents, restricted stock, and restricted stock units can be awarded to employees, directors and consultants of the Company. The 2014 Plan serves as the successor to our 1993 Employee Stock Option Plan, 1993 Executive Long-Term Incentive Plan and 1993 Directors’ Stock Option Plan (which plan terminated on June 13, 2013) (the “Predecessor Plans”). The 2014 Plan became effective as of May 21, 2014, and the remaining two Predecessor Plans terminated on that date (except with respect to awards previously granted under the Predecessor Plans that remain outstanding).

The maximum aggregate number of shares which may be issued pursuant to all awards under the 2014 Plan, and the Amendment No. 1 and Amendment No. 2 to the 2014 Plan includes 3,400,000 new shares and the shares available for grant or subject to outstanding awards under the Predecessor Plans. The share reserve as of December 31, 2021 is 979,600. By its terms, the 2014 Plan will expire in May 2024 after which no options may be granted unless the 2014 Plan is amended or replaced.

Pursuant to the terms of the 2014 Plan, either the Board of Directors or a committee designated by the Board of Directors is authorized to administer the plan. The administrator has the authority, in its discretion, to select employees, consultants and directors to whom awards under the 2014 Plan may be granted from time to time, to determine whether and to what extent awards are granted, to determine the number of shares or the amount of other consideration to be covered by each award (subject to certain limitations), to approve award agreements for use under the 2014 Plan, to determine the terms and conditions of any award (including the vesting schedule applicable to the award), to amend the terms of any outstanding award granted under the 2014 Plan (subject to certain limitations), to construe and interpret the terms of the 2014 Plan and awards granted, and to take such other action not inconsistent with the terms of the 2014 Plan as the administrator deems appropriate.

A summary of the stock option activity as of and for the year ended December 31, 2021 is presented below:

		Weighted Average
			Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Stock Options	Shares	Price	Term		Value
Stock Option Shares outstanding at beginning of period	2,194,779	$35.01	—		—
Stock Option Shares granted	429,302	68.34	—		—
Stock Option Shares exercised	(382,716)	27.27	—		—
Stock Option Shares forfeited	(236,666)	40.83	—		—
Stock Option Shares expired	(5,000)	9.80	—		—
Stock Option Shares outstanding at end of period	1,999,699	42.05	6.5	yrs.	$61,774,500
Stock Option Shares exercisable at end of period	1,028,375	$29.26	4.6	yrs.	$45,958,184

A summary of the status of the Company’s nonvested stock option shares as of, and for the year ended, December 31, 2021 is presented below:

		Weighted-Average
		Grant Date Fair
Nonvested Stock Option Shares	Shares	Value
Nonvested at January 1, 2021	1,177,954	$14.49
Granted	429,302	26.37
Vested	(399,266)	13.50
Forfeited	(236,666)	16.91
Nonvested at December 31, 2021	971,324	$19.62

Expense Measurement and Recognition

The Company recognizes stock-based compensation for all current stock option award grants and for the unvested portion of previous stock option award grants based on grant date fair values. Unrecognized costs related to all stock option awards outstanding at December 31, 2021 totaled approximately $14.9 million and is expected to be recognized over a weighted average period of 2.8 years.

The Company uses historical data and projections to estimate expected employee, executive and director behaviors related to stock option exercises and forfeitures.

The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Option valuation assumptions for options granted during each year were as follows (dollars in thousands, except weighted average grant date fair value per share):

	Year ended December 31,
	2021	2020	2019
Weighted average expected volatility for options granted	45.72%	40.87%	30.13%
Expected life (in years)
Directors’ plan	3.90	3.26	3.04
Executives plan	5.38	5.22	5.07
Employees plan	4.20	4.13	4.18
Weighted average risk-free rate	0.93%	0.48%	1.83%

Weighted average grant date fair value per share of options granted	$26.37	$17.33	$12.19
Total fair value of shares vested	$5,389	$3,852	$2,407
Total intrinsic value of options exercised	$16,028	$15,258	$5,932
Cash received for all stock option exercises	$10,435	$7,813	$4,060
Tax benefit realized from stock awards exercised	$3,366	$3,204	$1,246

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

Reported stock-based compensation expense was classified as follows (in thousands) and it is included in the Operating expenses in the Consolidated Statement of Income:

	For the Year ended December 31,
	2021	2020	2019
Casino	$236	$168	$205
Food and beverage	125	(26)	211
Hotel	191	127	109
Selling, general and administrative	3,508	3,586	3,600
Total stock-based compensation, before taxes	4,060	3,855	4,125
Tax benefit	(853)	(810)	(866)
Total stock-based compensation, net of tax	$3,207	$3,045	$3,259

NOTE 10. STOCK REPURCHASE PLAN

On October 22, 2014, the Board of Directors of Monarch authorized a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, the Board of Directors authorized a program to repurchase up to 3,000,000 shares of the Company’s common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. The Repurchase Plan does not obligate the Company to acquire any particular amount of common stock and the plan may be suspended at any time at the Company’s discretion, and it will continue until exhausted. The actual timing, number and value of shares repurchased under the repurchase program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market economic conditions and applicable legal requirements. As of December 31,2021, the Company has made no purchases under the Repurchase Plan.

On January 19, 2022, under the authority of the Repurchase Plan, the Company purchased 100,000 shares for $6.5 million in a privately negotiated transaction.

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

The trial date for this matter has again been rescheduled and is now set for September 6, 2022, based on PCL’s failure to produce relevant documents. The Court has entered a preliminary finding of bad faith against PCL based on PCL’s failure to timely disclose the production failure upon PCL’s discovery of the same. Discovery in the action is thus ongoing, and we are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

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

On March 26, 2021, PCL filed a mechanics’ lien foreclosure action in District Court, County of Gilpin, Colorado (the “Gilpin Action”), against the Company and its Colorado subsidiaries, in connection with the Company’s expansion plans for the Monarch Black Hawk Property. The complaint essentially mirrors the claims and allegations made by PCL in the Denver Action, as described above.  The new lawsuit includes an additional claim, however, for foreclosure of PCL’s purported mechanics’ lien against the Monarch Black Hawk Property. PCL also joined additional subcontractors as defendants who have claimed a purported lien against the Monarch Black Hawk Property.  Effective May 10, 2021, PCL filed its second amended complaint, joining more such parties as defendants. Many of the Company’s co-defendants have filed cross claims against Monarch for foreclosure of mechanics’ liens and related claims, including unjust enrichment, and have also filed counterclaims against PCL.  The Company and its Colorado subsidiaries filed an answer and counterclaims in the Gilpin Action on July 15, 2021.  Monarch has also filed answers to all cross claims, denying the claimants’ rights to relief.  The Company and its Colorado subsidiaries intend to defend against PCL’s claims and the cross claims filed by certain subcontractors, and will vigorously prosecute its counterclaims for damages. The case was stayed pending the outcome of the Denver Action.

The Company recognized $5.1 million and $1.6 million in construction litigation expense relating to this lawsuit for the twelve months ended December 31, 2021 and 2020, respectively, which are included in Other operating items, net on the Consolidated Statements of Operations.

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

NOTE 12. RELATED PARTY TRANSACTIONS

The shopping center adjacent to the Atlantis is owned by BLI. John Farahi and Bob Farahi, Co-Chairmen of the Board and executive officers of the Company, and Ben Farahi each of whom has significant holdings in Monarch and each also beneficially owns limited partnership interests in BLI. Maxum LLC is the sole general partner of BLI, and Ben Farahi is the sole managing member of Maxum LLC. Neither John Farahi nor Bob Farahi has any management or operational control over BLI or the Shopping Center. Until May 2006, Ben Farahi held the positions of Co-Chairman of the Board, Secretary, Treasurer and Chief Financial Officer of the Company.

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center, consisting of an approximate 46,000 square-foot commercial building on approximately 4.2 acres of land adjacent to the Atlantis. The Parking Lot Lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The Company demolished the building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the Leased Property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. In 2021, the Company paid $695 thousand for rent and $28 thousand for operating expenses relating to this lease. In 2020, the Company paid $695 thousand for rent and $27 thousand for operating expenses relating to this lease. In 2019, the Company paid $695 thousand for rent and $32 thousand for operating expenses relating to this lease. The right of use asset and lease liability balances as of December 31, 2021, recognized in the Consolidated Balance Sheet, was $10.3 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. The annual rent for the each of the years 2021, 2020 was $404 thousand and for the year 2019 was $383 thousand. In addition, the Company paid $34 thousand, $23 thousand and $29 thousand, respectively, for operating expenses related to this lease. The right of use asset and lease liability balances as of December 31, 2021, recognized in the Consolidated Balance Sheet, was $3.7 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by Farahi Family Stockholders and paid $194 thousand, $145 thousand and $150 thousand for the years ended December 31, 2021, 2020 and 2019, respectively, for such leases.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on such assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Monarch Casino & Resort, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Monarch Casino & Resort, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (2) of the Company and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

February 28, 2022

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2022 Annual Meeting of Stockholders to be held on May 25, 2022. We expect to file the Proxy Statement with the Commission not later than April 29, 2022.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2022 Annual Meeting of Stockholders to be held on May 25, 2022. We expect to file the Proxy Statement with the Commission not later than April 29, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Following is information related to our equity compensation plan.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding securities
	options	options	reflected in column (a))
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by security holders (F1)	1,999,699	$42.05	979,600
Equity compensation plans not approved by security holders	—	—	—
Total	1,999,699	$42.05	979,600

(F1) Includes the 1993 Directors’ Stock Option Plan, 1993 Employee Stock Option Plan and 1993 Executive Long-Term Incentive Plan, as amended, and the 2014 Equity Incentive Plan.

Additional information required under this Item is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 25, 2022. We expect to file the Proxy Statement with the Commission not later than April 29, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2022 Annual Meeting of Stockholders to be held on May 25, 2022. We expect to file the Proxy Statement with the Commission not later than April 29, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders to be held on May 25, 2022. We expect to file Proxy Statement with the Commission not later than April 29, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements

Included in Part II, Item 8 of this report:

a) Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

b) Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019.

c) Consolidated Balance Sheets at December 31, 2021 and 2020.

d) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019.

e) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019.

f) Notes to Consolidated Financial Statements.

(a)(2). Financial Statements Schedules (in thousands)

Schedule II – Valuation of Qualifying Accounts

All other schedules are omitted because they are not applicable, not required or the required information is shown in the financial statements and notes thereto.

Schedule II. - VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at beginning of year	Charged to costs and expenses (F1)	Deductions (F1)	Other	Balance at end of year
2019
Allowance for doubtful accounts	$245	$189	$(334)	$—	$100
2020
Allowance for doubtful accounts	$100	$159	$(148)	$—	$111
2021
Allowance for doubtful accounts	$111	$245	$(174)	$—	$182

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

10.04+

Seventh Amendment to the 1993 Executive Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q (SEC File 0-22088) for the quarterly period ended September 30, 2013.

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

10.15

Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 30, 2021, among Monarch Casino & Resort, Inc., Golden Road Motor Inn, Inc. and Monarch Growth Inc., as Borrowers, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender is incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q (SEC 0-22088) filed on May 7, 2021.

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

MONARCH CASINO & RESORT, INC.

(Registrant)

Date: February 28, 2022	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN FARAHI	Co-Chairman of the Board of Directors	February 28, 2022
John Farahi	Chief Executive Officer (Principal
Executive Officer) and Director

/S/ BOB FARAHI	Co-Chairman of the Board of Directors,	February 28, 2022
Bob Farahi	President, Secretary and Director

/S/ EDWIN S. KOENIG	Chief Accounting Officer (Principal	February 28, 2022
Edwin S. Koenig	Financial Officer and Principal Accounting Officer)

/S/ PAUL ANDREWS	Director	February 28, 2022
Paul Andrews

/S/ YVETTE E. LANDAU	Director	February 28, 2022
Yvette E. Landau

/S/ CRAIG F. SULLIVAN	Director	February 28, 2022
Craig F. Sullivan