Form 10-Q
period 2022-03-31
MONARCH CASINO & RESORT INC
filed 2022-05-06
CIK 907242

c

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,875,124 shares of common stock are outstanding as of May 4, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Casino	$62,831	$46,911
Food and beverage	26,047	16,206
Hotel	15,192	8,635
Other	4,248	3,208
Net revenues	108,318	74,960

Operating expenses
Casino	22,367	13,618
Food and beverage	20,731	14,095
Hotel	5,773	4,251
Other	2,082	1,520
Selling, general and administrative	24,183	19,925
Depreciation and amortization	10,516	9,514
Other operating items, net	1,317	754
Total operating expenses	86,969	63,677
Income from operations	21,349	11,283

Other expense
Interest expense, net of amounts capitalized	(650)	(1,619)

Income before income taxes	20,699	9,664
Provision for income taxes	(2,581)	(1,510)
Net income	$18,118	$8,154

Earnings per share of common stock
Net income
Basic	$0.96	$0.44
Diluted	$0.92	$0.42

Weighted average number of common shares and potential common shares outstanding
Basic	18,868	18,481
Diluted	19,592	19,283

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$33,149	$33,526
Receivables, net	7,487	8,881
Income taxes receivable	24,365	26,946
Inventories	6,972	7,159
Prepaid expenses	7,031	7,552
Total current assets	79,004	84,064
Property and equipment, net	586,543	580,807
Goodwill	25,111	25,111
Intangible assets, net	446	477
Total assets	$691,104	$690,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$20,000	$20,000
Accounts payable	19,410	18,575
Construction accounts payable	51,625	58,891
Accrued expenses	42,710	42,967
Short-term lease liability	669	745
Total current liabilities	134,414	141,178
Deferred income taxes	19,617	19,617
Long-term lease liability	13,373	13,498
Long-term debt, net	58,511	68,152
Total liabilities	225,915	242,445
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 18,875,124 outstanding at March 31, 2022; 18,764,540 outstanding at December 31, 2021	191	191
Additional paid-in capital	44,263	41,426
Treasury stock, 221,176 shares at March 31, 2022; 331,760 shares at December 31, 2021	(8,121)	(4,341)
Retained earnings	428,856	410,738
Total stockholders’ equity	465,189	448,014
Total liabilities and stockholders’ equity	$691,104	$690,459

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares, Unaudited)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2022	18,764,540	$191	$41,426	$410,738	$(4,341)	$448,014
Exercise of stock options, net	191,035	—	19	—	2,458	2,477
Restricted stock granted	19,549	—	1,658	—	262	1,920
Purchase of company common stock	(100,000)	—	—	—	(6,500)	(6,500)
Stock-based compensation expense	—	—	1,160	—	—	1,160
Net income	—	—	—	18,118	—	18,118
Balance, March 31, 2022	18,875,124	$191	$44,263	$428,856	$(8,121)	$465,189

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2021	18,426,130	$191	$34,498	$342,250	$(8,872)	$368,067
Exercise of stock options, net	91,831	—	1,143	—	1,266	2,409
Stock-based compensation expense	—	—	1,280	—	—	1,280
Net income	—	—	—	8,154	—	8,154
Balance, March 31, 2021	18,517,961	$191	$36,921	$350,404	$(7,606)	$379,910

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$18,118	$8,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,516	9,514
Amortization of deferred loan costs	359	293
Stock-based compensation	1,160	1,280
Stock based compensation - restricted stock	50	—
Provision for bad debts	32	39
Gain on disposition of assets	(25)	—
Non-cash operating lease expense	(1)	(4)
Deferred income taxes	—	1
Changes in operating assets and liabilities:
Receivables	1,362	(4,025)
Income taxes receivable	2,581	1,511
Inventories	187	855
Prepaid expenses	521	1,071
Accounts payable	835	703
Accrued expenses	(257)	2,462
Net cash provided by operating activities	35,438	21,854

Cash flows from investing activities:
Proceeds from sale of assets	27	—
Change in construction accounts payable	(7,266)	497
Acquisition of property and equipment	(14,814)	(6,427)
Net cash used in investing activities	(22,053)	(5,930)

Cash flows from financing activities:
Payroll taxes from net exercise of stock options	(2,468)	—
Proceeds from exercise of stock options	5,206	2,409
Long-term debt borrowings	3,000	—
Principal payments on long-term debt	(13,000)	(22,500)
Purchase of company common stock	(6,500)	—
Net cash used in financing activities	(13,762)	(20,091)

Change in cash and cash equivalents	(377)	(4,167)
Cash and cash equivalents at beginning of period	33,526	28,310
Cash and cash equivalents at end of period	$33,149	$24,143

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$293	$1,328

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED MARCH 31, 2022

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

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation, consisting solely of a normal and recurring nature, are included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements of the Company at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

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

Concentrations of Credit Risk and Credit Losses:

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

The Company extends short-term credit to its gaming customers. Such credit is non-interest bearing and is due on demand. In addition, the Company also has receivables due from hotel guests and convention groups and events, which are primarily secured with a credit card. An allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, current economic and business conditions and management’s expectations of future economic and business conditions. The allowance is applied even when the risk of credit loss is remote. When a situation warrants, the Company may create a specific identification reserve for high collection risk receivables. The Company writes off its uncollectible receivables once all efforts have been made to collect such receivables. Recoveries of accounts previously written off are recorded when received. Concentrations of credit risk with respect to gaming and non-gaming receivables are limited due to the large number of customers comprising the Company’s customer base. Historically, the Company has not incurred any significant credit-related losses.

As of March 31, 2022, the Company has recorded a reserve of $0.1 million for gaming and non-gaming receivables.

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

Property and Equipment, net:

Property and equipment, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Land	$32,986	$32,986
Land improvements	9,898	9,898
Buildings	476,070	474,571
Buildings improvements	55,974	55,432
Furniture and equipment	243,734	235,233
Construction in progress	13,619	8,211
Right of use assets	14,045	14,246
Leasehold improvements	3,848	3,848
	850,174	834,425
Less accumulated depreciation and amortization	(263,631)	(253,618)
Property and equipment, net	$586,543	$580,807

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment is depreciated principally on a straight-line basis over its estimated useful lives as follows:

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

For assets to be held and used, the Company reviews fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For the three-month periods ended March 31, 2022 and 2021, there were no impairment charges.

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

As of March 31, 2022, we had goodwill totaling $25.1 million related to the purchase of Monarch Black Hawk, Inc.

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

As of March 31, 2022, debt issuance costs, net of amortization, were $1.5 million.

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

As of March 31, 2022, the Company had estimated the obligations related to the players’ club program at $9.6 million, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheet.

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

For the three months ended March 31, 2022, Other operating items, net, was $1.3 million and primarily represented professional service fees relating to our construction litigation. For the three months ended March 31, 2021, Other operating items, net, was $0.7 million and included: $0.6 million in professional service fees relating to our construction litigation; and $0.1 million of equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations.

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

NOTE 2. ACCOUNTING FOR LEASES

For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of the lease payments over the lease term. Certain of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into its determination of lease payments when appropriate. As permitted by ASC 842, the Company elected not to separate non-lease components from their related lease components.

As of March 31, 2022, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (each as defined and discussed in NOTE 5. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

Upon adoption of the new lease standard, incremental borrowing rates used for existing leases were established using the rates in effect as of the lease inception or modification date. The weighted-average incremental borrowing rate of the leases presented in the lease liability as of March 31, 2022 was 4.34%.

The weighted-average remaining lease term of the leases presented in the lease liability as of March 31, 2022 was 20.3 years.

Cash paid related to the operating leases presented in the lease liability for each of the three months ended March 31, 2022 and 2021, was $0.3 million and $0.4 million, respectively.

NOTE 3. STOCK-BASED COMPENSATION

In accordance with ASC 606, the Company records any excess tax benefits or deficiencies from its equity awards in its Consolidated Statements of Income in the reporting periods in which vesting occurs. As a result, the Company’s income tax expense and associated effective tax rate are impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards.

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended
	March 31,
	2022	2021
Casino	$71	$42
Food and beverage	48	46
Hotel	33	32
Selling, general and administrative	1,008	1,160
Total stock-based compensation, before taxes	1,160	1,280
Tax benefit	(244)	(269)
Total stock-based compensation, net of tax	$916	$1,011

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

	Three months ended March 31,
	2022		2021
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,868	$0.96	18,481	$0.44
Effect of dilutive stock options	724	(0.04)	802	(0.02)
Diluted	19,592	$0.92	19,283	$0.42

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the weighted assumed proceeds per share as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended March 31, 2022 and 2021, options for approximately 506 thousand and 210 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center, consisting of an approximate 46,000 square-foot commercial building on approximately 4.2 acres of land adjacent to the Atlantis (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The Company demolished the building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For the three-month periods ended March 31, 2022 and 2021, the Company paid $187 thousand and $174 thousand in rent, respectively, plus $7 thousand in operating expenses relating to this lease for each of the periods. The right of use asset and lease liability balances as of March 31, 2022, recognized in the Consolidated Balance Sheet, was $10.2 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For each of the three-month periods ended March 31, 2022 and 2021, the Company paid $101 thousand in rent plus $10 thousand and $8 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of March 31, 2022, recognized in the Consolidated Balance Sheet, was $3.7 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders, and paid $81 thousand and $42 thousand, respectively, for the three-month periods ended March 31, 2022 and 2021, for such leases.

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

The maturity date of the Amended Credit Facility is September 3, 2023. The Amended Credit Facility increases the aggregate principal amount of the credit facilities to $270 million. The $270 million Amended Credit Facility consists of: a $200 million term loan (“Term Loan Facility”) and a $70 million revolving credit facility (“Revolving Credit Facility”), with an option to increase the Revolving Credit Facility by up to an additional $75 million.

As of March 31, 2022, the Company had an outstanding principal balance of $80 million under the Term Loan Facility, a $0.6 million letter of credit and no borrowings under the Revolving Credit Facility; $69.4 million remained available for borrowing.

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

Commencing with the delivery of the compliance certificate for fiscal year 2022, the Company may be required to prepay borrowings under the Amended Credit Facility using excess cash flows for each fiscal year, depending on the Company’s leverage ratio.

Borrowings are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of March 31, 2022, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 4.5:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.15:1. As of March 31, 2022, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.5:1 and 4.7:1, respectively.

The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.00%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.00%, or the Prime Rate. The applicable margins vary depending on the Company’s leverage ratio. Commitment fees are equal to the daily average unused revolving commitment multiplied by the commitment fee percentage, ranging from 0.175% to 0.325%, based on our leverage ratio. As of March 31, 2022, the interest rate on the Term Loan Facility was 1.11%, or LIBOR plus a 1.00% margin.

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

The Company may prepay borrowings under the Amended Credit Facility revolving loan without penalty (subject to certain conditions and certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Once reduced or cancelled, the Revolving Credit Facility may not be increased or reinstated without the prior written consent of all lenders. During the first three months of 2022, the Company made $5 million in optional prepayments on its Term Loan Facility in addition to $5 million in mandatory payments.

As of March 31, 2022, the $58.5 million “Long-term debt, net” in the Company’s consolidated balance sheet represents the $80 million outstanding loan amount under the Amended Credit Facility, net of $1.5 million unamortized debt issuance costs and $20 million mandatory principal payments that are due in the next twelve months and presented as “Current portion of long-term debt” in the Current liabilities section of the Company’s consolidated balance sheet.

NOTE 7. TAXES

For the three months ended March 31, 2022 and 2021, the Company’s effective tax rate was 12.5% and 15.6%, respectively. The effective tax rate for the three months ended March 31, 2022 and 2021 was impacted by excess tax benefit on stock option exercises.

As of March 31, 2022, the $24.4 million “Income taxes receivable” in the Company’s consolidated balance sheet represents the expected federal and state tax refund for 2020 tax year, net of current year federal and state tax payable.

Deferred tax assets were evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.

No uncertain tax positions were recorded as of March 31, 2022 and 2021. No change in uncertain tax positions is anticipated over the next twelve months.

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

On January 19, 2022, under the authority of the Repurchase Plan, the Company purchased 100,000 shares for $6.5 million in a privately negotiated transaction. As of March 31, 2022, this was the only purchase made under the Repurchase Plan.

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

On March 26, 2021, PCL filed a mechanics’ lien foreclosure action in District Court, County of Gilpin, Colorado (the “Gilpin Action”), against the Company and its Colorado subsidiaries, in connection with the Company’s expansion plans for the Monarch Black Hawk Property. The complaint essentially mirrors the claims and allegations made by PCL in the Denver Action, as described above.  The new lawsuit includes an additional claim, however, for foreclosure of PCL’s purported mechanics’ lien against the Monarch Black Hawk Property. PCL also joined additional subcontractors as defendants who have claimed a purported lien against the Monarch Black Hawk Property.  Effective May 10, 2021, PCL filed its second amended complaint, joining more such parties as defendants. Many of the Company’s co-defendants have filed cross claims against Monarch for foreclosure of mechanics’ liens and related claims, including unjust enrichment, and have also filed counterclaims against PCL.  The Company and its Colorado subsidiaries filed an answer and counterclaims in the Gilpin Action on July 15, 2021.  Monarch has also filed answers to all cross claims, denying the claimants’ rights to relief.  The Company and its Colorado subsidiaries intend to defend against PCL’s claims and the cross claims filed by certain subcontractors, and will vigorously prosecute its counterclaims for damages. The case remains stayed pending the outcome of the Denver Action.

The Company recognized $1.3 million and $0.6 million in construction litigation expense relating to these lawsuits for the three months ended March 31, 2022 and 2021, respectively, which are included in Other operating items, net on the Consolidated Statements of Income.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our,” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “will,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” or “we cannot assure you,” “although no assurance can be given,” Examples of forward-looking statements include, among others, statements we make regarding: (i) the impact of the COVID-19 pandemic, including any recent spikes in cases or any spread of new variants, on our revenues, cash flows, liquidity, construction projects, results of operations and financial condition; (ii) our expectations regarding the continued return to normalized operations; (iii) our beliefs regarding the sufficiency of our cash and other financial resources; (iv) our expectations regarding credit facility covenant compliance ; (v) our expectations regarding changes in our operations and services relating to government restrictions that may be imposed in light of COVID-19 pandemic measures; (vi) our beliefs regarding the quality of our properties as key factors in Monarch's long-term success; (vii) our expectations and beliefs concerning the expansion project at the Monarch Black Hawk (the "Monarch Black Hawk Expansion"), ; (viii) our expectations and intentions regarding the expenses, defenses and outcomes of the lawsuits filed by the construction project general contractor against us and our counterclaims against the contractor; (ix) our expectations regarding our business prospects, strategies, estimates and outlook; (x) our expectations regarding the positioning of our properties to benefit from future macro and local economic growth; (xi) our expectations regarding future capital requirements; (xii) our anticipated sources of funds and adequacy of such funds to meet our debt obligations and capital requirements; and (xiii) our expectations regarding legal and other matters.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	adverse impacts of the COVID-19 pandemic and its variants on our business, financial condition, operating results, access to capital markets, and on short-term and long-term travel, leisure and discretionary spending habits and practices of our guests;
●	actions by government officials at the federal, state or local level, including, without limitation, temporary or extended shutdowns, travel restrictions, social distancing, shelter-in-place orders, and mask mandates in connection with the COVID-19 pandemic;
●	our ability to maintain strong relationships with our regulators, employees, lenders, suppliers, insurance carriers, customers and other stakeholders;
●	impact of any uninsured losses;
●	the adverse impact of cancellations and/or postponements of hotel stays and convention and trade shows on our business, market position, growth, financial condition and operating results;
●	a delay in or failure of the changes in guest visitation, entertainment choices and spending patterns, including a decrease in overall long-term demand;
●	potentially uninsurable liability exposure to customers and staff should they become (or allege that they have become) infected with COVID-19 while at one of our resorts;
●	unwillingness of employees to report to work due to the adverse effects of the COVID-19 pandemic, including any spikes in cases, or to otherwise conduct work under any revised work environment protocols;
●	unwillingness of our employees to obtain the COVID-19 vaccination;
●	the potential of increases in state and federal taxation to address budgetary and other impacts of the COVID-19 pandemic;

●	our ability to successfully implement our business and growth strategies;
●	our ability to realize the anticipated benefits of our expansion and renovation projects, including the Monarch Black Hawk Expansion;
●	our ongoing disputes over costs of and responsibility for delays, construction defects and other construction related matters with our Monarch Black Hawk general contractor, PCL Construction Services, Inc. (“PCL”), including, as previously reported, the litigations against us by such contractor and our filing of affirmative defenses and extensive counterclaims against PCL;
●	our potential need to post bonds or other forms of surety to support our legal remedies;
●	risks related to pending litigation, which is costly and time-consuming to defend, and if decided against us, could require us to pay substantial judgments or settlements. We cannot predict with certainty the outcomes of such legal proceedings, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur;
●	our ability to generate sufficient operating cash flow to service our debt obligations and working capital needs and to help finance our expansion plans;
●	our ability to effectively manage expenses to optimize our margins and operating results;
●	our ability to effectively manage increased expenses from inflationary pressures, including wage inflation;
●	our ability to effectively manage the impacts of temporary or other supply chain interruptions;
●	our ability to successfully complete potential acquisitions and investments;
●	access to capital and credit, including our ability to finance future business requirements;
●	adverse trends in the gaming industry;
●	changes in patron demographics;
●	risks related to record heat conditions, drought conditions and fires in the Western United States;
●	general market and economic conditions, including but not limited to, the effects of local and national economic, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;
●	the impact of rising interest rates and our ability to refinance debt as it matures at commercially reasonable rates or at all;
●	fluctuations in interest rates, including the impact of any discontinuance, modification or other reform of LIBOR, or the establishment of alternative reference rates;
●	our dependence on two resorts;
●	ability of large stockholders to influence our affairs;
●	our dependence on key personnel;
●	the availability of adequate levels of insurance;
●	changes in federal, state, and local laws and regulations, including environmental and gaming licenses or legislation and regulations, and laws and regulations permitting expanded and other forms of gaming in our key markets;
●	ability to obtain and maintain gaming and other governmental licenses and regulatory approvals;
●	any violations by us of the anti-money laundering laws;
●	cybersecurity risks, including misappropriation of customer information or other breaches of information security;
●	impact of natural disasters, severe weather, terrorist activity and similar events;
●	our competitive environment, including increased competition in our target market areas;
●	increases in the effective rate of taxation at any of our properties or at the corporate level;
●	our ability to successfully estimate the impact of accounting, tax and legal matters;
●	the impact of the events occurring in Eastern Europe and the conflict taking place in Ukraine; and
●	risks, uncertainties and other factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K”) and our other filings with the Securities and Exchange Commission.

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

Monarch Black Hawk: Since the acquisition of Monarch Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and working on the major expansion. In August 2015, we completed the redesign and upgrade of the original Monarch Black Hawk property. In November 2016, we opened for guest use a new nine-story parking structure with approximately 1,350 spaces and additional valet parking, with total property capacity of approximately 1,500 spaces. In the first quarter of 2022, we completed our masterplan expansion, transforming the property into a full-scale casino resort, which includes a 23-story hotel with spa and pool at the top floor, expanded casino floor, poker room, sportsbook lounge, keno counter, five dining options and ten bars. Through its superior product and service, the property is positioned to attract and retain the upper segment of the market and grow incremental revenue and profit.

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

RESULTS OF OPERATIONS

Impact of the COVID-19 Pandemic

Monarch’s comparison of operating results for the reported periods were impacted by the COVID-19 pandemic.

Following the reopening of our operations in June 2020 and through the three-month period ended March 31, 2021, we continued to operate under government-imposed capacity restrictions on our operations and various COVID-19 safety protocols. We were continually adjusting our operations to the restrictions in occupancy and social distancing requirements, which included reduced seating at table games and in all restaurants, and a decreased number of active slot machines on the casino floors.

The convention business at Atlantis was adversely affected by the state-mandated gathering limits. Since the reopening, guest visitation and hotel and convention bookings have been and continue to be inconsistent. The demand for convention bookings has been lower than prior to the state-mandated closures, and is expected to remain lower for the near future.

We will continue to evaluate the nature and extent of the impact to our business, results of operations, and financial condition.

Monarch Casino Resort Spa Black Hawk expansion

Our financial results for the three months ended March 31, 2022 benefited from the phased opening of operations at our newly transformed Monarch Black Hawk, which opening started in the fourth quarter of 2020. The new hotel, including a spa and pool on the top floor, was fully operational by the end of the second quarter of 2021. In May 2021, we opened our new poker room. In December 2021, we opened our sportsbook lounge, and in February 2022, our new specialty restaurant. In the first quarter of 2022 compared to the same period in 2021, the average daily number of slot machines had increased by approximately 260, the average daily table games by approximately 13 and the average daily available rooms by approximately 220. In addition, the property’s table games revenue in the current period benefited from the elimination of betting limits and additional table games variety, effective May 2021.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2022 and 2021

For the three months ended March 31, 2022, our net income totaled $18.1 million, or $0.92 per diluted share, compared to net income of $8.2 million, or $0.42 per diluted share for the same period in 2021, reflecting a 122.2% and 119.0% increase in net income and diluted earnings per share, respectively. Net revenues in the three months ended March 31, 2022, totaled $108.3 million, an increase of $33.4 million, or 44.5%, compared to the three months ended March 31, 2021. Income from operations for the three months ended March 31, 2022, totaled $21.3 million compared to income from operations of $11.3 million for the same period in 2021.

Casino revenue increased 33.9% in the first quarter of 2022 compared to the first quarter of 2021. The increase in casino revenue was driven primarily by the increase in gaming devices with the complete opening of our expanded casino in Black Hawk, the removal of Colorado table game bet limit and higher guest spend per visit at both properties. Casino operating expense as a percentage of casino revenue increased to 35.6% for the three months ended March 31, 2022, compared to 29.0% for the three months ended March 31, 2021, primarily due to increases in gaming tax expense and labor expense.

Food and beverage revenue for the first quarter of 2022 increased 60.7% compared to the first quarter of 2021 due to a 47.6% increase in food and beverage covers, combined with an increase in food and beverage revenue per cover of 8.9%. The increase in covers is primarily a result of the opening of a new restaurant at Monarch Black Hawk in early 2022 as well as buffet covers in the first quarter of 2021 at both properties being negatively impacted by COVID-19 related restrictions and lower guest demand. Food and beverage operating expense as a percentage of food and beverage revenue decreased in the first quarter of 2022 to 79.6% compared to 87.0% for the same quarter in 2021 primarily due to improvements in labor costs management and higher revenue per cover.

Hotel revenue increased 75.9% in the first quarter of 2022 compared to the same quarter of 2021 as a result of an average daily increase in available rooms by approximately 220, with the staged opening of the hotel at Monarch Black Hawk. Hotel occupancy was 76.5% during the current year period compared to 71.1% during the first quarter of 2021. ADR increased by $59.03 ($170.73 in the first quarter of 2022 and $111.70 in the first quarter of 2021). REVPAR was $142.78 and $86.59 for the three months ended March 31, 2022 and 2021, respectively. Hotel operating expense as a percentage of hotel revenue decreased to 38.0% in the first quarter of 2022 compared to 49.2% for the comparable prior year period primarily as a result of the increase in ADR and the ramp-up in hotel operation at Monarch Black Hawk, despite higher housekeeping expenses related to labor shortage and wage pressure.

Other revenue increased 32.4% in the first quarter of 2022 compared to the same prior year period primarily due to the addition of a retail outlet and spa at Monarch Black Hawk.

SG&A expense increased to $24.2 million in the first quarter of 2022 from $19.9 million in the first quarter of 2021 driven primarily by the additional G&A expenses to support the expanded Monarch Black Hawk as well as an increase in overall labor expense. As a percentage of net revenue, SG&A expense decreased to 22.3% in the first quarter of 2022 compared to 26.6% in the same period in 2021.

Depreciation and amortization expense increased to $10.5 million for the three months ended March 31, 2022, compared to $9.5 million for the same prior year period, due to new assets placed into service with the completed opening of our hotel tower and expanded casino at Monarch Black Hawk.

During the first quarter of 2022, we recognized $1.3 million in professional service fees relating to our construction litigation. During the first quarter of 2021, we recognized $0.6 million in professional service fees relating to our construction litigation; and $0.1 million of equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations. These expenses are included in Other operating items, net in the Consolidated Statements of Income.

In the first quarter of 2022 we expensed $0.3 million of interest and amortized $0.4 million in deferred loan costs. In the first quarter of 2021, we expensed $1.3 million of interest and amortized $0.3 million in deferred loan costs. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Cash paid for capital expenditures for the three-month periods ended March 31, 2022 and 2021 totaled $22.1 million and $5.9 million, respectively. During the three-month period ended March 31, 2022 our capital expenditures related primarily to: the redesign and upgrade of hotel rooms in the first tower at Atlantis; the completion of the transformation of part of the Monarch Black Hawk legacy facility; and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. During the three-month period ended March 31, 2021 our capital expenditures related primarily to redesign of part of the legacy Monarch Black Hawk building and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. Capital expenditures during each of the first three months 2022 and 2021 were funded from operating cash flows.

Monarch Black Hawk Expansion

In 2013, we began work to convert the Monarch Black Hawk into a full-scale casino resort spa. The multi-phased expansion of the Monarch Casino Resort Spa Black Hawk involved construction of a new parking structure beginning in 2016, demolition of the original parking structure in 2017, construction of a new hotel tower and casino expansion and redesign and upgrade of a part of the legacy facility, which were completd in February 2022.

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

For the three months ended March 31, 2022, net cash provided by operating activities totaled $35.4 million, compared to net cash provided by operating activities of $21.9 million in the same prior year period. This increase was primarily a result of increases in net income, and depreciation expense, as we continue to place in service new assets until the full completion of the Monarch Black Hawk expansion, combined with a decrease in working capital.

Net cash used in investing activities totaled $22.1 million and $5.9 million during the three months ended March 31, 2022 and 2021, respectively. Net cash used in investing activities during the first three months of 2022 consisted primarily of cash used for the redesign and upgrade of hotel rooms in the first tower at Atlantis, the transformation of part of the Monarch Black Hawk legacy facility and for acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first three months of 2021 consisted primarily of cash used for redesign of part of the legacy Monarch Black Hawk building and for acquisition of gaming and other equipment at both properties.

Net cash used in financing activities in the first three months of 2022 totaled $13.8 million and consisted of $10.0 million in principal payments on the credit facility and $6.5 million cash used for purchase of Company stock under the Repurchase Plan partially offset by $2.7 million of net proceeds from stock options exercise. Net cash used in financing activities in the first three months of 2021 totaled $20.1 million and consisted of $22.5 million principal payments on the credit facility partially offset by $2.4 million proceeds from the stock options exercise.

Amended Credit Facility

On September 3, 2020, we entered into the Fourth Amended and Restated Credit Agreement with Wells Fargo Bank, N.A., as administrative agent and certain banks (the “Fourth Amended Credit Facility”). On April 30, 2021, we entered into an amendment to the Fourth Amended Credit Facility (defined above and hereafter, inclusive of all amendments, as the “Amended Credit Facility”).

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

As of March 31, 2022, we had an outstanding principal balance of $80 million under the Term Loan Facility, a $0.6 million letter of credit and no borrowings under the Revolving Credit Facility; $69.4 million remained available for borrowing.

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

Commencing with the delivery of the compliance certificate for fiscal year 2022, we may be required to prepay borrowings under the Amended Credit Facility using excess cash flows for each fiscal year, depending on the Company’s leverage ratio.

Borrowings are secured by liens on substantially all of our real and personal property.

In addition to other customary covenants for a facility of this nature, as of March 31, 2022, we are required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 4.0:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.15:1. As of March 31, 2022, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.5:1 and 4.7:1, respectively.

As of March 31, 2022, the interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.00%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.00%, or the Prime Rate. The applicable margins vary depending on the Company’s leverage ratio. Commitment fees are equal to the daily average unused revolving commitment multiplied by the commitment fee percentage, ranging from 0.175% to 0.325%, based on our leverage ratio. As of March 31, 2022, the interest rate on the Term Loan Facility was 1.11%, or LIBOR plus a 1.00% margin.

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

We may prepay borrowings under the Amended Credit Facility revolving loan without penalty (subject to certain conditions and certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Once reduced or cancelled, the Revolving Credit Facility may not be increased or reinstated without the prior written consent of all lenders. During the first three months of 2022, we made $5 million in optional prepayments on the Term Loan Facility in addition to a $5 million in mandatory payments.

As of March 31, 2022, $58.5 million “Long-term debt, net” in the Company’s consolidated balance sheet represents the $80.0 million outstanding loan amount under the Amended Credit Facility, net of $1.5 million unamortized debt issuance costs and $20.0 million mandatory principal payment that are due in the next twelve months and are presented as “Current portion of long-term debt” in the Current liabilities section of the Company’s consolidated balance sheets.

We believe that our anticipated operating cash flow and the $69.4 million available under our Amended Credit Facility as of March 31, 2022 will be sufficient to sustain operations for the twelve months from filing of Form 10-Q for the quarter ended March 31, 2022 and fulfill our capital expenditure plans. However, spikes in COVID-19 cases or new variants thereof or financial, economic, competitive, regulatory, and other factors, many of which are beyond our control, could negatively impact our operations. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

For a discussion regarding our material commitments for capital expenditures, see the CAPITAL SPENDING AND DEVELOPMENT section above.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Form 10-K. For a more extensive discussion of our accounting policies, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our 2021 Form 10-K filed with the SEC on February 28, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Our current primary market risk exposure is interest rate risk relating to the impact of interest rate movements under our Amended Credit Facility.

As of March 31, 2022, we had $80 million of outstanding balance under our Amended Credit Facility. A hypothetical 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at March 31, 2022 would have resulted in a change in our annual interest cost of approximately $0.8 million. See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

We have not entered into derivative financial instruments for trading or speculative purposes.

We do not have any cash or cash equivalents as of March 31, 2022 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 9 "Legal Matters” to our consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in Item 1A of our 2021 Form 10-K.

We encourage investors to review the risks and uncertainties relating to our business disclosed under the heading Risk Factors or otherwise in the 2021 Form 10-K, as well as those contained in Part I - Forward-Looking Statements thereof, as revised or supplemented by our Quarterly Reports filed with the SEC since the filing of the 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2022:

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1) (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1,2022 - January 31, 2022	100,000	$65.00	100,000	2,900,000
February 1,2022 - February 28, 2022	—	—	—	2,900,000
March 1,2022 - March 31, 2022	—	—	—	2,900,000
Total	100,000	$65.00	100,000	2,900,000

(1)	This amount represents a repurchase pursuant to our Repurchase Plan, see Note 8. STOCK REPURCHASE PLAN.
(2)	On January 19, 2022, under the authority of the Repurchase Plan, the Company purchased 100,000 shares for $6.5 million in a privately negotiated transaction.

ITEM 6. EXHIBITS

Exhibit No	Description

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE* 104	Inline XBRL Taxonomy Extension Presentation Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: May 6, 2022	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)