Form 10-Q
period 2022-09-30
MONARCH CASINO & RESORT INC
filed 2022-11-04
CIK 907242

c

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,961,643 shares of common stock are outstanding as of October 31, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Casino	$76,909	$63,931	$203,605	$168,515
Food and beverage	31,312	25,971	85,818	64,293
Hotel	20,785	17,336	54,274	39,924
Other	4,721	4,392	13,637	11,577
Net revenues	133,727	111,630	357,334	284,309

Operating expenses
Casino	25,474	21,297	71,156	53,219
Food and beverage	22,665	20,148	65,297	51,748
Hotel	7,117	6,668	19,183	16,308
Other	2,383	2,120	6,712	5,632
Selling, general and administrative	25,651	21,690	72,931	62,222
Depreciation and amortization	11,183	9,434	32,245	28,308
Other operating items, net	2,898	1,233	6,444	2,799
Total operating expenses	97,371	82,590	273,968	220,236
Income from operations	36,356	29,040	83,366	64,073

Other expense
Interest expense, net of amounts capitalized	(870)	(891)	(2,220)	(3,786)

Income before income taxes	35,486	28,149	81,146	60,287
Provision for income taxes	(7,993)	(5,835)	(16,100)	(11,670)
Net income	$27,493	$22,314	$65,046	$48,617

Earnings per share of common stock
Net income
Basic	$1.45	$1.20	$3.43	$2.62
Diluted	$1.41	$1.15	$3.33	$2.51

Weighted average number of common shares and potential common shares outstanding
Basic	18,999	18,640	18,952	18,573
Diluted	19,503	19,423	19,559	19,395

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$33,139	$33,526
Receivables, net	9,920	8,881
Income taxes receivable	24,646	26,946
Inventories	6,534	7,159
Prepaid expenses	7,749	7,552
Total current assets	81,988	84,064
Property and equipment, net	581,183	580,807
Goodwill	25,111	25,111
Intangible assets, net	383	477
Total assets	$688,665	$690,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt, net	$26,237	$20,000
Accounts payable	16,510	18,575
Construction accounts payable	49,648	58,891
Accrued expenses	47,622	42,967
Short-term lease liability	538	745
Total current liabilities	140,555	141,178
Deferred income taxes	19,617	19,617
Long-term lease liability	13,123	13,498
Long-term debt, net	—	68,152
Total liabilities	173,295	242,445
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 18,894,736 outstanding at September 30, 2022; 18,764,540 outstanding at December 31, 2021	191	191
Additional paid-in capital	47,254	41,426
Treasury stock, 201,564 shares at September 30, 2022; 331,760 shares at December 31, 2021	(7,859)	(4,341)
Retained earnings	475,784	410,738
Total stockholders’ equity	515,370	448,014
Total liabilities and stockholders’ equity	$688,665	$690,459

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares, Unaudited)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2022	18,764,540	$191	$41,426	$410,738	$(4,341)	$448,014
Exercise of stock options, net	191,035	—	19	—	2,458	2,477
Restricted stock granted	19,549	—	1,658	—	262	1,920
Purchase of company common stock	(100,000)	—	—	—	(6,500)	(6,500)
Stock-based compensation expense	—	—	1,160	—	—	1,160
Net income	—	—	—	18,118	—	18,118
Balance, March 31, 2022	18,875,124	$191	$44,263	$428,856	$(8,121)	$465,189
Exercise of stock options, net	10,000	—	303	—	134	437
Restricted stock granted	2,946	—	211	—	39	250
Stock-based compensation expense	—	—	1,025	—	—	1,025
Net income	—	—	—	19,435	—	19,435
Balance, June 30, 2022	18,888,070	$191	$45,802	$448,291	$(7,948)	$486,336
Exercise of stock options, net	6,666	—	195	—	89	284
Stock-based compensation expense	—	—	1,257	—	—	1,257
Net income	—	—	—	27,493	—	27,493
Balance, September 30, 2022	18,894,736	$191	$47,254	$475,784	$(7,859)	$515,370

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2021	18,426,130	$191	$34,498	$342,250	$(8,872)	$368,067
Exercise of stock options, net	91,831	—	1,143	—	1,266	2,409
Stock-based compensation expense	—	—	1,280	—	—	1,280
Net income	—	—	—	8,154	—	8,154
Balance, March 31, 2021	18,517,961	$191	$36,921	$350,404	$(7,606)	$379,910
Exercise of stock options, net	81,555	—	675	—	1,106	1,781
Stock-based compensation expense	—	—	1,247	—	—	1,247
Net loss	—	—	—	18,149	—	18,149
Balance, June 30, 2021	18,599,516	$191	$38,843	$368,553	$(6,500)	$401,087
Exercise of stock options, net	31,260	—	8	—	414	422
Stock-based compensation expense	—	—	572	—	—	572
Net income	—	—	—	22,314	—	22,314
Balance, September 30, 2021	18,630,776	$191	$39,423	$390,867	$(6,086)	$424,395

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$65,046	$48,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,245	28,308
Amortization of deferred loan costs	1,085	630
Stock-based compensation	3,442	3,099
Stock based compensation - restricted stock	80	—
Provision for bad debts	114	44
Loss on disposition of assets	8	138
Non-cash operating lease expense	(1)	—
Deferred income taxes	—	1
Changes in operating assets and liabilities:
Receivables	(1,153)	(4,936)
Income taxes receivable	2,300	3,571
Inventories	625	1,706
Prepaid expenses	(197)	1,721
Right of use asset, net	—	(13)
Accounts payable	(2,065)	3,281
Accrued expenses	4,655	10,110
Net cash provided by operating activities	106,184	96,277

Cash flows from investing activities:
Proceeds from sale of assets	138	20
Change in construction accounts payable	(9,243)	5,309
Acquisition of property and equipment	(31,425)	(26,992)
Net cash used in investing activities	(40,530)	(21,663)

Cash flows from financing activities:
Payroll taxes from net exercise of stock options	(2,468)	(730)
Proceeds from exercise of stock options	5,927	5,342
Line-of-credit borrowings	3,000	—
Line-of-credit payments	(3,000)	—
Principal payments on long-term debt	(63,000)	(74,500)
Purchase of company common stock	(6,500)	—
Net cash used in financing activities	(66,041)	(69,888)

Change in cash and cash equivalents	(387)	4,726
Cash and cash equivalents at beginning of period	33,526	28,310
Cash and cash equivalents at end of period	$33,139	$33,036

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$1,139	$2,207
Cash paid for income taxes	$13,800	$8,100

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation, consisting of normal recurring accruals, are reflected in the interim financial statements. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The balance sheet at December 31, 2021, has been derived from the audited consolidated financial statements of the Company at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

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

As of September 30, 2022, the Company has recorded a reserve of $0.2 million for gaming and non-gaming receivables.

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

Property and Equipment, net:

Property and equipment, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Land	$32,977	$32,986
Land improvements	10,929	9,898
Buildings	475,956	474,571
Buildings improvements	72,129	55,432
Furniture and equipment	244,594	235,233
Construction in progress	8,651	8,211
Right of use assets	13,665	14,246
Leasehold improvements	3,848	3,848
	862,749	834,425
Less accumulated depreciation and amortization	(281,566)	(253,618)
Property and equipment, net	$581,183	$580,807

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

For assets to be held and used, the Company reviews fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For the three- and nine- months periods ended September 30, 2022 and 2021, respectively, there were no impairment charges.

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

As of September 30, 2022, we had goodwill totaling $25.1 million related to the purchase of Monarch Black Hawk, Inc.

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

Debt Issuance Costs:

Costs incurred in connection with the issuance of long-term debt are amortized to interest expense over the term of the related debt agreement utilizing the effective interest rate method. Unamortized amounts of debt issuance costs are recorded as a reduction of the outstanding debt.

As of September 30, 2022, debt issuance costs, net of amortization, were $0.8 million and included in “Current maturities of long-term debt, net”.

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

As of September 30, 2022, the Company had estimated the obligations related to the players’ club program at $9.5 million, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheet.

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

For the three months ended September 30, 2022, Other operating items, net, was $2.9 million and represented professional service fees relating to our construction litigation of $2.8 million, and loss on disposal of assets of $0.1 million. For the three months ended September 30, 2021, Other operating items, net, was $1.2 million and included: $1.5 million of professional services relating to our construction litigation and $0.1 million loss on disposal of assets, offset by $0.3 million of litigation proceeds and $0.1 million of insurance claims proceeds.

For the nine months ended September 30, 2022, Other operating items, net, was $6.4 million and primarily represented professional service fees relating to our construction litigation. For the nine months ended September 30, 2021, Other operating items, net, was $2.8 million and primarily included: $3.0 million of professional services relating to our construction litigation, $0.1 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations and $0.1 million loss on disposal of assets, offset by $0.3 million of litigation proceeds and $0.1 million of insurance claims proceeds.

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

As of September 30, 2022, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (each as defined and discussed in NOTE 5. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

Upon adoption of the new lease standard, incremental borrowing rates used for existing leases were established using the rates in effect as of the lease inception or modification date. The weighted-average incremental borrowing rate of the leases presented in the lease liability as of September 30, 2022, was 4.34%. There were no new leases entered into in the third quarter of 2022.

The weighted-average remaining lease term of the leases presented in the lease liability as of September 30, 2022, was 20 years.

Cash paid related to the operating leases presented in the lease liability for each of the nine months ended September 30, 2022 and 2021, was $1.0 million and $1.1 million respectively.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Casino	$56	$83	$181	$196
Food and beverage	(12)	32	104	100
Hotel	56	50	126	122
Selling, general and administrative	1,157	407	3,031	2,681
Total stock-based compensation, before taxes	1,257	572	3,442	3,099
Tax benefit	(264)	(120)	(723)	(651)
Total stock-based compensation, net of tax	$993	$452	$2,719	$2,448

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

	Three months ended September 30,
	2022		2021
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,999	$1.45	18,640	$1.20
Effect of dilutive stock options	504	(0.04)	783	(0.05)
Diluted	19,503	$1.41	19,423	$1.15

	Nine months ended September 30,
	2022		2021
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,952	$3.43	18,573	$2.62
Effect of dilutive stock options	607	(0.10)	822	(0.11)
Diluted	19,559	$3.33	19,395	$2.51

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the weighted assumed proceeds per share as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended September 30, 2022 and 2021, options for approximately 592 thousand and 316 thousand shares, respectively, were excluded from the computation. For the nine months ended September 30, 2022 and 2021, options for approximately 538 thousand and 239 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For the three-month periods ended September 30, 2022 and 2021, the Company paid $187 thousand and $174 thousand in rent, respectively, plus $14 thousand and $13 thousand, respectively, in operating expenses relating to this lease. For the nine-month periods ended September 30, 2022 and 2021, the Company paid $561 and $522 thousand in rent, respectively, plus $22 thousand and $21 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of September 30, 2022, recognized in the Consolidated Balance Sheet, was $10.1 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For each of the three-month periods ended September 30, 2022 and 2021, the Company paid $101 thousand in rent plus $12 thousand in operating expenses relating to this lease. For each of the nine-month periods ended September 30, 2022 and 2021, the Company paid $303 thousand in rent plus $28 thousand and $25 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of September 30, 2022, recognized in the Consolidated Balance Sheet, was $3.5 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders, and paid $121 thousand and $57 thousand, respectively, for the three-month periods and $325 thousand and $151 thousand, respectively, for the nine-month periods ended September 30, 2022 and 2021, for such leases.

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

The maturity date of the Amended Credit Facility is September 3, 2023. The Amended Credit Facility increased the aggregate principal amount of the credit facilities to $270 million. The $270 million Amended Credit Facility consists of: a $200 million term loan (“Term Loan Facility”) and a $70 million revolving credit facility (“Revolving Credit Facility”), with an option to increase the Revolving Credit Facility by up to an additional $75 million.

As of September 30, 2022, the Company had an outstanding principal balance of $27 million under the Term Loan Facility, a $0.6 million letter of credit and no borrowings under the Revolving Credit Facility; $69.4 million remained available for borrowing. The entire outstanding principal balance is due in the next twelve months.

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

In addition to other customary covenants for a facility of this nature, as of September 30, 2022, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 4.0:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.15:1. As of September 30, 2022, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.2:1 and 3.8:1, respectively.

The interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.00%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.00%, or the Prime Rate. The applicable margins vary depending on the Company’s leverage ratio. Commitment fees are equal to the daily average unused revolving commitment multiplied by the commitment fee percentage, ranging from 0.175% to 0.325%, based on our leverage ratio. As of September 30, 2022, the interest rate on the Term Loan Facility was 4.12%, or LIBOR plus a 1.00% margin.

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

The Company may prepay borrowings under the Amended Credit Facility revolving loan without penalty (subject to certain conditions and certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Once reduced or cancelled, the Revolving Credit Facility may not be increased or reinstated without the prior written consent of all lenders. During the first nine months of 2022, the Company made $48 million in optional prepayments on its Term Loan Facility in addition to $15 million in mandatory payments.

As of September 30, 2022, $26.2 million, representing $27.0 million outstanding loan amount under the Amended Credit Facility, net of $0.8 million unamortized debt issuance costs, is presented in the Current liabilities section of the Company’s consolidated balance sheet as “Current maturities of long-term debt”.

NOTE 7. TAXES

For the nine months ended September 30, 2022 and 2021, the Company’s effective tax rate was 19.8% and 19.4%, respectively. The effective tax rate for the nine months ended September 30, 2022 and 2021 was impacted by excess tax benefit on stock option exercises.

As of September 30, 2022, the $24.6 million “Income taxes receivable” in the Company’s consolidated balance sheet includes $26.9 million expected federal and state tax refunds for 2020 and 2021 tax years.

Deferred tax assets were evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.

No uncertain tax positions were recorded as of September 30, 2022 and 2021. No change in uncertain tax positions is anticipated over the next twelve months.

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

On January 19, 2022, under the authority of the Repurchase Plan, the Company purchased 100,000 shares for $6.5 million in a privately negotiated transaction. As of September 30, 2022, we have an authorization to purchase up to 2,900,000 shares under the Repurchase Plan.

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

On September 1, 2022, the judge previously assigned to the Denver Action recused herself, resulting in a continuance of the trial then set for September 6, 2022, and reassignment to another courtroom. Following reassignment, the court set a new trial date of September 5, 2023. Limited discovery and disputes regarding the scope of discovery remaining are ongoing, and we are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

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

The Company recognized $6.5 million and $3.0 million in construction litigation expense relating to these lawsuits for the nine months ended September 30, 2022 and 2021, respectively, which is included in Other operating items, net on the Consolidated Statements of Income.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our,” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “will,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” or “we cannot assure you,” “although no assurance can be given.” Examples of forward-looking statements include, among others, statements we make regarding: (i) the impact of COVID-19, including any recent spikes in cases or any spread of new variants, and any other contagious diseases or viruses on our revenues, cash flows, liquidity, construction projects, results of operations and financial condition; (ii) our beliefs regarding the sufficiency of our cash and other financial resources; (iii) our belief regarding the exposure of our cash and accounts receivable to credit risk; (iv) our beliefs regarding the quality of our work product and guest service and our ability to capture additional market share in the high-end segment of the market; (v) our beliefs regarding the quality of our properties as key factors in Monarch's long-term success; (vi) our expectations and beliefs concerning the expansion project at the Monarch Black Hawk (the "Monarch Black Hawk Expansion"); (vii) our expectations and intentions regarding the expenses, defenses and outcomes of the lawsuits filed by the construction project general contractor against us and our counterclaims against the contractor; (viii) our expectations regarding our business prospects, strategies, estimates and outlook; (ix) our expectations regarding the positioning of our properties to benefit from future macro and local economic growth; (x) our expectations regarding future capital requirements; (xi) our anticipated sources of funds and adequacy of such funds to meet our debt obligations and capital requirements; and (xii) our expectations regarding legal and other matters.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	adverse impacts of COVID-19 and its variants on our business, financial condition, operating results, access to capital markets, and on short-term and long-term travel, leisure and discretionary spending habits and practices of our guests;
●	actions by government officials at the federal, state or local level, including, without limitation, temporary or extended shutdowns, travel restrictions, social distancing, shelter-in-place orders, and mask mandates in connection with COVID-19;
●	our ability to maintain strong relationships with our regulators, employees, lenders, suppliers, insurance carriers, customers and other stakeholders;
●	impact of any uninsured losses;
●	the adverse impact of cancellations and/or postponements of hotel stays and convention and trade shows on our business, market position, growth, financial condition and operating results;
●	a delay in or failure of the changes in guest visitation, entertainment choices and spending patterns, including a decrease in overall long-term demand;
●	potentially uninsurable liability exposure to customers and staff should they become (or allege that they have become) infected with COVID-19 while at one of our resorts;
●	unwillingness of employees to report to work due to the adverse effects of COVID-19, including any spikes in cases, or to otherwise conduct work under any revised work environment protocols;
●	unwillingness of our employees to obtain the COVID-19 vaccination or any boosters;
●	the potential of increases in state and federal taxation to address budgetary and other impacts of COVID-19;
●	our ability to successfully implement our business and growth strategies;

●	our ability to realize the anticipated benefits of our expansion and renovation projects, including the Monarch Black Hawk Expansion;
●	our ongoing disputes over costs of and responsibility for delays, construction defects and other construction related matters with our Monarch Black Hawk general contractor, PCL Construction Services, Inc. (“PCL”), including, as previously reported, the litigations against us by such contractor and our filing of affirmative defenses and extensive counterclaims against PCL;
●	our potential need to post bonds or other forms of surety to support our legal remedies;
●	risks related to pending litigation, which is costly and time-consuming to defend, and if decided against us, could require us to pay substantial judgments or settlements. We cannot predict with certainty the outcomes of such legal proceedings, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur;
●	our ability to generate sufficient operating cash flow to service our debt obligations and working capital needs and to help finance our expansion plans;
●	our ability to effectively manage expenses to optimize our margins and operating results;
●	our ability to effectively manage increased expenses from inflationary pressures, including wage inflation;
●	our ability to effectively manage the impacts of temporary or other supply chain interruptions;
●	our ability to successfully complete potential acquisitions and investments;
●	access to capital and credit, including our ability to finance future business requirements;
●	adverse trends in the gaming industry;
●	changes in patron demographics;
●	risks related to record heat conditions, drought conditions and fires in the Western United States;
●	general market and economic conditions, including but not limited to, the effects of local and national economic, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;
●	the impact of rising interest rates and our ability to refinance debt as it matures at commercially reasonable rates or at all;
●	fluctuations in interest rates, including the impact of any discontinuance, modification or other reform of LIBOR, or the establishment of alternative reference rates;
●	our dependence on two resorts;
●	ability of large stockholders to influence our affairs;
●	our dependence on key personnel;
●	the availability of adequate levels of insurance;
●	changes in federal, state, and local laws and regulations, including environmental and gaming licenses or legislation and regulations, and laws and regulations permitting expanded and other forms of gaming in our key markets;
●	ability to obtain and maintain gaming and other governmental licenses and regulatory approvals;
●	any violations by us of the anti-money laundering laws;
●	cybersecurity risks, including misappropriation of customer information or other breaches of information security;
●	disruptions or reductions in travel and our operations due to natural disasters, severe weather, terrorist activity, pandemics, epidemics or outbreaks of infectious or contagious diseases, political instability, civil unrest and similar events;
●	our competitive environment, including increased competition in our target market areas;
●	increases in the effective rate of taxation at any of our properties or at the corporate level;
●	our ability to successfully estimate the impact of accounting, tax and legal matters;
●	the impact of the events occurring in Eastern Europe and the conflict taking place in Ukraine; and
●	risks, uncertainties and other factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K”), and our other filings with the Securities and Exchange Commission.

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

Atlantis: Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage, and hotel operations. We continuously upgrade our property and invest in technology. Reno remains a healthy local-oriented market. We are experiencing the effect of increased costs which, combined with continued aggressive marketing programs by our competitors, have applied upward pressure on Atlantis’ operations. We remain confident that our operating strategies will allow Atlantis to grow revenue as our market share continues to expand. With quality gaming, hotel and dining products, we believe the Atlantis is well positioned to benefit from future macro and local economic growth, as well as endure possible adverse macro-economic conditions.

Monarch Black Hawk: Since the acquisition of Monarch Black Hawk in April 2012, our focus has been to maximize casino and food and beverage revenues while upgrading the existing facility and working on the major expansion. In August 2015, we completed the redesign and upgrade of the original Monarch Black Hawk property. In November 2016, we opened for guest use a new nine-story parking structure with approximately 1,350 spaces and additional valet parking, with total property capacity of approximately 1,500 spaces. In the first quarter of 2022, we completed our masterplan expansion, transforming the property into a full-scale casino resort, which includes a 23-story hotel with spa and pool at the top floor, expanded casino floor, poker room, sportsbook lounge, keno counter, five dining options and ten bars. Although we are currently experiencing the pressure of increased costs and, due to the property’s location, labor shortage, we believe we have a long runway to fully unlock the property’s potential. Through its superior product and service, the property is positioned to attract and retain the upper segment of the market and grow incremental revenue and profit.

KEY PERFORMANCE INDICATORS

We use the following Key Performance Indicators (“KPI”) to manage our operation and measure our performance:

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

During the first few months of the nine-month period ended September 30, 2021, we continued to operate under government-imposed capacity restrictions on our operations and various COVID-19 safety protocols. We were continually adjusting our operations to the restrictions in occupancy and social distancing requirements. At the same time, in the second and third quarters of 2021, both Atlantis and Black Hawk revenues benefited from COVID-19 related pent-up demand.

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

Monarch Casino Resort Spa Black Hawk expansion

Our financial results for the three and nine months ended September 30, 2022 benefited from the phased opening of operations at our newly transformed Monarch Black Hawk, which opening started in the fourth quarter of 2020. The new hotel, including a spa and pool on the top floor, was fully operational by the end of the second quarter of 2021. In May 2021, we opened our new poker room. In December 2021, we opened our sportsbook lounge, and in February 2022, our new specialty restaurant. In the first nine months of 2022 compared to the same period in 2021, the average daily number of slot machines had increased by approximately 177, the average daily table games had increased by approximately 19 and the average daily available rooms had increased by approximately 105. In addition, the property’s table games revenue in the current period benefited from the elimination of betting limits and additional table games variety, effective May 2021.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2022 and 2021

For the three months ended September 30, 2022, our net income totaled $27.5 million, or $1.41 per diluted share, compared to net income of $22.3 million, or $1.15 per diluted share for the same period in 2021, reflecting a 23.2% and 22.6% increase in net income and diluted earnings per share, respectively. Net revenues in the three months ended September 30, 2022, totaled $133.7 million, an increase of $22.1 million, or 19.8%, compared to the three months ended September 30, 2021. Income from operations for the three months ended September 30, 2022, totaled $36.4 million compared to income from operations of $29.0 million for the same period in 2021.

Casino revenue increased 20.3% in the third quarter of 2022 compared to the third quarter of 2021. The increase in casino revenue was driven primarily by the increase in gaming devices with the complete opening of our expanded casino in Black Hawk and higher guest spend per visit at both properties. Casino operating expense as a percentage of casino revenue decreased to 33.1% for the three months ended September 30, 2022, compared to 33.3% for the three months ended September 30, 2021, primarily due to the increase in gaming revenue.

Food and beverage revenue for the third quarter of 2022 increased 20.6% compared to the third quarter of 2021 due to a 7.6% increase in food and beverage covers, combined with an increase in food and beverage revenue per cover of 12.1%. The increase in covers is primarily a result of the opening of a new restaurant at Monarch Black Hawk in early 2022 as well as increase in buffet covers at both properties. Food and beverage operating expense as a percentage of food and beverage revenue decreased in the third quarter of 2022 to 72.4% compared to 77.6% for the same quarter in 2021 primarily due to our ongoing efforts to align menu prices with increased commodity prices and labor costs.

Hotel revenue increased 19.9% in the third quarter of 2022 compared to the same quarter of 2021 primarily as a result of an increase in ADR of $23.63 ($177.74 in the third quarter of 2022 and $154.11 in the third quarter of 2021). Hotel occupancy was 86.8% during the current year period compared to 83.4% during the third quarter of 2021. RevPAR was $170.14 and $142.39 for the three months ended September 30, 2022 and 2021, respectively. Hotel operating expense as a percentage of hotel revenue decreased to 34.2% in the third quarter of 2022 compared to 38.5% for the comparable prior year period primarily as a result of the increase in ADR and the ramp-up in hotel operations at Monarch Black Hawk.

Other revenue increased 7.5% in the third quarter of 2022 compared to the same prior year period primarily due to the ramp-up of the spa operation at Monarch Black Hawk and increase in commission revenue.

SG&A expense increased to $25.7 million in the third quarter of 2022 from $21.7 million in the third quarter of 2021 driven primarily by increases in labor expense, utility expenses and advertising expense at Monarch Black Hawk. As a percentage of net revenue, SG&A expense decreased to 19.2% in the third quarter of 2022 compared to 19.4% in the same period in 2021.

Depreciation and amortization expense increased to $11.2 million for the three months ended September 30, 2022, compared to $9.4 million for the same prior year period, due to new assets placed into service with the ongoing renovation at Atlantis.

During the third quarter of 2022 and 2021, we recognized $2.8 million and $1.5 million, respectively, in professional service fees relating to our construction litigation. These expenses are included in Other operating items, net in the Consolidated Statements of Income.

In the third quarter of 2022 we expensed $0.5 million of interest and amortized $0.4 million in deferred loan costs. In the third quarter of 2021, we expensed $0.5 million of interest and amortized $0.4 million in deferred loan costs. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2022 and 2021

For the nine months ended September 30, 2022, we had a net income of $65.0 million, or $3.33 per diluted share, compared to net income of $48.6 million, or $2.51 per diluted share for the same period in 2021, reflecting a 33.8% and 32.7% increase in net income and diluted earnings per share, respectively. Net revenues in the nine months ended September 30, 2022, totaled $357.3 million, an increase of 25.7%, compared to the nine months ended September 30, 2021. Income from operations for the nine months ended September 30, 2022 totaled $83.4 million compared to $64.1 million income from operations for the same period in 2021.

Casino revenue increased 20.8% in the first nine months of 2022 compared to the first nine months of 2021 and was driven by an increase in gaming devices with the opening of the expanded casino in Monarch Black Hawk and an increase in guest spend per visit at both properties. Casino operating expense as a percentage of casino revenue increased to 34.9% for the nine months ended September 30, 2022 compared to 31.6% for the nine months ended September 30, 2021 primarily as a result of an increase in promotional allowances.

Food and beverage revenue for the first nine months of 2022 increased 33.5% compared to the 2021 same period due to a 22.4% increase in food and beverage covers combined with a 9.0% increase in food and beverage revenue per cover. Food and beverage operating expense as a percentage of food and beverage revenue decreased in the first nine months of 2022 to 76.1% from 80.5% for the same period in 2021 primarily as a result of our effort to align menu prices with increased commodity prices and labor cost.

Hotel revenue increased 35.9% in the first nine months of 2022 compared to the first nine months of 2021 primarily due to increase in available rooms with the opening of the new hotel at Monarch Black Hawk, as well as increase in ADR. ADR increased by $40.11, from $138.04 in the first nine months of 2021 to $178.15 in the first nine months of 2022. Hotel occupancy for the first nine months of 2022 was 81.7% compared to 78.6% during the same period of 2021. REVPAR was $159.08 for the first nine months of 2022 and $119.18 for the first nine months of 2021. Hotel operating expense as a percentage of hotel revenue decreased to 35.3% in the first nine months of 2022 compared to 40.8% for the comparable prior year period primarily as a result of the higher ADR.

Other revenue increased 17.8% in the first nine months of 2022 compared to the same prior year period primarily due to the ramp-up of the spa operation at Monarch Black Hawk and increase in commission revenue.

SG&A expense increased to $72.9 million in the first nine months of 2022 from $62.2 million in the first nine months of 2021 primarily due to the increase in labor expense, utility expense and sales and marketing expense. As a percentage of net revenue, SG&A expense decreased to 20.4% in the first nine months of 2022 compared to 21.9% in the same period in 2021.

Depreciation and amortization expense increased to $32.2 million for the nine months ended September 30, 2022 compared to $28.3 million for the same prior year period, due to new assets placed into service with the opening of our hotel tower and expanded casino at Monarch Black Hawk and renovation projects at Atlantis.

During the first nine months of 2022, we recognized $6.5 million in professional service fees relating to our construction litigation. During the first nine months of 2021, we recognized $3.0 million of professional service fees relating to our construction litigation, $0.1 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations, $0.1 million loss on disposal of assets, $0.3 million of litigation proceeds and $0.1 million of insurance claims proceeds.

During the first nine months of 2022, we expensed $1.1 million of interest and amortized $1.1 million in deferred loan costs. During the first nine months of 2021, we expensed $3.2 million of interest and amortized $0.6 million in deferred loan costs. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Cash paid for capital expenditures for the nine-month periods ended September 30, 2022 and 2021 totaled $40.5 million and $21.7 million, respectively. During the nine-month period ended September 30, 2022 our capital expenditures related primarily to the redesign and upgrade of hotel rooms in the original tower at Atlantis, the new upscale retail shop at Atlantis and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. During the nine-month period ended September 30, 2021 our capital expenditures related primarily to the following: the transformation of part of the legacy Monarch Black Hawk building into a specialty restaurant, sportsbook lounge and bar, and additional casino space; complete renovation of the high-end suites on the top floors of the hotel tower at Atlantis; and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. Capital expenditures during each of the first nine months of 2022 and 2021 were funded from operating cash flows.

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

For the nine months ended September 30, 2022, net cash provided by operating activities totaled $106.2 million, compared to net cash provided by operating activities of $96.3 million in the same prior year period. This increase was primarily a result of increases in net income, and depreciation expense, offset by an increase in working capital.

Net cash used in investing activities totaled $40.5 million and $21.7 million during the nine months ended September 30, 2022 and 2021, respectively. Net cash used in investing activities during the first nine months of 2022 consisted primarily of cash used for the redesign and upgrade of hotel rooms in the original tower at Atlantis, the new upscale retail shop at Atlantis and for acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first nine months of 2021 consisted primarily of cash used for the transformation of part of the Monarch Black Hawk legacy facility, complete renovation of the high-end suites on the top floors of the hotel tower at Atlantis and for acquisition of gaming and other equipment at both properties.

Net cash used in financing activities in the first nine months of 2022 totaled $66.0 million and consisted of $63.0 million in principal payments on the credit facility and $6.5 million cash used for the purchase of Company stock under the Repurchase Plan partially, offset by $3.5 million of net proceeds from stock options exercise. Net cash used in financing activities in the first nine months of 2021 totaled $69.9 million and consisted of $74.5 million principal payments on the credit facility partially offset by $4.6 million proceeds from the stock options exercise.

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

The maturity date of the Amended Credit Facility is September 3, 2023. The Amended Credit Facility increased the aggregate principal amount of the credit facilities to $270 million. The $270 million Amended Credit Facility consists of a $200 million term loan (“Term Loan Facility”) and a $70 million revolving credit facility (“Revolving Credit Facility”), together with an option to increase the facility by up to an additional $75 million Revolving Credit Facility.

As of September 30, 2022, we had an outstanding principal balance of $27 million under the Term Loan Facility, a $0.6 million letter of credit and no borrowings under the Revolving Credit Facility; $69.4 million remained available for borrowing. The entire outstanding principal balance is due in the next twelve months.

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

In addition to other customary covenants for a facility of this nature, as of September 30, 2022, we are required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 4.0:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.15:1. As of September 30, 2022, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.2:1 and 3.8:1, respectively.

As of September 30, 2022, the interest rate under the Amended Credit Facility is LIBOR plus a margin ranging from 1.00% to 2.00%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 1.00%, or the Prime Rate. The applicable margins vary depending on the Company’s leverage ratio. Commitment fees are equal to the daily average unused revolving commitment multiplied by the commitment fee percentage, ranging from 0.175% to 0.325%, based on our leverage ratio. As of September 30, 2022, the interest rate on the Term Loan Facility was 4.12%, or LIBOR plus a 1.00% margin.

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

We may prepay borrowings under the Amended Credit Facility revolving loan without penalty (subject to certain conditions and certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Once reduced or cancelled, the Revolving Credit Facility may not be increased or reinstated without the prior written consent of all lenders. During the first nine months of 2022, we made $48 million in optional prepayments on the Term Loan Facility in addition to a $15 million in mandatory payments.

As of September 30, 2022, $26.2 million, representing $27.0 million outstanding loan amount under the Amended Credit Facility, net of $0.8 million unamortized debt issuance costs, is presented in the Current liabilities section of the Company’s consolidated balance sheet as “Current maturities of long-term debt”.

We believe that our anticipated operating cash flow and the $69.4 million available under our Amended Credit Facility as of September 30, 2022 will be sufficient to sustain operations for the twelve months from filing of Form 10-Q for the quarter ended September 30, 2022 and fulfill our capital expenditure plans. However, spikes in COVID-19 cases or new variants thereof, other contagious diseases or viruses, or financial, economic, competitive, regulatory, and other factors, many of which are beyond our control, could negatively impact our operations. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

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

As of September 30, 2022, we had $27 million of outstanding balance under our Amended Credit Facility. A hypothetical 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at September 30, 2022, would have resulted in a change in our annual interest cost of approximately $0.3 million. See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

We have not entered into derivative financial instruments for trading or speculative purposes.

We do not have any cash or cash equivalents as of September 30, 2022 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: November 4, 2022	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)