Form 10-K
period 2022-12-31
MONARCH CASINO & RESORT INC
filed 2023-02-28
CIK 907242

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ⌧ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ⌧		Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2022 (the last business day of the registrant's most completed second fiscal quarter), based on the closing price as reported on The Nasdaq Stock Market (SM) of $58.67 per share, was approximately $862.7 million.

As of February 27, 2023, the registrant had 19,122,289 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2023 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Atlantis Casino Resort Spa

The Atlantis is located approximately three miles south of downtown in the generally more affluent area of Reno, Nevada. The Atlantis features approximately 61,000 square feet of casino space; 817 guest rooms and suites; eight food outlets; two gourmet coffee and pastry bars and one snack bar; a 30,000 square-foot health spa and salon with an enclosed year-round pool; two retail outlets offering clothing and gift shop merchandise; an 8,000 square-foot family entertainment center; and approximately 52,000 square feet of banquet, convention and meeting room space. The casino features approximately 1,300 slot and video poker machines; approximately 37 table games, including blackjack, craps, roulette, and others; a race and sports book; a 24-hour live keno lounge; and a poker room. The Atlantis also offers a mobile race and sports betting app which is available to patrons who are physically located within the state of Nevada.

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

Hotel and Spa. The Atlantis includes three contiguous high-rise hotel towers with a total of 817 rooms, more than 100 of which are suites. The rooms on the top seven floors in the third tower are nearly 20% larger than the standard guest rooms and offer restricted elevator access, and a private concierge service.

The Atlantis hotel rooms feature high end design and furnishings as well as nine-foot ceilings, which create an open and spacious feel. The third hotel tower features a four-story waterfall with an adjacent year-round swimming pool in a climate controlled, five-story glass enclosure, which shares an outdoor pool deck with a seasonal outdoor swimming pool and year-round whirlpool. The Salon at Atlantis is a full-service salon overlooking the third-floor sundeck and outdoor seasonal swimming pool and offers salon-grade products and treatments for hair, nails and skincare for both men and women. Our Spa Atlantis is a high-end health spa located adjacent to the swimming area that offers treatments and amenities unique to our market. The hotel rooms on the spa floor feature décor that is themed consistent with the spa. The hotel features glass elevators that rise the full 19 and 28 stories of the respective towers providing panoramic views of the Reno area and the Sierra Nevada mountain range.

The average occupancy rate, average daily room rate (“ADR”) and revenue per available room (“REVPAR”), calculated by dividing total hotel revenue by total rooms available, at the Atlantis for the following periods were:

	Year Ended December 31,
	2022	2021	2020
Occupancy rate	83.30%	82.10%	71.30%
ADR	$158.54	$123.18	$108.44
REVPAR	$149.11	$114.85	$86.85

We continually monitor and adjust hotel room rates based upon demand and other competitive factors.

Restaurants and Dining. The Atlantis has eight restaurants, two gourmet coffee bars and one snack bar as described below:

●	The 475-seat, Toucan Charlie’s Buffet & Grille, which offers a wide variety of food selections from around the globe including a carving station, live action Pho and Mongolian Bar-b-que, made-to-order salads, artisan charcuterie with a variety of imported and domestic cheeses, and an expansive array of desserts from our in-house bakery including house-made gelato;
●	The 160-seat Atlantis Steakhouse, a fine dining destination featuring Allen Brothers prime steaks from Chicago, fresh seafood, and numerous tableside presentations of classic steakhouse dishes;
●	The Bistro Napa, featuring creative wine country cuisine served in a 140-seat main dining room with a central wine cellar and an adjacent upscale 60-seat lounge;
●	The Oyster Bar on the Sky Terrace offering pan roasts made-to-order, fresh seafood, cioppino, house made chowder and bisques;
●	Sushi Bar serving creative, made-to-order sushi rolls with a wide variety of raw and cooked options, all offered in all-you-care-to-eat lunch and dinner settings.

The Oyster Bar and Sushi Bar can accommodate a combined total of up to 137 guests;

●	The 178-seat Purple Parrot coffee shop, which serves breakfast and American comfort food 24 hours a day;
●	The 92-seat Red Bloom Asian kitchen, featuring a modern twist on authentic Asian crafted dishes inspired by the Far East, including tasteful dishes from China, Japan, Korea, Singapore, Thailand and Vietnam;
●	The 170-seat Manhattan Deli featuring authentic New York deli favorites like matzo ball soup, piled high sandwiches, salads, house made soups, bagels and lox, New York style pizza and famous New York cheesecake;
●	Two gourmet coffee bars offering specialty coffee drinks, “grab and go” sandwiches, house made gelato and freshly baked pastries; and
●	The Chicago Dogs Eatery, a snack bar, serving Chicago-style hot dogs, pizza, ice cream and arcade-style refreshments.

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

The Monarch Casino Resort Spa Black Hawk

Monarch Black Hawk features approximately 60,000 square feet of casino space; approximately 1,100 slot machines; approximately 43 table games; a live poker room; a keno counter and a sports book. The resort also includes 10 bars and lounges, a gourmet coffee bar as well as four dining options: a twenty-four-hour full-service restaurant, 250-seat buffet-style restaurant, the Monarch Chophouse (a fine-dining steakhouse), and Bistro Mariposa (elevated Southwest cuisine). The resort offers 516 guest rooms and suites, banquet and meeting room space, a retail store, a concierge lounge and an upscale spa and pool facility located on the top floor of the tower. The resort is connected to a nine-story parking structure with 1,350 parking spaces, and valet parking, with total property capacity of approximately 1,500 spaces. The Monarch Black Hawk also offers a mobile sports betting app which is available to patrons who are physically located within the state of Colorado.

Location. Strategically located at the entrance to Black Hawk, Colorado, Monarch Black Hawk is the first gaming property encountered by visitors arriving from Denver and other major population centers via Highway 119.

Hotel and Spa. The Monarch Black Hawk includes a high-rise hotel tower with 516 rooms, 106 of which are suites. The tower also includes a private concierge lounge and world-class spa and pool deck on its top floor.

The average occupancy rate, ADR and REVPAR at the Monarch Black Hawk for the following periods were:

	Year Ended December 31,
	2022	2021	2020	(1)
Occupancy rate	75.10%	67.90%	29.60%
ADR	$201.92	$182.78	$177.63
REVPAR	$164.91	$132.75	$52.97

(1)	The phased opening of the hotel tower at Monarch Black Hawk began in November 2020.

Quality. Established as a high-quality gaming resort in Colorado for gaming, dining and lodging.

Higher Tier Play. Through its superior product and service, the property is designed to attract and retain the highest tier guests in the Colorado market.

Market Growth. The Colorado market is poised for gross gaming revenue expansion following the passage of Colorado Amendment 77 on November 3, 2020, which effective May 1, 2021, removed betting limits (previously capped at $100 per bet) and allowed new games (including baccarat, pai gow tiles and keno).

Restaurants and Dining. Currently, the Monarch Black Hawk has four restaurants and a gourmet coffee bar, as described below:

●	The 250-seat Monarch Buffet, which offers a wide variety of food selections from around the globe including a carving station, live action Pho and Mongolian Bar-b-que, artisan charcuterie, and an expansive array of desserts;
●	The 160-seat 24/7 restaurant, where guests can savor contemporary American and Asian cuisine in a sophisticated yet comfortable atmosphere with an emphasis on fresh flavors and quality ingredients;
●	The 110-seat Monarch Chophouse, a fine dining destination featuring 28-day aged USDA prime cuts of beef chosen for their superior marbling and flavor, fresh seafood, and Colorado lamb in an elegant atmosphere with unsurpassed service and attention to detail;
●	The 180-seat Bistro Mariposa, an elevated Southwest Cuisine restaurant; and
●	Java, etc., a gourmet coffee bar offering specialty coffee drinks, “grab and go” sandwiches, house made gelato and freshly baked pastries.

Acquisition, Improvements and Additional Expansion Potential

We seek to identify and evaluate strategic expansion and acquisition opportunities through market and detailed financial analyses. We develop overall master plans and then aim to execute each phase of the master plan after re-evaluation of the current market conditions and comparison against other capital investment opportunities.

We have continuously invested in upgrading our facilities. Capital expenditures were $48.4 million in 2022, $37.8 million in 2021 and $46.4 million in 2020. During the last three years, capital expenditures related primarily to: the transformation of part of the Monarch Black Hawk legacy facility; the major redesign and upgrade of all hotel rooms in the first tower and complete renovation of the high-end suites on the top floors of the hotel tower at Atlantis; the new upscale retail shop at Atlantis; the new Red Bloom Asian kitchen at Atlantis; the redesign and upgrade of the Atrium bar at Atlantis; the ongoing capital maintenance spending; and the acquisition of gaming equipment at both of our properties.

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

The Reno/Sparks region is a major gaming and leisure destination with aggregate gaming revenues of approximately $917 million (as reported by the Nevada Gaming Control Board for the twelve months ended December 31, 2022).

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

We welcome domestic and international reservations on the Atlantis’ website (www.atlantiscasino.com), and we are featured on major package tour and travel websites.

We market to high-end players selectively through direct marketing and hosts. We utilize complimentary rooms, food and beverage, special events and the extension of gaming credit to attract and maintain patronage from high-end players.

Conventioneers: Convention business, like package tour and travel business, supplements occupancy during lower-demand periods. Conventioneers also typically pay higher average room rates than non-conventioneers. We selectively seek convention and meeting groups that we believe will materially enhance the Atlantis’ occupancy and daily room rates, as well as those we believe will be more likely to utilize our gaming products. This segment was significantly impacted by the COVID-19 pandemic and still has not recovered to the pre-pandemic level. We believe that the segment will normalize in the near future. We are the only hotel-casino physically connected to the Reno-Sparks Convention Center. In our view, Atlantis is uniquely positioned to capitalize on this segment. We believe the Reno-Sparks Convention Center has created, and we expect will continue to create, additional guest traffic for the Atlantis within this market segment that is presently underserved in the Reno area.

We market to all guest segments, including conventioneers, on the basis of the location, quality and ambiance of the Atlantis facility, gaming values, friendly, efficient service, and the quality and relative value of Atlantis rooms, food and beverage offerings, entertainment and promotions.

Northern Nevada Residents: We market to Northern Nevada residents on the basis of the Atlantis’ location and accessibility, convenient surface parking, gaming values, ambiance, friendly efficient service, exceptional quality of food and beverage offerings.

Black Hawk. Our marketing efforts are directed toward patrons from the Denver metropolitan area and Colorado mountain areas. Black Hawk, Colorado is approximately 40 miles west of Denver.

The Denver metro area is an attractive market with a population of more than three million and a healthy population growth of 16.9% from 2010 to 2021 (national average is 7.5%). Denver metro area per capita personal income in 2020 was 17% higher than the national average ($69,822 vs. $59,510).

Commercial gaming in Colorado is constitutionally restricted to three mountain towns – Black Hawk, Central City and Cripple Creek – which in 2022 represented 77%, 8% and 15% of total Colorado gaming revenue, respectively (Colorado Division of Gaming statistical summaries). These state constitutional limitations and the scarcity of available and developable land in Black Hawk create a strong barrier to new entries in the gaming market, limiting the threat of potential new competition.

The Black Hawk/Central City area gaming market generated approximately $781 million in gaming revenues for the twelve months ended December 31, 2022, according to the Colorado Division of Gaming.

Our Monarch Black Hawk revenues and operating income are principally dependent on the level of gaming activity in the Black Hawk market. Leveraging our premium location, product and service, we are determined to continue to grow market share by attracting not only Black Hawk gaming guests, but by introducing our new luxurious resort to attract new guests to the market and our property. Our superior lodging, spa and dining products are predominantly intended to drive gaming revenue.

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

Competition

Reno/Sparks. Gaming competition in the Reno area is intense. Based on information obtained from the December 31, 2022 Gaming Revenue Report published by the Nevada Gaming Control Board, there are approximately 15 casinos in the Reno-Sparks area which each generated more than $12.0 million in annual gaming revenues.

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

The Atlantis also competes for gaming guests with hotel casino operations located in other parts of Nevada, especially Las Vegas and Lake Tahoe, and with hotel casinos located elsewhere throughout the United States and the world. Major Native American owned facilities in California have been very successful, adversely impacting many hotel casinos in Reno. We believe that the Atlantis also competes to a lesser extent with state-sponsored lotteries, off-track wagering, card parlors and other forms of legalized gaming, particularly in northern California and the Pacific Northwest. We believe our numerous amenities, such as a wide array of restaurants, banquet facilities, spa and surface parking are key advantages in our ability to attract local guests that competitor facilities cannot easily match without significant capital expenditures.

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

Black Hawk. There is strong competition in the concentrated Black Hawk/Central City area gaming market, which includes approximately 21 casinos as of December 31, 2022, according to the Colorado Division of Gaming report.

The Black Hawk and Central City gaming markets are geographically isolated. The only other non-tribal gaming market is Cripple Creek, which is seventy-five miles away. There are two federally recognized tribes in southwest Colorado, both with gaming facilities, and both more than 350 miles from Denver. There have been proposals for the development of Native American racetrack and video lottery terminal casinos throughout the state over the years. On two occasions the owners of the Arapahoe Race Track, southeast of Denver, have funded state wide ballot initiatives to allow casino style gaming at the race track. On both occasions, these measures were voted down by the electorate by wide margins. As of December 31, 2022, none of the proposals have been adopted by the state’s electorate or by the legislature. Should any form of additional gaming be authorized in the Denver metropolitan area, the Black Hawk and Central City markets would be adversely affected.

We believe that the Monarch Black Hawk’s primary competition for visitors comes from other large-scale casinos in the market which offer amenities that appeal to the guests’ entire vacation experience including hotel, broad dining choices, as well as other amenities. We compete for patrons on the basis of the desirability of our location, which is the first casino encountered when entering the area on the main thoroughfare, as well as the attractive setting, friendly and efficient service, quality of our new hotel, spa and food and beverage offerings. Our resort now offers 516 guest rooms and suites, additional bars and dining options, banquet and meeting room space, a retail store, a concierge lounge and an upscale spa and pool facility located on the top floor of the tower.

Regulation and Licensing

We may not own, manage or operate a gaming facility unless we obtain proper licenses, registrations, permits and approvals. Applications for a license permit or approval may generally be denied for reasonable cause. Most regulatory authorities license, investigate, and determine the suitability of any person who has a material relationship with us. Persons having material relationships include officers, directors, employees, and certain security holders. We believe that we have obtained, applied for, or are in the process of applying for all necessary registrations, approvals, permits, licenses, and findings of suitability with respect to such persons affiliated with our licensed gaming operations, although the gaming authorities, in their discretion, may require additional persons to file applications for findings of suitability.

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

Colorado. As prescribed by the Colorado Limited Gaming Act with Constitutional Amendment of 2021 (the “Colorado Act”), the ownership and operation of limited stakes gaming facilities in Colorado are subject to the Colorado Gaming Rules and Regulations (the “Colorado Regulations”) and final authority of the Colorado Limited Gaming Control Commission (the “Colorado Commission”). The Colorado Act also created the Colorado Division of Gaming within the Colorado Department of Revenue to license, supervise and enforce the conduct of limited stakes gaming in Colorado.

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

The City of Black Hawk also assesses monthly device fees that are based on the number of gaming devices operated. These consist of an $87.50 fee per slot device, $350.00 per table device, and transportation fee of $3.68 for each slots device and $14.72 for each table device and sports betting device.

The Colorado Commission has enacted Rule 4.5, which imposes requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licenses owned directly or indirectly by a publicly traded corporation, whether through a subsidiary or intermediary company. Such requirements automatically apply to any ownership interest held by a publicly traded corporation, holding company or intermediary company thereof, where the ownership interest directly or indirectly is, or will be upon approval of the Colorado Commission, 5% or more of the entire licensee. In any event, if the Colorado Commission determines that a publicly traded corporation or a subsidiary, intermediary company or holding company has the actual ability to exercise influence over a licensee, regardless of the percentage of ownership possessed by such entity, the Colorado Commission may require the entity to comply with the disclosure rules and regulations contained in Rule 4.5.

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

Compliance with Environmental Laws

In 2022, the Company did not incur any material capital expenses for maintaining compliance with applicable environmental laws and does not expect to incur such in 2023.

Requirements to comply with environmental laws may have an impact on capital expenditures, earnings, and our competitive position in the future. See Item 1A, “RISK FACTORS.”

Human Capital

As of December 31, 2022, we employed approximately 2,700 employees across both properties.

We believe that our team is the most important asset in our organization. During the pandemic period, our team members worked together to navigate through the unprecedented challenges of the COVID-19 pandemic. During the period our operations at both properties were suspended for approximately three months, some team members were temporarily furloughed, but no team member was laid off. The Company continued to provide benefits, including medical, dental and vision insurance, throughout the suspension period. After resuming operations and welcoming our team members back to the properties, the health and wellbeing of our team members has been our priority.

Our management focus is on employee retention and we use retention rate to evaluate it. We also perform “exit interviews” for employees exiting the company, to understand better what matters most to our team members and improve our polices.

We offer to our team members an extensive series of Leadership Development Workshops to support our team members’ professional and career development.

The Company regularly conducts diversity and inclusion training for its team members as part of new-hire onboarding and ongoing team member/leadership education sessions.

We continuously work on enhancing employee benefits and provide to our employees benefit packages which are competitive to the market and industry. The Company also offers team members up to $6,000 in annual tuition reimbursement for educational courses and/or certifications related to their performance.

Available Information

Our principal executive offices are located at 3800 S. Virginia Street, Reno, Nevada 89502; telephone (775) 335-4600. Our website address is www.monarchcasino.com. We make available, free of charge, on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC” or “Commission”). The information found on, or otherwise accessible through our website is not incorporated by reference into, nor does it form a part of, this Form 10-K, or any other document that we file with the SEC.

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

We face risks related to pandemic OR OTHER INFECTIOUS diseases, such as the coronaviRus, which could materially and adversely affect travel, CONVENTIONS, HOTEL STAYS AND/OR LOCAL VISITORS, EMPLOYEES AND OUR SUPPLY CHAIN and result in reduced demand for our properties and could have a material adverse effect on us.

Our business has in the past and could be materially and adversely affected in the future by the effect of, or the public perception of a risk of, a pandemic or other infectious disease on the travel, convention and leisure industries. The COVID-19 pandemic has disrupted and is expected to continue to disrupt our convention business for an extended period of time. We expect the impact of these disruptions, including the extent of their adverse impact on our financial results, will be dictated by the length of time that such disruptions continue. After government mandated closures in early 2020, we were allowed to open the Atlantis on June 4, 2020, and Monarch Black Hawk on June 17, 2020. Future demand for properties may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth or reduced business spending for meetings, incentives, conventions and exhibitions resulting from the impact of the COVID-19 pandemic or other infectious diseases.

Our businesses would also be impacted should the disruptions from the COVID-19 pandemic lead to prolonged changes in consumer behavior. There are certain limitations on our ability to mitigate the adverse financial impact of these matters, such as the fixed costs at our properties. In the event the COVID-19 virus returns to pandemic levels, or there is an outbreak of another infectious disease, our ability to staff our business and conduct our operations would be disrupted and, have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are required to raise capital in the future, our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient financing, our prospects and our credit ratings. If our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of debt financing would be negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may restrict our business operations or be unavailable due to our covenant restrictions then in effect. There is no guarantee that our current debt financings will be enough to fund our obligations, or that they will be available on terms consistent with our expectations. Our current facility contains restrictive covenants that impose significant operating and financial restrictions and various financial covenants. We cannot assure you that the impact of an infectious disease outbreak, including the resurgence of the COVID-19 pandemic, will not impact our ability to comply with the financial covenants in the future, nor can we assure you that we would be able to obtain waivers or modifications from our lenders in the event of noncompliance in the future.

WIN RATES FOR OUR GAMING OPERATIONS DEPEND ON A VARIETY OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL, AND MAY RESULT IN THE WINNINGS OF OUR GAMING CUSTOMERS EXCEEDING OUR WINNINGS.

The gaming industry is characterized by an element of chance, and win rates are affected by a player’s skill and experience, the mix of games played, the financial resources of players, the spread of table limits, the volume of bets played and the amount of time played, among other factors. Our gaming profits for each property are primarily derived from the difference between our casino winnings and the casino winnings of our gaming customers. Since we operate in an industry which is inherently driven by the element of chance and the winnings of our gaming customers may exceed our winnings, we do not have full control over our gaming revenues. This may result in our having to record a loss from our gaming operations, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

●	changes in local economic and competitive conditions;
●	labor supply disruptions or shortages;
●	inflationary pressures on labor and supplies;
●	disruptions in our supply chain;
●	changes in local and state governmental laws and regulations, including gaming laws, rules and regulations, and the way in which those laws, rules and regulations are applied;
●	natural and other disasters, including pandemics, epidemics, or outbreaks of infectious or contagious diseases such as the COVID-19 pandemic;
●	continuing actions by government officials at the federal, state and/or local level with respect to steps to be taken in connection with the COVID-19 pandemic, including, without limitation, temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders;
●	an increase in the cost of maintaining our properties;
●	a decline in the number of visitors to Reno or Black Hawk; and
●	a decrease in gaming and non-casino activities at our resorts.

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

TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL

Our ability to make payments on and to refinance our indebtedness and to fund future capital expenditures and expansion efforts will depend upon our ability to generate cash. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. On September 3, 2020, we entered into the Fourth Amended and Restated Credit Agreement with Wells Fargo Bank, N.A., as administrative agent and certain banks (the “Fourth Amended Credit Facility”), which amended and restated our $250.0 million credit facility, dated as of July 20, 2016 (the “Prior Credit Facility”). On April 30, 2021, the Company entered into an amendment to the Fourth Amended Credit Facility (collectively, with all prior amendments, the “Amended Credit Facility”). On February 1, 2023, the Company entered into the Fifth Amended and Restated Credit Agreement with Wells Fargo Bank, N.A., as administrative agent, where it amended and restated in its entirety the Amended Credit Facility (the “Fifth Amended Credit Facility”). Our failure to generate sufficient cash flows from operations or to obtain future borrowings may impact our ability to repay our indebtedness as it matures and to fund our other liquidity needs. In such cases, we may have to adopt alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all.

COVENANT RESTRICTIONS UNDER OUR FIFTH AMENDED CREDIT FACILITY MAY LIMIT OUR ABILITY TO OPERATE OUR BUSINESS AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

Our Fifth Amended Credit Facility contains covenants that restrict our ability to, among other things, incur additional debt, make distributions, make investments, grant liens on our assets to secure debt, enter into transactions with affiliates and effect mergers or acquisitions, as well as covenants that relate to our Monarch Black Hawk Expansion. Although the covenants in our Fifth Amended Credit Facility are subject to various exceptions, we cannot assure you that these covenants will not adversely affect our ability to finance future operations or capital needs or to engage in other activities that may be in our best interest. In addition, our long-term debt requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of the covenants in the agreement governing our Fifth Amended Credit Facility could result in a default under such agreement. Our ability to comply with these covenants may be affected by general economic conditions, industry conditions, and other events beyond our control, including difficulties or delay in the completion of our Monarch Black Hawk Expansion. As a result, we cannot assure you that we will be able to comply with these covenants. If an event of default under the agreement governing our Amended Credit Facility occurs, the lenders thereunder could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In addition, our Fifth Amended Credit Facility is secured by a first priority security interest in substantially all of our assets. If we are unable to pay all amounts declared due and payable in the event of a default, the lenders could foreclose on these assets.

OUR VARIABLE RATE INDEBTEDNESS SUBJECTS US TO INTEREST RATE RISK, WHICH COULD CAUSE OUR DEBT SERVICE OBLIGATIONS TO INCREASE SIGNIFICANTLY

An increase in market interest rates would increase our interest expense arising on our indebtedness. The interest rate under our Fifth Amended Credit Facility is SOFR (the Secured Overnight Financing Rate) plus a margin ranging from 1.00% to 1.50% or a base rate plus a margin ranging from 0.0% to 0.5. The applicable margins will vary depending on the Company’s leverage ratio. In addition, SOFR-based loans will incur a 0.10% credit adjustment spread due to the conversion from LIBOR to SOFR as the new benchmark rate. As a result, we are exposed to interest rate risk. If interest rates increase, our debt service obligations under the Fifth Amended Credit Facility will increase even when the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

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

If our competitors operate more successfully than we do, if they attract customers away from us, if they are more successful than us in attracting and retaining employees, if their properties are enhanced or expanded, if they operate in jurisdictions that give them operating advantages from differences or changes in gaming rules, regulations or taxes, or if additional hotels and casinos are established in and around our markets, we may lose market share or the ability to attract or retain employees. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations.

We also believe that the legalization of additional casino gaming in or near any major metropolitan area in the Atlantis’ or Monarch Black Hawk’s key marketing areas could have a material adverse impact on our business. In addition, there have been proposals for the development of Native American, racetrack and video lottery terminal casinos throughout the state of Colorado over the years, although none of the proposals has been adopted by the state’s electorate or legislature. The owners of the Arapahoe Racetrack, southeast of Denver, have funded state wide ballot initiatives to allow casino style gaming at the race track. Both measures were voted down by wide margins. As of December 31, 2022, none of the proposals have been adopted by the state’s electorate or by the legislature. Should any form of additional gaming be authorized in the Denver metropolitan area, Monarch Black Hawk could be adversely affected.

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

OUR EXPANSION AND RENOVATION PROJECTS MAY FACE SIGNIFICANT RISKS INHERENT IN CONSTRUCTION PROJECTS

Our development and renovation projects we may undertake will be subject to the many risks inherent in the expansion or renovation of an existing enterprise or construction of a new enterprise, including unanticipated design, construction, regulatory, environmental and operating problems and lack of demand for our projects.

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

RISING OPERATING COSTS AT OUR GAMING PROPERTIES COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS

The operating expenses associated with our properties could increase due to, among other reasons, the following factors:

●	current broad-based inflation on the economy;
●	supply chain issues;
●	changes in federal, state or local tax or regulations, including state gaming rules and regulations or gaming taxes, could impose additional restrictions or increase our operating costs;
●	aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base or attract new customers;
●	increases in costs of labor;
●	expenditures for repairs, maintenance, and to replace equipment necessary to operate our business;
●	our reliance on slot play revenues and any additional costs imposed on us from vendors;
●	availability and cost of the products and services we provide our customers, including food, beverages, retail items, entertainment, hotel rooms and spa;
●	availability and costs associated with insurance;
●	price increases for electricity, natural gas and other forms of energy;
●	adverse impacts of outbreaks of infectious diseases on our business, construction projects, financial condition and operating results;
●	actions by government officials at the federal, state and/or local level with respect to steps to be taken, including, without limitation, temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders, in connection with any infectious disease outbreak;
●	our ability to manage guest safety concerns caused by any infectious disease outbreak;
●	our ability to effectively manage and control expenses during temporary or extended shutdown periods;
●	impact of temporary or extended shutdowns on our ability to maintain compliance with the terms and conditions of our credit facilities and other material contracts;
●	construction factors, including delays, disruptions, availability of labor and materials, increased costs of labor and materials, contractor disagreements, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, building permit issues and other regulatory approvals or issues;
●	ongoing disagreements over costs of and responsibility for delays and other construction related matters with our Monarch Black Hawk general contractor, PCL Construction Services, Inc., including, as previously reported, the litigation against us and liens by such contractor;
●	affirmative and extensive counterclaims for construction defects, breach of contract, breach of warranty, fraud, fraudulent inducement, negligence and other construction related claims that we have filed against the Monarch Black Hawk contractor, PCL Construction Services, Inc., in the above-mentioned litigation in which litigation the parties are currently conducting discovery, and investigation of the claims by and against us is therefore ongoing;
●	our potential need to post bonds or other forms of surety to support our legal remedies;
●	risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems and delays; shortages of materials or skilled labor; environmental, health and safety issues; weather and other hazards, site access matters, and unanticipated cost increases);
●	our ability to generate sufficient operating cash flow to help finance our expansion plans and subsequent debt reduction;
●	changes in laws mandating increases in minimum wages and employee benefits;
●	changes in laws and regulations permitting expanded and other forms of gaming in our key markets;
●	the effects of local and national economic, credit and capital market conditions on the economy in general and on the gaming industry and our business in particular;
●	the effects of labor shortages on our market position, growth and financial results;

●	the potential of increases in state and federal taxation to address budgetary and other impacts of the COVID-19 pandemic or other infectious disease outbreaks;
●	the potential of increased regulatory and other burdens to address the direct and indirect impacts of COVID-19 pandemic or other infectious disease outbreaks; and
●	guest acceptance of our expanded facilities once completed and the resulting impact on our market position, growth and financial results.

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

In addition to gaming laws, rules and regulations, we are also subject to various federal, state, and local laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, environmental matters, employment, currency transactions, taxation, construction, zoning, construction and land-use laws, marketing and advertising, smoking, and regulations governing the serving of alcoholic beverages.

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

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY LEGISLATION PROHIBITING TOBACCO SMOKING.

Legislation in various forms to ban indoor tobacco smoking has been enacted or introduced in jurisdictions in which we operate. Colorado imposes such restrictions; our Nevada gaming areas are not currently subject to tobacco restrictions. If additional restrictions on smoking are enacted in jurisdictions in which we operate, we could experience a decrease in gaming and non-gaming revenue. This is particularly the case if such restrictions are not applicable to all competitive facilities in that gaming market.

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

WE MAY NOT BE ABLE TO PAY OR MAINTAIN DIVIDENDS AND THE FAILURE TO DO SO WOULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Commencing in the second quarter of 2023, we intend to pay an annual cash dividend, payable in quarterly amounts, on our common stock. However, our ability to pay and maintain cash dividends is at the discretion of our board of directors and is based on many factors, including our earnings, liquidity, financial condition, funds from operations, the level of our capital expenditures and future business prospects, our ability to make and finance acquisitions, available acquisition opportunities, anticipated operating cost levels, the level of demand for the products and services offered at our properties, alternate capital deployment opportunities, and any other factors our board of directors considers relevant. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. The failure to pay or maintain dividends could adversely affect the market price of our common stock

GENERAL RISKS

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

ITEM 2. PROPERTIES

As of December 31, 2022, our properties consist of:

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

Black Hawk, Colorado Properties:

(a)	An approximate 3.4-acre site on which the Monarch Black Hawk is situated including the hotel tower, casino, conference facilities, resort facilities, restaurant facilities and surrounding parking.

(b)	An approximate 9.0-acre parcel of land with an industrial building, located between Denver and Monarch Casino Resort Spa Black Hawk, in Clear Creek County, Colorado, which is used as a warehouse.

Except for the 37,400 square feet and 4.2-acre parcels of real property adjacent to the Atlantis which are referenced above, we own all of our properties.

As of December 31, 2022, our Amended Credit Facility is secured by liens on substantially all of our real and personal property. On February 1, 2023, our Amended Credit Facility was amended and restated by the Fifth Amended Credit Facility which facility continues to encumber substantially all of our real and personal property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock trades on The Nasdaq Stock Market under the symbol MCRI.

Stockholders. As of February 15, 2023, there were approximately 62 stockholders of record of our common stock.

Dividends. Up to December 31, 2022, we have never paid dividends on our common stock. We had used our free cash flow to finance our operating activities, our capital expenditures and to pay down our debt. Our Amended Credit Facility also contained provisions that require the achievement of certain financial ratios before we can pay or declare dividends to our stockholders. See Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements, Note 6.

On February 7, 2023, the Company’s board of directors authorized a one-time cash dividend of $5.00 per share of its outstanding common stock, payable on March 15, 2023, to stockholders of record of the Company on March 1, 2023. The board of directors also approved, commencing in the second quarter of 2023, a recurring annual cash dividend of $1.20 per outstanding share of Common Stock to be paid in quarterly amounts. See Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements, Note 13.

Our ability to pay and maintain cash dividends is at the discretion of our board of directors and is based on many factors, including our earnings, liquidity, financial condition, funds from operations, the level of our capital expenditures and future business prospects, our ability to make and finance acquisitions, available acquisition opportunities, anticipated operating cost levels, the level of demand for the products and services offered at our properties, alternate capital deployment opportunities, and any other factors our board of directors considers relevant. While we intend to pay dividends quarterly, there can be no assurance that our board of directors will declare dividends at all or on a regular basis or that the amount of our dividends will not change.

Unregistered Sales of Equity Securities.

None.

STOCK PERFORMANCE GRAPH

The following chart reflects the cumulative total shareholder return (change in stock price plus reinvested dividends) of a $100 investment in our common stock from the five-year period from December 31, 2017 through December 31, 2022, in comparison to the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s 1500 Casinos & Gaming Index. The comparisons are not intended to forecast or be indicative of possible future performance of our common stock.

The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Total Return Performance
Monarch Casino & Resort, Inc.
S&P 500 Index
S&P 1500 Casinos & Gaming Index
Index Value
250
200
150
100
50
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Monarch Casino & Resort, Inc.	100.00	85.10	108.32	136.59	164.99	171.55
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P 1500 Casinos & Gaming Index	100.00	66.75	100.32	115.85	114.14	90.34

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

During the fourth quarter ended December 31, 2022, no shares of our common stock were repurchased under the Repurchase Plan. As of December 31, 2022, we have an authorization to purchase up to 2,900,000 shares under the Repurchase Plan.

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

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) regarding our expectations and beliefs concerning the cost, financing and impact of our Monarch Black Hawk Expansion; future expansion and acquisition opportunities; positioning of our properties to benefit from future macro and local economic growth; business prospects; business strategies and outlook; competitive advantages and sources of competition; marketing strategy; approvals and licensing requirements; employee relations; capital requirements; anticipated source of funds and adequacy of such funds to meet our debt obligations and capital requirements; financial condition, legal matters and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-K, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made. Example of forward-looking statements include, among others, statements we make regarding: (i) our belief that we have sufficient liquidity to fund our operations and any remaining renovation projects, litigation costs and ongoing capital expenditures; (ii) our belief that our business is well-positioned to benefit from any post-pandemic recovery; (iii) our expectation regarding the availability of future acquisition opportunities; (iv) our beliefs regarding the quality of our products and guest services in Reno and Black Hawk; (v) our expectations regarding our guests' acceptance of the expanded casino, new hotel and enhanced amenities at Monarch Casino Resort Spa Black Hawk; (vi) our expectations regarding our future position in, and share of, the high-end segment of the market and the quality of service we provide to our guests; (vii) our expectations regarding the litigation relating to the construction of the Monarch Black Hawk expansion and related liens recorded by the general contractor and certain subcontractors against the Monarch Black Hawk; (viii) our belief regarding the proximity that the Reno-Sparks Convention Center will have for the Atlantis and the normalization of the convention business to pre-pandemic levels; (ix) the continuing strength of our balance sheet and our expected free cash flow; (x) our expectations regarding continuing our dividend payments in the future; (xi) our belief regarding the appeal of the locations of our properties to certain segments of our customers; and (xii) our expectations regarding broad-based employment growth in the Reno market. Actual results and future events and conditions may differ materially from those described in any forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

●	our ability to successfully implement our business and growth strategies;
●	our ability to successfully defend against and remove the liens recorded against the Monarch Black Hawk by the general contractor and certain subcontractors with respect to the expansion and renovation of the property;
●	adverse impacts of the COVID-19 pandemic or other infectious disease outbreak on our business, construction projects, financial condition and operating results;

●	actions by government officials at the federal, state and/or local level with respect to steps to be taken, including, without limitation, temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders, in connection with the COVID-19 pandemic or other infectious disease outbreak;
●	our ability to manage guest safety concerns caused by COVID-19 or other infectious disease outbreak;
●	access to available and reasonable financing on a timely basis;
●	our ability to maintain strong working relationships with our regulators, employees, lenders, suppliers, insurance carriers, customers, and other stakeholders;
●	impact of any uninsured losses;
●	changes in guest visitation or spending patterns due to health or other concerns;
●	construction factors, including delays, disruptions, availability of labor and materials, increased costs of labor and materials, contractor disagreements, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, building permit issues and other regulatory approvals or issues;
●	ongoing disagreements over costs of and responsibility for delays and other construction related matters with our Monarch Black Hawk general contractor, PCL Construction Services, Inc., including, as previously reported, the litigation against us by such contractor;
●	affirmative and extensive counterclaims for construction defects, breach of contract, breach of warranty, fraud, fraudulent inducement, negligence and other construction related claims that we have filed against the Monarch Black Hawk contractor, PCL Construction Services, Inc., in the above-mentioned litigation in which litigation the parties are currently conducting discovery, and investigation of the claims by and against us is therefore ongoing;
●	our potential need to post bonds or other forms of surety to support our legal remedies;
●	risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems and delays; shortages of materials or skilled labor; environmental, health and safety issues; weather and other hazards, site access matters, and unanticipated cost increases);
●	changes in laws mandating increases in minimum wages and employee benefits;
●	changes in laws, rules and regulations permitting expanded and other forms of gaming in our key markets;
●	the effects of labor shortages on our market position, growth and financial results;
●	current broad-based inflation on the economy, including wage inflation;
●	the potential of increases in state and federal taxation to address budgetary and other impacts of the COVID-19 pandemic;
●	the potential of increased regulatory and other burdens to address the direct and indirect impacts of the spread of infectious diseases, including COVID-19 pandemic;
●	guest acceptance of our expanded facilities at Monarch Black Hawk and the resulting impact on our market position, growth and financial results;
●	competition in our target market areas;
●	our dependence on two resorts;
●	our ability to realize the anticipated benefits of our expansion and renovation projects, including the Monarch Black Hawk Expansion;
●	our ability to effectively manage expenses to optimize our margins and operating results;
●	risks related to our present indebtedness and future borrowings and our ability to meet our debt obligations and comply with our loan covenants;
●	adverse trends in the gaming industries;
●	changes in patron demographics;
●	general market and economic conditions, including but not limited to, the effects of local and national economic, credit and capital market conditions, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;
●	our ability to generate sufficient operating cash flow to finance our expansion plans and fund working capital;

●	the impact of rising interest rates and our ability to refinance debt as it matures at commercially reasonable rates or at all;
●	disruptions and shortages in the supply chain;
●	ability of large stockholders to influence our affairs;
●	our dependence on key personnel;
●	the availability of adequate levels of insurance;
●	changes in federal, state, and local laws, rules and regulations, including environmental and gaming licenses or legislation and regulations;
●	our ability to comply with existing laws and regulations to which we are subject;
●	our ability to obtain and maintain gaming and other governmental licenses and regulatory approvals;
●	any violations by us of the anti-money laundering laws;
●	cybersecurity risks, including misappropriation of customer information or other breaches of information security;
●	impact of natural disasters, severe weather, terrorist activity and similar events;
●	competitive environment, including increased competition in our target market areas;
●	increases in the effective rate of taxation at any of our properties or at the corporate level;
●	our ability to successfully estimate the impact of accounting, tax and legal matters;
●	risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports;
●	the effects of macro and micro economic conditions on employment growth in the economy in general;
●	the effects of labor shortages on our ability to grow our business and to expand our market share in each of our key markets;
●	our ability to generate sufficient cash flow and manage our expenses to deleverage the Company; and
●	the impact of the events occurring in Eastern Europe, including the conflict taking place in Ukraine, and other parts of the world.

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

OVERVIEW

Monarch owns and operates the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and Monarch Casino Resort Spa Black Hawk, a hotel and casino in Black Hawk, Colorado (the “Monarch Black Hawk”). In addition, we own separate parcels of land located next to the Atlantis and a parcel of land with an industrial warehouse located between Denver, Colorado and the Monarch Black Hawk. We also own Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage, and hotel operations at the Atlantis and Monarch Black Hawk. We focus on delivering exceptional service and value to our guests. Our hands-on management style focuses on customer service and cost efficiencies.

FACTORS IMPACTING OUR RESULTS OF OPERATIONS

Our operating results may be affected by, among other things, competitive factors, gaming tax increases, mandated minimum wages, the commencement of new gaming operations, construction at our facilities, general public sentiment regarding travel and public gatherings, overall economic conditions and governmental policies affecting the disposable income of our patrons, widespread public health emergencies including pandemics such as the global coronavirus (COVID-19) pandemic, terrorism and weather conditions affecting our properties, as well as those matters discussed in Item 1A. “RISK FACTORS” above.

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis: We continuously upgrade our property. With quality gaming, hotel and dining products, we believe the Atlantis is well positioned to benefit from future macro and local economic growth. Reno remains a healthy local-oriented market, but at the same time a very competitive market. The market’s employment growth is broad based and we expect this positive indicator will support the continued strength of our business at Atlantis. At the same time, the tight employment environment, with the local unemployment rate below the national average, has created labor challenges, including wage inflation, which we continue to actively manage. We expect this to be a recurring trend for the market and Atlantis in the years ahead. The increase in the labor costs and the increase in price inflation, combined with continued aggressive marketing programs by our competitors, has applied upward pressure on Atlantis’ operating costs and is lowering our profit margins.

Monarch Casino Resort Spa Black Hawk: Monarch Black Hawk is the first property encountered by visitors arriving from Denver and other major population centers via Highway 119. The Denver metro economy remains strong with higher than the national average per capita personal income. At the beginning of 2022, we completed the master planned renovation and expansion, transforming the property into a world-class resort. Monarch Black Hawk is positioned to leverage from the expanded operation, from the elimination of betting limits and new game types in Black Hawk, Colorado, as well as to benefit from the growing state-wide online and retail sports betting. Monarch Black Hawk also is experiencing labor challenges, resulting from the distance to the staffing filter markets of Golden, Colorado and the Denver Metro area and low unemployment at those markets. We continue to attract high value players from across Colorado’s Front Range, who had previously traveled to other markets, such as Las Vegas, for a high-end casino entertainment experience. We believe that the quality of our expanded product and exceptional guest service will meet the demand of the high-end segment of the market and will grow revenue and accelerate market share.

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

RESULTS OF OPERATIONS

Monarch Casino Resort Spa Black Hawk Expansion

Our financial results for the years ended December 31, 2022 and 2021 were positively impacted by the phased opening of operations at our newly transformed Monarch Black Hawk, which opening began in the fourth quarter of 2020. The new hotel, including a spa and pool on the top floor, were fully opened to the public in the first quarter of 2021. In May, 2021, we opened our new poker room and in mid-December we opened our new sportsbook, lounge and bar and additional casino space at the legacy part of the building. With the opening of our expanded casino floor at the beginning of 2021 and the additional casino space at the legacy building in early 2022, we increased the number of slot machines by approximately 300 and table games by 28, compared to the pre-opening of the Monarch Black Hawk expansion active gaming devices. Monarch Black Hawk operations continue to ramp up.

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

For 2022, our net income totaled $87.5 million, or $4.47 per diluted share, compared to net income of $68.5 million, or $3.53 per diluted share for the same period of 2021, reflecting a 27.7% increase in net income and 26.6% increase in diluted earnings per share. Net income and diluted earnings per share for the years ended December 31, 2022 and 2021, were impacted by the $7.3 million and $5.1 million, respectively, of legal and consulting costs, related to the ongoing litigation with Monarch Black Hawk general contractor. Net revenue for the years ended December 31, 2022 and 2021 were $477.9 million and $395.4 million, respectively, reflecting an increase of $82.5 million, or 20.9%. Income from operations for the year ended December 31, 2022 totaled $111.4 million compared to $89.9 million for the same period in 2021, representing an increase of $21.6 million, or 24.0%.

Casino revenue increased 16.0% in the year ended December 31, 2022, compared to the same period of 2021 and was driven primarily by the ongoing ramp up of the expanded gaming operation at Monarch Black Hawk. Casino operating expense as a percentage of casino revenue increased to 35.1% for the year ended December 31, 2022, compared to 32.2% in 2021, primarily due to an increase in labor costs and an increase in promotional expenses at Monarch Black Hawk.

Food and beverage revenue increased 28.6% in the year ended December 31, 2022 over the same period in 2021, due to a 17.4% increase in covers, combined with a 9.5% increase in average revenue per cover. Food and beverage operating expense as a percentage of food and beverage revenue in the year ended December 31, 2022 was 75.5% compared to 79.8% over the same period in 2021. Food and beverage operating expense as a percentage of food and beverage revenue decreased as a result of cost efficiency and an increase in average revenue per cover.

Hotel revenue increased 30.9% in the year ended December 31, 2022 over the same period in 2021 due to a higher hotel occupancy of 79.9% in 2022 compared to 76.7% in 2021 and higher ADR of $175.07 for the year ended December 31, 2022, compared to $141.17 for the year ended December 31, 2021. RevPAR was $153.44 in 2022 and $119.03 for the 2021. Hotel operating expense as a percent of the hotel revenue for the year ended December 31, 2022 was 35.8% compared to 40.7% for the same period in 2021. The decrease in the hotel expense margin was primarily due to the increase in ADR and RevPAR.

Other revenue increased 13.7% in 2022 compared to 2021 driven by increase in spa revenue and commission revenues, partially offset by a decline in retail revenue and arcade revenue.

SG&A Expense increased to $97.6 million in the year ended December 31, 2022 from $84.4 million in the same period of 2021 due to: i) a $7.2 million increase in salaries, wages and related employee benefits expense; ii) a $2.4 million increase in utility expense; iii) a $1.0 million increase in advertising and promotional expenses; iv) a $0.6 million increase in insurance expense; v) a $0.5 million increase in employee relations; vi) a $0.5 million increase in repairs and maintenance expense; and vii) a $1.0 million increase in other expenses. The increase in expense is primarily a result of the ramp up of the expanded operation at Monarch Black Hawk. As a percentage of net revenue, SG&A expense decreased to 20.4% in 2022 from 21.4% in 2021.

Depreciation and amortization expense increased to $43.4 million for the year ended December 31, 2022, as compared to $38.4 million for the same period in 2021 primarily due to the addition of assets related to opening of the sportsbook and new restaurant and bar at Monarch Black Hawk, and hotel rooms and retail space renovations at Atlantis.

During the year ended December 31, 2022, we recognized $7.3 million in construction litigation expense related to the lawsuit filed by the Monarch Black Hawk Expansion construction project general contractor against the Company and our countersuit against the general contractor, offset by $0.1 million gain on disposal of assets and $0.1 million litigation proceeds. During the year ended December 31, 2021, we recognized $5.1 million in construction litigation expense related to the lawsuit filed by the Monarch Black Hawk Expansion construction project general contractor against the Company and our countersuit against the general contractor, $0.1 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations; and $0.1 million loss on disposal of assets, offset by $0.3 million of litigation proceeds and $0.1 million of insurance claims proceeds. These expenses are included in Other operating items, net in the Consolidated Statement of Operations.

During the year ended December 31, 2022, we decreased the outstanding principal balance under our Amended Credit Facility by $83 million to $7 million as of December 31, 2022. During 2022 and 2021, we expensed $2.4 million and $4.5 million, respectively, in interest. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020

Refer to ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests. Capital expenditures during the years ended December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Atlantis	$32,058	$16,075
Monarch Black Hawk	16,353	21,733
	$48,411	$37,808

During the years ended December 31, 2022 and 2021, capital expenditures related primarily to the transformation of part of the Monarch Black Hawk legacy building into a new specialty restaurant, sportsbook lounge and bar, and additional casino space, the redesign and upgrade of the first hotel tower and the suites on the top floors of the concierge hotel tower at Atlantis, the redesign and upgrade of the retail space at Atlantis, as well as the acquisition of gaming and other equipment at both properties.

Monarch Black Hawk Expansion Plan

In 2013, we began work to convert the Monarch Black Hawk into a full-scale casino resort spa. The multi-phased expansion of the Monarch Casino Resort Spa Black Hawk involved construction of a new parking structure, demolition of the existing parking structure, construction of a new hotel tower and casino expansion and redesign and upgrade of a portion of the legacy facility.

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

Operating Activities

For the year ended December 31, 2022, net cash provided by operating activities totaled $139.8 million, an increase of $11.7 million, or 9.1%, compared to the same period of the prior year. This increase was primarily due to: i) a $19.0 million increase in Net income; ii) a $5.6 million increase in depreciation and amortization, including amortization of deferred loan costs; iii) a $1.0 million increase in stock-based compensation expense; offset by iv) a $3.1 million decrease in change in deferred tax; v) a $0.2 million variance in gain/loss on disposition of assets; and vi) a $10.6 million change in working capital.

Investing Activities

Net cash used in investing activities totaled $48.0 million and $37.8 million in the years ended December 31, 2022 and 2021, respectively. Net cash used in investing activities during the years ended December 31, 2022 and 2021 consisted primarily of cash used for the transformation of part of the legacy building at Monarch Casino Black Hawk, for renovation projects at Atlantis, and for the acquisition of gaming and other equipment at both properties.

Financing Activities

Net cash used in financing activities of $86.5 million in 2022 represented $83.0 million principal payments under the Amended Credit Facility and $6.5 million used for the for repurchase of company common stock under the Repurchase Plan, offset by $3.0 million of proceeds from stock options exercise, net of payroll taxes from net exercises. Net cash used in financing activities of $85.1 million in 2021 represented $92.5 million principal payments under the credit facility, offset by $7.4 million of proceeds from stock options exercise, net of payroll taxes from net exercises.

We expect that the Company’s cash position in the next several quarters will be negatively impacted by the outstanding construction retention and other payments related to the Monarch Black Hawk Expansion project of $50.0 million, which are reflected in “Construction Accounts Payable” on the balance sheet as of December 31, 2022.

As of December 31, 2022, we had $25.0 million expected federal tax refund, which is reflected in “Income taxes receivable” on the balance sheet as of December 31, 2022. On January 5, 2023, we received $23.8 million payment from Internal Revenue Service, which included $23.2 million refund and $0.6 million interest income. We expect to receive the rest of the refund in next few quarters.

Purchase obligations of materials and supplies used in the normal operation of our business represent approximately $23.6 million as of December 31, 2022 and all are cancelable by us upon providing a 30-day notice.

Amended Credit Facility

On September 3, 2020, we entered into the Fourth Amended and Restated Credit Agreement with Wells Fargo Bank, N.A., as administrative agent and certain banks (the “Fourth Amended Credit Facility”). On April 30, 2021, the Company entered into an amendment to the Fourth Amended Credit Facility (collectively, with all prior amendments, the “Amended Credit Facility”).

The maturity date of the Amended Credit Facility is September 3, 2023. The Amended Credit Facility consists of: a $200 million Term Loan Facility and a $70 million Revolving Credit Facility, together with an option to increase the facility by up to an additional $75 million Revolving Credit Facility.

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

As of December 31, 2022, we had an outstanding principal balance of $7 million under the Term Loan Facility, a $0.6 million letter of credit and no borrowings under the Revolving Credit Facility; $69.4 million remained available for borrowing.

Borrowings under the Amended Credit Facility are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of December 31, 2022, we are required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 4.0:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.15:1. As of December 31, 2022, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.04:1 and 4.4:1.

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

At December 31, 2022, our interest rate was based on LIBOR and our leverage ratio was such that pricing for borrowings under the Amended Credit Facility was LIBOR plus 1.0%. On December 31, 2022, the Term Loan Facility interest rate was 5.39%, computed as LIBOR of 4.39% plus interest margin of 1.0%.

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

We may prepay borrowings under the Amended Credit Facility revolving loan without penalty (subject to certain conditions and certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Once reduced or cancelled, the Revolving Credit Facility may not be increased or reinstated without the prior written consent of all lenders. During the twelve months ended December 31, 2022, the Company made $63.0 million in optional prepayments on its Term Loan Facility in addition to $20 million in mandatory payments.

As of December 31, 2021, $6.7 million, representing $7.0 million outstanding loan amount under the Amended Credit Facility, net of $0.3 million unamortized debt issuance costs, is presented in the Current liabilities section of the Company’s consolidated balance sheet as “Current maturities of long-term debt”. On January 31, 2023, the Company repaid the remaining $7.0 million outstanding under the Term Loan Facility.

On February 1, 2023, the Company entered into the Fifth Amended Credit Facility with Wells Fargo Bank, N.A., which amended and restated the Amended Credit Facility. For further discussion, see Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements, Note 13.

We believe that the expected cash flows from operating activities and the $69.4 million available under our Amended Credit Facility as of December 31, 2022 will be sufficient to support our current operations, meet our debt obligations and fulfill our capital expenditure plans for the twelve months from the filing of Form 10-K for the year ended December 31, 2022; however, we are surrounded by uncertainty about financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed the Company’s borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

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

Reference Rate Reform: In March 2020, the FASB issued temporary accounting guidance to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The guidance contains optional expedients and exceptions that apply to accounting for contract modifications, hedging relationships, and other transactions affected by reference rate reform. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022, and may be applied from the beginning of an interim period or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. In the first quarter of 2022, the FASB voted to extend the transition date under ASC 848 from December 31, 2022, to December 31, 2024. The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Our current primary market risk exposure is interest rate risk relating to the impact of interest rate movements under our Amended Credit Facility. As of December 31, 2022, we had $7 million of outstanding debt under our Amended Credit Facility which bears interest at variable rates. A hypothetical 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility on December 31, 2022 would result in an increase in our annual interest cost of approximately $0.1 million.

We do not have any cash or cash equivalents as of December 31, 2022 which are subject to market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Monarch Casino & Resort, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

February 28, 2023

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except shares and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Casino	$270,756	$233,413	$111,550
Food and beverage	117,156	91,080	43,162
Hotel	71,179	54,374	20,133
Other	18,779	16,510	9,568
Net revenues	477,870	395,377	184,413

Operating expenses
Casino	95,076	75,258	34,020
Food and beverage	88,440	72,684	36,123
Hotel	25,508	22,106	10,104
Other	9,254	7,668	4,465
Selling, general and administrative	97,602	84,427	60,395
Depreciation and amortization	43,433	38,428	17,324
Other operating items, net	7,115	4,929	6,711
Total operating expenses	366,428	305,500	169,142
Income from operations	111,442	89,877	15,271

Other expense
Interest expense, net of amounts capitalized	(2,420)	(4,506)	(273)

Income before income taxes	109,022	85,371	14,998
Provision for income taxes	(21,543)	(16,883)	8,680
Net income	$87,479	$68,488	$23,678

Earnings per share of common stock
Net income
Basic	$4.60	$3.68	$1.30
Diluted	$4.47	$3.53	$1.25

Weighted average number of common shares and potential common shares outstanding
Basic	18,996	18,617	18,218
Diluted	19,578	19,427	18,877

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$38,779	$33,526
Receivables, net	9,566	8,881
Income taxes receivable	24,989	26,946
Inventories	7,558	7,159
Prepaid expenses	8,537	7,552
Total current assets	89,429	84,064
Property and equipment, net	578,050	580,807
Goodwill	25,111	25,111
Intangible assets, net	352	477
Total assets	$692,942	$690,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt, net	$6,693	$20,000
Accounts payable	14,418	18,575
Construction accounts payable	49,957	58,891
Accrued expenses	46,037	42,967
Short-term lease liability	639	745
Total current liabilities	117,744	141,178
Deferred income taxes	23,016	19,617
Long-term lease liability	13,228	13,498
Long-term debt, net	—	68,152
Total liabilities	153,988	242,445
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,300 shares issued; 19,093,676 outstanding at December 31, 2022; 18,764,540 outstanding at December 31, 2021	191	191
Additional paid-in capital	40,716	41,426
Treasury stock, 2,624 shares at December 31, 2022; 331,760 shares at December 31, 2021	(170)	(4,341)
Retained earnings	498,217	410,738
Total stockholders’ equity	538,954	448,014
Total liabilities and stockholders’ equity	$692,942	$690,459

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2019	18,141,383	$191	$35,215	$318,572	$(12,777)	$341,201
Exercise of stock options, net	284,747	—	(4,650)	—	3,905	(745)
Stock-based compensation expense	—	—	3,855	—	—	3,855
Capital contribution	—	—	78	—	—	78
Net income	—	—	—	23,678	—	23,678
Balance, December 31, 2020	18,426,130	$191	$34,498	$342,250	$(8,872)	$368,067
Exercise of stock options, net	338,410	—	2,868	—	4,531	7,399
Stock-based compensation expense	—	—	4,060	—	—	4,060
Net income	—	—	—	68,488	—	68,488
Balance, December 31, 2021	18,764,540	$191	$41,426	$410,738	$(4,341)	$448,014
Exercise of stock options, net	406,641	—	(7,714)	—	10,370	2,656
Restricted stock granted	22,495	—	1,909	—	301	2,210
Purchase of company common stock	(100,000)	—	—	—	(6,500)	(6,500)
Stock-based compensation expense	—	—	5,095	—	—	5,095
Net income	—	—	—	87,479	—	87,479
Balance, December 31, 2022	19,093,676	$191	$40,716	$498,217	$(170)	$538,954

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$87,479	$68,488	23,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,433	38,428	17,324
Amortization of deferred loan costs	1,541	990	764
Stock-based compensation	5,095	4,060	3,855
Stock-based compensation - restricted stock	80	—	—
Provision for bad debts	155	245	159
(Gain) loss on disposition of assets	(69)	136	63
Write off of unamortized debt issuance costs	—	—	95
Non-cash operating lease expense	9	(16)	(1)
Deferred income taxes	3,399	6,527	15,774
Changes in operating assets and liabilities:
Receivables	(840)	(5,390)	1,563
Income taxes receivable	1,957	(2,052)	(24,709)
Inventories	(399)	664	(1,088)
Prepaid expenses	(985)	841	(1,247)
Accounts payable	(4,157)	6,920	(5,382)
Accrued expenses	3,070	8,262	596
Net cash provided by operating activities	139,768	128,103	31,444
Cash flows from investing activities:
Proceeds from sale of assets	440	22	31
Change in construction accounts payable	(8,934)	9,120	42,243
Acquisition of property and equipment	(39,477)	(46,928)	(88,667)
Net cash used in investing activities	(47,971)	(37,786)	(46,393)
Cash flows from financing activities:
Payroll taxes from net exercise of stock options	(6,885)	(730)	(4,428)
Proceeds from exercise of stock options	9,841	8,129	3,760
Line-of-credit borrowings	3,000	—	—
Line-of-credit payments	(3,000)	—	—
Long-term debt borrowings	—	—	10,813
Principal payments on long-term debt	(83,000)	(92,500)	(24,563)
Loan issuance cost	—	—	(2,862)
Purchase of company common stock	(6,500)	—	—
Net cash used in financing activities	(86,544)	(85,101)	(17,280)

Change in cash and cash equivalents	5,253	5,216	(32,229)
Cash and cash equivalents at beginning of period	33,526	28,310	60,539
Cash and cash equivalents at end of period	$38,779	$33,526	$28,310

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$1,450	$3,069	$380
Cash paid for income taxes	$15,620	$12,410	$—
Conversion of long-term deposit to short term deposit	$—	$—	$908

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

Property and Equipment

Property and Equipment, net consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Land	$32,977	$32,986
Land improvements	10,939	9,898
Buildings	475,956	474,571
Building improvements	75,858	55,432
Furniture and equipment	249,045	235,233
Construction in progress	7,229	8,211
Right of use assets	13,861	14,246
Leasehold improvements	4,244	3,848
	870,109	834,425
Less accumulated depreciation and amortization	(292,059)	(253,618)
Property and equipment, net	$578,050	$580,807

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

The Company recorded $43.3 million, $37.9 million and $16.1 million depreciation expense for the years ended December 31, 2022, 2021 and 2020, respectively.

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

For assets to be held and used, the Company reviews fixed assets for impairment indicators at the end of the fiscal year and whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparable, when available. For the years ended December 31, 2022, 2021 and 2020, there were no impairment charges.

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

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations in April 2012. As of December 31, 2022, we had goodwill totaling $25.1 million related to the purchase of Monarch Casino Resort Spa Black Hawk, Inc.

The Company performed its annual goodwill impairment assessment. Based on the impairment assessment, we do not believe that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Accordingly, the two-step impairment test is not necessary.

Capitalized Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s average borrowing cost. Interest capitalization is ceased when the project is substantially complete. The Company had not capitalized any interest in 2022 and 2021. The Company capitalized $6.8 million during the year ended December 31, 2020. Capitalized interest of $16.5 million, related to the Monarch Black Hawk expansion project, was allocated to the fixed assets placed in service at the project completion date in the fourth quarter of 2020 and is being amortized over the respective assets’ recovery period.

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

As of December 31, 2022, debt issuance costs, net of amortization, were $0.3 million.

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

As of December 31, 2022, and 2021, the Company had estimated the obligations related to the players’ club program at $8.0 million and $9.4 million, respectively, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheets.

Food and Beverage, Hotel and Other (retail) Revenues: Food and Beverage, Hotel and Other Revenues in general are recognized when products are delivered or services are performed. The Company recognizes revenue related to the products and services associated with the players points’ redemptions at the time products are delivered or services are performed, with corresponding reduction in the deferred revenue, at SSP. Other complimentaries in conjunction with the gaming and other business are also valued at SSP. Hotel revenue is presented net of rebates and commissions provided directly to the convention groups. The cost of providing these complimentary goods and services is included as expenses within their respective categories.

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as casino expense in the accompanying Consolidated Statements of Income. These taxes totaled $58.5 million, $45.5 million and $17.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense, which is included in selling, general and administrative expense, was $9.1 million, $9.3 million and $4.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Other Operating items, net

Other operating items, net, in general consist of miscellaneous operating charges. For the year ended December 31, 2022, Other operating items, net, was $7.1 million and included: $7.3 million in professional service fees relating to our construction litigation, offset by $0.1 million of gain on disposed assets and $0.1 million of insurance claims proceeds. For the year ended December 31, 2021, Other operating items, net, was $4.9 million and included: $5.1 million in professional service fees relating to our construction litigation; $0.1 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations; and $0.1 million loss on disposal of assets, offset by $0.3 million of litigation proceeds and $0.1 million of insurance claims proceeds. For the year ended December 31, 2020, Other operating items, net, was $6.7 million and included: $2.8 million in pre-opening expenses relating to the Monarch Black Hawk Expansion project; $1.6 million in professional service fees relating to our construction litigation; $1.4 million in Colorado legislation lobbying expenses; $0.7 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations; and $0.2 million in unamortized debt issuance cost write off and loss on disposal of assets.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Years ended December 31,
	2022		2021		2020
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount

Basic	18,996	$4.60	18,617	$3.68	18,218	$1.30
Effect of dilutive stock options	582	(0.13)	810	(0.15)	659	(0.05)
Diluted	19,578	$4.47	19,427	$3.53	18,877	$1.25

The following table represents weighted average number of shares that are antidilutive because the weighted average assumed proceeds per share are greater than the options’ exercise prices:

	Years ended December 31,
	2022			2021			2020
Weighted Average Options to purchase shares of common shares	555,639			274,741			1,086,244
Weighted Average Proceeds per Share	$70.47	-	$121.40	$76.84	-	$102.01	$43.09	-	$85.68
Expiration dates (month/year)	12/2030-12/2032			12/2030-12/2031			11/2027-12/2030

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

As of December 31, 2022, and 2021, the Company has recorded a reserve of $0.1 million and $0.2 million, respectively, for gaming and non-gaming receivables.

The Company believes it is not exposed to any significant credit risk on cash and accounts receivable.

Impact of Recently Issued Accounting Standards

Reference Rate Reform: In March 2020, the FASB issued temporary accounting guidance to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The guidance contains optional expedients and exceptions that apply to accounting for contract modifications, hedging relationships, and other transactions affected by reference rate reform. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022, and may be applied from the beginning of an interim period or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. In the first quarter of 2022, the FASB voted to extend the transition date under ASC 848 from December 31,2022, to December 31, 2024. The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.

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

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 31,
	2022	2021
Casino	$6,098	$4,291
Hotel	1,238	1,339
Other	2,315	3,433
	9,651	9,063
Less allowance for doubtful accounts	(85)	(182)
	$9,566	$8,881

The Company calculates an allowance for doubtful accounts to the accounts receivable balance by applying a percentage, estimated by management based on historical aging experience, current economic conditions and management’s expectations of future economic conditions. The Company recorded bad debt expense of $155 thousand, $245 thousand and $159 thousand in 2022, 2021 and 2020, respectively.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $25.1 million at December 31, 2022 and 2021. The Company’s goodwill is related to the acquisition of the Black Hawk property in 2012.

The Company’s finite-lived intangible assets at December 31, 2022 consist of assets related to a cloud computing arrangement related to a hotel management system that is being amortized over 5 years.

Estimated amortization expenses for the years ending December 31, 2023 through 2025 are as follows (in thousands):

Year	Expense
2023	$124
2024	124
2025	104
Total	$352

In 2022 and 2021, we recognized amortization expense of $0.1 million and $0.5 million, respectively, and in 2020, we recognized amortization expense of $1.2 million. All finite-lived intangible assets related to the acquisition of the Black Hawk property were fully amortized in 2021.

The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

NOTE 4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accrued salaries, wages and related benefits	$13,525	$12,716
Progressive slot machine and other gaming accruals	19,339	18,577
Accrued gaming taxes	5,805	5,226
Other accrued liabilities	7,368	6,448
	$46,037	$42,967

NOTE 5. ACCOUNTING FOR LEASES

In conformity with ASU No. 2016-02, “Leases (Topic 842), (“ASC 842”)” leases with durations greater than twelve months are recognized on the balance sheet.

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

As of December 31, 2022, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (both as defined and discussed in NOTE 12. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The table below presents information related to the lease costs for operating leases during 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021	2020
Short-term lease costs	$287	$382	$451
Long-term lease costs	1,405	1,432	1,444
Total lease costs	$1,692	$1,814	$1,895

When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of its leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. Upon adoption of the new lease standard, incremental borrowing rates used for existing leases were established using the rates in effect as of the lease inception or modification date. The weighted-average incremental borrowing rate of the leases presented in the lease liability as of December 31, 2022 and 2021 was 4.33% and 4.34%, respectively.

The weighted-average remaining lease term of the leases presented in the lease liability as of December 31, 2022 and 2021 was 19.4 and 20.4 years, respectively.

Following is the undiscounted cash flow for the next five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands):

Operating
Leases
Year ending December 31,
2023	$1,219
2024	1,229
2025	1,152
2026	1,072
2027	1,072
Thereafter	14,796
Total minimum lease payments	20,540
Less: amount of lease payment representing interest	(6,673)
Present value of future minimum payments	13,867
Less: current obligations under leases	(639)
Long-term lease obligations	$13,228

Cash paid related to the operating leases presented in the lease liability for the twelve months ended December 31, 2022, 2021 and 2020 were $1.4 million, $1.5 million and $1.4 million, respectively.

In addition, we lease gaming equipment and had paid $2.5 million in each of the years ended December 31, 2022 and 2021 and $1.2 million in the year ended December 31, 2020. The lease cost is included in the operating expenses.

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

The maturity date of the Amended Credit Facility is September 3, 2023. The Amended Credit Facility consists of: a $200 million term loan (“Term Loan Facility”) and a $70 million revolving credit facility (“Revolving Credit Facility”), together with an option to increase the Revolving Credit Facility by up to an additional $75 million.

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

As of December 31, 2022, the Company had an outstanding principal balance of $7 million under the Term Loan Facility, a $0.6 million letter of credit and no borrowings under the Revolving Credit Facility; $69.4 million remained available for borrowing.

Borrowings under the Amended Credit Facility are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of December 31, 2022, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 4.0:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.15:1. As of December 31, 2022, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.04:1 and 4.4:1.

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

At December 31, 2022, the Term Loan interest rate was 5.39%, or LIBOR plus interest margin of 1.00%.

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

The Company may prepay borrowings under the Amended Credit Facility revolving loan without penalty (subject to certain conditions and certain charges applicable to the prepayment of LIBOR borrowings prior to the end of the applicable interest period). Once reduced or cancelled, the Revolving Credit Facility may not be increased or reinstated without the prior written consent of all lenders. During the twelve months ended December 31, 2022, the Company made $63.0 million in optional prepayments on its Term Loan Facility in addition to $20 million in mandatory payments.

As of December 31, 2022, $6.7 million, representing $7.0 million outstanding loan amount under the Amended Credit Facility, net of $0.3 million unamortized debt issuance costs, is presented in the Current liabilities section of the Company’s consolidated balance sheet as “Current maturities of long-term debt”. On January 31, 2023, the Company repaid the remaining $7.0 million outstanding under the Term Loan Facility.

On February 1, 2023, the Company entered into the Fifth Amended Credit Facility with Wells Fargo Bank, N.A., which amended and restated the Amended Credit Facility. For further discussion, see Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements, Note 13.

NOTE 7. TAXES

Income Taxes

The Company’s income tax provision (benefit) consists of the following (in thousands):

	Years ended December 31,
	2022	2021	2020
Federal	$16,379	$10,091	$(24,576)
State	1,765	265	123
Current tax provision (benefit)	18,144	10,356	(24,453)
Federal	3,009	4,836	15,096
State	390	1,691	677
Deferred tax provision (benefit)	3,399	6,527	15,773
Total tax provision (benefit)	$21,543	$16,883	$(8,680)

In conformity with the ASC Topic 718, Compensation-Stock Compensation: Improvements to Employee Share-based Payment Accounting (ASU 2016-09), all excess tax benefits and deficiencies are recognized as income tax expense (income tax benefit) in the Company’s Consolidated Statement of Income. This may result in increased volatility in the Company’s effective tax rate.

The income tax provision differs from that computed at the federal statutory rate as follows:

	Years ended December 31,
	2022	2021	2020
Federal tax at the statutory rate	21.00%	21.00%	21.00%
State tax (net of federal benefit)	1.58%	1.47%	1.11%
Permanent items	1.47%	0.38%	3.52%
Tax credits	(0.36)%	(0.25)%	(2.82)%
Excess tax benefits on stock-based compensation	(4.31)%	(3.14)%	(17.89)%
Impact of CARES Act	—%	—%	(65.55)%
Change in Tax Rate and Apportionment	(0.02)%	0.34%	4.31%
Other	0.40%	(0.02)%	(1.56)%
	19.76%	19.78%	(57.88)%

In 2022 and 2021, the effective tax rate is below the statutory rates due primarily to excess tax benefits on stock compensation. The negative effective tax rate in 2020 is a result of the CARES Act granting the ability to carry back the net operating loss generated as a result of recognizing accelerated tax depreciation of some assets put in service in 2020 back to prior years with higher income tax rates, and the increase in excess tax benefits on stock-based compensation. In 2020, the Company completed and opened to the public a substantial part of the new hotel and casino expansion project at Monarch Black Hawk. This decrease was partially offset by the increase in nondeductible “permanent items” which consisted primarily of the $1.4 million in Colorado legislation lobbying expenses.

In 2022, 2021 and 2020, the Company recorded against the tax expense $4.7 million, $2.7 million and $2.7 million tax benefit for employee stock-based compensation, respectively.

The components of the deferred income tax assets and liabilities at December 31, 2022 and 2021, as presented in the consolidated balance sheets, are as follows (in thousands):

	2022	2021
DEFERRED TAX ASSETS
Stock-based compensation	$2,613	$3,231
Compensation and benefits	817	751
Accrued expenses	472	288
Right of use lease liability	3,247	3,350
Federal deduction on state taxes	410	155
Bad debt reserves	13	16
Other reserves	67	40
NOLs & credit carry-forwards	636	1,014
Deferred income tax asset	$8,275	$8,845
DEFERRED TAX LIABILITIES
Prepaid expenses	$(1,811)	$(1,547)
Fixed assets and depreciation	(26,173)	(23,504)
Right of use asset	(3,249)	(3,351)
Base stock	(58)	(60)
Deferred income tax liability	$(31,291)	$(28,462)

NET DEFERRED INCOME TAX (LIABILITY) ASSET	$(23,016)	$(19,617)

As of December 31, 2022, the Company has general business credit (“GBC”) carryforwards of $0.1 million and state net operating loss (“NOL”) carryforwards of $12.6 million. The Company has utilized all federal NOL carryforwards. The federal GBC carryforwards expire in 2031 through 2032. The state NOL carryforwards expire in 2030 through 2040.

The state NOL of $12.6 million and federal GBC carryforwards of $0.1 million, acquired as part of the Monarch Black Hawk acquisition, are subject to Internal Revenue Code change of ownership limitations. Accordingly, future utilization of the carryforwards is subject to an annual base limitation of $1.25 million that can be applied against future taxable income.

The Company acquired NOLs of Monarch Black Hawk generated in tax years 2000 through 2012. The statute of limitation for assessment for these NOL years is determined by reference to the year the NOL is used to reduce taxable income. Consequently, the separate returns that included Monarch Black Hawk for 2002 through 2012 remain subject to examination by taxing authorities. The Company’s income tax returns from 2019 forward are subject to examination by the taxing authorities.

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

No uncertain tax positions were recorded as of December 31, 2022, 2021 and 2020. No change in uncertain tax positions is anticipated over the next twelve months.

No interest expense or penalties for uncertain tax positions were recorded for years ended December 31, 2022, 2021 and 2020.

NOTE 8. BENEFIT PLANS

Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 100% of their pre-tax compensation, but not more than the statutory limits. The Company’s matching contributions were approximately $770 thousand, $611 thousand, and $423 thousand for years ended December 31, 2022, 2021 and 2020, respectively.

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

The maximum aggregate number of shares which may be issued pursuant to all awards under the 2014 Plan, and the Amendment No. 1 and Amendment No. 2 to the 2014 Plan includes 3,400,000 new shares plus the shares available for grant or subject to outstanding awards under the Predecessor Plans. The share reserve as of December 31, 2022 is 776,977. By its terms, the 2014 Plan will expire in May 2024 after which no options may be granted unless the 2014 Plan is amended or replaced.

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

A summary of the stock option activity as of and for the year ended December 31, 2022 is presented below:

		Weighted Average
			Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Stock Options	Shares	Price	Term		Value
Stock Option Shares outstanding at beginning of period	1,999,699	$42.05	—		—
Stock Option Shares granted	319,286	70.58	—		—
Stock Option Shares exercised	(612,952)	30.75	—		—
Stock Option Shares forfeited	(116,663)	55.68	—		—
Stock Option Shares expired	—	—	—		—
Stock Option Shares outstanding at end of period	1,589,370	51.12	7.0	yrs.	$41,253,691
Stock Option Shares exercisable at end of period	681,377	$33.74	4.7	yrs.	$29,400,864

A summary of the status of the Company’s nonvested stock option shares as of, and for the year ended, December 31, 2022 is presented below:

		Weighted-Average
		Grant Date Fair
Nonvested Stock Option Shares	Shares	Value
Nonvested at January 1, 2022	971,324	$19.62
Granted	319,286	31.86
Vested	(265,954)	12.98
Forfeited	(116,663)	19.89
Nonvested at December 31, 2022	907,993	$25.75

Expense Measurement and Recognition

The Company recognizes stock-based compensation for all current stock option award grants and for the unvested portion of previous stock option award grants based on grant date fair values. Unrecognized costs related to all stock option awards outstanding at December 31, 2022 totaled approximately $17.6 million and is expected to be recognized over a weighted average period of 2.7 years.

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

	Year ended December 31,
	2022	2021	2020
Weighted average expected volatility for options granted	48.54%	45.72%	40.87%
Expected life (in years)
Directors’ plan	4.15	3.90	3.26
Executives plan	5.63	5.38	5.22
Employees plan	4.22	4.20	4.13
Weighted average risk-free rate	3.62%	0.93%	0.48%

Weighted average grant date fair value per share of options granted	$31.86	$26.37	$17.33
Total fair value of shares vested	$3,452	$5,389	$3,852
Total intrinsic value of options exercised	$28,156	$16,028	$15,258
Cash received for all stock option exercises	$18,846	$10,435	$7,813
Tax benefit realized from stock awards exercised	$5,913	$3,366	$3,204

The risk-free interest rate is based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options and expected volatility are based on Company’s historical data.

Reported stock-based compensation expense was classified as follows (in thousands) and it is included in the Operating expenses in the Consolidated Statement of Income:

	For the Year ended December 31,
	2022	2021	2020
Casino	$273	$236	$168
Food and beverage	142	125	(26)
Hotel	214	191	127
Selling, general and administrative	4,466	3,508	3,586
Total stock-based compensation, before taxes	5,095	4,060	3,855
Tax benefit	(1,070)	(853)	(810)
Total stock-based compensation, net of tax	$4,025	$3,207	$3,045

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

On January 19, 2022, under the authority of the Repurchase Plan, the Company purchased 100,000 shares for $6.5 million in a privately negotiated transaction. As of December 31, 2022, we have an authorization to purchase up to 2,900,000 shares under the Repurchase Plan.

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

Legal dispute: On August 30, 2019, PCL Construction Services, Inc. (“PCL”) filed a complaint in District Court, City and County of Denver, Colorado, against the Company and its Colorado subsidiaries, in connection with the Company’s expansion plans for Monarch Casino Resort Spa Black Hawk. The complaint alleges, among other things, that the defendants breached the construction contract with PCL and certain implied warranties. On December 5, 2019, the Company filed its answer and counterclaim, which alleges, among other items, that PCL breached the construction contract, duties of good faith and fair dealing, and implied and express warranties, made fraudulent or negligent misrepresentations on which the Company and its Colorado subsidiaries relied, and included claims for monetary damages as well as equitable and declaratory relief.

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

On March 26, 2021, PCL filed a mechanics’ lien foreclosure action in District Court, County of Gilpin, Colorado, against the Company and its Colorado subsidiaries, in connection with the Company’s expansion plans for Monarch Casino Resort Spa Black Hawk. The complaint essentially mirrors the claims and allegations made by PCL in the lawsuit it previously filed in the City and County of Denver, Colorado, Case No. 2019CV33368, as described above. The new lawsuit includes an additional claim, however, for foreclosure of PCL’s purported mechanics’ lien against the property on which the Monarch Casino Resort Spa Black Hawk is situated (the “Property”). PCL also joined additional parties who may claim a purported lien against the Property, as defendants. Effective May 10, 2021, PCL filed its second amended complaint, joining more such parties as defendants. Many of the Company’s co-defendants have filed cross claims against Monarch for foreclosure of mechanics’ liens and related claims, including unjust enrichment.

Monarch filed its answer and counterclaims to PCL’s second amended complaint on July 15, 2021, but a trial of the matter has not been set. Monarch has also filed answers to all cross claims due to date, denying the claimants’ rights to relief.  Monarch anticipates filing further answers to additional cross claims, also denying the claimants’ rights to relief. The case remains stayed pending the outcome of Case No. 2019CV33368. We are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

On February 9, 2023, Monarch Growth, Inc., Monarch Casino & Resort, Inc. and Monarch Black Hawk, Inc. filed a complaint in District Court, City and County of Denver, Colorado, against PCL, in connection with the Company’s expansion plans for Monarch Casino Resort Spa Black Hawk. The complaint alleges, among other things, that PCL breached the construction contract, duties of good faith and fair dealing, and implied and express warranties, and includes claims for monetary damages as well as equitable and declaratory relief. The lawsuit was served on PCL, but PCL has not yet filed an answer or other response to Monarch’s complaint. Discovery has not begun, and we are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

The Company recognized $7.3 million, $5.1 million and $1.6 million in construction litigation expense relating to this lawsuit for the twelve months ended December 31, 2022, 2021 and 2020, respectively, which are included in Other operating items, net on the Consolidated Statements of Operations.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center, consisting of an approximate 46,000 square-foot commercial building on approximately 4.2 acres of land adjacent to the Atlantis. The Parking Lot Lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, comprised of a commercial building and surrounding land adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The Company demolished the building and converted the land into approximately 300 additional surface parking spaces for the Atlantis. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the Leased Property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. In 2022, the Company paid $748 thousand for rent and $29 thousand for operating expenses relating to this lease. In 2021, the Company paid $695 thousand for rent and $28 thousand for operating expenses relating to this lease. In 2020, the Company paid $695 thousand for rent and $27 thousand for operating expenses relating to this lease. The right of use asset and lease liability balances as of December 31, 2022, recognized in the Consolidated Balance Sheet, was $10.0 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. The annual rent for the each of the years 2022, 2021 and 2020 was $404 thousand. In addition, the Company paid $34 thousand, $34 thousand and $23 thousand, respectively, for operating expenses related to this lease. The right of use asset and lease liability balances as of December 31, 2022, recognized in the Consolidated Balance Sheet, was $3.5 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by Farahi Family Stockholders and paid $468 thousand, $194 thousand and $145 thousand for the years ended December 31, 2022, 2021 and 2020, respectively, for such leases.

NOTE 13. SUBSEQUENT EVENTS

Entry into a Material Definitive Agreement

On February 1, 2023, the Company entered into the Fifth Amended and Restated Credit Agreement with Wells Fargo Bank, N.A., as administrative agent (the “Fifth Amended Credit Facility”). The Fifth Amended Credit Facility increases the aggregate principal amount of the revolving line of credit from $70.0 million to $100.0 million, with an option to increase it by another $100.0 million within the first six months. The maturity date of the Fifth Amended Credit Facility is extended to January 1, 2025.

The interest rate under the Fifth Amended Credit Facility is SOFR (the Secured Overnight Financing Rate) plus a margin ranging from 1.00% to 1.50%, or a base rate (as defined in the Fifth Amended Credit Facility) plus a margin ranging from 0.00% to 0.50%. The applicable margins will vary depending on the Company’s leverage ratio. In addition, SOFR-based loans will incur a 0.10% credit adjustment spread due to the conversion from LIBOR to SOFR as the new benchmark rate.

The Fifth Amended Credit Facility includes customary covenants and events of default and encumbers substantially all of the Company’s real and personal property.

Dividends

On February 7, 2023, the Company announced that the Company’s Board of Directors has declared a one-time cash dividend (the “One-time Dividend”) of $5.00 per share of its outstanding common stock, par value $0.01 per share (“Common Stock”), to be paid to the stockholders of record of the Company on March 1, 2023 (the “Record Date”), payable on March 15, 2023 (the “Payment Date”).

In addition to the One-time Dividend, the Board of Directors has approved, commencing in the second quarter of 2023, payment of cash dividends of $1.20 per share annually, with such dividends to be paid in quarterly amounts. These dividends will be paid quarterly on the 15th day of the third month of the applicable calendar quarter (or, if such date is not a trading day, then the first trading day immediately thereafter such date) to those stockholders of record on the 1st day of the third month of the applicable calendar quarter (or, if such date is not a trading day, then the first trading day immediately thereafter such date).

The Company’s declaration of each dividend amount shall be subject to the Board’s review of the then-current financial statements of the Company, available acquisition opportunities and other prudent uses of the Company’s cash resources. As such, the Board of Directors may suspend the dividend program at any time and no assurances can be given that a quarterly dividend will be paid.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on such assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Monarch Casino & Resort, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Monarch Casino & Resort, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (2) of the Company and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

February 28, 2023

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission (“Commission”) in connection with the 2023 Annual Meeting of Stockholders to be held on May 22, 2023. We expect to file the Proxy Statement with the Commission not later than April 29, 2023.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2023 Annual Meeting of Stockholders to be held on May 22, 2023. We expect to file the Proxy Statement with the Commission not later than April 29, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Following is information related to our equity compensation plan.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding securities
	options	options	reflected in column (a))
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by security holders (F1)	1,589,370	$51.12	776,977
Equity compensation plans not approved by security holders	—	—	—
Total	1,589,370	$51.12	776,977

(F1) Includes the 1993 Directors’ Stock Option Plan and the 2014 Equity Incentive Plan.

Additional information required under this Item is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2023 Annual Meeting of Stockholders to be held on May 22, 2023. We expect to file the Proxy Statement with the Commission not later than April 29, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2023 Annual Meeting of Stockholders to be held on May 22, 2023. We expect to file the Proxy Statement with the Commission not later than April 29, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2023 Annual Meeting of Stockholders to be held on May 22, 2023. We expect to file Proxy Statement with the Commission not later than April 29, 2023.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements

Included in Part II, Item 8 of this report:

a) Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

b) Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020.

c) Consolidated Balance Sheets at December 31, 2022 and 2021.

d) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020.

e) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020.

f) Notes to Consolidated Financial Statements.

(a)(2). Financial Statements Schedules (in thousands)

Schedule II – Valuation of Qualifying Accounts

All other schedules are omitted because they are not applicable, not required or the required information is shown in the financial statements and notes thereto.

Schedule II. - VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at beginning of year	Charged to costs and expenses (F1)	Deductions (F1)	Other	Balance at end of year
2020
Allowance for doubtful accounts	$100	$159	$(148)	$—	$111
2021
Allowance for doubtful accounts	$111	$245	$(174)	$—	$182
2022
Allowance for doubtful accounts	$182	$155	$(252)	$—	$85

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

10.07+	2014 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File 0-22088) filed on May 23, 2014.

10.08+	2014 Equity Incentive Plan, as amended, is incorporated by reference to Appendix A to the Company’s Proxy Statement (SEC File 0-22088) filed on April 22, 2019.

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

10.16*

Fifth Amended and Restated Credit Agreement, dated as of February 1, 2023, among Monarch Casino & Resort, Inc., Golden Road Motor Inn, Inc., Monarch Growth Inc., and Monarch Black Hawk, Inc. as Borrowers, the Lenders named herein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender.

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

MONARCH CASINO & RESORT, INC.

(Registrant)

Date: February 28, 2023	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN FARAHI	Co-Chairman of the Board of Directors	February 28, 2023
John Farahi	Chief Executive Officer (Principal
Executive Officer) and Director

/S/ BOB FARAHI	Co-Chairman of the Board of Directors,	February 28, 2023
Bob Farahi	President, Secretary and Director

/S/ EDWIN S. KOENIG	Chief Accounting Officer (Principal	February 28, 2023
Edwin S. Koenig	Financial Officer and Principal Accounting Officer)

/S/ PAUL ANDREWS	Director	February 28, 2023
Paul Andrews

/S/ YVETTE E. LANDAU	Director	February 28, 2023
Yvette E. Landau

/S/ CRAIG F. SULLIVAN	Director	February 28, 2023
Craig F. Sullivan