Form 10-Q
period 2023-03-31
MONARCH CASINO & RESORT INC
filed 2023-05-08
CIK 907242

c

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,134,974 shares of common stock are outstanding as of May 1, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Revenues
Casino	$66,905	$62,831
Food and beverage	29,317	26,047
Hotel	15,471	15,192
Other	4,951	4,248
Net revenues	116,644	108,318

Operating expenses
Casino	25,252	22,367
Food and beverage	21,937	20,731
Hotel	6,390	5,773
Other	2,943	2,082
Selling, general and administrative	25,116	24,183
Depreciation and amortization	11,337	10,516
Other operating items, net	510	1,317
Total operating expenses	93,485	86,969
Income from operations	23,159	21,349

Other expense
Interest expense, net	(587)	(650)

Income before income taxes	22,572	20,699
Provision for income taxes	(4,902)	(2,581)
Net income	$17,670	$18,118

Earnings per share of common stock
Net income
Basic	$0.92	$0.96
Diluted	$0.90	$0.92

Weighted average number of common shares and potential common shares outstanding
Basic	19,215	18,868
Diluted	19,654	19,592

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,430	$38,779
Receivables, net	8,004	9,566
Income taxes receivable	—	24,989
Inventories	6,933	7,558
Prepaid expenses	7,650	8,537
Total current assets	57,017	89,429
Property and equipment, net	581,360	578,050
Goodwill	25,111	25,111
Intangible assets, net	321	352
Total assets	$663,809	$692,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt, net	$—	$6,693
Accounts payable	15,247	14,418
Construction accounts payable	49,543	49,957
Accrued expenses	44,235	46,037
Income taxes payable	3,651	—
Short-term lease liability	649	639
Total current liabilities	113,325	117,744
Deferred income taxes	23,016	23,016
Long-term lease liability	13,062	13,228
Long-term debt, net	51,000	—
Total liabilities	200,403	153,988
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,132,599 shares issued and 19,131,641 outstanding at March 31, 2023; 19,096,300 shares issued and 19,093,676 outstanding at December 31, 2022	191	191
Additional paid-in capital	42,998	40,716
Treasury stock, 958 shares at March 31, 2023; 2,624 shares at December 31, 2022	(62)	(170)
Retained earnings	420,279	498,217
Total stockholders’ equity	463,406	538,954
Total liabilities and stockholders’ equity	$663,809	$692,942

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares, Unaudited)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2023	19,093,676	$191	$40,716	$498,217	$(170)	$538,954
Exercise of stock options, net	37,965	—	808	—	108	916
Stock-based compensation expense	—	—	1,474	—	—	1,474
Dividend payment	—	—		(95,608)		(95,608)
Net income	—	—	—	17,670	—	17,670
Balance, March 31, 2023	19,131,641	$191	$42,998	$420,279	$(62)	$463,406

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2022	18,764,540	$191	$41,426	$410,738	$(4,341)	$448,014
Exercise of stock options, net	191,035	—	19	—	2,458	2,477
Restricted stock granted	19,549	—	1,658	—	262	1,920
Purchase of company common stock	(100,000)	—	—	—	(6,500)	(6,500)
Stock-based compensation expense	—	—	1,160	—	—	1,160
Net income	—	—	—	18,118	—	18,118
Balance, March 31, 2022	18,875,124	$191	$44,263	$428,856	$(8,121)	$465,189

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$17,670	$18,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,337	10,516
Amortization of deferred loan costs	307	359
Stock-based compensation	1,474	1,160
Stock-based compensation - restricted stock	—	50
Provision for bad debts	13	32
(Gain) loss on disposition of assets	—	(25)
Non-cash operating lease expense	5	(1)
Changes in operating assets and liabilities:
Receivables	1,549	1,362
Income taxes receivable/payable	28,640	2,581
Inventories	625	187
Prepaid expenses	887	521
Accounts payable	829	835
Accrued expenses	(1,802)	(257)
Net cash provided by operating activities	61,534	35,438
Cash flows from investing activities:
Proceeds from sale of assets	—	27
Change in construction accounts payable	(414)	(7,266)
Acquisition of property and equipment	(14,777)	(14,814)
Net cash used in investing activities	(15,191)	(22,053)
Cash flows from financing activities:
Payroll taxes from net exercise of stock options	(99)	(2,468)
Proceeds from exercise of stock options	1,015	5,206
Line-of-credit borrowings	61,000	—
Line-of-credit payments	(10,000)	—
Long-term debt borrowings	—	3,000
Principal payments on long-term debt	(7,000)	(13,000)
Payment of dividend	(95,608)	—
Purchase of company common stock	—	(6,500)
Net cash used in financing activities	(50,692)	(13,762)

Change in cash and cash equivalents	(4,349)	(377)
Cash and cash equivalents at beginning of period	38,779	33,526
Cash and cash equivalents at end of period	$34,430	$33,149

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$522	$293

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED MARCH 31, 2023

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

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation, consisting of normal recurring accruals, are reflected in the interim financial statements. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The balance sheet at December 31, 2022, has been derived from the audited consolidated financial statements of the Company at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

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

As of March 31, 2023, the Company has recorded a reserve of $0.1 million for gaming and non-gaming receivables.

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

Property and Equipment, net:

Property and equipment, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Land	$32,977	$32,977
Land improvements	10,939	10,939
Buildings	475,956	475,956
Building improvements	76,552	75,858
Furniture and equipment	250,111	249,045
Construction in progress	20,118	7,229
Right of use assets	13,700	13,861
Leasehold improvements	4,244	4,244
	884,597	870,109
Less accumulated depreciation and amortization	(303,237)	(292,059)
Property and equipment, net	$581,360	$578,050

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

For assets to be held and used, the Company reviews fixed assets for impairment indicators at the end of the fiscal year and whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparable, when available. For the three-month periods ended March 31, 2023 and 2022, respectively, there were no impairment charges.

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

As of March 31, 2023, we had goodwill totaling $25.1 million related to the purchase of Monarch Black Hawk, Inc.

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

As of March 31, 2023, the Company had estimated the obligations related to the players’ club program at $8.3 million, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheet.

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

For the three months ended March 31, 2023 and 2022, Other operating items, net, of $0.5 million and $1.3 million, respectively, represented professional service fees relating to our construction litigation.

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

As of March 31, 2023, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (each as defined and discussed in NOTE 5. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The weighted-average incremental borrowing rate of the leases presented in the lease liability as of March 31, 2023, was 4.33%. There were no new leases entered into in the first quarter of 2023.

The weighted-average remaining lease term of the leases presented in the lease liability as of March 31, 2023, was 19 years.

Cash paid related to the operating leases presented in the lease liability for each of the three months ended March 31, 2023 and 2022, was $0.3 million.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Casino	$153	$71
Food and beverage	40	48
Hotel	66	33
Selling, general and administrative	1,215	1,008
Total stock-based compensation, before taxes	1,474	1,160
Tax benefit	(310)	(244)
Total stock-based compensation, net of tax	$1,164	$916

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

	Three months ended March 31,
	2023		2022
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	19,215	$0.92	18,868	$0.96
Effect of dilutive stock options	439	(0.02)	724	(0.04)
Diluted	19,654	$0.90	19,592	$0.92

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the weighted assumed proceeds per share as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended March 31, 2023 and 2022, options for approximately 576 thousand and 506 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For each of the three-month periods ended March 31, 2023 and 2022, the Company paid $187 thousand in rent, plus $8 thousand and $7 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of March 31, 2023, recognized in the Consolidated Balance Sheet, was $9.9 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease agreement. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For each of the three-month periods ended March 31, 2023 and 2022, the Company paid $101 thousand in rent plus $12 thousand and $10 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of March 31, 2023, recognized in the Consolidated Balance Sheet, was $3.4 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders, and paid $132 thousand and $81 thousand, respectively, for the three-month periods ended March 31, 2023 and 2022, for such leases.

NOTE 6. LONG-TERM DEBT

On February 1, 2023, the Company entered into the Fifth Amended and Restated Credit Agreement with Wells Fargo Bank, N.A., as administrative agent. The Fifth Amended Credit Facility (the “Amended Credit Facility”) amends and restates the Company’s Fourth Amended and Restated Credit Agreement, which consisted of: a $200 million term loan and a $70 million revolving line of credit.

On February 1, 2023, there was no outstanding balance under the term loan of the Fourth Amended and Restated Credit Agreement. The Amended Credit Facility does not contain a term loan.

The Amended Credit Facility increases the aggregate principal amount of the revolving line of credit from $70 million to $100 million, with an option to increase it by another $100 million within the first six months. The maturity date of the Amended Credit Facility is January 1, 2025.

As of March 31, 2023, the Company had an outstanding principal balance of $51 million under the Amended Credit Facility.

In addition to other customary covenants for a facility of this nature, as of March 31, 2023, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 2.5:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1. As of March 31, 2023, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.3:1 and 6.7:1, respectively.

The interest rate under the Amended Credit Facility is SOFR (the Secured Overnight Financing Rate) plus a margin ranging from 1.00% to 1.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 0.50%. The applicable margins will vary depending on the Company’s leverage ratio. In addition, SOFR-based loans will incur a 0.10% credit adjustment spread due to the conversion from LIBOR to SOFR as the new benchmark rate. As of March 31, 2023, the interest rate was 5.91%, or SOFR plus a 1.00% margin.

The Company’s obligations under the Amended Credit Facility are secured by substantially all of the Company’s assets.

NOTE 7. TAXES

For the three months ended March 31, 2023 and 2022, the Company’s effective tax rate was 21.7% and 12.5%, respectively. The effective tax rate for the three months ended March 31, 2023 and 2022 was impacted by excess tax benefit on stock option exercises.

Deferred tax assets were evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.

No uncertain tax positions were recorded as of March 31, 2023 and 2022. No change in uncertain tax positions is anticipated over the next twelve months.

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

As of March 31, 2023, we have an authorization to purchase up to 2,900,000 shares under the Repurchase Plan.

NOTE 9. LEGAL MATTERS

On August 30, 2019, PCL Construction Services, Inc. (“PCL”) filed a complaint in District Court, City and County of Denver, Colorado, against the Company and its Colorado subsidiaries, in connection with the Company’s now completed expansion of the Monarch Casino Resort Spa Black Hawk. The complaint alleges, among other things, that the defendants breached the construction contract with PCL and certain implied warranties. On December 5, 2019, the Company filed its answer and counterclaim, which alleges, among other items, that PCL breached the construction contract, duties of good faith and fair dealing, and implied and express warranties, made fraudulent or negligent misrepresentations on which the Company and its Colorado subsidiaries relied, and included claims for monetary damages as well as equitable and declaratory relief.

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

On March 26, 2021, PCL filed a mechanics’ lien foreclosure action in District Court, County of Gilpin, Colorado, against the Company and its Colorado subsidiaries, in connection with the Company’s now completed expansion of the Monarch Casino Resort Spa Black Hawk. The complaint essentially mirrors the claims and allegations made by PCL in the lawsuit it previously filed in the City and County of Denver, Colorado, Case No. 2019CV33368, as described above. The lawsuit filed on March 26, 2021 includes an additional claim, however, for foreclosure of PCL’s purported mechanics’ lien against the property on which the Monarch Casino Resort Spa Black Hawk is situated (the “Property”). PCL also joined additional parties who may claim a purported lien against the Property, as defendants. Effective May 10, 2021, PCL filed its second amended complaint, joining more such parties as defendants. Many of the Company’s co-defendants have filed cross claims against Monarch for foreclosure of mechanics’ liens and related claims, including unjust enrichment.

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

On February 9, 2023, Monarch Growth, Inc., Monarch Casino & Resort, Inc. and Monarch Black Hawk, Inc. filed a complaint in District Court, City and County of Denver, Colorado, against PCL, in connection with the Company’s now completed expansion of the Monarch Casino Resort Spa Black Hawk. The complaint alleges, among other things, that PCL breached the construction contract, duties of good faith and fair dealing, and implied and express warranties, and includes claims for monetary damages as well as equitable and declaratory relief. The lawsuit was served on PCL, but PCL has not yet filed an answer or other response to Monarch’s complaint. On April 18, 2023, at the parties’ joint request, the Court ordered the matter stayed for ninety days from date of the stay order until July 17, 2023. We are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

The Company recognized $0.5 million and $1.3 million in construction litigation expense relating to these lawsuits for the three months ended March 31, 2023 and 2022, respectively, which is included in Other operating items, net on the Consolidated Statements of Income.

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

On April 19, 2023, the Company announced a cash dividend of $0.30 per share of its outstanding common stock, payable on June 15, 2023, to stockholders of record on June 1, 2023. This cash dividend is part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our,” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “will,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” or “we cannot assure you,” “although no assurance can be given.” Examples of forward-looking statements include, among others, statements we make regarding: (i) the impact of COVID-19, including any recent spikes in cases or any spread of new variants, and any other contagious diseases or viruses on our revenues, cash flows, liquidity, construction projects, results of operations and financial condition; (ii) our beliefs regarding the sufficiency of our cash and other financial resources; (iii) our belief regarding the exposure of our cash and accounts receivable to credit risk; (iv) our beliefs regarding the quality of our work product and guest service and our ability to capture additional market share in the high-end segment of the market; (v) our beliefs regarding the quality of our properties as key factors in Monarch's long-term success; (vi) our expectations and beliefs concerning the completed expansion of the Monarch Black Hawk (the "Monarch Black Hawk Expansion"); (vii) our expectations and intentions regarding the expenses, defenses and outcomes of the lawsuits filed by the construction project general contractor against us and our counterclaims and separate lawsuit against the contractor; (viii) our expectations regarding our business prospects, strategies, estimates and outlook; (ix) our expectations regarding the positioning of our properties to benefit from future macro and local economic growth; (x) our expectations regarding future capital requirements; (xi) our anticipated sources of funds and adequacy of such funds to meet our debt obligations and capital requirements; and (xii) our expectations regarding legal and other matters.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	adverse impacts of COVID-19, its variants any other contagious diseases or viruses on our business, financial condition, operating results, access to capital markets, and on short-term and long-term travel, leisure and discretionary spending habits and practices of our guests;
●	actions by government officials at the federal, state or local level, including, without limitation, temporary or extended shutdowns, travel restrictions, social distancing, shelter-in-place orders, and mask mandates in connection with COVID-19 or any other contagious diseases or viruse;
●	our ability to maintain strong relationships with our regulators, employees, lenders, suppliers, insurance carriers, customers and other stakeholders;
●	impact of any uninsured losses;
●	the adverse impact of cancellations and/or postponements of hotel stays and convention and trade shows on our business, market position, growth, financial condition and operating results;
●	a delay in or failure of the changes in guest visitation, entertainment choices and spending patterns, including a decrease in overall long-term demand;
●	potentially uninsurable liability exposure to customers and staff should they become (or allege that they have become) infected with COVID-19 or any other contagious disease or virus while at one of our resorts;
●	unwillingness of employees to report to work due to the adverse effects of COVID-19 or any other contagious diseases or viruses, or to otherwise conduct work under any revised work environment protocols;
●	unwillingness of our employees to obtain the COVID-19 vaccination or any boosters;

●	the potential of increases in state and federal taxation to address budgetary and other impacts of COVID-19;
●	our ability to successfully implement our business and growth strategies;
●	our ability to realize the anticipated benefits of our expansion and renovation projects, including the Monarch Black Hawk Expansion;
●	our ongoing disputes over costs of and responsibility for delays, construction defects and other construction related matters with our Monarch Black Hawk general contractor, PCL Construction Services, Inc. (“PCL”), including, as previously reported, the litigations against us by such contractor and our filing of affirmative defenses, extensive counterclaims and a separate lawsuit against PCL;
●	our potential need to post bonds or other forms of surety to support our legal remedies;
●	risks related to pending litigation, which is costly and time-consuming to defend, and if decided against us, could require us to pay substantial judgments or settlements. We cannot predict with certainty the outcomes of such legal proceedings, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur;
●	our ability to generate sufficient operating cash flow to service our debt obligations and working capital needs and to help finance our expansion plans;
●	our ability to effectively manage expenses to optimize our margins and operating results;
●	our ability to effectively manage increased expenses from inflationary pressures, including wage inflation;
●	our ability to effectively manage the impacts of temporary or other supply chain interruptions;
●	our ability to successfully complete potential acquisitions and investments;
●	access to capital and credit, including our ability to finance future business requirements;
●	adverse trends in the gaming industry;
●	changes in patron demographics;
●	risks related to record heat conditions, drought conditions and fires in the Western United States;
●	risks related to possible flooding due to snow melt from the heavier than average snowfall in the Western United States;
●	general market and economic conditions, including but not limited to, the effects of local and national economic, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;
●	the impact of rising interest rates and our ability to refinance debt as it matures at commercially reasonable rates or at all;
●	our dependence on two resorts;
●	ability of large stockholders to influence our affairs;
●	our dependence on key personnel;
●	the availability of adequate levels of insurance;
●	changes in federal, state, and local laws and regulations, including environmental and gaming licenses or legislation and regulations, and laws and regulations permitting expanded and other forms of gaming in our key markets;
●	ability to obtain and maintain gaming and other governmental licenses and regulatory approvals;
●	any violations by us of the anti-money laundering laws;
●	cybersecurity risks, including misappropriation of customer information or other breaches of information security;
●	disruptions or reductions in travel and our operations due to natural disasters, severe weather, terrorist activity, pandemics, epidemics or outbreaks of infectious or contagious diseases, political instability, civil unrest and similar events;
●	our competitive environment, including increased competition in our target market areas;
●	increases in the effective rate of taxation at any of our properties or at the corporate level;
●	our ability to successfully estimate the impact of accounting, tax and legal matters;
●	the impact of the events occurring in Eastern Europe and the conflict taking place in Ukraine; and
●	risks, uncertainties and other factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K”), and our other filings with the Securities and Exchange Commission.

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

Monarch Black Hawk: Monarch Black Hawk is the first property encountered by visitors arriving from Denver and other major population centers via Colorado State Highway 119. The Denver metro economy remains strong with higher than the national average per capita personal income. At the beginning of 2022, we completed the master planned renovation and expansion, transforming the property into a world-class resort. Monarch Black Hawk is positioned to leverage the expanded operation, the elimination of betting limits and new game types in Black Hawk, Colorado, as well as to benefit from the growing state-wide online and retail sports betting. Monarch Black Hawk also is experiencing labor challenges, resulting from the distance to the staffing filter markets of Golden, Colorado and the Denver Metro area and low unemployment in those markets. We continue to attract high value players from across Colorado’s Front Range, who had previously traveled to other markets, such as Las Vegas, for a high-end casino entertainment experience. We believe that the quality of our expanded product and exceptional guest service will meet the demand of the high-end segment of the market and will grow revenue and accelerate market share.

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

Operating margins: Our management is consistently focused on controlling expenses and finding cost savings, without affecting the quality of the product we offer and our guests’ services and experience. We measure our performance using expense margin, which is a percentage of direct expenses, including labor, cost of product and any other operating expenses related to the gaming, food and beverage, or hotel operation to the net gaming, food and beverage, or hotel revenues. Selling, general and administrative (“SG&A”) margin represents SG&A expenses for a period as a percentage of total net revenue for a period. In managing the food and beverage operation, we use Cost Of Goods Sold (“COGS”) percentage, which represents a percentage of product cost to the food and beverage revenue and is a measurement of commodity prices and menu sales prices.

Our management evaluates the KPI as compared to prior periods, the peer group, or market, as well as for any trends.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2023 and 2022

For the three months ended March 31, 2023, our net income totaled $17.7 million, or $0.90 per diluted share, compared to net income of $18.1 million, or $0.92 per diluted share for the same period in 2022, reflecting a 2.5% and 2.2% decrease in net income and diluted earnings per share, respectively. The decrease in net income was impacted by the effective tax rate, which varies based on the amount of excess tax benefit on stock compensation. Net revenues in the three months ended March 31, 2023, totaled $116.6 million, an increase of $8.3 million, or 7.7%, compared to the three months ended March 31, 2022. Income from operations for the three months ended March 31, 2023, totaled $23.2 million compared to income from operations of $21.3 million for the same period in 2022.

Casino revenue increased 6.5% in the first quarter of 2023 compared to the first quarter of 2022. The increase in casino revenue was driven primarily by the increase in gaming volume in Black Hawk. Casino operating expense as a percentage of casino revenue increased to 37.7% for the three months ended March 31, 2023, compared to 35.6% for the three months ended March 31, 2022, primarily due to the increase in labor expense.

Food and beverage revenue for the first quarter of 2023 increased 12.6% compared to the first quarter of 2022 due to a 1.2% increase in food and beverage covers, combined with an increase in food and beverage revenue per cover of 11.2%. The increase in covers is primarily a result of the opening of a new restaurant at Monarch Black Hawk in early 2022 as well as increase in buffet and casual dining restaurants covers at both properties. Food and beverage operating expense as a percentage of food and beverage revenue decreased in the first quarter of 2023 to 74.8% compared to 79.6% for the same quarter in 2022 primarily due to an increase in average check and improved cost management.

Hotel revenue increased 1.8% in the first quarter of 2023 compared to the same quarter of 2022 primarily as a result of an increase in hotel occupancy to 82.2% during the current year period compared to 76.5% during the first quarter of 2022, partially offset by a decrease in ADR by $9.65 ($161.08 in the first quarter of 2023 and $170.73 in the first quarter of 2022). RevPAR was $146.58 and $142.78 for the three months ended March 31, 2023 and 2022, respectively. Hotel operating expense as a percentage of hotel revenue increased to 41.3% in the first quarter of 2023 compared to 38.0% for the comparable prior year period primarily as a result of the decrease in ADR and an increase in labor expense.

Other revenue increased 16.5% in the first quarter of 2023 compared to the same prior year period primarily due to the increased demands of Spa services at both properties.

SG&A expense increased to $25.1 million in the first quarter of 2023 from $24.2 million in the first quarter of 2022 driven primarily by increases in utility expense and repair and maintenance expense. As a percentage of net revenue, SG&A expense decreased to 21.5% in the first quarter of 2023 compared to 22.3% in the same period in 2022.

Depreciation and amortization expense increased to $11.3 million for the three months ended March 31, 2023, compared to $10.5 million for the same prior year period, due to new assets placed into service with the ongoing renovation at Atlantis.

During the first quarter of 2023, we recognized $0.5 million and $1.3 million, respectively, in professional service fees relating to our construction litigation. These expenses are included in Other operating items, net in the Consolidated Statements of Income.

In the first quarter of 2023 we recognized $0.5 million of interest expense, $0.3 million in deferred loan costs amortization expense and $0.3 million in interest income. In the first quarter of 2022, we expensed $0.3 million of interest and amortized $0.4 million in deferred loan costs. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Cash paid for capital expenditures for the three-month periods ended March 31, 2023 and 2022 totaled $15.2 million and $22.1 million, respectively. During the three-month period ended March 31, 2023, our capital expenditures related primarily to the redesign and upgrade of hotel rooms in the second tower at Atlantis, re-carpeting the casino floor at Atlantis and the acquisition of gaming, and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. During the three-month period ended March 31, 2022 our capital expenditures related primarily to the redesign and upgrade of hotel rooms in the first tower at Atlantis, the completion of the transformation of part of the Monarch Black Hawk legacy facility, and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. Capital expenditures during each of the first three months of 2023 and 2022 were funded from operating cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facility.

For the three months ended March 31, 2023, net cash provided by operating activities totaled $61.5 million, compared to net cash provided by operating activities of $35.4 million in the same prior year period. This increase was primarily a result of the decrease in income tax receivable as a result of receipt of an income tax refund.

Net cash used in investing activities totaled $15.2 million and $22.1 million during the three months ended March 31, 2023 and 2022, respectively. Net cash used in investing activities during the first three months of 2023 consisted primarily of cash used for the redesign and upgrade of hotel rooms in the second tower at Atlantis, re-carpeting the casino floor at Atlantis, and the acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first three months of 2022 consisted primarily of cash used for the redesign and upgrade of hotel rooms in the first tower at Atlantis, the completion of the transformation of part of the Monarch Black Hawk legacy facility, and for acquisition of gaming and other equipment at both properties.

Net cash used in financing activities in the first three months of 2023 totaled $50.7 million and consisted of $95.6 million used for payment of dividends, offset by $44.0 million of borrowings under the credit facility, net of the payments to the credit facility and $0.9 million of net proceeds from stock options exercise. Net cash used in financing activities in the first three months of 2022 totaled $13.8 million and consisted of $10.0 million in principal payments on the credit facility and $6.5 million cash used for purchase of Company stock under the Repurchase Plan partially offset by $2.7 million of net proceeds from stock options exercise.

Amended Credit Facility

On February 1, 2023, we entered into the Fifth Amended and Restated Credit Agreement with Wells Fargo Bank, N.A., as administrative agent. The Fifth Amended Credit Facility (the “Amended Credit Facility”) amends and restates the Company’s Fourth Amended and Restated Credit Agreement, which consisted of: a $200 million term loan and a $70 million revolving line of credit.

On February 1, 2023, there was no outstanding balance under the term loan of the Fourth Amended and Restated Credit Agreement. The Amended Credit Facility does not contain a term loan.

The Amended Credit Facility increases the aggregate principal amount of the revolving line of credit from $70 million to $100 million, with an option to increase it by another $100 million within the first six months. The maturity date of the Amended Credit Facility is January 1, 2025.

As of March 31, 2023, we had an outstanding principal balance of $51 million under the Amended Credit Facility.

In addition to other customary covenants for a facility of this nature, as of March 31, 2023, we were required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 2.5:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1. As of March 31, 2023, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.3:1 and 6.7:1, respectively.

The interest rate under the Amended Credit Facility is SOFR (the Secured Overnight Financing Rate) plus a margin ranging from 1.00% to 1.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 0.50%. The applicable margins will vary depending on the Company’s leverage ratio. In addition, SOFR-based loans will incur a 0.10% credit adjustment spread due to the conversion from LIBOR to SOFR as the new benchmark rate. As of March 31, 2023, the interest rate was 5.9%, or SOFR plus a 1.00% margin.

The Company’s obligations under the Amended Credit Facility are secured by substantially all of the Company’s assets.

We believe that our anticipated operating cash flow and the $48.4 million available under our Amended Credit Facility as of March 31, 2023 will be sufficient to sustain operations for the twelve months from the filing of this Form 10-Q for the quarter ended March 31, 2023 and fulfill our capital expenditure plans. However financial, economic, competitive, regulatory, and other factors, many of which are beyond our control, could negatively impact our operations. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, including our option to increase the credit facility by an additional $100 million, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

For a discussion regarding our material commitments for capital expenditures, see the CAPITAL SPENDING AND DEVELOPMENT section above.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K. For a more extensive discussion of our accounting policies, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our 2022 Form 10-K filed with the SEC on February 28, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Our current primary market risk exposure is interest rate risk relating to the impact of interest rate movements under our Amended Credit Facility.

As of March 31, 2023, we had $51 million of outstanding balance under our Fifth Amended Credit Facility. A hypothetical 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at March 31, 2023, would have resulted in a change in our annual interest cost of approximately $0.5 million. See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

We have not entered into derivative financial instruments for trading or speculative purposes.

We do not have any cash or cash equivalents as of March 31, 2023 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 9 "Legal Matters” to our consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in Item 1A of our 2022 Form 10-K.

We encourage investors to review the risks and uncertainties relating to our business disclosed under the heading Risk Factors or otherwise in the 2022 Form 10-K, as well as those contained in Part I - Forward-Looking Statements thereof, as revised or supplemented by our Quarterly Reports filed with the SEC since the filing of the 2022 Form 10-K.

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: May 8, 2023	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)