Form 10-Q
period 2023-06-30
MONARCH CASINO & RESORT INC
filed 2023-08-07
CIK 907242

c

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,144,139 shares of common stock are outstanding as of August 3, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Casino	$68,855	$63,865	$135,760	$126,696
Food and beverage	31,525	28,459	60,842	54,506
Hotel	18,094	18,297	33,565	33,489
Other	5,209	4,668	10,160	8,916
Net revenues	123,683	115,289	240,327	223,607

Operating expenses
Casino	25,746	23,315	50,998	45,682
Food and beverage	22,803	21,901	44,740	42,632
Hotel	6,541	6,293	12,931	12,066
Other	2,786	2,247	5,729	4,329
Selling, general and administrative	24,955	23,097	50,071	47,280
Depreciation and amortization	11,618	10,546	22,955	21,062
Other operating items, net	(474)	2,229	36	3,546
Total operating expenses	93,975	89,628	187,460	176,597
Income from operations	29,708	25,661	52,867	47,010

Other expense
Interest expense, net	(780)	(700)	(1,367)	(1,350)

Income before income taxes	28,928	24,961	51,500	45,660
Provision for income taxes	(6,515)	(5,526)	(11,417)	(8,107)
Net income	$22,413	$19,435	$40,083	$37,553

Earnings per share of common stock
Net income
Basic	$1.16	$1.02	$2.08	$1.98
Diluted	$1.14	$0.99	$2.04	$1.92

Weighted average number of common shares and potential common shares outstanding
Basic	19,243	18,987	19,229	18,928
Diluted	19,618	19,582	19,636	19,586

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$35,100	$38,779
Receivables, net	8,060	9,566
Income taxes receivable	4,599	24,989
Inventories	7,166	7,558
Prepaid expenses	7,008	8,537
Total current assets	61,933	89,429
Property and equipment, net	577,795	578,050
Goodwill	25,111	25,111
Intangible assets, net	382	352
Total assets	$665,221	$692,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt, net	$—	$6,693
Accounts payable	15,034	14,418
Construction accounts payable	47,449	49,957
Accrued expenses	43,356	46,037
Income taxes payable	—	—
Short-term lease liability	660	639
Total current liabilities	106,499	117,744
Deferred income taxes	23,016	23,016
Long-term lease liability	12,894	13,228
Long-term debt, net	41,000	—
Total liabilities	183,409	153,988
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,143,344 shares issued and outstanding at June 30, 2023; 19,096,300 shares issued and 19,093,676 outstanding at December 31, 2022	191	191
Additional paid-in capital	44,670	40,716
Treasury stock, 2,624 shares at December 31, 2022	—	(170)
Retained earnings	436,951	498,217
Total stockholders’ equity	481,812	538,954
Total liabilities and stockholders’ equity	$665,221	$692,942

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares, Unaudited)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2023	19,093,676	$191	$40,716	$498,217	$(170)	$538,954
Exercise of stock options, net	37,965	—	808	—	108	916
Stock-based compensation expense	—	—	1,474	—	—	1,474
Dividend payment	—	—	—	(95,608)		(95,608)
Net income	—	—	—	17,670	—	17,670
Balance, March 31, 2023	19,131,641	$191	$42,998	$420,279	$(62)	$463,406
Exercise of stock options, net	11,703	—	396	—	62	458
Stock-based compensation expense	—	—	1,276	—	—	1,276
Dividend payment	—	—	—	(5,741)		(5,741)
Net income	—	—	—	22,413	—	22,413
Balance, June 30, 2023	19,143,344	$191	$44,670	$436,951	$—	$481,812

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2022	18,764,540	$191	$41,426	$410,738	$(4,341)	$448,014
Exercise of stock options, net	191,035	—	19	—	2,458	2,477
Restricted stock granted	19,549	—	1,658	—	262	1,920
Purchase of company common stock	(100,000)	—	—	—	(6,500)	(6,500)
Stock-based compensation expense	—	—	1,160	—	—	1,160
Net income	—	—	—	18,118	—	18,118
Balance, March 31, 2022	18,875,124	$191	$44,263	$428,856	$(8,121)	$465,189
Exercise of stock options, net	10,000	—	303	—	134	437
Restricted stock granted	2,946	—	211	—	39	250
Stock-based compensation expense	—	—	1,025	—	—	1,025
Net income	—	—	—	19,435	—	19,435
Balance, June 30, 2022	18,888,070	$191	$45,802	$448,291	$(7,948)	$486,336

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$40,083	$37,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,955	21,062
Amortization of deferred loan costs	307	685
Stock-based compensation	2,750	2,185
Stock-based compensation - restricted stock	—	80
Provision for bad debts	44	24
Loss (gain) on disposition of assets	58	(139)
Non-cash operating lease expense	10	—
Changes in operating assets and liabilities:
Receivables	1,462	1,429
Income taxes receivable/payable	20,390	(1,323)
Inventories	392	(536)
Prepaid expenses	1,529	1,261
Accounts payable	616	(1,780)
Accrued expenses	(2,681)	110
Net cash provided by operating activities	87,915	60,611
Cash flows from investing activities:
Proceeds from sale of assets	91	131
Change in construction accounts payable	(2,508)	(8,669)
Acquisition of property and equipment	(23,202)	(26,694)
Net cash used in investing activities	(25,619)	(35,232)
Cash flows from financing activities:
Payroll taxes from net exercise of stock options	(99)	(2,468)
Proceeds from exercise of stock options	1,473	5,643
Line-of-credit borrowings	61,000	3,000
Line-of-credit payments	(20,000)	(3,000)
Principal payments on long-term debt	(7,000)	(25,000)
Payment of dividend	(101,349)	—
Purchase of company common stock	—	(6,500)
Net cash used in financing activities	(65,975)	(28,325)

Change in cash and cash equivalents	(3,679)	(2,946)
Cash and cash equivalents at beginning of period	38,779	33,526
Cash and cash equivalents at end of period	$35,100	$30,580

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$1,342	$665
Cash paid for income taxes	$14,766	$9,430

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED JUNE 30, 2023

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

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation, consisting of normal recurring accruals, are reflected in the interim financial statements. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

As of June 30, 2023, the Company has recorded a reserve of $0.1 million for gaming and non-gaming receivables.

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

Property and Equipment, net:

Property and equipment, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Land	$32,977	$32,977
Land improvements	10,939	10,939
Buildings	473,672	475,956
Building improvements	76,421	75,858
Furniture and equipment	242,726	249,045
Construction in progress	26,883	7,229
Right of use assets	13,539	13,861
Leasehold improvements	4,245	4,244
	881,402	870,109
Less accumulated depreciation and amortization	(303,607)	(292,059)
Property and equipment, net	$577,795	$578,050

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

For assets to be held and used, the Company reviews fixed assets for impairment indicators at the end of the fiscal year and whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparable, when available. For the six-month periods ended June 30, 2023 and 2022, respectively, there were no impairment charges.

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

As of June 30, 2023, we had goodwill totaling $25.1 million related to the purchase of Monarch Black Hawk, Inc.

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

As of June 30, 2023, the Company had estimated the obligations related to the players’ club program at $8.6 million, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheet.

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

For the three months ended June 30, 2023, Other operating items, net, was $0.5 million and primarily consisted of $1.2 million net proceeds from a sale of a COVID closure related insurance claim, offset by $0.6 million of professional service fees relating to our construction litigation and $0.1 million loss on disposal of assets. For the three months ended June 30, 2022, Other operating items, net, was $2.2 million and primarily consisted of $2.4 million professional service fees relating to our construction litigation, offset by $0.2 million gain on disposal of assets and litigation proceeds.

For the six months ended June 30, 2023, Other operating items, net, was $0.1 million and primarily consisted of $1.2 million of professional service fees relating to our construction litigation and $0.1 million loss on disposal of assets, offset by $1.2 million net proceeds from a sale of a COVID closure related insurance claim. For the six months ended June 30, 2022, Other operating items, net, was $3.5 million and primarily consisted of professional service fees relating to our construction litigation of $3.7 million, offset by gain on disposal of assets and litigation proceeds of $0.2 million.

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

As of June 30, 2023, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (each as defined and discussed in NOTE 5. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The weighted-average incremental borrowing rate of the leases presented in the lease liability as of June 30, 2023, was 4.33%. There were no new leases entered into in the second quarter of 2023.

The weighted-average remaining lease term of the leases presented in the lease liability as of June 30, 2023, was 19 years.

Cash paid related to the operating leases presented in the lease liability for each of the six months ended June 30, 2023 and 2022, was $0.6 million and $0.7 million, respectively.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Casino	$(2)	$54	$151	$125
Food and beverage	(11)	68	29	116
Hotel	67	37	133	70
Selling, general and administrative	1,222	866	2,437	1,874
Total stock-based compensation, before taxes	1,276	1,025	2,750	2,185
Tax benefit	(268)	(215)	(578)	(459)
Total stock-based compensation, net of tax	$1,008	$810	$2,172	$1,726

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

	Three months ended June 30,
	2023		2022
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	19,243	$1.16	18,987	$1.02
Effect of dilutive stock options	375	(0.02)	595	(0.03)
Diluted	19,618	$1.14	19,582	$0.99

	Six months ended June 30,
	2023		2022
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	19,229	$2.08	18,928	$1.98
Effect of dilutive stock options	407	(0.04)	658	(0.06)
Diluted	19,636	$2.04	19,586	$1.92

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the weighted assumed proceeds per share as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended June 30, 2023 and 2022, options for approximately 647 thousand and 527 thousand shares, respectively, were excluded from the computation. For the six months ended June 30, 2023 and 2022, options for approximately 578 thousand and 521 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For each of the three-month periods ended June 30, 2023 and 2022, the Company paid $187 thousand in rent, plus $1 thousand and $1 thousand, respectively, in operating expenses relating to this lease. For each of the six-month periods ended June 30, 2023 and 2022, the Company paid $374 thousand in rent, plus $9 thousand and $8 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of June 30, 2023, recognized in the Consolidated Balance Sheet, was $9.9 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For each of the three-month periods ended June 30, 2023 and 2022, the Company paid $101 thousand in rent plus $9 thousand and $7 thousand, respectively, in operating expenses relating to this lease. For each of the six-month periods ended June 30, 2023 and 2022, the Company paid $202 thousand in rent plus $21 thousand and $16 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of June 30, 2023, recognized in the Consolidated Balance Sheet, was $3.4 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders, and paid $137 thousand and $123 thousand, respectively, for the three-month periods and $269 thousand and $204 thousand, respectively, for the six-month periods ended June 30, 2023 and 2022, for such leases.

NOTE 6. LONG-TERM DEBT

On February 1, 2023, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent. Amended Credit Facility provides for a $100 million line of credit and matures on January 1, 2025.

As of June 30, 2023, the Company had an outstanding principal balance of $41 million under the Amended Credit Facility.

In addition to other customary covenants for a facility of this nature, as of June 30, 2023, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 2.5:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1. As of June 30, 2023, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.2:1 and 9.3:1, respectively.

The interest rate under the Amended Credit Facility is SOFR (the Secured Overnight Financing Rate) plus a margin ranging from 1.00% to 1.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 0.50%. The applicable margins will vary depending on the Company’s leverage ratio. In addition, SOFR-based loans will incur a 0.10% credit adjustment spread due to the conversion from LIBOR to SOFR as the new benchmark rate. As of June 30, 2023, the interest rate was 6.20%, or SOFR plus a 1.00% margin.

The Company’s obligations under the Amended Credit Facility are secured by substantially all of the Company’s assets.

NOTE 7. TAXES

For the six months ended June 30, 2023 and 2022, the Company’s effective tax rate was 22.2% and 17.8%, respectively. The effective tax rate for the six months ended June 30, 2023 and 2022 was impacted by excess tax benefit on stock option exercises, which were $0.4 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively.

Deferred tax assets were evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.

No uncertain tax positions were recorded as of June 30, 2023 and 2022. No change in uncertain tax positions is anticipated over the next twelve months.

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

As of June 30, 2023, we have an authorization to purchase up to 2,900,000 shares under the Repurchase Plan.

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

On February 9, 2023, Monarch Growth, Inc., Monarch Casino & Resort, Inc. and Monarch Black Hawk, Inc. filed a complaint in District Court, City and County of Denver, Colorado, against PCL, in connection with the Company’s now completed expansion of the Monarch Casino Resort Spa Black Hawk. The complaint alleges, among other things, that PCL breached the construction contract, duties of good faith and fair dealing, and implied and express warranties, and includes claims for monetary damages as well as equitable and declaratory relief. On April 18, 2023, at the parties’ joint request, the Court ordered the matter stayed for ninety days from date of the stay order until July 17, 2023. On July 17, 2023, PCL filed a motion to dismiss Monarch’s complaint. Monarch has not yet filed its response to PCL’s motion to dismiss but intends to oppose the motion. We are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

The Company recognized $1.2 million and $3.7 million in construction litigation expense relating to these lawsuits for the six months ended June 30, 2023 and 2022, respectively, which is included in Other operating items, net on the Consolidated Statements of Income.

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

NOTE 10. DIVIDENDS

On February 7, 2023, the Company announced that the Company’s Board of Directors declared a one-time cash dividend (the “One-time Dividend”) of $5.00 per share of its outstanding common stock, par value $0.01 per share (“Common Stock”), paid to the stockholders of record of the Company on March 1, 2023 (the “Record Date”), payable on March 15, 2023 (the “Payment Date”).

In addition to the One-time Dividend, the Board of Directors approved the initiation of an Annual Dividend policy for the payment of an annual dividend in the amount of $1.20 per outstanding share of Common Stock, commencing in the second quarter of 2023. These dividends will be paid quarterly on the 15th day of the third month of the applicable calendar quarter (or, if such date is not a trading day, then the first trading day immediately thereafter such date) to those stockholders of record on the 1st day of the third month of the applicable calendar quarter (or, if such date is not a trading day, then the first trading day immediately thereafter such date).

On June 15, 2023, the Company paid a cash dividend of $0.30 per share of its outstanding common stock, to stockholders of record on June 1, 2023.

On July 19, 2023, the Company announced a cash dividend of $0.30 per share of its outstanding common stock, payable on September 15, 2023, to stockholders of record on September 1, 2023. This cash dividend is part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

The Company’s declaration of each cash dividend amount shall be subject to the Board’s review of the then-current financial statements of the Company, available acquisition opportunities and other prudent uses of the Company’s cash resources. As such, the Board of Directors may suspend the dividend program at any time and no assurances can be given that a quarterly dividend will be paid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our,” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “will,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” or “we cannot assure you,” “although no assurance can be given.” Examples of forward-looking statements include, among others, statements we make regarding: (i) our beliefs regarding the sufficiency of our cash and other financial resources; (ii) our belief regarding the exposure of our cash and accounts receivable to credit risk; (iii) our beliefs regarding the quality of our work product and guest service and our ability to capture additional market share in the high-end segment of the market; (iv) our beliefs regarding the quality of our properties as key factors in Monarch's long-term success; (v) our expectations regarding the employment growth in the Reno market and its effect on our business at Atlantis; (vi) our expectations and intentions regarding the expenses, defenses and outcomes of the lawsuits filed by the construction project general contractor against us and our counterclaims and separate lawsuit against the contractor; (vii) our expectations regarding our business prospects, strategies, estimates and outlook; (viii) our expectations regarding the positioning of our properties to benefit from future macro and local economic growth; (ix) our expectations regarding future capital requirements; (x) our anticipated sources of funds and adequacy of such funds to meet our debt obligations and capital requirements; and (xi) our expectations regarding legal and other matters.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those risks discussed in Part I, Item 1A-Risk Factors and throughout Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II, Item 1A-Risk Factors and elsewhere of this Form 10-Q. In addition, you should consult other disclosures made by us (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in Company press releases) for other factors that may cause actual results to differ materially from those projected by us. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the SEC, and our Annual Report on Form 10-K for the year ended December 31, 2022, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2023 and 2022

For the three months ended June 30, 2023, our net income totaled $22.4 million, or $1.14 per diluted share, compared to net income of $19.4 million, or $0.99 per diluted share for the same period in 2022, reflecting a 15.3% and 15.2% increase in net income and diluted earnings per share, respectively. Net revenues in the three months ended June 30, 2023, totaled $123.7 million, an increase of $8.4 million, or 7.3%, compared to the three months ended June 30, 2022. Income from operations for the three months ended June 30, 2023, totaled $29.7 million compared to income from operations of $25.7 million for the same period in 2022.

Casino revenue increased 7.8% in the second quarter of 2023 compared to the second quarter of 2022. The increase in casino revenue was driven primarily by the increase in gaming volume in Black Hawk. Guest visits and spend per visit for the second quarter increased year-over-year at both properties. Casino operating expense as a percentage of casino revenue increased to 37.4% for the three months ended June 30, 2023, compared to 36.5% for the three months ended June 30, 2022, primarily due to the increase in labor expense.

Food and beverage revenue for the second quarter of 2023 increased 10.8% compared to the second quarter of 2022 due to a 3.7% increase in food and beverage covers, combined with an increase in food and beverage revenue per cover of 6.8%. Food and beverage operating expense as a percentage of food and beverage revenue decreased in the second quarter of 2023 to 72.3% compared to 77.0% for the same quarter in 2022 primarily due to an increase in average check and improved cost management.

Hotel revenue decreased 1.1% in the second quarter of 2023 compared to the same quarter of 2022 primarily as a result of a decrease in ADR by $8.94 ($176.34 in the second quarter of 2023 and $185.28 in the second quarter of 2022), partially offset by an increase in hotel occupancy to 83.4% during the current year period compared to 81.0% during the second quarter of 2022. RevPAR was $162.33 and $162.47 for the three months ended June 30, 2023 and 2022, respectively. Hotel operating expense as a percentage of hotel revenue increased to 36.2% in the second quarter of 2023 compared to 34.4% for the comparable prior year period primarily as a result of the decrease in ADR and an increase in labor expense.

Other revenue increased 11.6% in the second quarter of 2023 compared to the same prior year period primarily due to an increase in retail revenue at both properties and an increase in spa revenue at Atlantis.

SG&A expense increased to $25.0 million in the second quarter of 2023 from $23.1 million in the second quarter of 2022 driven primarily by increases in utility, insurance and marketing and advertising expenses. As a percentage of net revenue, SG&A expense increased to 20.2% in the second quarter of 2023 compared to 20.0% in the same period in 2022.

Depreciation and amortization expense increased to $11.6 million for the three months ended June 30, 2023, compared to $10.5 million for the same prior year period, due to new assets placed into service with the ongoing renovation at Atlantis.

During the second quarter of 2023, we recognized $0.6 million and $2.4 million, respectively, in professional service fees relating to our construction litigation. During the second quarter of 2023 we also recognized $1.2 million proceeds from a sale of COVID closure related insurance claim. These items are included in Other operating items, net in the Consolidated Statements of Income.

In the second quarter of 2023 we recognized $0.8 million of interest expense, net of interest income. In the second quarter of 2022 we expensed $0.3 million of interest and amortized $0.4 million in deferred loan costs. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2023 and 2022

For the six months ended June 30, 2023, we had a net income of $40.1 million, or $2.04 per diluted share, compared to net income of $37.6 million, or $1.92 per diluted share for the same period in 2022, reflecting a 6.7% and 6.3% increase in net income and diluted earnings per share, respectively. Net revenues in the six months ended June 30, 2023, totaled $240.3 million, an increase of 7.5%, compared to the six months ended June 30, 2022. Income from operations for the six months ended June 30, 2023 totaled $52.9 million compared to $47.0 million income from operations for the same period in 2022.

Casino revenue increased 7.2% in the first six months of 2023 compared to the first six months of 2022 and was driven by an increase in guest spend per visit at both properties. Casino operating expense as a percentage of casino revenue increased to 37.6% for the six months ended June 30, 2023 compared to 36.1% for the six months ended June 30, 2022 primarily as a result of increase in labor expense and increase in promotional allowances.

Food and beverage revenue for the first six months of 2023 increased 11.6% compared to the 2022 same period due to a 2.6% increase in food and beverage covers combined with an 8.8% increase in food and beverage revenue per cover. Food and beverage operating expense as a percentage of food and beverage revenue decreased in the first six months of 2023 to 73.5% from 78.2% for the same period in 2022 primarily as a result of our effort to align menu prices with increased commodity prices and labor cost.

Hotel revenue increased 0.2% in the first six months of 2023 compared to the first six months of 2022 primarily due to an increase in occupancy from 78.8% during the first six months of 2022 to 82.8% during the same period of 2023, partially offset by a decrease in ADR by $9.44, from $178.40 in the first six months of 2022 to $168.96 in the first six months of 2023. REVPAR was $154.67 for the first six months of 2023 and $152.90 for the first six months of 2022. Hotel operating expense as a percentage of hotel revenue increased to 38.5% in the first six months of 2023 compared to 36.0% for the comparable prior year period primarily as a result of the lower ADR.

Other revenue increased 14.0% in the first six months of 2023 compared to the same prior year period.

SG&A expense increased to $50.1 million in the first six months of 2023 from $47.3 million in the first six months of 2022 primarily due to the increase in labor expense, as well as utility, insurance and repair and maintenance expenses. As a percentage of net revenue, SG&A expense decreased to 20.8% in the first six months of 2023 compared to 21.1% in the same period in 2022.

Depreciation and amortization expense increased to $23.0 million for the six months ended June 30, 2023 compared to $21.1 million for the same prior year period, due to new assets placed into service with the ongoing renovation at Atlantis.

During the first six months of 2023, we recognized $1.2 million in professional service fees relating to our construction litigation and $1.2 million in proceeds from a sale of COVID closure related insurance claim. During the first six months of 2022, we recognized $3.7 million in professional services fees relating to our construction litigation and $0.2 million in gain on disposal of assets and litigation proceeds.

During the first six months of 2023, we expensed $1.4 million of interest, net of interest income. During the first six months of 2022, we expensed $0.7 million of interest and amortized $0.7 million in deferred loan costs. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Cash paid for capital expenditures for the six-month periods ended June 30, 2023 and 2022 totaled $25.6 million and $35.2 million, respectively. During the six-month period ended June 30, 2023, our capital expenditures related primarily to the redesign and upgrade of hotel rooms in the second tower at Atlantis, re-carpeting the casino floor at Atlantis and the acquisition of gaming, and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. During the six-month period ended June 30, 2022, our capital expenditures related primarily to the redesign and upgrade of hotel rooms in the first tower at Atlantis, the completion of the transformation of part of the Monarch Black Hawk legacy facility, and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. Capital expenditures during each of the first six months of 2023 and 2022 were funded from operating cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facility.

For the six months ended June 30, 2023, net cash provided by operating activities totaled $87.9 million, compared to net cash provided by operating activities of $60.6 million in the same prior year period. This increase was primarily a result of the decrease in income tax receivable as a result of receipt of an income tax refund.

Net cash used in investing activities totaled $25.6 million and $35.2 million during the six months ended June 30, 2023 and 2022, respectively. Net cash used in investing activities during the first six months of 2023 consisted primarily of cash used for the redesign and upgrade of hotel rooms in the second tower at Atlantis, re-carpeting the casino floor at Atlantis, and the acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first six months of 2022 consisted primarily of cash used for the redesign and upgrade of hotel rooms in the first tower at Atlantis, the completion of the transformation of part of the Monarch Black Hawk legacy facility, and for acquisition of gaming and other equipment at both properties.

Net cash used in financing activities in the first six months of 2023 totaled $66.0 million and consisted of $101.3 million used for payment of dividends, offset by $34.0 million of borrowings under the Amended Credit Facility, net of the payments to the lender under the Amended Credit Facility and $1.3 million of net proceeds from stock options exercise. Net cash used in financing activities in the first six months of 2022 totaled $28.3 million and consisted of $25.0 million in principal payments on the credit facility and $6.5 million cash used for purchase of Company stock under the Repurchase Plan partially offset by $3.2 million of net proceeds from stock options exercise.

Amended Credit Facility

On February 1, 2023, we entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Facility amends and restates the Company’s Fourth Amended and Restated Credit Agreement, which consisted of a $200 million term loan and a $70 million revolving line of credit.

On February 1, 2023, there was no outstanding balance under the term loan of the Fourth Amended and Restated Credit Agreement.

The Amended Credit Facility does not contain a term loan but instead increases the aggregate principal amount of the revolving line of credit from $70 million to $100 million. The maturity date of the Amended Credit Facility is January 1, 2025.

As of June 30, 2023, we had an outstanding principal balance of $41 million under the Amended Credit Facility.

In addition to other customary covenants for a facility of this nature, as of June 30, 2023, we were required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 2.5:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1. As of June 30, 2023, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.2:1 and 9.3:1, respectively.

The interest rate under the Amended Credit Facility is SOFR (the Secured Overnight Financing Rate) plus a margin ranging from 1.00% to 1.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 0.50%. The applicable margins will vary depending on the Company’s leverage ratio. In addition, SOFR-based loans will incur a 0.10% credit adjustment spread due to the conversion from LIBOR to SOFR as the new benchmark rate. As of June 30, 2023, the interest rate was 6.2%, or SOFR plus a 1.00% margin.

The Company’s obligations under the Amended Credit Facility are secured by substantially all of the Company’s assets.

We believe that our anticipated operating cash flow and the $58.4 million available under our Amended Credit Facility as of June 30, 2023 will be sufficient to sustain operations for the twelve months from the filing of this Form 10-Q for the quarter ended June 30, 2023 and fulfill our capital expenditure plans. However financial, economic, competitive, regulatory, and other factors, many of which are beyond our control, could negatively impact our operations. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

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

As of June 30, 2023, we had $41 million of outstanding balance under our Amended Credit Facility. A hypothetical 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at June 30, 2023, would have resulted in a change in our annual interest cost of approximately $0.4 million. See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

We have not entered into derivative financial instruments for trading or speculative purposes.

We do not have any cash or cash equivalents as of June 30, 2023 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: August 7, 2023	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)