Form 10-Q
period 2023-09-30
MONARCH CASINO & RESORT INC
filed 2023-11-06
CIK 907242

c

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,067,522 shares of common stock are outstanding as of November 2, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Casino	$73,818	$76,909	$209,578	$203,605
Food and beverage	32,970	31,312	93,812	85,818
Hotel	20,608	20,785	54,173	54,274
Other	5,569	4,721	15,729	13,637
Net revenues	132,965	133,727	373,292	357,334

Operating expenses
Casino	25,473	25,474	76,471	71,156
Food and beverage	23,330	22,665	68,070	65,297
Hotel	7,176	7,117	20,107	19,183
Other	2,820	2,383	8,549	6,712
Selling, general and administrative	27,091	25,651	77,162	72,931
Depreciation and amortization	12,197	11,183	35,152	32,245
Other operating items, net	2,976	2,898	3,012	6,444
Total operating expenses	101,063	97,371	288,523	273,968
Income from operations	31,902	36,356	84,769	83,366

Other expense
Interest expense, net	(369)	(870)	(1,736)	(2,220)

Income before income taxes	31,533	35,486	83,033	81,146
Provision for income taxes	(7,370)	(7,993)	(18,787)	(16,100)
Net income	$24,163	$27,493	$64,246	$65,046

Earnings per share of common stock
Net income
Basic	$1.26	$1.45	$3.34	$3.43
Diluted	$1.23	$1.41	$3.27	$3.33

Weighted average number of common shares and potential common shares outstanding
Basic	19,252	18,999	19,237	18,952
Diluted	19,608	19,503	19,627	19,559

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$33,918	$38,779
Receivables, net	10,967	9,566
Income taxes receivable	2,691	24,989
Inventories	7,184	7,558
Prepaid expenses	7,928	8,537
Total current assets	62,688	89,429
Property and equipment, net	576,126	578,050
Goodwill	25,111	25,111
Intangible assets, net	340	352
Total assets	$664,265	$692,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt, net	$—	$6,693
Accounts payable	19,536	14,418
Construction accounts payable	47,403	49,957
Accrued expenses	48,729	46,037
Short-term lease liability	883	639
Total current liabilities	116,551	117,744
Deferred income taxes	23,016	23,016
Long-term lease liability	14,251	13,228
Long-term debt, net	8,000	—
Total liabilities	161,818	153,988
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,148,691 shares issued and outstanding at September 30, 2023; 19,096,300 shares issued and 19,093,676 outstanding at December 31, 2022	191	191
Additional paid-in capital	46,886	40,716
Treasury stock, 2,624 shares at December 31, 2022	—	(170)
Retained earnings	455,370	498,217
Total stockholders’ equity	502,447	538,954
Total liabilities and stockholders’ equity	$664,265	$692,942

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares, Unaudited)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2023	19,093,676	$191	$40,716	$498,217	$(170)	$538,954
Exercise of stock options, net	37,965	—	808	—	108	916
Stock-based compensation expense	—	—	1,474	—	—	1,474
Dividend payment	—	—	—	(95,608)		(95,608)
Net income	—	—	—	17,670	—	17,670
Balance, March 31, 2023	19,131,641	$191	$42,998	$420,279	$(62)	$463,406
Exercise of stock options, net	11,703	—	396	—	62	458
Stock-based compensation expense	—	—	1,276	—	—	1,276
Dividend payment	—	—	—	(5,741)		(5,741)
Net income	—	—	—	22,413	—	22,413
Balance, June 30, 2023	19,143,344	$191	$44,670	$436,951	$—	$481,812
Exercise of stock options, net	5,347	—	70	—	—	70
Stock-based compensation expense	—	—	2,146	—	—	2,146
Dividend payment	—	—	—	(5,744)		(5,744)
Net income	—	—	—	24,163	—	24,163
Balance, September 30, 2023	19,148,691	$191	$46,886	$455,370	$—	$502,447

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2022	18,764,540	$191	$41,426	$410,738	$(4,341)	$448,014
Exercise of stock options, net	191,035	—	19	—	2,458	2,477
Restricted stock granted	19,549	—	1,658	—	262	1,920
Purchase of company common stock	(100,000)	—	—	—	(6,500)	(6,500)
Stock-based compensation expense	—	—	1,160	—	—	1,160
Net income	—	—	—	18,118	—	18,118
Balance, March 31, 2022	18,875,124	$191	$44,263	$428,856	$(8,121)	$465,189
Exercise of stock options, net	10,000	—	303	—	134	437
Restricted stock granted	2,946	—	211	—	39	250
Stock-based compensation expense	—	—	1,025	—	—	1,025
Net income	—	—	—	19,435	—	19,435
Balance, June 30, 2022	18,888,070	$191	$45,802	$448,291	$(7,948)	$486,336
Exercise of stock options, net	6,666	—	195	—	89	284
Stock-based compensation expense	—	—	1,257	—	—	1,257
Net income	—	—	—	27,493	—	27,493
Balance, September 30, 2022	18,894,736	$191	$47,254	$475,784	$(7,859)	$515,370

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$64,246	$65,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,152	32,245
Amortization of deferred loan costs	307	1,085
Stock-based compensation	4,896	3,442
Stock-based compensation - restricted stock	—	80
Provision for bad debts	145	114
Loss on disposition of assets	88	8
Non-cash operating lease expense	30	(1)
Changes in operating assets and liabilities:
Receivables	(1,546)	(1,153)
Income taxes receivable	22,298	2,300
Inventories	374	625
Prepaid expenses	609	(197)
Accounts payable	5,118	(2,065)
Accrued expenses	2,692	4,655
Net cash provided by operating activities	134,409	106,184
Cash flows from investing activities:
Proceeds from sale of assets	97	138
Change in construction accounts payable	(2,554)	(9,243)
Acquisition of property and equipment	(32,164)	(31,425)
Net cash used in investing activities	(34,621)	(40,530)
Cash flows from financing activities:
Payroll taxes from net exercise of stock options	(208)	(2,468)
Proceeds from exercise of stock options	1,652	5,927
Line-of-credit borrowings	68,000	3,000
Line-of-credit payments	(60,000)	(3,000)
Principal payments on long-term debt	(7,000)	(63,000)
Payment of dividend	(107,093)	—
Purchase of company common stock	—	(6,500)
Net cash used in financing activities	(104,649)	(66,041)

Change in cash and cash equivalents	(4,861)	(387)
Cash and cash equivalents at beginning of period	38,779	33,526
Cash and cash equivalents at end of period	$33,918	$33,139

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,810	$1,139
Cash paid for income taxes	$20,306	$13,800

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation, consisting of normal recurring accruals, are reflected in the interim financial statements. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

As of September 30, 2023, the Company has recorded a reserve of $0.2 million for gaming and non-gaming receivables.

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

Property and Equipment, net:

Property and equipment, net consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Land	$32,977	$32,977
Land improvements	10,969	10,939
Buildings	473,672	475,956
Building improvements	91,028	75,858
Furniture and equipment	250,000	249,045
Construction in progress	13,627	7,229
Right of use assets	15,098	13,861
Leasehold improvements	4,245	4,244
	891,616	870,109
Less accumulated depreciation and amortization	(315,490)	(292,059)
Property and equipment, net	$576,126	$578,050

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

For assets to be held and used, the Company reviews fixed assets for impairment indicators at the end of the fiscal year and whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparable, when available. For the nine-month periods ended September 30, 2023 and 2022, respectively, there were no impairment charges.

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

As of September 30, 2023, we had goodwill totaling $25.1 million related to the purchase of Monarch Black Hawk, Inc.

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

As of September 30, 2023, the Company had estimated the obligations related to the players’ club program at $9.0 million, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheet.

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

For the three months ended September 30, 2023, Other operating items, net, was $3.0 million and primarily represented professional service fees relating to our construction litigation. For the three months ended September 30, 2022, Other operating items, net, was $2.9 million and consisted of professional service fees relating to our construction litigation of $2.8 million, and loss on disposal of assets of $0.1 million.

For the nine months ended September 30, 2023, Other operating items, net, was $3.0 million and consisted of $4.1 million of professional service fees relating to our construction litigation and $0.1 million loss on disposal of assets, offset by $1.2 million net proceeds from a sale of a COVID closure related insurance claim. For the nine months ended September 30, 2022, Other operating items, net, was $6.4 million and primarily represented professional service fees relating to our construction litigation.

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

As of September 30, 2023, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (each as defined and discussed in NOTE 5. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The weighted-average incremental borrowing rate of the leases presented in the lease liability as of September 30, 2023, was 4.32%. There were no new leases entered into in the third quarter of 2023.

The weighted-average remaining lease term of the leases presented in the lease liability as of September 30, 2023, was 17.35 years.

Cash paid related to the operating leases presented in the lease liability for the nine months ended September 30, 2023 and 2022, was $1.1 million and $1.0 million, respectively.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Casino	$111	$56	$262	$181
Food and beverage	59	(12)	88	104
Hotel	80	56	213	126
Selling, general and administrative	1,896	1,157	4,333	3,031
Total stock-based compensation, before taxes	2,146	1,257	4,896	3,442
Tax benefit	(450)	(264)	(1,028)	(723)
Total stock-based compensation, net of tax	$1,696	$993	$3,868	$2,719

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

	Three months ended September 30,
	2023		2022
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	19,252	$1.26	18,999	$1.45
Effect of dilutive stock options	356	(0.03)	504	(0.04)
Diluted	19,608	$1.23	19,503	$1.41

	Nine months ended September 30,
	2023		2022
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	19,237	$3.34	18,952	$3.43
Effect of dilutive stock options	390	(0.07)	607	(0.10)
Diluted	19,627	$3.27	19,559	$3.33

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the weighted assumed proceeds per share as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended September 30, 2023 and 2022, options for approximately 749 thousand and 592 thousand shares, respectively, were excluded from the computation. For the nine months ended September 30, 2023 and 2022, options for approximately 617 thousand and 538 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For each of the three-month periods ended September 30, 2023 and 2022, the Company paid $187 thousand in rent, plus $8 thousand and $14 thousand, respectively, in operating expenses relating to this lease. For each of the nine-month periods ended September 30, 2023 and 2022, the Company paid $561 thousand in rent, plus $17 thousand and $22 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of September 30, 2023, recognized in the Consolidated Balance Sheet, was $9.8 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For each of the three-month periods ended September 30, 2023 and 2022, the Company paid $101 thousand in rent plus $14 thousand and $12 thousand, respectively, in operating expenses relating to this lease. For each of the nine-month periods ended September 30, 2023 and 2022, the Company paid $303 thousand in rent plus $35 thousand and $28 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of September 30, 2023, recognized in the Consolidated Balance Sheet, was $3.3 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders, and paid $104 thousand and $121 thousand, respectively, for the three-month periods and $373 thousand and $325 thousand, respectively, for the nine-month periods ended September 30, 2023 and 2022, for such leases. The right of use asset and lease liability balances related to the billboard leases as of September 30, 2023, recognized in the Consolidated Balance Sheet, was $2.0 million.

NOTE 6. LONG-TERM DEBT

On February 1, 2023, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Facility provides for a $100 million line of credit which matures on January 1, 2025.

As of September 30, 2023, the Company had an outstanding principal balance of $8 million under the Amended Credit Facility.

In addition to other customary covenants for a facility of this nature, as of September 30, 2023, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 2.5:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1. As of September 30, 2023, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.05:1 and 14.73:1, respectively.

The interest rate under the Amended Credit Facility is SOFR (the Secured Overnight Financing Rate) plus a margin ranging from 1.00% to 1.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 0.50%. The applicable margins will vary depending on the Company’s leverage ratio. In addition, SOFR-based loans will incur a 0.10% credit adjustment spread due to the conversion from LIBOR to SOFR as the new benchmark rate. As of September 30, 2023, the interest rate was 6.42%, or SOFR plus a 1.00% margin.

The Company’s obligations under the Amended Credit Facility are secured by substantially all of the Company’s assets.

NOTE 7. TAXES

For the nine months ended September 30, 2023 and 2022, the Company’s effective tax rate was 22.6% and 19.8%, respectively. The effective tax rate for the nine months ended September 30, 2023 and 2022 was impacted by excess tax benefit on stock option exercises, which were $0.4 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Deferred tax assets were evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.

No uncertain tax positions were recorded as of September 30, 2023 and 2022. No change in uncertain tax positions is anticipated over the next twelve months.

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

As of September 30, 2023, we have an authorization to purchase up to 2,900,000 shares under the Repurchase Plan.

NOTE 9. LEGAL MATTERS

On August 30, 2019, PCL Construction Services, Inc. (“PCL”) filed a complaint in District Court, City and County of Denver, Colorado, against the Company and its Colorado subsidiaries, in connection with the Company’s now completed expansion of the Monarch Casino Resort Spa Black Hawk. The case is captioned PCL Construction Services, Inc. v. Monarch Growth Inc., et al., Case No. 2019CV33368 (the “First Denver Lawsuit”). The complaint alleges, among other things, that the defendants breached the construction contract with PCL and certain implied warranties. On December 5, 2019, the Company filed its answer and counterclaim, which alleges, among other items, that PCL breached the construction contract, duties of good faith and fair dealing, and implied and express warranties, made fraudulent or negligent misrepresentations on which the Company and its Colorado subsidiaries relied, and included claims for monetary damages as well as equitable and declaratory relief.

On September 1, 2022, the judge previously assigned to the Denver Action recused herself, resulting in a continuance of the trial then set for September 6, 2022, and reassignment to another courtroom. Following reassignment, the court set a new trial date of September 5, 2023.

In connection with the expansion of the Monarch Black Hawk, as described above, PCL and certain subcontractors have also provided purported notice of liens filed against the real property on which the Monarch Black Hawk is situated (the “Monarch Black Hawk Property”), for sums allegedly owed for construction of the expansion. Some of the subcontractors have recorded such liens in the property records of Gilpin County, Colorado.

On March 26, 2021, PCL filed a mechanics’ lien foreclosure action in the District Court, County of Gilpin, Colorado, against the Company and its Colorado subsidiaries, in connection with the Company’s now completed expansion of the Monarch Casino Resort Spa Black Hawk. The case is captioned PCL Construction Services, Inc., v. Monarch Growth Inc., et al., Case No. 2021CV30006 (the “Gilpin Lawsuit”). The complaint essentially mirrors the claims and allegations made by PCL in the First Denver Lawsuit, as described above. The Gilpin Lawsuit includes an additional claim, however, for foreclosure of PCL’s purported mechanics’ lien against the property on which the Monarch Casino Resort Spa Black Hawk is situated (the “Property”). PCL also joined additional parties who may claim a purported lien against the Property, as defendants. Effective May 10, 2021, PCL filed its second amended complaint, joining more such parties as defendants. Many of the Company’s co-defendants have filed cross claims against Monarch for foreclosure of mechanics’ liens and related claims, including unjust enrichment.

Monarch filed its answer and counterclaims to PCL’s second amended complaint in the Gilpin Lawsuit on July 15, 2021, but a trial of the matter has not been set. Monarch has also filed answers to all cross claims due to date, denying the claimants’ rights to relief. Monarch anticipates filing further answers to additional cross claims, also denying the claimants’ rights to relief. The case remains stayed pending the outcome of the First Denver Lawsuit, Case No. 2019CV33368. We are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

On February 9, 2023, Monarch Growth, Inc., Monarch Casino & Resort, Inc. and Monarch Black Hawk, Inc. filed a complaint in District Court, City and County of Denver, Colorado, against PCL, in connection with the Company’s now completed expansion of the Monarch Casino Resort Spa Black Hawk. The case is captioned Monarch Growth Inc., et al., v. PCL Construction Services, Inc., Case No. 2023CV30458 (the “Second Denver Lawsuit”).The complaint alleges, among other things, that PCL breached the construction contract, duties of good faith and fair dealing, and implied and express warranties based on defective and/or nonconforming contruction work at the project, and includes claims for monetary damages as well as equitable and declaratory relief. On April 18, 2023, at the parties’ joint request, the Court ordered the Second Denver Lawsuit stayed for ninety days from date of the stay order until July 17, 2023. Following the expiration of the stay and the filing of a motion to dismiss by PCL, Monarch amended its complaint in the Second Denver Lawsuit. On September 13, 2023, PCL filed a motion to dismiss Monarch’s amended complaint. Monarch filed its response in opposition to PCL’s motion to dismiss on October 4, 2023. The court has not yet resolved PCL’s motion to dismiss Monarch’s amended complaint, and we are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

Meanwhile, on September 5, 2023, trial commenced in the First Denver Lawsuit in the District Court for the City and County of Denver, Colorado.  After approximately 5 weeks, the trial has been recessed pending additional trial days allowed by the Court in late November.  Trial is currently set to resume on November 20, 2023 and conclude on November 28, 2023. We remain unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any, or determine when the court will resolve the claims currently being tried.

The Company recognized $4.1 million and $6.5 million in construction litigation expense relating to these lawsuits for the nine months ended September 30, 2023 and 2022, respectively, which is included in Other operating items, net on the Consolidated Statements of Income.

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

On June 15, 2023, the Company paid a cash dividend of $0.30 per share of its outstanding common stock, to stockholders of record on June 1, 2023. On September 15, 2023, the Company paid a cash dividend of $0.30 per share of its outstanding common stock, to stockholders of record on September 1, 2023.

On October 18, 2023, the Company announced a cash dividend of $0.30 per share of its outstanding common stock, payable on December 15, 2023, to stockholders of record on December 1, 2023. This cash dividend is part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our,” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “will,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” or “we cannot assure you,” “although no assurance can be given.” Examples of forward-looking statements include, among others, statements we make regarding: (i) our belief regarding the exposure of our cash and accounts receivable to credit risk; (ii) our beliefs regarding the quality of our work product and guest service and our ability to capture additional market share in the high-end segment of the market; (iii) our beliefs regarding the quality of our properties as key factors in each of their long-term success; (iv) our expectations regarding the employment growth in the Reno market, the tight labor market (including wage inflation) and its effect on our business at Atlantis; (v) our expectations and intentions regarding the expenses, defenses and outcomes of the lawsuits filed by the construction project general contractor against us and our counterclaims and separate lawsuit against the contractor; (vi) our expectations regarding our business prospects, strategies, estimates and outlook; (vii) our expectations regarding the positioning of our properties to benefit from future macro and local economic growth; (viii) our expectations regarding future capital requirements; (ix) our anticipated sources of funds and adequacy of such funds to meet our debt obligations and capital requirements; and (x) our expectations regarding legal and other matters.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the impact of the events occurring in the Middle East and the conflict taking place in Israel, as well as those risks discussed in Part I, Item 1A-Risk Factors and throughout Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II, Item 1A-Risk Factors and elsewhere of this Form 10-Q. In addition, you should consult other disclosures made by us (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in Company press releases) for other factors that may cause actual results to differ materially from those projected by us. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the SEC, and our Annual Report on Form 10-K for the year ended December 31, 2022, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2023 and 2022

For the three months ended September 30, 2023, our net income totaled $24.2 million, or $1.23 per diluted share, compared to net income of $27.5 million, or $1.41 per diluted share for the same period in 2022, reflecting a 12.1% and 12.8% decrease in net income and diluted earnings per share, respectively. Net revenues in the three months ended September 30, 2023, totaled $133.0 million, a decrease of $0.8 million, or 0.6%, compared to the three months ended September 30, 2022. Income from operations for the three months ended September 30, 2023, totaled $31.9 million compared to income from operations of $36.4 million for the same period in 2022.

Casino revenue decreased 4.0% in the third quarter of 2023 compared to the third quarter of 2022. The decrease in casino revenue was driven primarily by the increase in promotional allowances and decrease in spend per visit year-over-year at Atlantis. Casino operating expense as a percentage of casino revenue increased to 34.5% for the three months ended September 30, 2023, compared to 33.1% for the three months ended September 30, 2022, primarily due to the increase in labor expense.

Food and beverage revenue for the third quarter of 2023 increased 5.3% compared to the third quarter of 2022 due to a 1.2% increase in food and beverage covers, combined with an increase in food and beverage revenue per cover of 4.1%. Food and beverage operating expense as a percentage of food and beverage revenue decreased in the third quarter of 2023 to 70.8% compared to 72.4% for the same quarter in 2022 primarily due to an increase in average check and improved cost management.

Hotel revenue decreased 0.9% in the third quarter of 2023 compared to the same quarter of 2022 primarily as a result of lower number of available rooms in the current quarter compared to the prior year same quarter. ADR increased by $1.04 ($178.78 in the third quarter of 2023 and $177.74 in the third quarter of 2022). Hotel occupancy increased to 88.1% during the current year period compared to 86.8% during the third quarter of 2022. RevPAR was $169.63 and $170.14 for the three months ended September 30, 2023 and 2022, respectively and was impacted by a decrease in resort fee revenue. Hotel operating expense as a percentage of hotel revenue increased to 34.8% in the third quarter of 2023 compared to 34.2% for the comparable prior year period primarily as a result of the decrease in RevPAR and an increase in labor expense.

Other revenue increased 18.0% in the third quarter of 2023 compared to the same prior year period primarily due to an increase in retail and spa revenues at both properties.

SG&A expense increased to $27.1 million in the third quarter of 2023 from $25.7 million in the third quarter of 2022 driven primarily by increases in labor, utilities, insurance and marketing expenses. As a percentage of net revenue, SG&A expense increased to 20.4% in the third quarter of 2023 compared to 19.2% in the same period in 2022.

Depreciation and amortization expense increased to $12.2 million for the three months ended September 30, 2023, compared to $11.2 million for the same prior year period, due to new assets placed into service with the ongoing renovation at Atlantis.

During the third quarter of 2023 and 2022, we recognized $2.9 million and $2.8 million, respectively, in professional service fees relating to our construction litigation, which are included in Other operating items, net in the Consolidated Statements of Income.

In the third quarter of 2023, we recognized $0.4 million of interest expense, net of interest income. In the third quarter of 2022, we expensed $0.5 million of interest and amortized $0.4 million in deferred loan costs. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2023 and 2022

For the nine months ended September 30, 2023, we had a net income of $64.2 million, or $3.27 per diluted share, compared to net income of $65.0 million, or $3.33 per diluted share for the same period in 2022, reflecting a 1.2% and 1.8% decrease in net income and diluted earnings per share, respectively. Net revenues in the nine months ended September 30, 2023, totaled $373.3 million, an increase of 4.5%, compared to the nine months ended September 30, 2022. Income from operations for the nine months ended September 30, 2023 totaled $84.8 million compared to $83.4 million income from operations for the same period in 2022.

Casino revenue increased 2.9% in the first nine months of 2023 compared to the first nine months of 2022 and was driven by an increase in market share at Monarch Black Hawk. Casino operating expense as a percentage of casino revenue increased to 36.5% for the nine months ended September 30, 2023 compared to 34.9% for the nine months ended September 30, 2022 primarily as a result of increase in labor expense and increase in promotional allowances.

Food and beverage revenue for the first nine months of 2023 increased 9.3% compared to the 2022 same period due to a 1.9% increase in food and beverage covers combined with an 7.3% increase in food and beverage revenue per cover. Food and beverage operating expense as a percentage of food and beverage revenue decreased in the first nine months of 2023 to 72.6% from 76.1% for the same period in 2022 primarily as a result of an increase in average check and improved cost management.

Hotel revenue decreased 0.2% in the first nine months of 2023 compared to the first nine months of 2022 primarily due to a decrease in ADR by $5.53, from $178.15 in the first nine months of 2022 to $172.62 in the first nine months of 2023. The occupancy increased from 81.7% during the first nine months of 2022 to 84.7% during the same period of 2023. Hotel operating expense as a percentage of hotel revenue increased to 37.1% in the first nine months of 2023 compared to 35.3% for the comparable prior year period primarily as a result of the lower ADR and an increase in labor expense.

Other revenue increased 15.3% in the first nine months of 2023 compared to the same prior year period.

SG&A expense increased to $77.2 million in the first nine months of 2023 from $72.9 million in the first nine months of 2022 primarily due to the increase in labor expense, as well as utilities, insurance and repair and maintenance expenses. As a percentage of net revenue, SG&A expense increased to 20.7% in the first nine months of 2023 compared to 20.4% in the same period in 2022.

Depreciation and amortization expense increased to $35.2 million for the nine months ended September 30, 2023 compared to $32.2 million for the same prior year period, due to new assets placed into service with the ongoing renovation at Atlantis.

During the first nine months of 2023, we recognized $4.1 million in professional service fees relating to our construction litigation and $1.2 million in proceeds from a sale of COVID closure related insurance claim. During the first nine months of 2022, we recognized $6.5 million in professional services fees relating to our construction litigation.

During the first nine months of 2023, we expensed $1.7 million of interest, net of interest income. During the first nine months of 2022, we expensed $1.1 million of interest and amortized $1.1 million in deferred loan costs. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Cash paid for capital expenditures for the nine-month periods ended September 30, 2023 and 2022 totaled $34.6 million and $40.5 million, respectively. During the nine-month period ended September 30, 2023, our capital expenditures related primarily to the redesign and upgrade of hotel rooms in the second tower at Atlantis, re-carpeting the casino floor at Atlantis and the acquisition of gaming, and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. During the nine-month period ended September 30, 2022 our capital expenditures related primarily to the redesign and upgrade of hotel rooms in the original tower at Atlantis, the new upscale retail shop at Atlantis and the acquisition of gaming and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. Capital expenditures during each of the first nine months of 2023 and 2022 were funded primarily from operating cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facility.

For the nine months ended September 30, 2023, net cash provided by operating activities totaled $134.4 million, compared to net cash provided by operating activities of $106.2 million in the same prior year period. This increase was primarily a result of the decrease in income tax receivable as a result of receipt of an income tax refund, increase in depreciation expense and change in working capital.

Net cash used in investing activities totaled $34.6 million and $40.5 million during the nine months ended September 30, 2023 and 2022, respectively. Net cash used in investing activities during the first nine months of 2023 consisted primarily of cash used for the redesign and upgrade of hotel rooms in the second tower at Atlantis, re-carpeting the casino floor at Atlantis, and the acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first nine months of 2022 consisted primarily of cash used for the redesign and upgrade of hotel rooms in the first tower at Atlantis, the completion of the transformation of part of the Monarch Black Hawk legacy facility, and for acquisition of gaming and other equipment at both properties.

Net cash used in financing activities in the first nine months of 2023 totaled $104.6 million consisting of $107.0 million used for payment of dividends, offset by $1.0 million of borrowings under the Amended Credit Facility, net of the payments to the lender under the Amended Credit Facility and $1.4 million of net proceeds from stock options exercise. Net cash used in financing activities in the first nine months of 2022 totaled $66.0 million and consisted of $63.0 million in principal payments on the credit facility and $6.5 million cash used for purchase of Company stock under the Repurchase Plan partially offset by $3.5 million of net proceeds from stock options exercise.

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

As of September 30, 2023, we had an outstanding principal balance of $8 million under the Amended Credit Facility.

In addition to other customary covenants for a facility of this nature, as of September 30, 2023, we were required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 2.5:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1. As of September 30, 2023, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.05:1 and 14.73:1, respectively.

The interest rate under the Amended Credit Facility is SOFR (the Secured Overnight Financing Rate) plus a margin ranging from 1.00% to 1.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 0.50%. The applicable margins will vary depending on the Company’s leverage ratio. In addition, SOFR-based loans will incur a 0.10% credit adjustment spread due to the conversion from LIBOR to SOFR as the new benchmark rate. As of September 30, 2023, the interest rate was 6.42%, or SOFR plus a 1.00% margin.

The Company’s obligations under the Amended Credit Facility are secured by substantially all of the Company’s assets.

We believe that our anticipated operating cash flow and the $91.4 million available under our Amended Credit Facility as of September 30, 2023 will be sufficient to sustain operations for the twelve months from the filing of this Form 10-Q for the quarter ended September 30, 2023 and fulfill our capital expenditure plans and authorized dividend distributions. However financial, economic, competitive, regulatory, and other factors, many of which are beyond our control, could negatively impact our operations. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

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

As of September 30, 2023, we had $8 million of outstanding balance under our Amended Credit Facility. A hypothetical 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at September 30, 2023, would have resulted in a change in our annual interest cost of approximately $0.1 million. See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

We have not entered into derivative financial instruments for trading or speculative purposes.

We do not have any cash or cash equivalents as of September 30, 2023 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: November 6, 2023	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)