Form 10-K
period 2023-12-31
MONARCH CASINO & RESORT INC
filed 2024-02-28
CIK 907242

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ⌧

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2023 (the last business day of the registrant's most completed second fiscal quarter), based on the closing price as reported on The Nasdaq Stock Market (SM) of $70.45 per share, was $1.051billion.

As of February 28, 2024, the registrant had 18,973,479 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2024 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Atlantis Casino Resort Spa

The Atlantis is located approximately three miles south of downtown in the generally more affluent area of Reno, Nevada. The Atlantis features approximately 61,000 square feet of casino space; 817 guest rooms and suites; eight food outlets; two gourmet coffee and pastry bars and one snack bar; a 30,000 square-foot health spa and salon with an enclosed year-round pool; one retail outlet offering clothing and gift shop merchandise; an 8,000 square-foot family entertainment center; and approximately 52,000 square feet of banquet, convention and meeting room space. The casino features approximately 1,200 slot and video poker machines; approximately 33 table games, including blackjack, craps, roulette, and others; a race and sports book; a 24-hour live keno lounge; and a poker room. The Atlantis also offers a mobile race and sports betting app which is available to patrons who are physically located within the state of Nevada.

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

The Atlantis hotel rooms feature high end design and furnishings as well as nine-foot ceilings, which create an open and spacious feel. The third hotel tower features a waterfall with an adjacent year-round swimming pool in a climate-controlled glass enclosure, which shares an outdoor pool deck with a seasonal outdoor swimming pool and year-round whirlpool. The Salon at Atlantis is a full-service salon overlooking the third-floor sundeck and outdoor seasonal swimming pool and offers salon-grade products and treatments for hair, nails and skincare for both men and women. Our Spa Atlantis is a high-end health spa located adjacent to the swimming area that offers treatments and amenities unique to our market. The hotel rooms on the spa floor feature décor that is themed consistent with the spa. The hotel features glass elevators that rise the full 19 and 28 stories of the respective towers providing panoramic views of the Reno area and the Sierra Nevada mountain range.

The average occupancy rate, average daily room rate (“ADR”) and revenue per available room (“REVPAR”), calculated by dividing total hotel revenue by total rooms available, at the Atlantis for the following periods were:

	Year Ended December 31,
	2023	2022	2021
Occupancy rate	84.50%	83.30%	82.10%
ADR	$157.64	$158.54	$123.18
REVPAR	$149.99	$149.11	$114.85

We continually monitor and adjust hotel room rates based upon demand and other competitive factors.

Restaurants and Dining. The Atlantis has eight restaurants, two gourmet coffee bars and one snack bar as described below:

●	The 475-seat, Toucan Charlie’s Buffet & Grille, which offers a wide variety of food selections from around the globe including a carving station, live action Pho and Mongolian Bar-b-que, made-to-order salads, artisan charcuterie with a variety of imported and domestic cheeses, and an expansive array of desserts from our in-house bakery including house-made gelato;
●	The 160-seat Atlantis Steakhouse, a fine dining destination featuring Allen Brothers prime steaks from Chicago, fresh seafood, and numerous tableside presentations of classic steakhouse dishes;
●	The Bistro Napa, featuring creative wine country cuisine served in a 140-seat main dining room with a central wine cellar and an adjacent upscale 60-seat lounge;
●	The Oyster Bar on the Sky Terrace offering pan roasts made-to-order, fresh seafood, cioppino, house made chowder and bisques;
●	Sushi Bar serving creative, made-to-order sushi rolls with a wide variety of raw and cooked options, all offered in all-you-care-to-eat lunch and dinner settings.

The Oyster and Sushi Bar Restaurant can accommodate a combined total of up to 140 guests;

●	The 178-seat Purple Parrot coffee shop, which serves breakfast and American comfort food 24 hours a day;
●	The 92-seat Red Bloom Asian kitchen, featuring a modern twist on authentic Asian dishes inspired by the Far East, including flavorful preparations from China, Japan, Korea, Singapore, Thailand and Vietnam;
●	The 170-seat Manhattan Deli featuring authentic New York deli favorites like matzo ball soup, piled high sandwiches, salads, house made soups, bagels and lox, New York style pizza and famous New York cheesecake;
●	Two gourmet coffee bars offering specialty coffee drinks, “grab and go” sandwiches, house made gelato and freshly baked pastries; and
●	The Chicago Dogs Eatery, a snack bar, serving Chicago-style hot dogs, pizza, ice cream and arcade-style refreshments.

The Sky Terrace. The Sky Terrace is a unique structure with a diamond-shaped, blue glass body suspended approximately 55 feet, and spanning 160 feet across South Virginia Street, Reno’s main thoroughfare. The Sky Terrace connects the Atlantis with parking on our 16-acre site across South Virginia Street. The structure rests at each end on two 100-foot tall Grecian columns with no intermediate support pillars. The interior of the Sky Terrace houses the Oyster and Sushi Bar Restaurant, a video poker bar, banks of slot machines and a lounge area.

The Monarch Casino Resort Spa Black Hawk

Monarch Black Hawk features approximately 60,000 square feet of casino space; approximately 1,000 slot machines; approximately 43 table games; a live poker room; a keno counter and a sports book. The resort also includes 10 bars and lounges, a gourmet coffee bar as well as four dining options: a twenty-four-hour full-service restaurant, 250-seat buffet-style restaurant, the Monarch Chophouse (a fine-dining steakhouse), and Bistro Mariposa (elevated Southwest cuisine). The resort offers 516 guest rooms and suites, banquet and meeting room space, a retail store, a concierge lounge and an upscale spa and pool facility located on the top floor of the tower. The resort is connected to a nine-story parking structure with 1,350 parking spaces, and valet parking, with total property capacity of approximately 1,500 spaces. The Monarch Black Hawk also offers a mobile sports betting app which is available to patrons who are physically located within the state of Colorado.

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

The average occupancy rate, ADR and REVPAR at the Monarch Black Hawk for the following periods were:

	Year Ended December 31,
	2023	2022	2021
Occupancy rate	79.90%	75.10%	67.90%
ADR	$195.20	$201.92	$182.78
REVPAR	$168.78	$164.91	$132.75

Quality. The property is established as a high-quality gaming resort in Colorado for gaming, dining and lodging.

Higher Tier Play. Through its superior product and service, the property is designed to attract and retain the highest tier guests in the Colorado market.

Restaurants and Dining. Currently, the Monarch Black Hawk has four restaurants and a gourmet coffee bar, as described below:

●	The 250-seat Monarch Buffet, which offers a wide variety of food selections from around the globe including a carving station, live action Pho and Mongolian Bar-b-que, artisan charcuterie, and an expansive array of desserts;
●	The 160-seat 24/7 restaurant, where guests can savor contemporary American and Asian cuisine 24 hours a day in a sophisticated yet comfortable atmosphere with an emphasis on fresh flavors and quality ingredients;
●	The 110-seat Monarch Chophouse, a fine dining destination featuring 28-day aged USDA prime cuts of beef chosen for their superior marbling and flavor, fresh seafood, and Colorado lamb in an elegant atmosphere with unsurpassed service and attention to detail;
●	The 180-seat Bistro Mariposa, showcasing modern Latin-inspired cuisine, the finest high-end tequilas and Colorado craft beers; and
●	Java, etc., a gourmet coffee bar offering specialty coffee drinks, “grab and go” sandwiches, house made gelato and freshly baked pastries.

Acquisition, Improvements and Additional Expansion Potential

We seek to identify and evaluate strategic expansion and acquisition opportunities through market and detailed financial analyses. We develop overall master plans and then aim to execute each phase of the master plan after re-evaluation of the current market conditions and comparison against other capital investment opportunities.

We have continuously invested in upgrading our facilities. Capital expenditures were $51.4 million in 2023, $48.4 million in 2022 and $37.8 million in 2021. During the last three years, capital expenditures related primarily to: the transformation of part of the Monarch Black Hawk legacy facility; the major redesign and upgrade of all hotel rooms in the first and second towers and complete renovation of the high-end suites on the top floors of the third hotel tower at Atlantis; the redesign and upgrade of the Oyster and Sushi Bar Restaurant located in the Sky Terrace at Atlantis; the ongoing capital maintenance spending; and the acquisition of gaming equipment at both of our properties.

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

The Reno/Sparks region is a major gaming and leisure destination with aggregate gaming revenues of approximately $921 million (as reported by the Nevada Gaming Control Board for the twelve months ended December 31, 2023).

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

The Denver metro area is an attractive market with a population of approximately three million and a healthy population growth of 16.5% from 2013 to 2023 (national average is 6.5%). Denver metro area median household income in 2021 was 30% higher than the national average ($90,716 vs. $69,717).

Commercial gaming in Colorado is constitutionally restricted to three mountain towns – Black Hawk, Central City and Cripple Creek – which in 2023 represented 77%, 8% and 15% of total Colorado gaming revenue, respectively (Colorado Division of Gaming statistical summaries). These state constitutional limitations and the scarcity of available and developable land in Black Hawk create a strong barrier to new entries in the gaming market, limiting the threat of potential new competition.

The Black Hawk/Central City area gaming market generated approximately $803 million in gaming revenues for the twelve months ended December 31, 2023, according to the Colorado Division of Gaming.

Our Monarch Black Hawk revenues and operating income are primarily dependent on the level of gaming activity in the Black Hawk market. Leveraging our premium location, product and service, we are determined to continue to grow market share by attracting not only Black Hawk gaming guests, but by introducing our new luxurious resort to attract new guests to the market and our property. Our superior lodging, spa and dining products are predominantly intended to drive gaming revenue.

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

Competition

Reno/Sparks. Gaming competition in the Reno area is intense. Based on information obtained from the December 31, 2023 Gaming Revenue Report published by the Nevada Gaming Control Board, there are approximately 12 casinos in the Reno-Sparks area which each generated more than $12.0 million in annual gaming revenues.

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

Black Hawk. There is strong competition in the concentrated Black Hawk/Central City area gaming market, which includes approximately 21 casinos as of December 31, 2023, according to the Colorado Division of Gaming report.

The Black Hawk and Central City gaming markets are geographically isolated. The only other non-tribal gaming market is Cripple Creek, which is seventy-five miles away. There are two federally recognized tribes in southwest Colorado, both with gaming facilities, and both more than 350 miles from Denver. There have been proposals for the development of Native American racetrack and video lottery terminal casinos throughout the state over the years. On two occasions the owners of the Arapahoe Race Track, southeast of Denver, have funded state wide ballot initiatives to allow casino style gaming at the race track. On both occasions, these measures were voted down by the electorate by wide margins. As of December 31, 2023, none of the proposals have been adopted by the state’s electorate or by the legislature. Should any form of additional gaming be authorized in the Denver metropolitan area, the Black Hawk and Central City markets would be adversely affected.

We believe that the Monarch Black Hawk’s primary competition for visitors comes from other large-scale casinos in the market which offer amenities that appeal to the guests’ entire vacation experience including hotel, broad dining choices, as well as other amenities. We compete for patrons on the basis of the desirability of our location, which is the first casino encountered when entering the area on the main thoroughfare, as well as the attractive setting, friendly and efficient service, quality of our hotel, spa and food and beverage offerings. Our resort offers 516 guest rooms and suites, bars and dining options, banquet and meeting room space, a retail store, a concierge lounge and an upscale spa and pool facility located on the top floor of the tower.

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

Compliance with Environmental Laws

In 2023, the Company did not incur any material capital expenses for maintaining compliance with applicable environmental laws and does not expect to incur such in 2024.

Requirements to comply with environmental laws may have an impact on capital expenditures, earnings, and our competitive position in the future. See Item 1A, “RISK FACTORS.”

Human Capital

As of December 31, 2023, we employed approximately 2,900 employees across both properties.

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

We also believe that the legalization of additional casino gaming in or near any major metropolitan area in the Atlantis’ or Monarch Black Hawk’s key marketing areas could have a material adverse impact on our business. In addition, there have been proposals for the development of Native American, racetrack and video lottery terminal casinos throughout the state of Colorado over the years, although none of the proposals has been adopted by the state’s electorate or legislature. The owners of the Arapahoe Racetrack, southeast of Denver, have funded state wide ballot initiatives to allow casino style gaming at the race track. Both measures were voted down by wide margins. As of December 31, 2023, none of the proposals have been adopted by the state’s electorate or by the legislature. Should any form of additional gaming be authorized in the Denver metropolitan area, Monarch Black Hawk could be adversely affected.

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

RISING OPERATING COSTS AT OUR GAMING PROPERTIES COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS

The operating expenses associated with our properties could increase due to, among other reasons, the following factors:

●	current broad-based inflation on the economy;
●	supply chain issues;
●	changes in federal, state or local tax or regulations, including state gaming rules and regulations or gaming taxes, could impose additional restrictions or increase our operating costs;
●	aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base or attract new customers;
●	increases in costs of labor;
●	expenditures for repairs, maintenance, and to replace equipment necessary to operate our business;
●	our reliance on slot play revenues and any additional costs imposed on us from vendors;
●	availability and cost of the products and services we provide our customers, including food, beverages, retail items, entertainment, hotel rooms and spa;
●	availability and costs associated with insurance;
●	price increases for electricity, natural gas and other forms of energy;
●	adverse impacts of outbreaks of infectious diseases on our business, construction projects, financial condition and operating results;
●	actions by government officials at the federal, state and/or local level with respect to steps to be taken, including, without limitation, temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders, in connection with any infectious disease outbreak;

●	our ability to manage guest safety concerns caused by any infectious disease outbreak;
●	our ability to effectively manage and control expenses during temporary or extended shutdown periods;
●	impact of temporary or extended shutdowns on our ability to maintain compliance with the terms and conditions of our credit facilities and other material contracts;
●	construction factors, including delays, disruptions, availability of labor and materials, increased costs of labor and materials, contractor disagreements, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, building permit issues and other regulatory approvals or issues;
●	ongoing disagreements over costs of and responsibility for delays and other construction related matters with our Monarch Black Hawk general contractor, PCL Construction Services, Inc., including, as previously reported, the litigation against us and liens by such contractor;
●	affirmative and extensive counterclaims for construction defects, breach of contract, breach of warranty, fraud, fraudulent inducement, negligence and other construction related claims that we have filed against the Monarch Black Hawk contractor, PCL Construction Services, Inc., in the above-mentioned litigation in which litigation the parties are currently awaiting the Court’s decision following the trial of the matter in September, October, and November of 2023;
●	our potential need to post bonds or other forms of surety to support our legal remedies;
●	risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems and delays; shortages of materials or skilled labor; environmental, health and safety issues; weather and other hazards, site access matters, and unanticipated cost increases);
●	our ability to generate sufficient operating cash flow to help finance our expansion plans and subsequent debt reduction;
●	changes in laws mandating increases in minimum wages and employee benefits;
●	changes in laws and regulations permitting expanded and other forms of gaming in our key markets;
●	the effects of local and national economic, credit and capital market conditions on the economy in general and on the gaming industry and our business in particular;
●	the effects of labor shortages on our market position, growth and financial results;
●	the potential of increases in state and federal taxation to address budgetary and other impacts of the COVID-19 pandemic or other infectious disease outbreaks;
●	the potential of increased regulatory and other burdens to address the direct and indirect impacts of COVID-19 pandemic or other infectious disease outbreaks; and
●	guest acceptance of our expanded facilities once completed and the resulting impact on our market position, growth and financial results.

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

TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL

Our ability to make payments on and to refinance our indebtedness and to fund future capital expenditures and expansion efforts will depend upon our ability to generate cash. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. On February 1, 2023, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, where it amended and restated in its entirety the Fifth Amended Credit Facility. Our failure to generate sufficient cash flows from operations or to obtain future borrowings may impact our ability to repay our indebtedness as it matures and to fund our other liquidity needs. In such cases, we may have to adopt alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all.

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

In connection with the expansion of the Monarch Black Hawk and the related disputes described above, our general contractor PCL and certain subcontractors have provided Monarch with notice of purported liens against the Monarch Black Hawk and some subcontractors have recorded such liens. An action to enforce such liens against the Monarch Black Hawk was filed in the District Court for Gilpin County, CO, as discussed in more detail herein, which may impact our operations on the property and result in us incurring significant expenses relating to defending against such actions.

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

WE MAY NOT BE ABLE TO PAY OR MAINTAIN DIVIDENDS AND THE FAILURE TO DO SO WOULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Commencing in the second quarter of 2023, we intend to pay an annual cash dividend, payable in quarterly amounts, on our common stock. However, our ability to pay and maintain cash dividends is at the discretion of our board of directors and is based on many factors, including our earnings, liquidity, financial condition, funds from operations, the level of our capital expenditures and future business prospects, our ability to make and finance acquisitions, available acquisition opportunities, anticipated operating cost levels, the level of demand for the products and services offered at our properties, alternate capital deployment opportunities, and any other factors our board of directors considers relevant. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. The failure to pay or maintain dividends could adversely affect the market price of our common stock.

GENERAL RISKS

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

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

In today's increasingly interconnected world, cybersecurity is not just a concern, it's a fundamental responsibility. At Monarch Casino & Resort, Inc., we understand that the security of our digital assets is essential to safeguarding our critical infrastructure, ensuring the confidentiality and integrity of sensitive information, maintaining business continuity, and fostering trust with our stakeholders.

We are developing and implementing a robust and comprehensive cybersecurity program that aligns with industry best practices, regulatory requirements, and our Company’s specific risks in the evolving threat landscape. This program is designed to not only address current challenges but also proactively position us to mitigate future risks and maintain a resilient digital posture.

The foundation of our cybersecurity framework is built on continuous risk management practices. We conduct regular threat assessments, administrative reviews, and vulnerability scans to proactively identify and evaluate cybersecurity risks. Our strategy is developed to be in harmony with our business objectives, incorporating industry best practices, staying abreast of evolving cyber threats, and complying with regulatory standards.

Recognizing the critical role of human factors in cybersecurity, we implement comprehensive education and awareness programs for all employees. These programs are designed to promote safe online practices and encourage prompt incident reporting. Additionally, we conduct phishing simulations and other exercises to measure and improve our employees' ability to recognize and respond to cyber threats effectively.

Our incident response and recovery planning is a key component of our cybersecurity efforts. We have developed and documented an incident response plan that outlines specific procedures for identifying, containing, and remediating cyber incidents. Regular testing of this plan ensures its effectiveness, with adjustments made as necessary. Furthermore, we maintain backups of essential data and systems to enable swift recovery from any cyber incidents.

On the technical front, we deploy a variety of safeguards to protect our systems. These include firewalls, intrusion detection and prevention systems, data encryption, and strict access controls. Regular updates and patches are applied to software and firmware to mitigate known vulnerabilities and strengthen our security posture.

Risk assessment is an ongoing process within our organization. We routinely perform assessments to identify, analyze, and prioritize cybersecurity risks. The outcomes of these assessments directly inform our cybersecurity strategy and guide the allocation of resources.

In response to the recent SEC cybersecurity disclosure rule, we have updated our cybersecurity program to incorporate the requirements to disclose, as appropriate or required and if deemed to be material, such a material incident via a Form 8-K within four (4) business days of determining the occurrence of such a cybersecurity incident.

Management’s Role

Our chief information officer and our security architect are responsible for day-to-day assessing and managing the cybersecurity risk and threats through internal assessment tools as well as third-party control tests, for audits and evaluation against industry standards and regulations.

In addition, we have a management Cybersecurity committee, which is comprised of chief executive officer, chief information officer, corporate director of internal audit and executive vice president of finance. The Cybersecurity committee is responsible to set strategy and ensure our cybersecurity program is consistently evaluated and kept up to date with the latest developments in the cybersecurity.

Board of Directors Oversight

Our board of directors plays a crucial role in overseeing our cybersecurity program. The board receives regular updates on cybersecurity program's status and effectiveness by the Cybersecurity committee. The audit committee oversees the cybersecurity program and provides strategic guidance to management, ensuring that our approach to cybersecurity remains robust, proactive, and aligned with our business needs.

ITEM 2. PROPERTIES

As of December 31, 2023, our properties consist of:

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

As of December 31, 2023, our Amended Credit Facility is secured by liens on substantially all of our real and personal property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock trades on The Nasdaq Stock Market under the symbol MCRI.

Stockholders. As of February 15, 2024, there were approximately 61 stockholders of record of our common stock.

Dividends. Up to December 31, 2022, we have never paid dividends on our common stock. We had used our free cash flow to finance our operating activities, our capital expenditures and to pay down our debt.

On February 7, 2023, the Company’s board of directors authorized a one-time cash dividend of $5.00 per share of its outstanding common stock, payable on March 15, 2023, to stockholders of record of the Company on March 1, 2023. The board of directors also approved, commencing in the second quarter of 2023, a recurring annual cash dividend of $1.20 per outstanding share of Common Stock to be paid in quarterly amounts. In 2023 we paid $5.90 per share of its outstanding common stock. See Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements, Note 13.

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

Unregistered Purchases of Equity Securities

The following table presents the number and average price of shares purchased in each fiscal month of the fourth quarter of fiscal 2023:

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1) (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1, 2023 - October 31, 2023	84,503	$59.46	184,503	2,815,497
November 1, 2023 - November 30, 2023	—	—	—	2,815,497
December 1, 2023 - December 31, 2023	—	—	—	2,815,497
Total	84,503	$59.46	184,503	2,815,497
(1)	This amount represents a repurchase pursuant to our Repurchase Plan, see Note 8. STOCK REPURCHASE PLAN.
(2)	In December 2023, under the authority of the Repurchase Plan, the Company purchased 84,503 shares at average price between $59.23 and $59.99 per share on the open market.

STOCK PERFORMANCE GRAPH

The following chart reflects the cumulative total shareholder return (change in stock price plus reinvested dividends) of a $100 investment in our common stock from the five-year period from December 31, 2018 through December 31, 2023, in comparison to the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s 1500 Casinos & Gaming Index. The comparisons are not intended to forecast or be indicative of possible future performance of our common stock.

The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Total Return Performance
Monarch Casino & Resort, Inc.
S&P 500 Index
S&P 1500 Casinos & Gaming Index
Index Value
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Monarch Casino & Resort, Inc.	100.00	127.29	160.51	193.89	201.60	196.32
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P 1500 Casinos & Gaming Index	100.00	150.30	173.56	171.00	135.35	156.34

Source: S&P Global Market Intelligence

© 2024

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

During the fourth quarter ended December 31, 2023, the Company purchased 84,503 shares of Company’s common stock on the open market under the Repurchase Plan. As of December 31, 2023, we have an authorization to purchase up to 2,815,497 shares under the Repurchase Plan.

ITEM 6. RESERVED

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

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) regarding our expectations and beliefs concerning the cost, financing and impact of our Monarch Black Hawk Expansion; future expansion and acquisition opportunities; positioning of our properties to benefit from future macro and local economic growth; business prospects; business strategies and outlook; competitive advantages and sources of competition; marketing strategy; approvals and licensing requirements; employee relations; capital requirements; anticipated source of funds and adequacy of such funds to meet our debt obligations and capital requirements; financial condition, legal matters and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-K, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made. Example of forward-looking statements include, among others, statements we make regarding: (i) our belief that we have sufficient liquidity to fund our operations and any remaining renovation projects, litigation costs and ongoing capital expenditures; (ii) our belief that our business is well-positioned to benefit from the continued gaming industry expansion after the pandemic; (iii) our expectation regarding the availability of future acquisition opportunities; (iv) our beliefs regarding the quality of our products and guest services in Reno and Black Hawk; (v) our expectations regarding our guests' acceptance of the expanded casino, new hotel and enhanced amenities at Monarch Casino Resort Spa Black Hawk; (vi) our expectations regarding our future position in, and share of, the high-end segment of the market and the quality of service we provide to our guests; (vii) our expectations regarding the litigation relating to the construction of the Monarch Black Hawk expansion and related liens recorded by the general contractor and certain subcontractors against the Monarch Black Hawk; (viii) our belief regarding the proximity that the Reno-Sparks Convention Center will have for the Atlantis and the normalization of the convention business to pre-pandemic levels; (ix) the continuing strength of our balance sheet and our expected free cash flow; (x) our expectations regarding continuing our dividend payments in the future; (xi) our belief regarding the appeal of the locations of our properties to certain segments of our customers; and (xii) our expectations regarding broad-based employment growth in the Reno market. Actual results and future events and conditions may differ materially from those described in any forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

●	our ability to successfully implement our business and growth strategies;
●	our ability to successfully defend against and remove the liens recorded against the Monarch Black Hawk by the general contractor and certain subcontractors with respect to the expansion and renovation of the property;
●	access to available and reasonable financing on a timely basis;
●	our ability to maintain strong working relationships with our regulators, employees, lenders, suppliers, insurance carriers, customers, and other stakeholders;
●	impact of any uninsured losses;

●	changes in guest visitation or spending patterns due to health or other concerns;
●	construction factors, including delays, disruptions, availability of labor and materials, increased costs of labor and materials, contractor disagreements, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, building permit issues and other regulatory approvals or issues;
●	ongoing disagreements over costs of and responsibility for delays and other construction related matters with our Monarch Black Hawk general contractor, PCL Construction Services, Inc., including, as previously reported, the litigation against us by such contractor;
●	affirmative and extensive counterclaims for construction defects, breach of contract, breach of warranty, fraud, fraudulent inducement, negligence and other construction related claims that we have filed against the Monarch Black Hawk contractor, PCL Construction Services, Inc., in the above-mentioned litigation in which litigation the parties are currently awaiting the Court’s decision following the trial of the matter in September, October, and November of 2023;
●	our potential need to post bonds or other forms of surety to support our legal remedies;
●	risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems and delays; shortages of materials or skilled labor; environmental, health and safety issues; weather and other hazards, site access matters, and unanticipated cost increases);
●	changes in laws mandating increases in minimum wages and employee benefits;
●	changes in laws, rules and regulations permitting expanded and other forms of gaming in our key markets;
●	the effects of labor shortages on our market position, growth and financial results;
●	current broad-based inflation on the economy, including wage inflation;
●	the potential of increases in state and federal taxation to address budgetary and other impacts of the COVID-19 pandemic;
●	the potential of increased regulatory and other burdens to address the direct and indirect impacts of the spread of infectious diseases, including COVID-19 pandemic;
●	guest acceptance of our expanded facilities at Monarch Black Hawk and the resulting impact on our market position, growth and financial results;
●	competition in our target market areas;
●	our dependence on two resorts;
●	our ability to realize the anticipated benefits of our expansion and renovation projects, including the Monarch Black Hawk Expansion;
●	our ability to effectively manage expenses to optimize our margins and operating results;
●	risks related to our present indebtedness and future borrowings and our ability to meet our debt obligations and comply with our loan covenants;
●	adverse trends in the gaming industries;
●	changes in patron demographics;
●	general market and economic conditions, including but not limited to, the effects of local and national economic, credit and capital market conditions, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;
●	our ability to generate sufficient operating cash flow to finance our expansion plans and fund working capital;
●	the impact of rising interest rates and our ability to refinance debt as it matures at commercially reasonable rates or at all;
●	disruptions and shortages in the supply chain;
●	ability of large stockholders to influence our affairs;
●	our dependence on key personnel;
●	the availability of adequate levels of insurance;
●	changes in federal, state, and local laws, rules and regulations, including environmental and gaming licenses or legislation and regulations;
●	our ability to comply with existing laws and regulations to which we are subject;

●	our ability to obtain and maintain gaming and other governmental licenses and regulatory approvals;
●	any violations by us of the anti-money laundering laws;
●	cybersecurity risks, including misappropriation of customer information or other breaches of information security;
●	impact of natural disasters, severe weather, terrorist activity and similar events;
●	competitive environment, including increased competition in our target market areas;
●	increases in the effective rate of taxation at any of our properties or at the corporate level;
●	our ability to successfully estimate the impact of accounting, tax and legal matters;
●	risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports;
●	the effects of macro and micro economic conditions on employment growth in the economy in general;
●	the effects of labor shortages on our ability to grow our business and to expand our market share in each of our key markets;
●	our ability to generate sufficient cash flow and manage our expenses to deleverage the Company; and
●	the impact of the events occurring in Eastern Europe, including the conflict taking place in Ukraine, and other parts of the world;
●	adverse impacts of the COVID-19 pandemic or other infectious disease outbreak on our business, construction projects, financial condition and operating results;
●	actions by government officials at the federal, state and/or local level with respect to steps to be taken, including, without limitation, temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders, in connection with the COVID-19 pandemic or other infectious disease outbreak;
●	our ability to manage guest safety concerns caused by COVID-19 or other infectious disease outbreak.

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

FACTORS IMPACTING OUR RESULTS OF OPERATIONS

Our operating results may be affected by, among other things, competitive factors, gaming tax increases, mandated minimum wages, the commencement of new gaming operations, renovations at our facilities, general public sentiment regarding travel and public gatherings, overall economic conditions and governmental policies affecting the disposable income of our patrons, public health conditions including both pandemics such as the global coronavirus (COVID-19) pandemic and localized outbreaks of infectious diseases, terrorism and weather conditions affecting our properties, as well as those matters discussed in Item 1A. “RISK FACTORS” above.

The following significant factors and trends should be considered in analyzing our operating performance:

Atlantis: We continuously upgrade our property. With quality gaming, hotel and dining products, we believe the Atlantis is well positioned to benefit from future macro and local economic growth. Reno remains a healthy local-oriented market, but at the same time a very competitive market. The market’s employment growth is broad based and we expect this positive indicator will support the continued strength of our business at Atlantis. At the same time, the tight employment environment has created labor challenges, including wage inflation, which we are actively managing. In addition, we are facing additional competition from the continued growth of California tribal gaming and an extremely competitive promotional environment in Northern Nevada. The increase in the labor costs and the other inflationary pressures, combined with continued aggressive marketing programs by our competitors, has applied pressure on Atlantis’ revenue growth, operating costs and profit margins.

Monarch Casino Resort Spa Black Hawk: Monarch Black Hawk is the first property encountered by visitors arriving from Denver and other major population centers via Highway 119. The Denver metro economy remains strong with higher than the national average per capita personal income. At the beginning of 2022, we completed the master planned renovation and expansion, transforming the property into a world-class resort. Monarch Black Hawk is positioned to leverage from the expanded operation, and take advantage of the elimination of betting limits and allowance of new game types in Black Hawk, Colorado, as well as to benefit from the growing state-wide online and retail sports betting. Monarch Black Hawk also is experiencing labor challenges, resulting from the distance to the staffing filter markets of Golden, Colorado and the Denver Metro area and low unemployment at those markets. We continue to attract high value players from across Colorado’s Front Range, who had previously tended to travel to other markets, such as Las Vegas, for a high-end casino entertainment experience. We believe that the quality of our expanded product and exceptional guest service will meet the demand of the high-end segment of the market and will grow revenue and accelerate market share.

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

RESULTS OF OPERATIONS

Monarch Casino Resort Spa Black Hawk Expansion

Our financial results for the years ended December 31, 2023, 2022 and 2021 were positively impacted by the phased opening and ramp up of operations at our newly transformed Monarch Black Hawk. The opening began in the fourth quarter of 2020. The new hotel, including a spa and pool on the top floor, were fully opened to the public in the first quarter of 2021. In May 2021, we opened our new poker room and in mid-December 2021 we opened our new sportsbook, lounge and bar and additional casino space at the legacy part of the building. In February 2022, we completed the Monarch Black Hawk expansion with the opening of a new specialty restaurant. With the opening of our expanded casino floor at the beginning of 2021 and the additional casino space at the legacy building in early 2022, we increased the number of slot machines by approximately 300 and table games by 28, compared to the pre-opening of the Monarch Black Hawk expansion active gaming devices.

Comparison of Operating Results for the Years Ended December 31, 2023 and 2022

For 2023, our net income totaled $82.4 million, or $4.20 per diluted share, compared to net income of $87.5 million, or $4.47 per diluted share for the same period of 2022, reflecting a 5.8% decrease in net income and 6.0% decrease in diluted EPS (“Earnings Per Share”). Net income and diluted EPS for the years ended December 31, 2023 and 2022, were impacted by: i) the effective tax rate (24.0% in 2023 and 19.8% in 2022), which varied primarily based on the amount of the excess tax benefit on stock compensation and drove a $4.8 million and $0.24 decrease in net income and diluted EPS, respectively; and ii) higher depreciation expense in 2023 compared to 2022, which drove $3.9 million and $0.19 decrease in net income and diluted EPS, respectively. Net revenue for the years ended December 31, 2023 and 2022 were $501.5 million and $477.9 million, respectively, reflecting an increase of $23.6 million, or 4.9%.

Casino revenue increased 4.3% in the year ended December 31, 2023, compared to the same period of 2022. Casino operating expense as a percentage of casino revenue increased to 36.4% for the year ended December 31, 2023, compared to 35.1% in 2022, primarily due to increases in labor and slots participation expenses, as well as an increase in promotional allowances at both properties.

Food and beverage revenue increased 8.1% in the year ended December 31, 2023 over the same period in 2022, due to a 5.6% increase in average revenue per cover combined with a 2.4% increase in covers. Food and beverage operating expense as a percentage of food and beverage revenue in the year ended December 31, 2023 was 72.4% compared to 75.5% over the same period in 2022. Food and beverage operating expense as a percentage of food and beverage revenue decreased as a result of cost efficiency and an increase in average revenue per cover as we were actively aligning menu prices with the food and labor costs.

Hotel revenue decreased 0.3% in the year ended December 31, 2023 over the same period in 2022 due to a decrease in ADR from $175.07 for the year ended December 31, 2022 to $172.56 for the year ended December 31, 2023, offset by higher hotel occupancy of 84.5% in 2023 compared to 79.9% in 2022. RevPAR was $159.20 in 2023 and $153.44 in 2022. Hotel operating expense as a percent of the hotel revenue for the year ended December 31, 2023 was 37.2% compared to 35.8% for the same period in 2022. The decrease in the hotel expense margin was primarily due to the decrease in ADR. The group and convention business is still below the pre-pandemic level.

Other revenue increased 14.9% in 2023 compared to 2022 driven primarily by increases in spa and retail revenues, partially offset by a decline in arcade revenue.

SG&A expense increased to $105.8 million in the year ended December 31, 2023 from $97.6 million in the same period of 2022 due to: i) a $3.8 million increase in salaries, wages and related employee benefits expense; ii) a $1.1 million increase in property taxes; iii) a $1.1 million increase in utility expense; iv) a $1.1 million increase in repairs and maintenance expense; v) a $0.5 million increase in insurance expense; and vi) a $0.6 million increase in other expenses. The increase in expense is primarily a result of the ramp up of the expanded operation at Monarch Black Hawk, as well as inflation related price increases. As a percentage of net revenue, SG&A expense increased to 21.1% in 2023 from 20.4% in 2022.

Depreciation and amortization expense increased to $47.3 million for the year ended December 31, 2023, as compared to $43.4 million for the same period in 2022 primarily due to the addition of assets related to the redesign and upgrade of the hotel rooms at Atlantis and the Oyster and Sushi Bar Restaurant located on the Sky Terrace at Atlantis.

During the year ended December 31, 2023, we recognized $6.9 million in construction litigation expense related to the lawsuit filed by the Monarch Black Hawk Expansion construction project general contractor against the Company and our countersuit against the general contractor and $0.2 million in loss on disposal of assets, offset by $1.2 million net proceeds from a sale of a COVID closure related insurance claim. During the year ended December 31, 2022, we recognized $7.3 million in construction litigation expense related to the lawsuit filed by the Monarch Black Hawk Expansion construction project general contractor against the Company and our countersuit against the general contractor, offset by $0.1 million of gain on disposed assets and $0.1 million of insurance claims proceeds. These expenses are included in Other operating items, net in the Consolidated Statements of Operations.

During the year ended December 31, 2023, we decreased the outstanding principal balance under our Amended Credit Facility by $1.5 million to $5.5 million as of December 31, 2023. During 2023 and 2022, we recognized $1.6 million and $2.4 million, respectively, in interest expense, net of interest income. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

Refer to ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests. Capital expenditures during the years ended December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Atlantis	$43,634	$32,058
Monarch Black Hawk	7,762	16,353
	$51,396	$48,411

During the years ended December 31, 2023 and 2022, capital expenditures related primarily to the major redesign and upgrade of all hotel rooms in the first and second towers and complete renovation of the high-end suites on the top floors of the third hotel tower at Atlantis, the redesign and upgrade of the Oyster and Sushi Bar Restaurant located in the Sky Terrace at Atlantis and the acquisition of gaming equipment at both of our properties.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facility.

Operating Activities

For the year ended December 31, 2023, net cash provided by operating activities totaled $173.0 million, an increase of $33.3 million, or 23.8%, compared to the same period of the prior year. This increase was primarily due to a $23.8 million federal income tax refund received from IRS, and a $14.4 million change in working capital, of which $12.8 million is from an increase in accounts payable, primarily construction payable, offset by $5.0 million decrease in net income.

Investing Activities

Net cash used in investing activities totaled $51.2 million and $48.0 million in the years ended December 31, 2023 and 2022, respectively. Net cash used in investing activities during the years ended December 31, 2023 and 2022 consisted primarily of cash used for renovation projects at Atlantis, and for the acquisition of gaming and other equipment at both properties.

Financing Activities

Net cash used in financing activities of $117.2 million in 2023 represented $112.8 million used for payment of dividends, $5.0 million used for the repurchase of Company common stock under the Repurchase Plan and $1.5 million principal payments under the Amended Credit Facility, offset by $2.1 million of proceeds from stock options exercise, net of payroll taxes from net exercises. Net cash used in financing activities of $86.5 million in 2022 represented $83.0 million principal payments under the Amended Credit Facility and $6.5 million used for the for repurchase of Company common stock under the Repurchase Plan, offset by $3.0 million of proceeds from stock options exercise, net of payroll taxes from net exercises.

On January 5, 2023, we received $23.8 million payment from Internal Revenue Service, which included $23.2 million refund and $0.6 million interest income. We expect to receive the rest of the refund in the next few quarters.

We expect that the Company’s cash position in the next several quarters may be negatively impacted by the outstanding construction retention and other payments related to the Monarch Black Hawk Expansion project of $47.6 million, which are reflected in “Construction Accounts Payable” on the balance sheet as of December 31, 2023.

Purchase obligations of materials and supplies used in the normal operation of our business represent approximately $16.3 million as of December 31, 2023 and all are cancelable by us upon providing a 30-day notice.

Amended Credit Facility

On February 1, 2023, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Facility provides for a $100 million line of credit which matures on January 1, 2025.

As of December 31, 2023, the Company had an outstanding principal balance of $5.5 million under the Amended Credit Facility, a $0.6 million letter of credit and $93.9 million remained available for borrowing.

Borrowings under the Amended Credit Facility are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of December 31, 2023, we are required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 4.0:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.15:1. As of December 31, 2023, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.04:1 and 46.18:1.

The interest rate under the Amended Credit Facility is SOFR (the Secured Overnight Financing Rate) plus a margin ranging from 1.00% to 1.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 0.50%. The applicable margins will vary depending on the Company’s leverage ratio. In addition, SOFR-based loans will incur a 0.10% credit adjustment spread due to the conversion from LIBOR to SOFR as the new benchmark rate. As of December 31, 2023, the interest rate was 8.50%, or SOFR plus a 1.00% margin.

We believe that the expected cash flows from operating activities and the $93.9 million available under our Amended Credit Facility as of December 31, 2023 will be sufficient to support our current operations, meet our debt obligations and fulfill our capital expenditure plans for the twelve months from the filing of Form 10-K for the year ended December 31, 2023; however, we are surrounded by uncertainty about financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed the Company’s borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Our current primary market risk exposure is interest rate risk relating to the short-term floating interest rates on borrowings under our Amended Credit Facility. As of December 31, 2023, we had $5.5 million of outstanding debt under our Amended Credit Facility which bears interest at variable rates. A hypothetical 2% increase in the interest rate on the balance outstanding under the Amended Credit Facility on December 31, 2023 would result in an increase in our annual interest cost of approximately $0.1 million. As of December 31, 2023, we have $93.9 million of available borrowing capacity under our Amended Credit Facility.

We do not have any cash or cash equivalents as of December 31, 2023 which are subject to market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Monarch Casino & Resort, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

February 28, 2024

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except shares and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Casino	$282,292	$270,756	$233,413
Food and beverage	126,628	117,156	91,080
Hotel	70,986	71,179	54,374
Other	21,572	18,779	16,510
Net revenues	501,478	477,870	395,377

Operating expenses
Casino	102,771	95,076	75,258
Food and beverage	91,629	88,440	72,684
Hotel	26,434	25,508	22,106
Other	11,469	9,254	7,668
Selling, general and administrative	105,819	97,602	84,427
Depreciation and amortization	47,294	43,433	38,428
Other operating items, net	5,910	7,115	4,929
Total operating expenses	391,326	366,428	305,500
Income from operations	110,152	111,442	89,877

Other expense
Interest expense, net	(1,625)	(2,420)	(4,506)

Income before income taxes	108,527	109,022	85,371
Provision for income taxes	(26,079)	(21,543)	(16,883)
Net income	$82,448	$87,479	$68,488

Earnings per share of common stock
Net income
Basic	$4.28	$4.60	$3.68
Diluted	$4.20	$4.47	$3.53

Weighted average number of common shares and potential common shares outstanding
Basic	19,244	18,996	18,617
Diluted	19,618	19,578	19,427

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$43,361	$38,779
Receivables, net	11,990	9,566
Income taxes receivable	1,006	24,989
Inventories	7,614	7,558
Prepaid expenses	10,995	8,537
Total current assets	74,966	89,429
Property and equipment, net	580,497	578,050
Goodwill	25,111	25,111
Intangible assets, net	299	352
Total assets	$680,873	$692,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt, net	$—	$6,693
Accounts payable	23,092	14,418
Construction accounts payable	47,566	49,957
Accrued expenses	51,812	46,037
Short-term lease liability	897	639
Total current liabilities	123,367	117,744
Deferred income taxes	23,084	23,016
Long-term lease liability	14,021	13,228
Long-term debt	5,500	—
Other long-term liability	1,761	—
Total liabilities	167,733	153,988
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,154,031 shares issued and 19,091,497 outstanding at December 31, 2023; 19,096,300 shares issued and 19,093,676 outstanding at December 31, 2022	191	191
Additional paid-in capital	48,821	40,716
Treasury stock, 62,534 shares at December 31, 2023; 2,624 shares at December 31, 2022	(3,718)	(170)
Retained earnings	467,846	498,217
Total stockholders’ equity	513,140	538,954
Total liabilities and stockholders’ equity	$680,873	$692,942

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2020	18,426,130	$191	$34,498	$342,250	$(8,872)	$368,067
Exercise of stock options, net	338,410	—	2,868	—	4,531	7,399
Stock-based compensation expense	—	—	4,060	—	—	4,060
Net income	—	—	—	68,488	—	68,488
Balance, December 31, 2021	18,764,540	$191	$41,426	$410,738	$(4,341)	$448,014
Exercise of stock options, net	406,641	—	(7,714)	—	10,370	2,656
Restricted stock granted	22,495	—	1,909	—	301	2,210
Purchase of company common stock	(100,000)	—	—	—	(6,500)	(6,500)
Stock-based compensation expense	—	—	5,095	—	—	5,095
Net income	—	—	—	87,479	—	87,479
Balance, December 31, 2022	19,093,676	$191	$40,716	$498,217	$(170)	$538,954
Exercise of stock options, net	76,459	—	358	—	1,130	1,488
Restricted stock granted	5,865	—	271	—	350	621
Purchase of company common stock	(84,503)	—	—	—	(5,028)	(5,028)
Dividend payment	—	—	—	(112,819)	—	(112,819)
Stock-based compensation expense	—	—	7,476	—	—	7,476
Net income	—	—	—	82,448	—	82,448
Balance, December 31, 2023	19,091,497	$191	$48,821	$467,846	$(3,718)	$513,140

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$82,448	$87,479	68,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,294	43,433	38,428
Amortization of deferred loan costs	307	1,541	990
Stock-based compensation - stock options	7,112	5,095	4,060
Stock-based compensation - restricted stock	364	80	—
Provision for bad debts	194	155	245
Loss (gain) on disposition of assets	159	(69)	136
Non-cash operating lease expense	39	9	(16)
Deferred income taxes	68	3,399	6,527
Changes in operating assets and liabilities:
Receivables	(2,618)	(840)	(5,390)
Income taxes receivable	23,983	1,957	(2,052)
Inventories	(56)	(399)	664
Prepaid expenses	(2,458)	(985)	841
Accounts payable	8,674	(4,157)	6,920
Accrued expenses	7,536	3,070	8,262
Net cash provided by operating activities	173,046	139,768	128,103
Cash flows from investing activities:
Proceeds from sale of assets	170	440	22
Change in construction accounts payable	(2,391)	(8,934)	9,120
Acquisition of property and equipment	(49,005)	(39,477)	(46,928)
Net cash used in investing activities	(51,226)	(47,971)	(37,786)
Cash flows from financing activities:
Payroll taxes from net exercise of stock options	(464)	(6,885)	(730)
Proceeds from exercise of stock options	2,573	9,841	8,129
Line-of-credit borrowings	71,500	3,000	—
Line-of-credit payments	(66,000)	(3,000)	—
Principal payments on long-term debt	(7,000)	(83,000)	(92,500)
Payment of dividends	(112,819)	—	—
Purchase of company common stock	(5,028)	(6,500)	—
Net cash used in financing activities	(117,238)	(86,544)	(85,101)

Change in cash and cash equivalents	4,582	5,253	5,216
Cash and cash equivalents at beginning of period	38,779	33,526	28,310
Cash and cash equivalents at end of period	$43,361	$38,779	$33,526

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,968	$1,450	$3,069
Cash paid for income taxes	$25,626	$15,620	$12,410
Cash received - income taxes refunds	$23,758	$—	$—

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

Property and Equipment

Property and Equipment, net consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Land	$34,688	$32,977
Land improvements	11,045	10,939
Buildings	474,724	475,956
Building improvements	100,822	75,858
Furniture and equipment	254,486	249,045
Construction in progress	9,552	7,229
Right of use assets	14,874	13,861
Leasehold improvements	4,245	4,244
	904,436	870,109
Less accumulated depreciation and amortization	(323,939)	(292,059)
Property and equipment, net	$580,497	$578,050

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment is depreciated principally on a straight-line basis over the estimated useful lives as follows:

Land improvements	15	-	40	years
Buildings	30	-	40	years
Building improvements	5	-	40	years
Right of use assets	5	-	40	years
Leasehold improvements	5	-	40	years
Furniture	5	-	10	years
Equipment	3	-	20	years

The Company recorded $47.1 million, $43.3 million and $37.9 million depreciation expense for the years ended December 31, 2023, 2022 and 2021, respectively.

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

For assets to be held and used, the Company reviews fixed assets for impairment indicators at the end of the fiscal year and whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparable, when available. For the years ended December 31, 2023, 2022 and 2021, there were no impairment charges.

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

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations in April 2012. As of December 31, 2023, we had goodwill totaling $25.1 million related to the purchase of Monarch Casino Resort Spa Black Hawk, Inc.

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

As of December 31, 2023, and 2022, the Company had estimated the obligations related to the players’ club program at $8.8 million and $8.0 million, respectively, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheets.

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as casino expense in the accompanying Consolidated Statements of Income. These taxes totaled $62.9 million, $58.5 million and $45.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense, which is included in selling, general and administrative expense in the accompanying Consolidated Statements of Income, was $9.0 million, $9.1 million and $9.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Other Operating items, net

Other operating items, net, in general consist of miscellaneous operating charges. For the year ended December 31, 2023, Other operating items, net, was $5.9 million and included: $6.9 million in professional service fees relating to our construction litigation; and $0.2 million in loss on disposal of assets, offset by $1.2 million net proceeds from a sale of a COVID closure related insurance claim. For the year ended December 31, 2022, Other operating items, net, was $7.1 million and included: $7.3 million in professional service fees relating to our construction litigation, offset by $0.1 million of gain on disposed assets and $0.1 million of insurance claims proceeds. For the year ended December 31, 2021, Other operating items, net, was $4.9 million and included: $5.1 million in professional service fees relating to our construction litigation; $0.1 million in equipment, supplies and employee testing expenses directly attributable to the pandemic for reopening of the properties and incremental to normal operations; and $0.1 million loss on disposal of assets, offset by $0.3 million of litigation proceeds and $0.1 million of insurance claims proceeds.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Years ended December 31,
	2023		2022		2021
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount

Basic	19,244	$4.28	18,996	$4.60	18,617	$3.68
Effect of dilutive stock options	374	(0.08)	582	(0.13)	810	(0.15)
Diluted	19,618	$4.20	19,578	$4.47	19,427	$3.53

The following table represents weighted average number of shares that are antidilutive because the weighted average assumed proceeds per share are greater than the options’ exercise prices:

	Years ended December 31,
	2023			2022			2021
Weighted Average Options to purchase shares of common shares	665,019			555,639			274,741
Weighted Average Proceeds per Share	$69.40	-	$115.32	$70.47	-	$121.40	$76.84	-	$102.01
Expiration dates (month/year)	03/2031-12/2033			12/2030-12/2032			12/2030-12/2031

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

As of the end of each of the years ending December 31, 2023, and 2022, the Company has recorded a reserve of $0.1 million, for gaming and non-gaming receivables.

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

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 31,
	2023	2022
Casino	$9,114	$6,098
Hotel	1,104	1,238
Other	1,870	2,315
	12,088	9,651
Less allowance for doubtful accounts	(98)	(85)
	$11,990	$9,566

The Company calculates an allowance for doubtful accounts to the accounts receivable balance by applying a percentage, estimated by management based on historical aging experience, current economic conditions and management’s expectations of future economic conditions. The Company recorded bad debt expense of $194 thousand, $155 thousand and $245 thousand in 2023, 2022 and 2021, respectively.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $25.1 million at December 31, 2023 and 2022. The Company’s goodwill is related to the acquisition of the Black Hawk property in 2012.

The Company’s finite-lived intangible assets at December 31, 2023 consist of assets related to a cloud computing arrangement related to a hotel management system that is being amortized over 5 years.

Estimated amortization expenses for the years ending December 31, 2024 and 2025 are as follows (in thousands):

Year	Expense
2024	$163
2025	136
Total	$299

In 2023. 2022 and 2021, we recognized amortization expense of $0.2 million, $0.1 million and $0.5 million, respectively. All finite-lived intangible assets related to the acquisition of the Black Hawk property were fully amortized in 2021.

The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

NOTE 4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Accrued salaries, wages and related benefits	$14,433	$13,525
Progressive slot machine and other gaming accruals	22,313	19,339
Accrued gaming taxes	6,896	5,805
Other accrued liabilities	8,170	7,368
	$51,812	$46,037

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

As of December 31, 2023, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (both as defined and discussed in NOTE 12. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The table below presents information related to the lease costs for operating leases during 2023, 2022 and 2021 (in thousands):

	Year ended December 31,
	2023	2022	2021
Short-term lease costs	$297	$287	$382
Long-term lease costs	1,546	1,405	1,432
Total lease costs	$1,843	$1,692	$1,814

When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of its leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. Upon adoption of the new lease standard, incremental borrowing rates used for existing leases were established using the rates in effect as of the lease inception or modification date. The weighted-average incremental borrowing rate of the leases presented in the lease liability as of December 31, 2023 and 2022 was 4.33% each.

The weighted-average remaining lease term of the leases presented in the lease liability as of December 31, 2023 and 2022 was 17.2 and 19.4 years, respectively.

Following is the undiscounted cash flow for the next five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands):

Operating
Leases
Year ending December 31,
2024	$1,520
2025	1,476
2026	1,396
2027	1,403
2028	1,408
Thereafter	14,032
Total minimum lease payments	21,235
Less: amount of lease payment representing interest	(6,317)
Present value of future minimum payments	14,918
Less: current obligations under leases	(897)
Long-term lease obligations	$14,021

Cash paid related to the operating leases presented in the lease liability for the twelve months ended December 31, 2023, 2022 and 2021 were $1.5 million, $1.4 million and $1.5 million, respectively.

In addition, we lease gaming equipment and paid $2.7 million in the year ending December 31, 2023 and $2.5 million in each of the years ended December 31, 2022 and 2021. The lease cost is included in the operating expenses.

NOTE 6. LONG-TERM DEBT

On February 1, 2023, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Facility provides for a $100 million line of credit which matures on January 1, 2025.

As of December 31, 2023, the Company had an outstanding principal balance of $5.5 million under the Amended Credit Facility, a $0.6 million letter of credit and $93.9 million remained available for borrowing.

Borrowings under the Amended Credit Facility are secured by liens on substantially all of the Company’s real and personal property.

In addition to other customary covenants for a facility of this nature, as of December 31, 2023, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 2.5:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1. As of December 31, 2023, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.04:1 and 46.18:1.

The interest rate under the Amended Credit Facility is SOFR (the Secured Overnight Financing Rate) plus a margin ranging from 1.00% to 1.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 0.50%. The applicable margins will vary depending on the Company’s leverage ratio. In addition, SOFR-based loans will incur a 0.10% credit adjustment spread due to the conversion from LIBOR to SOFR as the new benchmark rate. As of December 31, 2023, the interest rate was 8.50%, or SOFR plus a 1.00% margin.

NOTE 7. TAXES

Income Taxes

The Company’s income tax provision (benefit) consists of the following (in thousands):

	Years ended December 31,
	2023	2022	2021
Federal	$23,312	$16,379	$10,091
State	2,699	1,765	265
Current tax provision	26,011	18,144	10,356
Federal	(21)	3,009	4,836
State	89	390	1,691
Deferred tax provision	68	3,399	6,527
Total tax provision	$26,079	$21,543	$16,883

In conformity with the ASC Topic 718, Compensation-Stock Compensation: Improvements to Employee Share-based Payment Accounting (ASU 2016-09), all excess tax benefits and deficiencies are recognized as income tax expense (income tax benefit) in the Company’s Consolidated Statement of Income. This may result in increased volatility in the Company’s effective tax rate.

The income tax provision differs from that computed at the federal statutory rate as follows:

	Years ended December 31,
	2023	2022	2021
Federal tax at the statutory rate	21.00%	21.00%	21.00%
State tax (net of federal benefit)	1.96%	1.58%	1.47%
Permanent items	1.85%	1.47%	0.38%
Tax credits	(0.35)%	(0.36)%	(0.25)%
Excess tax benefits on stock-based compensation	(0.41)%	(4.31)%	(3.14)%
Change in Tax Rate and Apportionment	0.02%	(0.02)%	0.34%
Other	(0.04)%	0.40%	(0.02)%
	24.03%	19.76%	19.78%

The effective tax rate varies year-over-year primarily based on the amount of the excess tax benefit on stock compensation. In 2023, 2022 and 2021, the Company recorded against the tax expense $0.4 million, $4.7 million and $2.7 million tax benefit for employee stock-based compensation, respectively. In 2023, the effective tax rate is greater than the federal statutory tax rate of 21% primarily as a result of state tax and permanent items of $2.1 million and $2.0 million, respectively. In 2022 and 2021, the effective tax rate is below the statutory rates due primarily to excess tax benefits on stock compensation.

The components of the deferred income tax assets and liabilities at December 31, 2023 and 2022, as presented in the consolidated balance sheets, are as follows (in thousands):

	2023	2022
DEFERRED TAX ASSETS
Stock-based compensation	$3,489	$2,613
Compensation and benefits	761	817
Accrued expenses	701	472
Right of use lease liability	3,513	3,247
Federal deduction on state taxes	429	410
Bad debt reserves	17	13
Other reserves	95	67
NOLs & credit carry-forwards	498	636
Deferred income tax asset	$9,503	$8,275
DEFERRED TAX LIABILITIES
Prepaid expenses	$(1,907)	$(1,811)
Fixed assets and depreciation	(27,103)	(26,173)
Right of use asset	(3,490)	(3,249)
Base stock	(87)	(58)
Deferred income tax liability	$(32,587)	$(31,291)

NET DEFERRED INCOME TAX LIABILITY	$(23,084)	$(23,016)

As of December 31, 2023, the Company has state net operating loss (“NOL”) carryforwards of $10.9 million. The Company has utilized all federal NOL carryforwards. The state NOL carryforwards expire in 2030 through 2040.

The state NOL of $10.9 million, acquired as part of the Monarch Black Hawk acquisition, is subject to Internal Revenue Code change of ownership limitations. Accordingly, future utilization of the carryforwards is subject to an annual base limitation of $1.25 million that can be applied against future taxable income.

The Company acquired NOLs of Monarch Black Hawk generated in tax years 2000 through 2012. The statute of limitation for assessment for these NOL years is determined by reference to the year the NOL is used to reduce taxable income. Consequently, the separate returns that included Monarch Black Hawk for 2008 through 2012 remain subject to examination by taxing authorities. The Company’s income tax returns from 2020 forward are subject to examination by the taxing authorities.

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

No uncertain tax positions were recorded as of December 31, 2023, 2022 and 2021. No change in uncertain tax positions is anticipated over the next twelve months.

No interest expense or penalties for uncertain tax positions were recorded for years ended December 31, 2023, 2022 and 2021.

NOTE 8. BENEFIT PLANS

Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 100% of their pre-tax compensation, but not more than the statutory limits. The Company’s matching contributions were approximately $860 thousand, $770 thousand, and $611 thousand for years ended December 31, 2023, 2022 and 2021, respectively.

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

The maximum aggregate number of shares which may be issued pursuant to all awards under the 2014 Plan, and the Amendment No. 1 and Amendment No. 2 to the 2014 Plan includes 3,400,000 new shares plus the shares available for grant or subject to outstanding awards under the predecessor plans. The share reserve as of December 31, 2023 is 502,674. By its terms, the 2014 Plan will expire in May 2024 after which no options may be granted unless the 2014 Plan is amended or replaced.

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

A summary of the stock option activity as of and for the year ended December 31, 2023 is presented below:

		Weighted Average
			Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Stock Options	Shares	Price	Term		Value
Stock Option Shares outstanding at beginning of period	1,589,370	$51.12	—		—
Stock Option Shares granted	394,301	69.29	—		—
Stock Option Shares exercised	(90,103)	37.34	—		—
Stock Option Shares forfeited	(116,664)	63.58	—		—
Stock Option Shares expired	(3,334)	33.03	—		—
Stock Option Shares outstanding at end of period	1,773,570	55.07	6.8	yrs.	$27,531,125
Stock Option Shares exercisable at end of period	850,575	$40.11	4.7	yrs.	$24,721,434

A summary of the status of the Company’s nonvested stock option shares as of, and for the year ended, December 31, 2023 is presented below:

		Weighted-Average
		Grant Date Fair
Nonvested Stock Option Shares	Shares	Value
Nonvested at January 1, 2023	907,993	$25.75
Granted	394,301	31.60
Vested	(262,635)	20.44
Forfeited	(116,664)	24.17
Nonvested at December 31, 2023	922,995	$29.96

Expense Measurement and Recognition

The Company recognizes stock-based compensation for all current stock option award grants and for the unvested portion of previous stock option award grants based on grant date fair values. Unrecognized costs related to all stock option awards outstanding at December 31, 2023 totaled approximately $20.1 million and is expected to be recognized over a weighted average period of 2.7 years.

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

	Year ended December 31,
	2023	2022	2021
Weighted average expected volatility for options granted	49.08%	48.54%	45.72%
Expected dividends	1.72%	—	—
Expected life (in years)
Directors’ plan	5.18	4.15	3.90
Executives plan	5.63	5.63	5.38
Employees plan	4.26	4.22	4.20
Weighted average risk-free rate	4.08%	3.62%	0.93%

Weighted average grant date fair value per share of options granted	$31.60	$31.86	$26.37
Total fair value of shares vested	$5,367	$3,452	$5,389
Total intrinsic value of options exercised	$3,113	$28,156	$16,028
Cash received for all stock option exercises	$3,365	$18,846	$10,435
Tax benefit realized from stock awards exercised	$654	$5,913	$3,366

The risk-free interest rate is based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options and expected volatility are based on Company’s historical data.

Reported stock-based compensation expense was classified as follows (in thousands) and it is included in the Operating expenses in the Consolidated Statement of Income:

	For the Year ended December 31,
	2023	2022	2021
Casino	$354	$273	$236
Food and beverage	163	142	125
Hotel	268	214	191
Selling, general and administrative	6,691	4,466	3,508
Total stock-based compensation, before taxes	7,476	5,095	4,060
Tax benefit	(1,570)	(1,070)	(853)
Total stock-based compensation, net of tax	$5,906	$4,025	$3,207

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

In December 2023, the Company purchased 84,503 shares of Company’s common stock on the open market under the Repurchase Plan. As of December 31, 2023, we have authorization to purchase up to 2,815,497 shares under the Repurchase Plan.

After the balance sheet date and through the filing of Form 10-K for the year ended December 31, 2023, the Company purchased 123,958 shares of Company’s common stock on the open market under the Repurchase Plan at an average price of $68.55 per share.

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

Monarch filed its answer and counterclaims to PCL’s second amended complaint in the Gilpin Lawsuit on July 15, 2021, but a trial of the matter has not been set. Monarch has also filed answers to all cross claims due to date, denying the claimants’ rights to relief. Monarch anticipates filing further answers to additional cross claims, also denying the claimants’ rights to relief. The case remains stayed, however, pending the outcome of the First Denver Lawsuit, Case No. 2019CV33368. We are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

On February 9, 2023, Monarch Growth, Inc., Monarch Casino & Resort, Inc. and Monarch Black Hawk, Inc. filed a complaint in District Court, City and County of Denver, Colorado, against PCL, in connection with the Company’s now completed expansion of the Monarch Casino Resort Spa Black Hawk. The case is captioned Monarch Growth Inc., et al., v. PCL Construction Services, Inc., Case No. 2023CV30458 (the “Second Denver Lawsuit”). The complaint alleges, among other things, that PCL breached the construction contract, duties of good faith and fair dealing, and implied and express warranties based on defective and/or nonconforming construction work at the project, and includes claims for monetary damages as well as equitable and declaratory relief.

On April 18, 2023, at the parties’ joint request, the Court ordered the Second Denver Lawsuit stayed for ninety days from the date of the stay order until July 17, 2023. Following the expiration of the stay and the filing of a motion to dismiss by PCL, Monarch amended its complaint in the Second Denver Lawsuit. On September 13, 2023, PCL filed a motion to dismiss Monarch’s amended complaint. The Court denied PCL’s motion to dismiss the amended complaint. We are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

On September 5, 2023, trial commenced in the First Denver Lawsuit in the District Court for the City and County of Denver, Colorado. The bench trial concluded on November 22, 2023, after 28 total court days. PCL and the Company each submitted proposed Findings of Fact, Conclusions of Law and Order for the Court’s consideration on February 7, 2024. The Parties are awaiting a Decision by the Court.

We remain unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any, or determine when the court will resolve the claims currently being tried.

The Company recognized $6.9 million, $7.3 million and $5.1 million in construction litigation expense relating to this lawsuit for the twelve months ended December 31, 2023, 2022 and 2021, respectively, which are included in Other operating items, net on the Consolidated Statements of Operations.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. In 2023, the Company paid $748 thousand for rent and $17 thousand for operating expenses relating to this lease. In 2022, the Company paid $748 thousand for rent and $29 thousand for operating expenses relating to this lease. In 2021, the Company paid $695 thousand for rent and $28 thousand for operating expenses relating to this lease. The right of use asset and lease liability balances as of December 31, 2023, recognized in the Consolidated Balance Sheet, was $9.7 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. The annual rent for the each of the years 2023, 2022 and 2021 was $404 thousand. In addition, the Company paid $51 thousand, $34 thousand and $34 thousand, respectively, for operating expenses related to this lease. The right of use asset and lease liability balances as of December 31, 2023, recognized in the Consolidated Balance Sheet, was $3.2 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by Farahi family stockholders and paid $505 thousand, $468 thousand and $194 thousand for the years ended December 31, 2023, 2022 and 2021, respectively, for such leases.

NOTE 13. DIVIDENDS

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

During 2023, the Company paid a one-time cash dividend of $5.00 per share of its outstanding common stock and three $0.30 cash dividends under the Annual Dividend policy, for a total of $5.90 per share of its outstanding common stock.

On February 14, 2024, the Company announced a cash dividend of $0.30 per share of its outstanding common stock, payable on March 15, 2024, to stockholders of record on March 1, 2024. This cash dividend is part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on such assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Monarch Casino & Resort, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Monarch Casino & Resort, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Monarch Casino & Resort, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

February 28, 2024

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission (“Commission”) in connection with the 2023 Annual Meeting of Stockholders to be held on May 21, 2024. We expect to file the Proxy Statement with the Commission not later than April 10, 2024.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2024 Annual Meeting of Stockholders to be held on May 21, 2024. We expect to file the Proxy Statement with the Commission not later than April 10, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Following is information related to our equity compensation plan.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding securities
	options	options	reflected in column (a))
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,773,570	$55.07	502,674
Equity compensation plans not approved by security holders	—	—	—
Total	1,773,570	$55.07	502,674

Additional information required under this Item is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2024 Annual Meeting of Stockholders to be held on May 21, 2024. We expect to file the Proxy Statement with the Commission not later than April 10, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2024 Annual Meeting of Stockholders to be held on May 21, 2024. We expect to file the Proxy Statement with the Commission not later than April 10, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2024 Annual Meeting of Stockholders to be held on May 21, 2024. We expect to file Proxy Statement with the Commission not later than April 10, 2024.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements

Included in Part II, Item 8 of this report:

a) Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

b) Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021.

c) Consolidated Balance Sheets at December 31, 2023 and 2022.

d) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021.

e) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021.

f) Notes to Consolidated Financial Statements.

(a)(2). Financial Statements Schedules (in thousands)

Schedule II – Valuation of Qualifying Accounts

All other schedules are omitted because they are not applicable, not required or the required information is shown in the financial statements and notes thereto.

Schedule II. - VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at beginning of year	Charged to costs and expenses (F1)	Deductions (F1)	Other	Balance at end of year
2021
Allowance for doubtful accounts	$111	$245	$(174)	$—	$182
2022
Allowance for doubtful accounts	$182	$155	$(252)	$—	$85
2023
Allowance for doubtful accounts	$85	$194	$(181)	$—	$98

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

10.16

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

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Monarch Casino & Resort, Inc. Executive Officer Clawback Policy

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith

+ Denote management contracts or compensatory plans or arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH CASINO & RESORT, INC.

(Registrant)

Date: February 28, 2024	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN FARAHI	Co-Chairman of the Board of Directors	February 28, 2024
John Farahi	Chief Executive Officer (Principal
Executive Officer) and Director

/S/ BOB FARAHI	Co-Chairman of the Board of Directors,	February 28, 2024
Bob Farahi	President, Secretary and Director

/S/ EDWIN S. KOENIG	Chief Accounting Officer (Principal	February 28, 2024
Edwin S. Koenig	Financial Officer and Principal Accounting Officer)

/S/ PAUL ANDREWS	Director	February 28, 2024
Paul Andrews

/S/ YVETTE E. LANDAU	Director	February 28, 2024
Yvette E. Landau

/S/ CRAIG F. SULLIVAN	Director	February 28, 2024
Craig F. Sullivan