Form 10-Q
period 2024-03-31
MONARCH CASINO & RESORT INC
filed 2024-05-07
CIK 907242

c

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,735,440 shares of common stock are outstanding as of May 3, 2024.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Revenues
Casino	$69,436	$66,905
Food and beverage	30,163	29,317
Hotel	16,774	15,471
Other	5,284	4,951
Net revenues	121,657	116,644

Operating expenses
Casino	26,352	25,252
Food and beverage	22,575	21,937
Hotel	5,978	6,390
Other	2,908	2,943
Selling, general and administrative	27,074	25,116
Depreciation and amortization	12,487	11,337
Other operating items, net	473	510
Total operating expenses	97,847	93,485
Income from operations	23,810	23,159

Other income (expense)
Interest income (expense), net	7	(587)

Income before income taxes	23,817	22,572
Provision for income taxes	(5,542)	(4,902)
Net income	$18,275	$17,670

Earnings per share of common stock
Net income
Basic	$0.95	$0.92
Diluted	$0.93	$0.90

Weighted average number of common shares and potential common shares outstanding
Basic	19,284	19,215
Diluted	19,659	19,654

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$39,484	$43,361
Receivables, net	10,265	11,990
Income taxes receivable	—	1,006
Inventories	7,366	7,614
Prepaid expenses	9,347	10,995
Total current assets	66,462	74,966
Property and equipment, net	585,434	580,497
Goodwill	25,111	25,111
Intangible assets, net	258	299
Total assets	$677,265	$680,873
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt, net	$5,500	$—
Accounts payable	21,448	23,092
Construction accounts payable	47,256	47,566
Accrued expenses	50,509	51,812
Income taxes payable	4,536	—
Short-term lease liability	919	897
Total current liabilities	130,168	123,367
Deferred income taxes	23,084	23,084
Long-term lease liability	13,779	14,021
Long-term debt	—	5,500
Other long-term liability	1,321	1,761
Total liabilities	168,352	167,733
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,174,278 shares issued and 18,830,036 outstanding at March 31, 2024; 19,154,031 shares issued and 19,091,497 outstanding at December 31, 2023	192	191
Additional paid-in capital	51,568	48,821
Treasury stock, 344,242 shares at March 31, 2024; 62,534 shares at December 31, 2023	(23,292)	(3,718)
Retained earnings	480,445	467,846
Total stockholders’ equity	508,913	513,140
Total liabilities and stockholders’ equity	$677,265	$680,873

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares, Unaudited)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2024	19,091,497	$191	$48,821	$467,846	$(3,718)	$513,140
Exercise of stock options, net	20,247	1	969	—	—	970
Stock-based compensation expense	—	—	1,778	—	—	1,778
Purchase of company common stock	(281,708)	—	—	—	(19,574)	(19,574)
Dividend payment	—	—	—	(5,676)	—	(5,676)
Net income	—	—	—	18,275	—	18,275
Balance, March 31, 2024	18,830,036	$192	$51,568	$480,445	$(23,292)	$508,913

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2023	19,093,676	$191	$40,716	$498,217	$(170)	$538,954
Exercise of stock options, net	37,965	—	808	—	108	916
Stock-based compensation expense	—	—	1,474	—	—	1,474
Dividend payment	—	—	—	(95,608)	—	(95,608)
Net income	—	—	—	17,670	—	17,670
Balance, March 31, 2023	19,131,641	$191	$42,998	$420,279	$(62)	$463,406

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$18,275	$17,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,487	11,337
Amortization of deferred loan costs	—	307
Stock-based compensation - stock options	1,778	1,474
Provision for bad debts	44	13
(Gain) loss on disposition of assets	(37)	—
Non-cash operating lease expense	8	5
Changes in operating assets and liabilities:
Receivables	1,681	1,549
Income taxes receivable	5,542	28,640
Inventories	248	625
Prepaid expenses	1,648	887
Accounts payable	(1,644)	829
Accrued expenses	(1,743)	(1,802)
Net cash provided by operating activities	38,287	61,534
Cash flows from investing activities:
Proceeds from sale of assets	49	—
Change in construction accounts payable	(310)	(414)
Acquisition of property and equipment	(17,622)	(14,777)
Net cash used in investing activities	(17,883)	(15,191)
Cash flows from financing activities:
Payroll taxes from net exercise of stock options	(38)	(99)
Proceeds from exercise of stock options	1,007	1,015
Line-of-credit borrowings	9,500	61,000
Line-of-credit payments	(9,500)	(10,000)
Principal payments on long-term debt	—	(7,000)
Payment of dividends	(5,676)	(95,608)
Purchase of company common stock	(19,574)	—
Net cash used in financing activities	(24,281)	(50,692)

Change in cash and cash equivalents	(3,877)	(4,349)
Cash and cash equivalents at beginning of period	43,361	38,779
Cash and cash equivalents at end of period	$39,484	$34,430

Supplemental disclosure of cash flow information:
Cash paid for interest	$78	$522

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED MARCH 31, 2024

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

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation, consisting of normal recurring accruals, are reflected in the interim financial statements. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The balance sheet at December 31, 2023, has been derived from the audited consolidated financial statements of the Company at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

As of March 31, 2024, the Company has recorded a reserve of $0.1 million for gaming and non-gaming receivables.

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

Property and Equipment, net:

Property and equipment, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Land	$34,688	$34,688
Land improvements	11,045	11,045
Buildings	474,724	474,724
Building improvements	101,253	100,822
Furniture and equipment	255,276	254,486
Construction in progress	25,725	9,552
Right of use assets	14,646	14,874
Leasehold improvements	4,245	4,245
	921,602	904,436
Less accumulated depreciation and amortization	(336,168)	(323,939)
Property and equipment, net	$585,434	$580,497

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

For assets to be held and used, the Company reviews fixed assets for impairment indicators at the end of the fiscal year and whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparable, when available. For the three-month periods ended March 31, 2024 and 2023, respectively, there were no impairment charges.

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

As of March 31, 2024, we had goodwill totaling $25.1 million related to the purchase of Monarch Black Hawk, Inc.

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

As of March 31, 2024, the Company had estimated the obligations related to the players’ club program at $8.8 million, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheet.

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

For each of the three months ended March 31, 2024 and 2023, Other operating items, net, was $0.5 million and primarily represented professional service fees relating to our construction litigation.

Impact of Recently Adopted Accounting Standards:

The Company has evaluated the recently issued or proposed by the FASB or other standards-setting bodies accounting standards and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s Consolidated Financial Statements.

NOTE 2. ACCOUNTING FOR LEASES

For operating leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of the lease payments over the lease term. Certain of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into its determination of lease payments when appropriate. As permitted by ASC 842, the Company elected not to separate non-lease components from their related lease components.

As of March 31, 2024, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (each as defined and discussed in NOTE 5. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The weighted-average incremental borrowing rate of the leases presented in the lease liability as of March 31, 2024, was 4.33%. There were no new leases entered into in the first quarter of 2024.

The weighted-average remaining lease term of the leases presented in the lease liability as of March 31, 2024, was 17.02 years.

Cash paid related to the operating leases presented in the lease liability for the three months ended March 31, 2024 and 2023, was $0.4 million and $0.3 million, respectively.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
Casino	$134	$153
Food and beverage	(18)	40
Hotel	59	66
Selling, general and administrative	1,603	1,215
Total stock-based compensation, before taxes	1,778	1,474
Tax benefit	(373)	(310)
Total stock-based compensation, net of tax	$1,405	$1,164

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

	Three months ended March 31,
	2024		2023
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	19,284	$0.95	19,215	$0.92
Effect of dilutive stock options	375	(0.02)	439	(0.02)
Diluted	19,659	$0.93	19,654	$0.90

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the weighted assumed proceeds per share as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended March 31, 2024 and 2023, options for approximately 867 thousand and 576 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For each of the three-month periods ended March 31, 2024 and 2023, the Company paid $187 thousand in rent, plus $8 thousand in operating expenses relating to this lease. The right of use asset and lease liability balances as of March 31, 2024, recognized in the Consolidated Balance Sheet, was $9.7 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For each of the three-month periods ended March 31, 2024 and 2023, the Company paid $101 thousand in rent plus $13 thousand and $12 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of March 31, 2024, recognized in the Consolidated Balance Sheet, was $3.2 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders, and paid $132 thousand for each of the three-month periods ended March 31, 2024 and 2023, for such leases.

NOTE 6. LONG-TERM DEBT

On February 1, 2023, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Facility provides for a $100 million line of credit which matures on January 1, 2025.

As of March 31, 2024, the Company had an outstanding principal balance of $5.5 million under the Amended Credit Facility.

In addition to other customary covenants for a facility of this nature, as of March 31, 2024, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 2.5:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1. As of March 31, 2024, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.04:1 and 55.46:1, respectively.

The interest rate under the Amended Credit Facility is SOFR (the Secured Overnight Financing Rate) plus a margin ranging from 1.00% to 1.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 0.50%. The applicable margins will vary depending on the Company’s leverage ratio. In addition, SOFR-based loans will incur a 0.10% credit adjustment spread due to the conversion from LIBOR to SOFR as the new benchmark rate. As of March 31, 2024, the interest rate was 8.5%, or SOFR plus a 1.00% margin.

The Company’s obligations under the Amended Credit Facility are secured by substantially all of the Company’s assets.

NOTE 7. TAXES

For the three months ended March 31, 2024 and 2023, the Company’s effective tax rate was 23.3% and 21.7%, respectively.

Deferred tax assets were evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.

No uncertain tax positions were recorded as of March 31, 2024 and 2023. No change in uncertain tax positions is anticipated over the next twelve months.

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

In the first quarter of 2024, the Company purchased 281,708 shares of its common stock on the open market for an aggregate amount of $19.5 million under its existing Repurchase Plan. As of March 31, 2024, we have an authorization to purchase up to 2,533,789 shares under the Repurchase Plan.

NOTE 9. LEGAL MATTERS

On August 30, 2019, PCL Construction Services, Inc. (“PCL”) filed a complaint in District Court, City and County of Denver, Colorado, against the Company and its Colorado subsidiaries, in connection with the Company’s now completed expansion of the Monarch Casino Resort Spa Black Hawk (the “Project”). The case is captioned PCL Construction Services, Inc. v. Monarch Growth Inc., et al., Case No. 2019CV33368 (the “First Denver Lawsuit”). The complaint alleges, among other things, that the defendants breached the construction contract with PCL and certain implied warranties. On December 5, 2019, the Company filed its answer and counterclaim, which alleges, among other items, that PCL breached the construction contract, duties of good faith and fair dealing, and implied and express warranties, made fraudulent or negligent misrepresentations on which the Company and its Colorado subsidiaries relied, and included claims for monetary damages as well as equitable and declaratory relief.

On September 5, 2023, trial commenced in the First Denver Lawsuit in the District Court for the City and County of Denver, Colorado. The bench trial concluded on November 22, 2023, after 28 total court days. PCL and the Company each submitted proposed Findings of Fact, Conclusions of Law and Order for the Court’s consideration on February 7, 2024. The Parties are awaiting a decision by the Court, and we remain unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any, or determine when the court will resolve the claims the parties tried.

Prior to the trial of the First Denver Lawsuit, on March 26, 2021, PCL filed a mechanics’ lien foreclosure action in the District Court, County of Gilpin, Colorado, against the Company and its Colorado subsidiaries, also in connection with the Project. The case is captioned PCL Construction Services, Inc., v. Monarch Growth Inc., et al., Case No. 2021CV30006 (the “Gilpin Lawsuit”). The complaint essentially mirrors the claims and allegations made by PCL in the First Denver Lawsuit, as described above. The Gilpin Lawsuit includes an additional claim, however, for foreclosure of PCL’s purported mechanics’ lien against the property on which the Monarch Casino Resort Spa Black Hawk is situated (the “Property”). PCL also joined additional parties who may claim a purported lien against the Property, as defendants. Effective May 10, 2021, PCL filed its second amended complaint, joining more such parties as defendants. Many of the Company’s co-defendants have filed cross claims against Monarch for foreclosure of their own mechanics’ liens and related claims, including unjust enrichment.

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

On February 9, 2023, Monarch Growth, Inc., Monarch Casino & Resort, Inc. and Monarch Black Hawk, Inc. filed a complaint in District Court, City and County of Denver, Colorado, against PCL, in connection with the Project. The case is captioned Monarch Growth Inc., et al., v. PCL Construction Services, Inc., Case No. 2023CV30458 (the “Second Denver Lawsuit”). The complaint alleges, among other things, that PCL breached the construction contract, duties of good faith and fair dealing, and implied and express warranties based on defective and/or nonconforming construction work at the project, and includes claims for monetary damages as well as equitable and declaratory relief. Monarch alleges that the claims asserted in the Second Denver Lawsuit were neither known nor reasonably discoverable in time to be included in the First Denver Lawsuit.

Following the filing of a motion to dismiss the Second Denver Action by PCL, Monarch amended its complaint in the Second Denver Lawsuit. On September 13, 2023, PCL filed a motion to dismiss Monarch’s amended complaint. On February 13, 2024, the Court denied PCL’s motion to dismiss the amended complaint. On March 26, 2024, the Court set the Second Denver Lawsuit for a seven-day bench trial to commence on April 7, 2025. The parties have recently begun discovery, and we are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

The Company recognized $0.5 million in construction litigation expense relating to these lawsuits for each of the three months ended March 31, 2024 and 2023, which is included in Other operating items, net on the Consolidated Statements of Income.

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

On March 15, 2024, the Company paid a cash dividend of $0.30 per share of its outstanding common stock, to stockholders of record on March 1, 2024. This cash dividend was part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

On April 17, 2024, the Company announced a cash dividend of $0.30 per share of its outstanding common stock, payable on June 15, 2024, to stockholders of record on June 1, 2024. This cash dividend is part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the impact of the events occurring in the Middle East and the conflict taking place in Israel, as well as those risks discussed in Part I, Item 1A-Risk Factors and throughout Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of our Annual Report on Form 10-K for the year ended December 31, 2023, and in Part II, Item 1A-Risk Factors and elsewhere of this Form 10-Q. In addition, you should consult other disclosures made by us (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in Company press releases) for other factors that may cause actual results to differ materially from those projected by us. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the SEC, and our Annual Report on Form 10-K for the year ended December 31, 2023, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

Atlantis: We continuously upgrade our property. With quality gaming, hotel and dining products, we believe the Atlantis is well positioned to benefit from future macro and local economic growth. Reno remains a healthy local-oriented market, but at the same time a very competitive market. The market’s employment growth is broad based and we expect this positive indicator will support the continued strength of our business at Atlantis. At the same time, the tight employment environment has created labor challenges, including wage inflation, which we continue to actively manage. In addition, we are facing increased competition from the continued growth of California tribal gaming and an extremely competitive promotional environment in Northern Nevada. The increase in the labor costs and the other inflationary pressures, combined with continued aggressive marketing programs by our competitors, has applied pressure on Atlantis’ revenue growth, operating costs and profit margins.

Monarch Black Hawk: Monarch Black Hawk is the first property encountered by visitors arriving from Denver and other major population centers via Colorado State Highway 119. The Denver metro economy remains strong with higher than the national average per capita personal income. At the beginning of 2022, we completed the master planned renovation and expansion, transforming the property into a world-class resort. Monarch Black Hawk is positioned to leverage the expanded operation, the elimination of betting limits and new game types in Black Hawk, Colorado, as well as to benefit from the growing state-wide online and retail sports betting. Monarch Black Hawk also is experiencing labor challenges, resulting from the distance to the staffing filter markets of Golden, Colorado and the Denver Metro area. We continue to attract high value players from across Colorado’s Front Range, who had previously traveled to other markets, such as Las Vegas, for a high-end casino entertainment experience. We believe that the quality of our expanded product and exceptional guest service will meet the demand of the high-end segment of the market and will grow revenue and accelerate market share.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2024 and 2023

For the three months ended March 31, 2024, our net income totaled $18.3 million, or $0.93 per diluted share, compared to net income of $17.7 million, or $0.90 per diluted share for the same period in 2023, reflecting a 3.4% and 3.3% increase in net income and diluted earnings per share, respectively. Net revenues in the three months ended March 31, 2024, totaled $121.7 million, an increase of $5.0 million, or 4.3%, compared to the three months ended March 31, 2023. Income from operations for the three months ended March 31, 2024, totaled $23.8 million compared to income from operations of $23.2 million for the same period in 2023.

Casino revenue increased 3.8% in the first quarter of 2024 compared to the first quarter of 2023. The increase in casino revenue was driven primarily by the continued increase in market share at our property in Black Hawk, partially offset by an increase in promotional allowances. Casino operating expense as a percentage of casino revenue increased to 38.0% for the three months ended March 31, 2024, compared to 37.7% for the three months ended March 31, 2023, primarily due to the increase in labor and slots participation expenses.

Food and beverage revenue for the first quarter of 2024 increased 2.9% compared to the first quarter of 2023 due to a 2.3% increase in food and beverage covers, combined with an increase in food and beverage revenue per cover of 0.6%. Food and beverage operating expense as a percentage of food and beverage revenue in the first quarters of 2024 and 2023 are flat, at 74.8%, as a result of the increase in average check and our efforts to manage costs.

Hotel revenue increased 8.4% in the first quarter of 2024 compared to the same quarter of 2023 primarily as a result of ADR increased by $20.41 ($181.49 in the first quarter of 2024 and $161.08 in the first quarter of 2023). Hotel occupancy decreased to 78.7% during the current year period compared to 82.2% during the first quarter of 2023. RevPAR was $153.42 and $146.58 for the three months ended March 31, 2024 and 2023, respectively, and was impacted by the lower occupancy and a decrease in resort fee revenue. Hotel operating expense as a percentage of hotel revenue decreased to 35.6% in the first quarter of 2024 compared to 41.3% for the comparable prior year period primarily as a result of increase in ADR and improved cost management.

Other revenue increased 6.7% in the first quarter of 2024 compared to the same prior year period primarily due to an increase in spa revenues at both properties.

SG&A expense increased to $27.1 million in the first quarter of 2024 from $25.1 million in the first quarter of 2023 driven primarily by increases in labor expenses, combined with an increase in advertising and promotional expenses. As a percentage of net revenue, SG&A expense increased to 22.3% in the first quarter of 2024 compared to 21.5% in the same period in 2023.

Depreciation and amortization expense increased to $12.5 million for the three months ended March 31, 2024, compared to $11.3 million for the same prior year period, due to new assets placed into service with the ongoing renovation at Atlantis.

During each of the first quarters of 2024 and 2023, we recognized $0.5 million in professional service fees relating to our construction litigation, which are included in Other operating items, net in the Consolidated Statements of Income.

In the first quarter of 2024, our interest expense was offset by the interest income. In the first quarter of 2023, we recognized $0.5 million of interest expense. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Cash paid for capital expenditures for the three-month periods ended March 31, 2024 and 2023 totaled $17.9 million and $15.2 million, respectively. During the three-month period ended March 31, 2024, our capital expenditures related primarily to the redesign and upgrade of hotel rooms in the third tower at Atlantis, and the acquisition of gaming, and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. During the three-month period ended March 31, 2023 our capital expenditures related primarily to the redesign and upgrade of hotel rooms in the second tower at Atlantis, re-carpeting the casino floor at Atlantis and the acquisition of gaming, and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. Capital expenditures during each of the first three months of 2024 and 2023 were funded from cash on hand and operating cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facility.

For the three months ended March 31, 2024, net cash provided by operating activities totaled $38.3 million, compared to net cash provided by operating activities of $61.5 million in the same prior year period. This decrease was primarily a result of the decrease in income tax receivable as a result of receipt of an income tax refund in the first quarter of 2023 and change in working capital, offset by an increase in depreciation expense and increase in net income.

Net cash used in investing activities totaled $17.9 million and $15.2 million during the three months ended March 31, 2024 and 2023, respectively. Net cash used in investing activities during the first three months of 2024 consisted primarily of cash used for the redesign and upgrade of hotel rooms in the third tower at Atlantis and the acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first three months of 2023 consisted primarily of cash used for the redesign and upgrade of hotel rooms in the second tower at Atlantis, re-carpeting the casino floor at Atlantis, and the acquisition of gaming and other equipment at both properties.

Net cash used in financing activities in the first three months of 2024 totaled $24.3 million and consisted of $19.6 million cash used for purchase of Company stock under the Repurchase Plan and $5.7 million used for payment of dividends, partially offset by $1.0 million of net proceeds from stock options exercise. Net cash used in financing activities in the first three months of 2023 totaled $50.7 million and consisted of $95.6 million used for payment of dividends, partially offset by $44.0 million of borrowings under the credit facility, net of the payments to the credit facility and $0.9 million of net proceeds from stock options exercise.

Amended Credit Facility

On February 1, 2023, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Facility provides for a $100 million line of credit which matures on January 1, 2025.

As of March 31, 2024, we had an outstanding principal balance of $5.5 million under the Amended Credit Facility.

In addition to other customary covenants for a facility of this nature, as of March 31, 2024, we were required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 2.5:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1. As of March 31, 2024, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.04:1 and 55.46:1, respectively.

The interest rate under the Amended Credit Facility is SOFR (the Secured Overnight Financing Rate) plus a margin ranging from 1.00% to 1.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 0.50%. The applicable margins will vary depending on the Company’s leverage ratio. In addition, SOFR-based loans will incur a 0.10% credit adjustment spread due to the conversion from LIBOR to SOFR as the new benchmark rate. As of March 31, 2024, the interest rate was 8.5%, or SOFR plus a 1.00% margin.

The Company’s obligations under the Amended Credit Facility are secured by substantially all of the Company’s assets.

We believe that our anticipated operating cash flows will be sufficient to sustain operations for the twelve months from the filing of this Form 10-Q for the quarter ended March 31, 2024 and fulfill our capital expenditure plans and authorized dividend distributions. However financial, economic, competitive, regulatory, and other factors, many of which are beyond our control, could negatively impact our operations. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

For a discussion regarding our material commitments for capital expenditures, see the CAPITAL SPENDING AND DEVELOPMENT section above.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K. For a more extensive discussion of our accounting policies, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our 2023 Form 10-K filed with the SEC on February 28, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Our current primary market risk exposure is interest rate risk relating to the impact of interest rate movements under our Amended Credit Facility.

As of March 31, 2024, we had $5.5 million of outstanding balance under our Amended Credit Facility. A hypothetical 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at March 31, 2024, would have resulted in a change in our annual interest cost of approximately $0.1 million. See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

We have not entered into derivative financial instruments for trading or speculative purposes.

We do not have any cash or cash equivalents as of March 31, 2024 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 9 "Legal Matters” to our consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in Item 1A of our 2023 Form 10-K.

We encourage investors to review the risks and uncertainties relating to our business disclosed under the heading Risk Factors or otherwise in the 2023 Form 10-K, as well as those contained in Part I - Forward-Looking Statements thereof, as revised or supplemented by our Quarterly Reports filed with the SEC since the filing of the 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the number and average price of shares purchased in each fiscal month of the first quarter of fiscal 2024:

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1) (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2024 - January 31, 2024	-	$-	-	2,815,497
February 1, 2024 - February 29, 2024	206,428	68.81	390,931	2,609,069
March 1, 2024 - March 31, 2024	75,280	68.82	466,211	2,533,789
Total	281,708	$68.81	466,211	2,533,789

(1)	This amount represents a repurchase pursuant to our Repurchase Plan, see Note 8. STOCK REPURCHASE PLAN.
(2)	In the first quarter of 2024, under the authority of the Repurchase Plan, the Company purchased 281,708 shares at average price between $67.90 and $69.60 per share on the open market.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: May 7, 2024	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)