Form 10-Q
period 2024-06-30
MONARCH CASINO & RESORT INC
filed 2024-08-08
CIK 907242

c

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,452,117 shares of common stock are outstanding as of August 7, 2024.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Casino	$70,977	$68,855	$140,413	$135,760
Food and beverage	31,842	31,525	62,005	60,842
Hotel	19,731	18,094	36,505	33,565
Other	5,593	5,209	10,877	10,160
Net revenues	128,143	123,683	249,800	240,327

Operating expenses
Casino	26,773	25,746	53,125	50,998
Food and beverage	23,489	22,803	46,064	44,740
Hotel	6,607	6,541	12,585	12,931
Other	2,926	2,786	5,834	5,729
Selling, general and administrative	26,198	24,955	53,272	50,071
Depreciation and amortization	12,404	11,618	24,891	22,955
Other operating items, net	233	(474)	706	36
Total operating expenses	98,630	93,975	196,477	187,460
Income from operations	29,513	29,708	53,323	52,867

Other income (expense)
Interest expense, net	(211)	(780)	(204)	(1,367)

Income before income taxes	29,302	28,928	53,119	51,500
Provision for income taxes	(6,620)	(6,515)	(12,162)	(11,417)
Net income	$22,682	$22,413	$40,957	$40,083

Earnings per share of common stock
Net income
Basic	$1.21	$1.16	$2.16	$2.08
Diluted	$1.19	$1.14	$2.12	$2.04

Weighted average number of common shares and potential common shares outstanding
Basic	18,731	19,243	18,948	19,229
Diluted	19,090	19,618	19,315	19,636

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$33,508	$43,361
Receivables, net	9,861	11,990
Income taxes receivable	1,580	1,006
Inventories	8,099	7,614
Prepaid expenses	7,908	10,995
Total current assets	60,956	74,966
Property and equipment, net	586,091	580,497
Goodwill	25,111	25,111
Intangible assets, net	218	299
Total assets	$672,376	$680,873
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$23,000	$—
Accounts payable	17,398	23,092
Construction accounts payable	47,827	47,566
Accrued expenses	46,904	51,812
Short-term lease liability	938	897
Total current liabilities	136,067	123,367
Deferred income taxes	23,084	23,084
Long-term lease liability	13,537	14,021
Long-term debt	—	5,500
Other long-term liability	1,321	1,761
Total liabilities	174,009	167,733
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,206,377 shares issued and 18,409,671 outstanding at June 30, 2024; 19,154,031 shares issued and 19,091,497 outstanding at December 31, 2023	192	191
Additional paid-in capital	54,674	48,821
Treasury stock, 796,706 shares at June 30, 2024; 62,534 shares at December 31, 2023	(54,073)	(3,718)
Retained earnings	497,574	467,846
Total stockholders’ equity	498,367	513,140
Total liabilities and stockholders’ equity	$672,376	$680,873

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares, Unaudited)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2024	19,091,497	$191	$48,821	$467,846	$(3,718)	$513,140
Exercise of stock options, net	20,247	1	969	—	—	970
Stock-based compensation expense	—	—	1,778	—	—	1,778
Purchase of company common stock	(281,708)	—	—	—	(19,574)	(19,574)
Dividend payment	—	—	—	(5,676)	—	(5,676)
Net income	—	—	—	18,275	—	18,275
Balance, March 31, 2024	18,830,036	$192	$51,568	$480,445	$(23,292)	$508,913
Exercise of stock options, net	32,099	—	1,333	—	—	1,333
Stock-based compensation expense	—	—	1,773	—	—	1,773
Purchase of company common stock	(452,464)	—	—	—	(30,781)	(30,781)
Dividend payment	—	—	—	(5,553)		(5,553)
Net income	—	—	—	22,682	—	22,682
Balance, June 30, 2024	18,409,671	$192	$54,674	$497,574	$(54,073)	$498,367

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2023	19,093,676	$191	$40,716	$498,217	$(170)	$538,954
Exercise of stock options, net	37,965	—	808	—	108	916
Stock-based compensation expense	—	—	1,474	—	—	1,474
Dividend payment	—	—	—	(95,608)	—	(95,608)
Net income	—	—	—	17,670	—	17,670
Balance, March 31, 2023	19,131,641	$191	$42,998	$420,279	$(62)	$463,406
Exercise of stock options, net	11,703	—	396	—	62	458
Stock-based compensation expense	—	—	1,276	—	—	1,276
Dividend payment	—	—	—	(5,741)	—	(5,741)
Net income	—	—	—	22,413	—	22,413
Balance, June 30, 2023	19,143,344	$191	$44,670	$436,951	$—	$481,812

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$40,957	$40,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,891	22,955
Amortization of deferred loan costs	—	307
Stock-based compensation - stock options	3,551	2,750
Provision for bad debts	132	44
Loss on disposition of assets	63	58
Non-cash operating lease expense	16	10
Changes in operating assets and liabilities:
Receivables	1,997	1,462
Income taxes receivable	(574)	20,390
Inventories	(485)	392
Prepaid expenses	3,087	1,529
Accounts payable	(5,694)	616
Accrued expenses	(5,348)	(2,681)
Net cash provided by operating activities	62,593	87,915
Cash flows from investing activities:
Proceeds from sale of assets	49	91
Change in construction accounts payable	261	(2,508)
Acquisition of property and equipment	(30,974)	(23,202)
Net cash used in investing activities	(30,664)	(25,619)
Cash flows from financing activities:
Payroll taxes from net exercise of stock options	(38)	(99)
Proceeds from exercise of stock options	2,340	1,473
Line-of-credit borrowings	45,500	61,000
Line-of-credit payments	(28,000)	(20,000)
Principal payments on long-term debt	—	(7,000)
Payment of dividends	(11,229)	(101,349)
Purchase of company common stock	(50,355)	—
Net cash used in financing activities	(41,782)	(65,975)

Change in cash and cash equivalents	(9,853)	(3,679)
Cash and cash equivalents at beginning of period	43,361	38,779
Cash and cash equivalents at end of period	$33,508	$35,100

Supplemental disclosure of cash flow information:
Cash paid for interest	$286	$1,342
Cash paid for income taxes	$12,740	$14,766

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED JUNE 30, 2024

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

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation, consisting of normal recurring accruals, are reflected in the interim financial statements. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

As of June 30, 2024, the Company has recorded a reserve of $0.2 million for gaming and non-gaming receivables.

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

Property and Equipment, net:

Property and equipment, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Land	$34,688	$34,688
Land improvements	11,045	11,045
Buildings	474,724	474,724
Building improvements	117,809	100,822
Furniture and equipment	255,289	254,486
Construction in progress	15,996	9,552
Right of use assets	14,415	14,874
Leasehold improvements	4,245	4,245
	928,211	904,436
Less accumulated depreciation and amortization	(342,120)	(323,939)
Property and equipment, net	$586,091	$580,497

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

For assets to be held and used, the Company reviews fixed assets for impairment indicators at the end of the fiscal year and whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparable, when available. For the six-month periods ended June 30, 2024 and 2023, respectively, there were no impairment charges.

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

As of June 30, 2024, we had goodwill totaling $25.1 million related to the purchase of Monarch Black Hawk, Inc.

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

As of June 30, 2024, the Company had estimated the obligations related to the players’ club program at $8.8 million, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheet.

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

For the three months ended June 30, 2024, Other operating items, net, was $0.2 million and consisted of $0.1 million professional service fees relating to our construction litigation and $0.1 million loss on disposal of assets. For the three months ended June 30, 2023, Other operating items, net, was $0.5 million and primarily consisted of $1.2 million net proceeds from a sale of a COVID closure related insurance claim, offset by $0.6 million of professional service fees relating to our construction litigation and $0.1 million loss on disposal of assets.

For the six months ended June 30, 2024, Other operating items, net, was $0.7 million and consisted of $0.6 million professional service fees relating to our construction litigation and $0.1 million loss on disposal of assets. For the six months ended June 30, 2023, Other operating items, net, was $0.1 million and primarily consisted of $1.2 million of professional service fees relating to our construction litigation and $0.1 million loss on disposal of assets, offset by $1.2 million net proceeds from a sale of a COVID closure related insurance claim.

Impact of Recently Adopted Accounting Standards:

Segment Reporting - Improvements to Reportable Segment Disclosures: In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No.2023-07, Segment Reporting Topic 280. Under ASC 280 a public entity is required to disclose a measure of segment’s profit or loss, used by the chief operating decision maker to asses segment performance and make decisions about allocation of resources. In addition to segment’s revenue and measure for profit or loss, the standard requires enhanced disclosures of significant segment expenses. The amendments provide new segment disclosure requirements for entities with a single reportable segment. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods after December 15, 2024. Early adoption is permitted and retrospective application is required for all periods presented. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

Income Tax—Improvements to Income Tax Disclosures: In December 2023, the FASB issued ASU No. 2023-09, Income Taxes Topic 740, which requires enhanced disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

As of June 30, 2024, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (each as defined and discussed in NOTE 5. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The weighted-average incremental borrowing rate of the leases presented in the lease liability as of June 30, 2024, was 4.33%. There were no new leases entered into in the second quarter of 2024.

The weighted-average remaining lease term of the leases presented in the lease liability as of June 30, 2024, was 16.86 years.

Cash paid related to the operating leases presented in the lease liability for the six months ended June 30, 2024 and 2023, was $0.8 million and $0.6 million, respectively.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Casino	$125	$(2)	$259	$151
Food and beverage	59	(11)	41	29
Hotel	72	67	131	133
Selling, general and administrative	1,517	1,222	3,120	2,437
Total stock-based compensation, before taxes	1,773	1,276	3,551	2,750
Tax benefit	(372)	(268)	(745)	(578)
Total stock-based compensation, net of tax	$1,401	$1,008	$2,806	$2,172

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

	Three months ended June 30,
	2024		2023
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,731	$1.21	19,243	$1.16
Effect of dilutive stock options	359	(0.02)	375	(0.02)
Diluted	19,090	$1.19	19,618	$1.14

	Six months ended June 30,
	2024		2023
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,948	$2.16	19,229	$2.08
Effect of dilutive stock options	367	(0.04)	407	(0.04)
Diluted	19,315	$2.12	19,636	$2.04

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the weighted assumed proceeds per share as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended June 30, 2024 and 2023, options for approximately 955 thousand and 647 thousand shares, respectively, were excluded from the computation. For the six months ended June 30, 2024 and 2023, options for approximately 912 thousand and 578 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For each of the three-month periods ended June 30, 2024 and 2023, the Company paid $187 thousand in rent, plus $1 thousand in operating expenses relating to this lease. For each of the six-month periods ended June 30, 2024 and 2023, the Company paid $374 thousand in rent, plus $9 thousand in operating expenses relating to this lease The right of use asset and lease liability balances as of June 30, 2024, recognized in the Consolidated Balance Sheet, was $9.6 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For each of the three-month periods ended June 30, 2024 and 2023, the Company paid $101 thousand in rent plus $11 thousand and $9 thousand, respectively, in operating expenses relating to this lease. For each of the six-month periods ended June 30, 2024 and 2023, the Company paid $202 thousand in rent plus $24 thousand and $21 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of June 30, 2024, recognized in the Consolidated Balance Sheet, was $3.1 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders, and paid $125 thousand and $137 thousand, respectively, for the three-month periods ended June 30, 2024 and 2023, and $257 thousand and $269 thousands, respectively, for the six-month periods ended June 30, 2024 and 2023, for such leases.

NOTE 6. LONG-TERM DEBT

On February 1, 2023, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Facility provides for a $100 million line of credit which matures on January 1, 2025.

As of June 30, 2024, the Company had an outstanding principal balance of $23.0 million under the Amended Credit Facility.

In addition to other customary covenants for a facility of this nature, as of June 30, 2024, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 2.5:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1. As of June 30, 2024, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.13:1 and 88.27:1, respectively.

The interest rate under the Amended Credit Facility is SOFR (the Secured Overnight Financing Rate) plus a margin ranging from 1.00% to 1.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 0.50%. The applicable margins will vary depending on the Company’s leverage ratio. In addition, SOFR-based loans will incur a 0.10% credit adjustment spread due to the conversion from LIBOR to SOFR as the new benchmark rate. As of June 30, 2024, the interest rate was approximately 5.4%, or SOFR plus a 1.00% margin.

The Company’s obligations under the Amended Credit Facility are secured by substantially all of the Company’s assets.

NOTE 7. TAXES

For the six months ended June 30, 2024 and 2023, the Company’s effective tax rate was 22.9% and 22.2%, respectively.

Deferred tax assets were evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.

No uncertain tax positions were recorded as of June 30, 2024 and 2023. No change in uncertain tax positions is anticipated over the next twelve months.

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

In the second quarter of 2024, the Company purchased 452,464 shares of its common stock on the open market for an aggregate amount of $30.5 million under its existing Repurchase Plan. As of June 30, 2024, we have an authorization to purchase up to 2,081,325 shares under the Repurchase Plan.

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

On February 9, 2023, Monarch Growth, Inc., Monarch Casino & Resort, Inc., and Monarch Black Hawk, Inc. filed a complaint in District Court, City and County of Denver, Colorado, against PCL, in connection with the Project. The case is captioned Monarch Growth Inc., et al., v. PCL Construction Services, Inc., Case No. 2023CV30458 (the “Second Denver Lawsuit”). The complaint alleges, among other things, that PCL breached the construction contract, duties of good faith and fair dealing, and implied and express warranties based on defective and/or nonconforming construction work at the project, and includes claims for monetary damages as well as equitable and declaratory relief. Monarch alleges that the claims asserted in the Second Denver Lawsuit were neither known nor reasonably discoverable in time to be included in the First Denver Lawsuit.

On March 26, 2024, the Court set the Second Denver Lawsuit for a seven-day bench trial to commence on April 7, 2025. The parties are conducting discovery, and we are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

The Company recognized $0.6 million and $1.2 million in construction litigation expense relating to these lawsuits for the six months ended June 30, 2024 and 2023, respectively, which is included in Other operating items, net on the Consolidated Statements of Income.

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

On June 15, 2024, the Company paid a cash dividend of $0.30 per share of its outstanding common stock, to stockholders of record on June 1, 2024. This cash dividend was part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

On July 24, 2024, the Company announced a cash dividend of $0.30 per share of its outstanding common stock, payable on September 15, 2024, to stockholders of record on September 1, 2024. This cash dividend is part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

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

Monarch Black Hawk: Monarch Black Hawk is the first property encountered by visitors arriving from Denver and other major population centers via Colorado State Highway 119. The Denver metro economy remains strong with higher than the national average per capita personal income. At the beginning of 2022, we completed the master planned renovation and expansion, transforming the property into a world-class resort. Monarch Black Hawk is positioned to leverage the expanded operation, the elimination of betting limits and new game types in Black Hawk, Colorado, as well as to benefit from the growing state-wide online and retail sports betting. Monarch Black Hawk also is experiencing labor challenges, resulting from the distance to the staffing filter markets of Golden, Colorado and the Denver Metro area. We continue to attract high-value players from across Colorado’s Front Range, who had previously traveled to other markets, such as Las Vegas, for a high-end casino entertainment experience. We believe that the quality of our expanded product and exceptional guest service will meet the demand of the high-end segment of the market and will grow revenue and accelerate market share.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2024 and 2023

For the three months ended June 30, 2024, our net income totaled $22.7 million, or $1.19 per diluted share, compared to net income of $22.4 million, or $1.14 per diluted share for the same period in 2023, reflecting a 1.2% and 4.4% increase in net income and diluted earnings per share, respectively. Net revenues in the three months ended June 30, 2024, totaled $128.1 million, an increase of $4.5 million, or 3.6%, compared to the three months ended June 30, 2023. Income from operations for the three months ended June 30, 2024, totaled $29.5 million compared to income from operations of $29.7 million for the same period in 2023.

Casino revenue increased 3.1% in the second quarter of 2024 compared to the second quarter of 2023. The increase in casino revenue was driven primarily by the continued increase in market share at our property in Black Hawk. This was partially offset by an increase in promotional allowances at both properties. Casino operating expense as a percentage of casino revenue increased to 37.7% for the three months ended June 30, 2024, compared to 37.4% for the three months ended June 30, 2023, primarily due to an increase in labor expense.

Food and beverage revenue for the second quarter of 2024 increased 1.0% compared to the second quarter of 2023 due to a 1.5% increase in food and beverage revenue per cover. Food and beverage covers declined 0.5%. Food and beverage operating expense as a percentage of food and beverage revenue in the second quarters of 2024 increased to 73.8% compared to 72.3% in the second quarter of 2023 as a result of an increase in COGS and an increase in operating expense.

Hotel revenue increased 9.0% in the second quarter of 2024 compared to the same quarter of 2023 primarily as a result of ADR increased by $9.00 ($185.34 in the second quarter of 2024 and $176.34 in the second quarter of 2023). Hotel occupancy increased to 85.5% during the second quarter of 2024 compared to 83.4% during the second quarter of 2023. RevPAR was $172.06 and $162.33 for the three months ended June 30, 2024 and 2023, respectively. Hotel operating expense as a percentage of hotel revenue decreased to 33.5% in the second quarter of 2024 compared to 36.2% for the comparable prior year period primarily as a result of increase in ADR and improved cost management.

Other revenue increased 7.4% in the second quarter of 2024 compared to the same prior year period primarily due to an increase in spa revenues at both properties.

SG&A expense increased to $26.2 million in the second quarter of 2024 from $25.0 million in the second quarter of 2023 driven primarily by: $0.6 million increase in labor expense; $0.4 million increase in repair and maintenance expense; and $0.2 million increase in advertising and marketing expenses. As a percentage of net revenue, SG&A expense increased to 20.4% in the second quarter of 2024 compared to 20.2% in the same period in 2023.

Depreciation and amortization expense increased to $12.4 million for the three months ended June 30, 2024, compared to $11.6 million for the same prior year period, due to new assets placed into service with the ongoing renovation at Atlantis.

During the second quarter of 2024 we recognized $0.1 million in professional services fees relating to our construction litigation and $0.1 million in loss on disposal of assets. During the second quarter of 2023, we recognized $0.6 million in professional service fees relating to our construction litigation, $0.1 million in loss on disposal of assets and $1.2 million in proceeds from a sale of COVID closure related insurance claim.

In the second quarter of 2024 and 2023, we recognized $0.2 and $0.8 million of interest expense, net of interest income, respectively. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2024 and 2023

For the six months ended June 30, 2024, we had a net income of $41.0 million, or $2.12 per diluted share, compared to net income of $40.1 million, or $2.04 per diluted share for the same period in 2023, reflecting a 2.2% and 3.9% increase in net income and diluted earnings per share, respectively. Net revenues in the six months ended June 30, 2024, totaled $249.8 million, an increase of 3.9%, compared to the six months ended June 30, 2023. Income from operations for the six months ended June 30, 2024 totaled $53.3 million compared to $52.9 million income from operations for the same period in 2023.

Casino revenue increased 3.4% in the first six months of 2024 compared to the first six months of 2023 and was driven by an increase in market share at Monarch Black Hawk. Casino operating expense as a percentage of casino revenue increased to 37.8% for the six months ended June 30, 2024 compared to 37.6% for the six months ended June 30, 2023 primarily as a result of increase in labor expense and increase in promotional allowances.

Food and beverage revenue for the first six months of 2024 increased 1.9% compared to the 2023 same period due to a 2.0% increase in food and beverage revenue per cover. Food and beverage covers year-over-year are flat. Food and beverage operating expense as a percentage of food and beverage revenue increased in the first six months of 2024 to 74.3% from 73.5% for the same period in 2023 primarily as a result of an increase in COGS.

Hotel revenue increased 8.8% in the first six months of 2024 compared to the first six months of 2023 primarily due to an increase in ADR by $14.58, from $168.96 in the first six months of 2023 to $183.54 in the first six months of 2024, partially offset by a decrease in occupancy from 82.8% during the first six months of 2023 to 82.2% during the same period of 2024. RevPAR was $162.96 for the first six months of 2024 and $154.67 for the first six months of 2023. Hotel operating expense as a percentage of hotel revenue decreased to 34.5% in the first six months of 2024 compared to 38.5% for the comparable prior year period primarily as a result of increase in ADR and improved cost management.

Other revenue increased 7.1% in the first six months of 2024 compared to the same prior year period.

SG&A expense increased to $53.3 million in the first six months of 2024 from $50.1 million in the first six months of 2023 primarily due to: $2.5 million increase in labor expense; $0.5 million increase in repair and maintenance expense; and $0.6 million increase in advertising and marketing expenses, partially offset by $0.4 million decrease in utility expense. As a percentage of net revenue, SG&A expense increased to 21.3% in the first six months of 2024 compared to 20.8% in the same period in 2023.

Depreciation and amortization expense increased to $24.9 million for the six months ended June 30, 2024 compared to $23.0 million for the same prior year period, due to new assets placed into service with the ongoing renovation at Atlantis.

During the first six months of 2024 we recognized $0.6 million in professional services fees relating to our construction litigation and $0.1 million in loss on disposal of assets. During the first six months of 2023, we recognized $1.2 million in professional service fees relating to our construction litigation and $1.2 million in proceeds from a sale of a COVID closure related insurance claim.

During the first six months of 2024, we expensed $0.2 million of interest, net of interest income. During the first six months of 2023, we expensed $1.4 million of interest, net of interest income. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Cash paid for capital expenditures for the six-month periods ended June 30, 2024 and 2023 totaled $30.7 million and $25.6 million, respectively. During the six-month period ended June 30, 2024, our capital expenditures related primarily to the redesign and upgrade of hotel rooms in the third tower at Atlantis, and the acquisition of gaming, and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. During the six-month period ended June 30, 2023 our capital expenditures related primarily to the redesign and upgrade of hotel rooms in the second tower at Atlantis, re-carpeting the casino floor at Atlantis and the acquisition of gaming, and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. Capital expenditures during each of the first six months of 2024 and 2023 were funded from cash on hand, operating cash flows and borrowings against the Company’s credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facility.

For the six months ended June 30, 2024, net cash provided by operating activities totaled $62.6 million, compared to net cash provided by operating activities of $87.9 million in the same prior year period. This decrease was primarily a result of the decrease in income tax receivable as a result of receipt of an income tax refund in the second quarter of 2023 and change in working capital, offset by an increases in depreciation expense, net income, and stock options expense.

Net cash used in investing activities totaled $30.7 million and $25.6 million during the six months ended June 30, 2024 and 2023, respectively. Net cash used in investing activities during the first six months of 2024 consisted primarily of cash used for the redesign and upgrade of hotel rooms in the third tower at Atlantis and the acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first six months of 2023 consisted primarily of cash used for the redesign and upgrade of hotel rooms in the second tower at Atlantis, re-carpeting the casino floor at Atlantis, and the acquisition of gaming and other equipment at both properties.

Net cash used in financing activities in the first six months of 2024 totaled $41.8 million and consisted of $50.4 million cash used for purchase of Company stock under the Repurchase Plan and $11.2 million used for payment of dividends, partially offset by $17.5 million of borrowings under the Amended Credit Facility, net of the payments to the lender under the Amended Credit Facility and $2.3 million of net proceeds from stock options exercise. Net cash used in financing activities in the first six months of 2023 totaled $66.0 million and consisted of $101.3 million used for payment of dividends, offset by $34.0 million of borrowings under the Amended Credit Facility, net of the payments to the lender under the Amended Credit Facility and $1.3 million of net proceeds from stock options exercise.

Amended Credit Facility

On February 1, 2023, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Facility provides for a $100 million line of credit which matures on January 1, 2025.

As of June 30, 2024, we had an outstanding principal balance of $23.0 million under the Amended Credit Facility.

In addition to other customary covenants for a facility of this nature, as of June 30, 2024, we were required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 2.5:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1. As of June 30, 2024, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.04:1 and 88.27:1, respectively.

The interest rate under the Amended Credit Facility is SOFR (the Secured Overnight Financing Rate) plus a margin ranging from 1.00% to 1.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 0.50%. The applicable margins will vary depending on the Company’s leverage ratio. In addition, SOFR-based loans will incur a 0.10% credit adjustment spread due to the conversion from LIBOR to SOFR as the new benchmark rate. As of June 30, 2024, the interest rate was 5.4%, or SOFR plus a 1.00% margin.

The Company’s obligations under the Amended Credit Facility are secured by substantially all of the Company’s assets.

We believe that our anticipated operating cash flows will be sufficient to sustain operations for the twelve months from the filing of this Form 10-Q for the quarter ended June 30, 2024 and fulfill our capital expenditure plans and authorized dividend distributions. However financial, economic, competitive, regulatory, and other factors, many of which are beyond our control, could negatively impact our operations. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

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

As of June 30, 2024, we had $23.0 million of outstanding balance under our Amended Credit Facility. A hypothetical 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at June 30, 2024, would have resulted in a change in our annual interest cost of approximately $0.2 million. See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

We have not entered into derivative financial instruments for trading or speculative purposes.

We do not have any cash or cash equivalents as of June 30, 2024 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the number and average price of shares purchased in each fiscal month of the quarter ended June 30, 2024:

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1) (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2024 - April 30, 2024	76,399	$68.42	542,610	2,457,390
May 1, 2024 - May 31, 2024	266,775	67.30	809,385	2,190,615
June 1, 2024 - June 30, 2024	109,290	66.87	918,675	2,081,325
Total	452,464	$67.39	918,675	2,081,325

(1)	This amount represents a repurchase pursuant to our Repurchase Plan, see Note 8. STOCK REPURCHASE PLAN.
(2)	In the second quarter of 2024, under the authority of the Repurchase Plan, the Company purchased 452,464 shares at average price between $67.90 and $69.60 per share on the open market.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: August 8, 2024	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)