Form 10-Q
period 2024-09-30
MONARCH CASINO & RESORT INC
filed 2024-11-08
CIK 907242

c

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,389,057 shares of common stock are outstanding as of November 4, 2024.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Casino	$76,307	$73,818	$216,720	$209,578
Food and beverage	32,888	32,970	94,893	93,812
Hotel	21,642	20,608	58,147	54,173
Other	7,036	5,569	17,913	15,729
Net revenues	137,873	132,965	387,673	373,292

Operating expenses
Casino	27,676	25,473	80,801	76,471
Food and beverage	23,938	23,330	70,002	68,070
Hotel	7,306	7,176	19,891	20,107
Other	3,171	2,820	9,005	8,549
Selling, general and administrative	27,177	27,091	80,449	77,162
Depreciation and amortization	13,103	12,197	37,994	35,152
Other operating items, net	225	2,976	931	3,012
Total operating expenses	102,596	101,063	299,073	288,523
Income from operations	35,277	31,902	88,600	84,769

Other income (expense)
Interest expense, net	(145)	(369)	(349)	(1,736)

Income before income taxes	35,132	31,533	88,251	83,033
Provision for income taxes	(7,531)	(7,370)	(19,693)	(18,787)
Net income	$27,601	$24,163	$68,558	$64,246

Earnings per share of common stock
Net income
Basic	$1.50	$1.26	$3.67	$3.34
Diluted	$1.47	$1.23	$3.60	$3.27

Weighted average number of common shares and potential common shares outstanding
Basic	18,404	19,252	18,681	19,237
Diluted	18,746	19,608	19,039	19,627

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$39,380	$43,361
Receivables, net of provision for credit losses	11,892	11,990
Income taxes receivable	49	1,006
Inventories	7,659	7,614
Prepaid expenses	9,354	10,995
Total current assets	68,334	74,966
Property and equipment, net	577,518	580,497
Goodwill	25,111	25,111
Intangible assets, net	177	299
Total assets	$671,140	$680,873
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$7,000	$—
Accounts payable	13,318	23,092
Construction accounts payable	48,983	47,566
Accrued expenses	49,853	51,812
Short-term lease liability	945	897
Total current liabilities	120,099	123,367
Deferred income taxes	23,084	23,084
Long-term lease liability	13,356	14,021
Long-term debt	—	5,500
Other long-term liability	1,321	1,761
Total liabilities	157,860	167,733
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,296,464 shares issued and 18,368,473 outstanding at September 30, 2024; 19,154,031 shares issued and 19,091,497 outstanding at December 31, 2023	193	191
Additional paid-in capital	57,174	48,821
Treasury stock, 927,991 shares at September 30, 2024; 62,534 shares at December 31, 2023	(63,749)	(3,718)
Retained earnings	519,662	467,846
Total stockholders’ equity	513,280	513,140
Total liabilities and stockholders’ equity	$671,140	$680,873

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares, Unaudited)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2024	19,091,497	$191	$48,821	$467,846	$(3,718)	$513,140
Exercise of stock options, net	20,247	1	969	—	—	970
Stock-based compensation expense	—	—	1,778	—	—	1,778
Purchase of company common stock	(281,708)	—	—	—	(19,574)	(19,574)
Dividend payment	—	—	—	(5,676)	—	(5,676)
Net income	—	—	—	18,275	—	18,275
Balance, March 31, 2024	18,830,036	$192	$51,568	$480,445	$(23,292)	$508,913
Exercise of stock options, net	32,099	—	1,333	—	—	1,333
Stock-based compensation expense	—	—	1,773	—	—	1,773
Purchase of company common stock	(452,464)	—	—	—	(30,781)	(30,781)
Dividend payment	—	—	—	(5,553)		(5,553)
Net income	—	—	—	22,682	—	22,682
Balance, June 30, 2024	18,409,671	$192	$54,674	$497,574	$(54,073)	$498,367
Exercise of stock options, net	90,087	1	462	—	—	463
Stock-based compensation expense	—	—	2,038	—	—	2,038
Purchase of company common stock	(131,285)	—	—	—	(9,676)	(9,676)
Dividend payment	—	—	—	(5,513)		(5,513)
Net income	—	—	—	27,601	—	27,601
Balance, September 30, 2024	18,368,473	$193	$57,174	$519,662	$(63,749)	$513,280

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2023	19,093,676	$191	$40,716	$498,217	$(170)	$538,954
Exercise of stock options, net	37,965	—	808	—	108	916
Stock-based compensation expense	—	—	1,474	—	—	1,474
Dividend payment	—	—	—	(95,608)	—	(95,608)
Net income	—	—	—	17,670	—	17,670
Balance, March 31, 2023	19,131,641	$191	$42,998	$420,279	$(62)	$463,406
Exercise of stock options, net	11,703	—	396	—	62	458
Stock-based compensation expense	—	—	1,276	—	—	1,276
Dividend payment	—	—	—	(5,741)	—	(5,741)
Net income	—	—	—	22,413	—	22,413
Balance, June 30, 2023	19,143,344	$191	$44,670	$436,951	$—	$481,812
Exercise of stock options, net	5,347	—	70	—	—	70
Stock-based compensation expense	—	—	2,146	—	—	2,146
Dividend payment	—	—	—	(5,744)	—	(5,744)
Net income	—	—	—	24,163	—	24,163
Balance, September 30, 2023	19,148,691	$191	$46,886	$455,370	$—	$502,447

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$68,558	$64,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,994	35,152
Amortization of deferred loan costs	—	307
Stock-based compensation - stock options	5,589	4,896
Provision for bad debts	234	145
Loss on disposition of assets	268	88
Non-cash operating lease expense	23	30
Changes in operating assets and liabilities:
Receivables	(136)	(1,546)
Income taxes receivable	957	22,298
Inventories	(45)	374
Prepaid expenses	1,641	609
Accounts payable	(9,774)	5,118
Accrued expenses	(2,399)	2,692
Net cash provided by operating activities	102,910	134,409
Cash flows from investing activities:
Proceeds from sale of assets	73	97
Change in construction accounts payable	1,417	(2,554)
Acquisition of property and equipment	(35,872)	(32,164)
Net cash used in investing activities	(34,382)	(34,621)
Cash flows from financing activities:
Payroll taxes from net exercise of stock options	(2,013)	(208)
Proceeds from exercise of stock options	4,777	1,652
Line-of-credit borrowings	45,500	68,000
Line-of-credit payments	(44,000)	(60,000)
Principal payments on long-term debt	—	(7,000)
Payment of dividends	(16,742)	(107,093)
Purchase of company common stock	(60,031)	—
Net cash used in financing activities	(72,509)	(104,649)

Change in cash and cash equivalents	(3,981)	(4,861)
Cash and cash equivalents at beginning of period	43,361	38,779
Cash and cash equivalents at end of period	$39,380	$33,918

Supplemental disclosure of cash flow information:
Cash paid for interest	$583	$1,810
Cash paid for income taxes	$18,740	$20,306

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Monarch Casino & Resort, Inc. was incorporated in 1993. Unless otherwise indicated, “Monarch,” “us,” “we,” and the “Company” refers to Monarch Casino & Resort, Inc. and its subsidiaries. Monarch owns and operates the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and Monarch Casino Resort Spa Black Hawk, a hotel and casino in Black Hawk, Colorado (the “Monarch Black Hawk”). In addition, Monarch owns separate parcels of land located next to the Atlantis and a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Black Hawk. Monarch also owns Chicago Dogs Eatery, Inc. and Monarch Promotional Association, both of which were formed in relation to licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

The accompanying unaudited consolidated financial statements include the accounts of Monarch and its subsidiaries (the “Consolidated Financial Statements”). Intercompany balances and transactions are eliminated.

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation, consisting of normal recurring accruals, are reflected in the interim financial statements. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Segment Reporting:

The accounting guidance for disclosures about segments of an enterprise and related information requires separate financial information to be disclosed for all operating segments of a business. The Company determined that the Company’s two operating segments, Atlantis and Monarch Black Hawk, meet the aggregation criteria stipulated by Accounting Standards Codification (“ASC”) 280-10-50-11. The Company views each property as an operating segment and the two operating segments have been aggregated into one reporting segment.

Concentrations of Credit Risk and Credit Losses:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of bank deposits and trade receivables.

The Company accounts for credit losses in accordance with Accounting Standards Update (“ASU”) 2016-13 using a forward-looking expected loss model.

The Company maintains its surplus cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

The Company extends short-term credit to its gaming customers. Such credit is non-interest bearing and is due on demand. In addition, the Company also has receivables due from hotel guests and convention groups and events, which are primarily secured with a credit card. An allowance for current expected credit losses is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, current economic and business conditions and management’s expectations of future economic and business conditions. The allowance is applied even when the risk of credit loss is remote. When a situation warrants, the Company may create a specific identification reserve for high collection risk receivables. The Company writes off its uncollectible receivables once all efforts have been made to collect such receivables. Recoveries of accounts previously written off are recorded when received. Concentrations of credit risk with respect to gaming and non-gaming receivables are limited due to the large number of customers comprising the Company’s customer base. Historically, the Company has not incurred any significant credit-related losses.

As of September 30, 2024, the Company has recorded a reserve of $0.3 million for gaming and non-gaming receivables.

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

Property and Equipment, net:

Property and equipment, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Land	$34,688	$34,688
Land improvements	11,082	11,045
Buildings	474,724	474,724
Building improvements	119,705	100,822
Furniture and equipment	246,375	254,486
Construction in progress	15,138	9,552
Right of use assets	14,234	14,874
Leasehold improvements	4,245	4,245
	920,191	904,436
Less accumulated depreciation and amortization	(342,673)	(323,939)
Property and equipment, net	$577,518	$580,497

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

For assets to be held and used, the Company reviews fixed assets for impairment indicators at the end of the fiscal year and whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparable, when available. For the nine-month periods ended September 30, 2024 and 2023, respectively, there were no impairment charges.

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

As of September 30, 2024, we had goodwill totaling $25.1 million related to the purchase of Monarch Black Hawk, Inc.

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

Revenue Recognition:

The majority of the Company’s revenue is recognized when products are delivered or services are performed. For certain revenue transactions (when a patron uses a club loyalty card), in accordance with ASU No. 2014-09 (“ASC 606”), a portion of the revenue is deferred until the points earned by the patron are redeemed or expire.

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

As of September 30, 2024, the Company had estimated the obligations related to the players’ club program at $8.5 million, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheet.

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

For the three months ended September 30, 2024, Other operating items, net, was $0.2 million and primarily represents loss on disposal of assets. For the three months ended September 30, 2023, Other operating items, net, was $3.0 million and primarily represents professional service fees relating to our construction litigation.

For the nine months ended September 30, 2024, Other operating items, net, was $0.9 million and consisted of $0.6 million professional service fees relating to our construction litigation and $0.3 million loss on disposal of assets. For the nine months ended September 30, 2023, Other operating items, net, was $3.0 million and consisted of $4.1 million of professional service fees relating to our construction litigation and $0.1 million loss on disposal of assets, offset by $1.2 million net proceeds from a sale of a COVID closure related insurance claim.

Impact of Recently Adopted Accounting Standards:

Segment Reporting - Improvements to Reportable Segment Disclosures: In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No.2023-07, Segment Reporting Topic 280. Under ASC 280 a public entity is required to disclose a measure of segment’s profit or loss, used by the chief operating decision maker to assess segment performance and make decisions about allocation of resources. In addition to segment’s revenue and measure for profit or loss, the standard requires enhanced disclosures of significant segment expenses. The amendments provide new segment disclosure requirements for entities with a single reportable segment. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods after December 15, 2024. Early adoption is permitted and retrospective application is required for all periods presented. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

As of September 30, 2024, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (each as defined and discussed in NOTE 5. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The weighted-average incremental borrowing rate of the leases presented in the lease liability as of September 30, 2024, was 4.34%. There were no new leases entered into in the third quarter of 2024.

The weighted-average remaining lease term of the leases presented in the lease liability as of September 30, 2024, was 16.65 years.

Cash paid related to the operating leases presented in the lease liability for each of the nine months ended September 30, 2024 and 2023, was $1.1 million.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Casino	$135	$111	$394	$262
Food and beverage	60	59	101	88
Hotel	88	80	219	213
Selling, general and administrative	1,755	1,896	4,875	4,333
Total stock-based compensation, before taxes	2,038	2,146	5,589	4,896
Tax benefit	(428)	(450)	(1,173)	(1,028)
Total stock-based compensation, net of tax	$1,610	$1,696	$4,416	$3,868

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

	Three months ended September 30,
	2024		2023
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,404	$1.50	19,252	$1.26
Effect of dilutive stock options	342	(0.03)	356	(0.03)
Diluted	18,746	$1.47	19,608	$1.23

	Nine months ended September 30,
	2024		2023
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,681	$3.67	19,237	$3.34
Effect of dilutive stock options	358	(0.07)	390	(0.07)
Diluted	19,039	$3.60	19,627	$3.27

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the weighted assumed proceeds per share as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended September 30, 2024 and 2023, options for approximately 905 thousand and 749 thousand shares, respectively, were excluded from the computation. For the nine months ended September 30, 2024 and 2023, options for approximately 910 thousand and 617 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For each of the three-month periods ended September 30, 2024 and 2023, the Company paid $187 thousand in rent, plus $17 thousand and $8 thousands, respectively, in operating expenses relating to this lease. For each of the nine-month periods ended September 30, 2024 and 2023, the Company paid $561 thousand in rent, plus $26 thousand and $17 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of September 30, 2024, recognized in the Consolidated Balance Sheet, was $9.5 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For each of the three-month periods ended September 30, 2024 and 2023, the Company paid $101 thousand in rent plus $16 thousand and $14 thousand, respectively, in operating expenses relating to this lease. For each of the nine-month periods ended September 30, 2024 and 2023, the Company paid $303 thousand in rent plus $40 thousand and $35 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of September 30, 2024, recognized in the Consolidated Balance Sheet, was $3.1 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders, and paid $118 thousand and $104 thousand, respectively, for the three-month periods ended September 30, 2024 and 2023, and $375 thousand and $373 thousand, respectively, for the nine-month periods ended September 30, 2024 and 2023, for such leases.

NOTE 6. LONG-TERM DEBT

On February 1, 2023, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Facility provides for a $100 million line of credit which matures on January 1, 2025.

As of September 30, 2024, the Company had an outstanding principal balance of $7.0 million under the Amended Credit Facility.

In addition to other customary covenants for a facility of this nature, as of September 30, 2024, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 2.5:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1. As of September 30, 2024, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.04:1 and 109.52:1, respectively.

The interest rate under the Amended Credit Facility is SOFR (the Secured Overnight Financing Rate) plus a margin ranging from 1.00% to 1.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 0.50%. The applicable margins vary depending on the Company’s leverage ratio. In addition, SOFR-based loans will incur a 0.10% credit adjustment spread due to the conversion from LIBOR to SOFR as the new benchmark rate. As of September 30, 2024, the interest rate was approximately 6.2%, or SOFR plus a 1.00% margin.

The Company’s obligations under the Amended Credit Facility are secured by substantially all of the Company’s assets.

NOTE 7. TAXES

For the nine months ended September 30, 2024 and 2023, the Company’s effective tax rate was 22.3% and 22.6%, respectively.

Deferred tax assets were evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.

No uncertain tax positions were recorded as of September 30, 2024 and 2023. No change in uncertain tax positions is anticipated over the next twelve months.

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

In the third quarter of 2024, the Company purchased 131,285 shares of its common stock on the open market for an aggregate amount of $9.6 million under its existing Repurchase Plan. As of September 30, 2024, we have an authorization to purchase up to 1,950,040 shares under the Repurchase Plan.

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

The Company recognized $0.6 million and $4.1 million in construction litigation expense relating to these lawsuits for the nine months ended September 30, 2024 and 2023, respectively, which is included in Other operating items, net on the Consolidated Statements of Income.

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

On September 15, 2024, the Company paid a cash dividend of $0.30 per share of its outstanding common stock, to stockholders of record on September 1, 2024. For the nine months ended September 30, 2024, the Company paid total of $0.90 per share cash dividend. The cash dividend was part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

On October 23, 2024, the Company announced a cash dividend of $0.30 per share of its outstanding common stock, payable on December 15, 2024, to stockholders of record on December 1, 2024. This cash dividend is part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2024 and 2023

For the three months ended September 30, 2024, our net income totaled $27.6 million, or $1.47 per diluted share, compared to net income of $24.2 million, or $1.23 per diluted share for the same period in 2023, reflecting a 14.2% and 19.5% increase in net income and diluted earnings per share, respectively. Net revenues in the three months ended September 30, 2024, totaled $137.9 million, an increase of $4.9 million, or 3.7%, compared to the three months ended September 30, 2023. Income from operations for the three months ended September 30, 2024, totaled $35.3 million compared to income from operations of $31.9 million for the same period in 2023.

Casino revenue increased 3.4% in the third quarter of 2024 compared to the third quarter of 2023. The increase in casino revenue was driven primarily by the continued increase in market share at our property in Black Hawk. This was partially offset by an increase in promotional allowances at both properties. Casino operating expense as a percentage of casino revenue increased to 36.3% for the three months ended September 30, 2024, compared to 34.5% for the three months ended September 30, 2023, primarily due to an increase in labor expense and slots participation expense.

Food and beverage revenue for the third quarter of 2024 decreased 0.2% compared to the third quarter of 2023 due to 2.4% decrease in covers. Food and beverage revenue per cover increased 2.2%. Food and beverage operating expense as a percentage of food and beverage revenue in the third quarter of 2024 increased to 72.8% compared to 70.8% in the third quarter of 2023 as a result of an increase in COGS and an increase in operating supplies expense.

Hotel revenue increased 5.0% in the third quarter of 2024 compared to the same quarter of 2023 primarily as a result of ADR increased by $1.92 ($180.70 in the third quarter of 2024 and $178.78 in the third quarter of 2023). Hotel occupancy increased to 89.7% during the third quarter of 2024 compared to 88.1% during the third quarter of 2023. RevPAR was $176.47 and $169.63 for the three months ended September 30, 2024 and 2023, respectively. Hotel operating expense as a percentage of hotel revenue decreased to 33.8% in the third quarter of 2024 compared to 34.8% for the comparable prior year period primarily as a result of increase in ADR and improved cost management.

Other revenue increased 26.3% in the third quarter of 2024 compared to the same prior year period primarily due to an increase in spa and commission revenues at both properties, as well as proceeds from finalization of Employee Retention Credit review by IRS.

SG&A expense increased to $27.2 million in the third quarter of 2024 from $27.1 million in the third quarter of 2023 driven primarily by increase in labor expense. As a percentage of net revenue, SG&A expense decreased to 19.7% in the third quarter of 2024 compared to 20.4% in the same period in 2023.

Depreciation and amortization expense increased to $13.1 million for the three months ended September 30, 2024, compared to $12.2 million for the same prior year period, due to new assets placed into service with the ongoing renovation at Atlantis.

During the third quarter of 2024 we recognized $0.2 million in loss on disposal of assets. During the third quarter of 2023, we recognized $3.0 million in professional service fees relating to our construction litigation.

In the third quarter of 2024 and 2023, we recognized $0.1 and $0.4 million of interest expense, net of interest income, respectively. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2024 and 2023

For the nine months ended September 30, 2024, we had a net income of $68.6 million, or $3.60 per diluted share, compared to net income of $64.2 million, or $3.27 per diluted share for the same period in 2023, reflecting a 6.7% and 10.1% increase in net income and diluted earnings per share, respectively. Net revenues in the nine months ended September 30, 2024, totaled $387.7 million, an increase of 3.9%, compared to the nine months ended September 30, 2023. Income from operations for the nine months ended September 30, 2024 totaled $88.6 million compared to $84.8 million income from operations for the same period in 2023.

Casino revenue increased 3.4% in the first nine months of 2024 compared to the first nine months of 2023 and was driven by an increase in market share at Monarch Black Hawk. Casino operating expense as a percentage of casino revenue increased to 37.3% for the nine months ended September 30, 2024 compared to 36.5% for the nine months ended September 30, 2023 primarily as a result of increase in labor expense and increase in promotional allowances.

Food and beverage revenue for the first nine months of 2024 increased 1.2% compared to same period in 2023 due to a 2.0% increase in food and beverage revenue per cover. Food and beverage covers decreased year-over-year by 0.9%. Food and beverage operating expense as a percentage of food and beverage revenue increased in the first nine months of 2024 to 73.8% from 72.6% for the same period in 2023 primarily as a result of an increase in COGS.

Hotel revenue increased 7.3% in the first nine months of 2024 compared to the first nine months of 2023 primarily due to an increase in ADR by $9.86, from $172.62 in the first nine months of 2023 to $182.48 in the first nine months of 2024, combined with a slight increase in occupancy from 84.7% during the first nine months of 2023 to 84.8% during the same period of 2024. RevPAR was $167.74 for the first nine months of 2024 and $160.04 for the first nine months of 2023. Hotel operating expense as a percentage of hotel revenue decreased to 34.2% in the first nine months of 2024 compared to 37.1% for the comparable prior year period primarily as a result of increase in ADR and improved cost management.

Other revenue increased 13.9% in the first nine months of 2024 compared to the same prior year period.

SG&A expense increased to $80.4 million in the first nine months of 2024 from $77.2 million in the first nine months of 2023 primarily due to: $2.6 million increase in labor expense; $0.7 million increase in repair and maintenance expense; and $0.4 million increase in advertising and marketing expenses, partially offset by $0.5 million decrease in utility expense. As a percentage of net revenue, SG&A expense increased to 20.8% in the first nine months of 2024 compared to 20.7% in the same period in 2023.

Depreciation and amortization expense increased to $38.0 million for the nine months ended September 30, 2024 compared to $35.2 million for the same prior year period, due to new assets placed into service with the ongoing renovation at Atlantis.

During the first nine months of 2024 we recognized $0.6 million in professional services fees relating to our construction litigation and $0.1 million in loss on disposal of assets. During the first nine months of 2023, we recognized $4.1 million in professional service fees relating to our construction litigation, $0.1 million in loss on disposal of assets and $1.2 million in proceeds from a sale of a COVID closure related insurance claim.

During the first nine months of 2024, we expensed $0.3 million of interest, net of interest income. During the first nine months of 2023, we expensed $1.7 million of interest, net of interest income. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Cash paid for capital expenditures for the nine-month periods ended September 30, 2024 and 2023 totaled $34.4 million and $34.6 million, respectively. During the nine-month period ended September 30, 2024, our capital expenditures related primarily to the redesign and upgrade of hotel rooms in the third tower at Atlantis, and the acquisition of gaming, and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. During the nine-month period ended September 30, 2023 our capital expenditures related primarily to the redesign and upgrade of hotel rooms in the second tower at Atlantis, re-carpeting the casino floor at Atlantis and the acquisition of gaming, and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. Capital expenditures during each of the first nine months of 2024 and 2023 were funded from operating cash flows and borrowings against the Company’s credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facility.

For the nine months ended September 30, 2024, net cash provided by operating activities totaled $102.9 million, compared to net cash provided by operating activities of $134.4 million in the same prior year period. This decrease was primarily a result of the decrease in income tax receivable as a result of receipt of an income tax refund in the third quarter of 2023 and change in working capital, offset by an increase in depreciation expense, net income, and stock options expense.

Net cash used in investing activities totaled $34.4 million and $34.6 million during the nine months ended September 30, 2024 and 2023, respectively. Net cash used in investing activities during the first nine months of 2024 consisted primarily of cash used for the redesign and upgrade of hotel rooms in the third tower at Atlantis and the acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first nine months of 2023 consisted primarily of cash used for the redesign and upgrade of hotel rooms in the second tower at Atlantis, re-carpeting the casino floor at Atlantis, and the acquisition of gaming and other equipment at both properties.

Net cash used in financing activities in the first nine months of 2024 totaled $72.5 million and consisted of $60.0 million cash used for purchase of Company stock under the Repurchase Plan and $16.7 million used for payment of dividends, partially offset by $2.7 million of net proceeds from stock options exercise and $1.5 million of borrowings under the Amended Credit Facility, net of the payments to the lender under the Amended Credit Facility. Net cash used in financing activities in the first nine months of 2023 totaled $104.6 million and consisted of $107.0 million used for payment of dividends, offset by $1.3 million of net proceeds from stock options exercise and $1.0 million of borrowings under the Amended Credit Facility, net of the payments to the lender under the Amended Credit Facility.

Amended Credit Facility

On February 1, 2023, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Facility provides for a $100 million line of credit which matures on January 1, 2025.

As of September 30, 2024, we had an outstanding principal balance of $7.0 million under the Amended Credit Facility.

In addition to other customary covenants for a facility of this nature, as of September 30, 2024, we were required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 2.5:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1. As of September 30, 2024, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.04:1 and 109.52:1, respectively.

The interest rate under the Amended Credit Facility is SOFR (the Secured Overnight Financing Rate) plus a margin ranging from 1.00% to 1.50%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging from 0.00% to 0.50%. The applicable margins will vary depending on the Company’s leverage ratio. In addition, SOFR-based loans will incur a 0.10% credit adjustment spread due to the conversion from LIBOR to SOFR as the new benchmark rate. As of September 30, 2024, the interest rate was 6.2%, or SOFR plus a 1.00% margin.

The Company’s obligations under the Amended Credit Facility are secured by substantially all of the Company’s assets.

We believe that our anticipated operating cash flows will be sufficient to sustain operations for the twelve months from the filing of this Form 10-Q for the quarter ended September 30, 2024 and fulfill our capital expenditure plans and authorized dividend distributions. However financial, economic, competitive, regulatory, and other factors, many of which are beyond our control, could negatively impact our operations. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

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

As of September 30, 2024, we had $7.0 million of outstanding balance under our Amended Credit Facility. A hypothetical 1% increase in the interest rate on the balance outstanding under the Amended Credit Facility at September 30, 2024, would have resulted in a change in our annual interest cost of approximately $0.1 million. See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

We have not entered into derivative financial instruments for trading or speculative purposes.

We do not have any cash or cash equivalents as of September 30, 2024 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the number and average price of shares of common stock repurchased by the Company in each fiscal month of the quarter ended September 30, 2024:

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1) (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2024 - July 31, 2024	—	$—	918,675	2,081,325
August 1, 2024 - August 31, 2024	109,599	73.24	1,028,274	1,971,726
September 1, 2024 - September 30, 2024	21,686	74.42	1,049,960	1,950,040
Total	131,285	$73.44	1,049,960	1,950,040

(1)	This amount represents a repurchase pursuant to our Repurchase Plan, see Note 8. STOCK REPURCHASE PLAN.
(2)	In the third quarter of 2024, under the authority of the Repurchase Plan, the Company purchased 131,285 shares of common stock at an average price between $70.96 and $74.99 per share on the open market.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: November 8, 2024	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)