Form 10-K
period 2024-12-31
MONARCH CASINO & RESORT INC
filed 2025-03-03
CIK 907242

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 28, 2024 (the last business day of the registrant's most completed second fiscal quarter), based on the closing price as reported on The Nasdaq Stock Market (SM) of $68.13 per share, was $968.1 million.

As of February 27, 2025, the registrant had 18,461,306 shares of common stock, $0.01 par value per share, outstanding.

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

The average occupancy rate, average daily room rate (“ADR”) and revenue per available room (“REVPAR”), calculated by dividing total hotel revenue by total rooms available, at the Atlantis for the following periods were:

	Year Ended December 31,
	2024	2023	2022
Occupancy rate	84.10%	84.50%	83.30%
ADR	$162.77	$157.64	$158.54
REVPAR	$152.48	$149.99	$149.11

We continually monitor and adjust hotel room rates based upon demand and other competitive factors.

Restaurants and Dining. The Atlantis has eight restaurants, two gourmet coffee bars and one snack bar as described below:

●	The 475-seat, Toucan Charlie’s Buffet & Grille, which offers a wide variety of food selections from around the globe including a carving station, live action Pho and Mongolian Bar-b-que, made-to-order salads, artisan charcuterie with a variety of imported and domestic cheeses, and an expansive array of desserts from our in-house bakery including house-made gelato;
●	The 160-seat Atlantis Steakhouse, a fine dining destination featuring Allen Brothers prime steaks from Chicago, fresh seafood, and numerous tableside presentations of classic steakhouse dishes;
●	The Bistro Napa, featuring creative wine country cuisine served in a 140-seat main dining room with a central wine cellar and an adjacent upscale 60-seat lounge;
●	The Oyster Bar on the Sky Terrace offering pan roasts made-to-order, fresh seafood, cioppino, house made chowder and bisques;
●	Sushi Bar serving creative, made-to-order sushi rolls with a wide variety of raw and cooked options, all offered in all-you-care-to-eat lunch and dinner settings.

The Oyster and Sushi Bar Restaurant can accommodate a combined total of up to 140 guests;

●	The 178-seat Purple Parrot coffee shop, which serves breakfast and American comfort food 24 hours a day;
●	The 92-seat Red Bloom Asian kitchen, featuring a modern twist on authentic Asian dishes inspired by the Far East, including flavorful preparations from China, Japan, Korea, Singapore, Thailand and Vietnam;
●	The 170-seat Manhattan Deli featuring authentic New York deli favorites like matzo ball soup, piled high sandwiches, salads, house made soups, bagels and lox, New York style pizza and famous New York cheesecake;
●	Two gourmet coffee bars offering specialty coffee drinks, “grab and go” sandwiches, house made gelato and freshly baked pastries; and
●	The Chicago Dogs Eatery, a snack bar, serving Chicago-style hot dogs, pizza, ice cream and arcade-style refreshments.

The Sky Terrace. The Sky Terrace is a unique structure with a diamond-shaped, blue glass body suspended approximately 55 feet, and spanning 160 feet across South Virginia Street, Reno’s main surface street thoroughfare. The Sky Terrace connects the Atlantis with parking on our 16-acre site across South Virginia Street. The structure rests at each end on two 100-foot tall Grecian columns with no intermediate support pillars. The interior of the Sky Terrace houses the Oyster and Sushi Bar Restaurant, a video poker bar, banks of slot machines and a lounge area.

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

The average occupancy rate, ADR and REVPAR at the Monarch Black Hawk for the following periods were:

	Year Ended December 31,
	2024	2023	2022
Occupancy rate	80.80%	79.90%	75.10%
ADR	$215.70	$195.20	$201.92
REVPAR	$187.23	$168.78	$164.91

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

We have continuously invested in upgrading our facilities. Capital expenditures were $43.9 million in 2024, $51.4 million in 2023 and $48.4 million in 2022. During the last three years, capital expenditures related primarily to: the transformation of part of the Monarch Black Hawk legacy facility; the major redesign and upgrade of all hotel rooms in all towers the first and second towers and complete renovation of the high-end suites on the top floors of the third hotel tower at Atlantis, the remaining 246 rooms are expected to be completed in phases in the first half of 2025; the redesign and upgrade of the Oyster and Sushi Bar Restaurant located in the Sky Terrace at Atlantis; the ongoing capital maintenance spending; and the acquisition of gaming equipment at both of our properties.

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

The Reno/Sparks region is a major gaming and leisure destination with aggregate gaming revenues of approximately $936 million (as reported by the Nevada Gaming Control Board for the twelve months ended December 31, 2024).

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

The Denver metro area is an attractive market with a population of approximately three million and a healthy population growth of 16.5% from 2013 to 2023 (national average is 6.5%). Denver metro area median household income in 2023 was 33% higher than the national average ($103,055 vs. $77,719).

Commercial gaming in Colorado is constitutionally restricted to three mountain towns – Black Hawk, Central City and Cripple Creek – which in 2024 represented 77%, 7% and 16% of total Colorado gaming revenue, respectively (Colorado Division of Gaming statistical summaries). These state constitutional limitations and the scarcity of available and developable land in Black Hawk create a strong barrier to new entries in the gaming market, limiting the threat of potential new competition.

The Black Hawk/Central City area gaming market generated approximately $810 million in gaming revenues for the twelve months ended December 31, 2024, according to the Colorado Division of Gaming.

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

Competition

Reno/Sparks. Gaming competition in the Reno area is intense. Based on information obtained from the December 31, 2024 Gaming Revenue Report published by the Nevada Gaming Control Board, there are approximately 13 casinos in the Reno-Sparks area which each generated more than $12.0 million in annual gaming revenues.

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

Black Hawk. There is strong competition in the concentrated Black Hawk/Central City area gaming market, which includes approximately 21 casinos as of December 31, 2024, according to the Colorado Division of Gaming report.

The Black Hawk and Central City gaming markets are geographically isolated. The only other non-tribal gaming market is Cripple Creek, which is seventy-five miles away. There are two federally recognized tribes in southwest Colorado, both with gaming facilities, and both more than 350 miles from Denver. There have been proposals for the development of Native American racetrack and video lottery terminal casinos throughout the state over the years. On two occasions the owners of the Arapahoe Race Track, southeast of Denver, have funded state wide ballot initiatives to allow casino style gaming at the race track. On both occasions, these measures were voted down by the electorate by wide margins. As of December 31, 2024, none of the proposals have been adopted by the state’s electorate or by the legislature. Should any form of additional gaming be authorized in the Denver metropolitan area, the Black Hawk and Central City markets would be adversely affected.

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

In November 2019, Proposition DD was passed with a vote of the people allowing for legalized sports betting in Colorado, making Colorado one of many states now letting people place bets on sporting events since the Supreme Court ruling struck down a law that banned sports betting in most U.S. states. With the passage of Proposition DD, and the legislative bill passed by the Colorado General Assembly in May 2019 (the “Colorado Sports Act”), the Colorado Limited Gaming Control Commission and the Colorado Division of Gaming are the statutory authority over the regulation of the legalized sports betting in Colorado. The Colorado Sports Act establishes three categories of sports wagering licenses: (1) Master License (awarded to casinos to offer both retail and online sports betting), (2) Sports Betting Operator (awarded to the operator running an on-premise sports book at the casino), and (3) Internet Sports Betting Operator. The Colorado Commission approved Sports Betting Rule 3, effective March 16, 2020, to enable applications, investigations, and licensure as related to sports betting. Rule 3 authorizes the additional license classifications Vendor Major License and Vendor Minor License. On February 20, 2020, Monarch Black Hawk was issued a Master License.

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

Compliance with Environmental Laws

In 2024, the Company did not incur any material capital expenses for maintaining compliance with applicable environmental laws and does not expect to incur such in 2025.

Requirements to comply with environmental laws may have an impact on capital expenditures, earnings, and our competitive position in the future. See Item 1A, “RISK FACTORS.”

Human Capital

As of December 31, 2024, we employed approximately 2,900 employees across both properties.

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

We also believe that the legalization of additional casino gaming in or near any major metropolitan area in the Atlantis’ or Monarch Black Hawk’s key marketing areas could have a material adverse impact on our business. In addition, there have been proposals for the development of Native American, racetrack and video lottery terminal casinos throughout the state of Colorado over the years, although none of the proposals has been adopted by the state’s electorate or legislature. The owners of the Arapahoe Racetrack, southeast of Denver, have funded state wide ballot initiatives to allow casino style gaming at the race track. Both measures were voted down by wide margins. As of December 31, 2024, none of the proposals have been adopted by the state’s electorate or by the legislature. Should any form of additional gaming be authorized in the Denver metropolitan area, Monarch Black Hawk could be adversely affected.

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

RISING OPERATING COSTS AT OUR GAMING PROPERTIES COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS

The operating expenses associated with our properties could increase due to, among other reasons, the following factors:

●	current broad-based inflation on the economy;
●	supply chain issues and potential tariffs;
●	changes in federal, state or local tax or regulations, including state gaming rules and regulations or gaming taxes, could impose additional restrictions or increase our operating costs;
●	aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base or attract new customers;
●	increases in costs of labor;
●	expenditures for repairs, maintenance, and to replace equipment necessary to operate our business;
●	our reliance on slot play revenues and any additional costs imposed on us from vendors;
●	availability and cost of the products and services we provide our customers, including food, beverages, retail items, entertainment, hotel rooms and spa;
●	availability and costs associated with insurance;
●	price increases for electricity, natural gas and other forms of energy;
●	adverse impacts of outbreaks of infectious diseases on our business, construction projects, financial condition and operating results;
●	actions by government officials at the federal, state and/or local level with respect to steps to be taken, including, without limitation, temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders, in connection with any infectious disease outbreak;
●	our ability to manage guest safety concerns caused by any infectious disease outbreak;

●	our ability to effectively manage and control expenses during temporary or extended shutdown periods;
●	impact of temporary or extended shutdowns on our ability to maintain compliance with the terms and conditions of our credit facilities and other material contracts;
●	construction factors, including delays, disruptions, availability of labor and materials, increased costs of labor and materials, contractor disagreements, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, building permit issues and other regulatory approvals or issues;
●	ongoing disagreements over costs of and responsibility for delays and other construction related matters with our Monarch Black Hawk general contractor, PCL Construction Services, Inc. (“PCL”), including, as previously reported, the litigation against us and liens by such contractor, the court’s decision, issued February 14, 2025, following the trial of the matter in 2023, and our likely appeal of that decision;
●	affirmative and extensive counterclaims for construction defects, breach of contract, breach of warranty, fraud, fraudulent inducement, negligence and other construction related claims that we have filed against the Monarch Black Hawk contractor, PCL in the above-mentioned litigation in which the parties recently received the Court’s decision following the trial of the matter in 2023 and the potential appeal of that decision;
●	our potential need to post bonds or other forms of surety to support our legal remedies, including in connection with the likely appeal noted above;
●	risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems and delays; shortages of materials or skilled labor; environmental, health and safety issues; weather and other hazards, site access matters, and unanticipated cost increases);
●	our ability to generate sufficient operating cash flow to help finance our expansion plans and subsequent debt reduction;
●	changes in laws mandating increases in minimum wages and employee benefits;
●	changes in laws and regulations permitting expanded and other forms of gaming in our key markets;
●	the effects of local and national economic, credit and capital market conditions on the economy in general and on the gaming industry and our business in particular;
●	the effects of labor shortages on our market position, growth and financial results;
●	the potential of increases in state and federal taxation to address budgetary and other impacts of infectious disease outbreaks;
●	the potential of increased regulatory and other burdens to address the direct and indirect impacts of infectious disease outbreaks; and
●	guest acceptance of our expanded facilities once completed and the resulting impact on our market position, growth and financial results.

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

●	changes in local economic and competitive conditions;
●	labor supply disruptions or shortages;
●	inflationary pressures on labor and supplies;
●	disruptions in our supply chain;
●	changes in local and state governmental laws and regulations, including gaming laws, rules and regulations, and the way in which those laws, rules and regulations are applied;
●	natural and other disasters, including pandemics, epidemics, or outbreaks of infectious or contagious diseases;
●	an increase in the cost of maintaining our properties;
●	a decline in the number of visitors to Reno or Black Hawk; and
●	a decrease in gaming and non-casino activities at our resorts.

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

TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL

Our ability to make payments on and to refinance our indebtedness and to fund future capital expenditures and expansion efforts will depend upon our ability to generate cash. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. On December 31, 2024, the Company entered into the Sixth Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, where it amended and restated in its entirety the Fifth Amended Credit Facility. Our failure to generate sufficient cash flows from operations or to obtain future borrowings may impact our ability to repay our indebtedness as it matures and to fund our other liquidity needs. In such cases, we may have to adopt alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all.

COVENANT RESTRICTIONS UNDER OUR SIXTH AMENDED CREDIT FACILITY MAY LIMIT OUR ABILITY TO OPERATE OUR BUSINESS AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

Our Sixth Amended Credit Facility contains covenants that restrict our ability to, among other things, incur additional debt, make distributions, make investments, grant liens on our assets to secure debt, enter into transactions with affiliates and effect mergers or acquisitions. Although the covenants in our Sixth Amended Credit Facility are subject to various exceptions, we cannot assure you that these covenants will not adversely affect our ability to finance future operations or capital needs or to engage in other activities that may be in our best interest. In addition, our long-term debt requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of the covenants in the agreement governing our Sixth Amended Credit Facility could result in a default under such agreement. Our ability to comply with these covenants may be affected by general economic conditions, industry conditions, and other events beyond our control. As a result, we cannot assure you that we will be able to comply with these covenants. If an event of default under the agreement governing our Sixth Amended Credit Facility occurs, the lenders thereunder could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.

OUR VARIABLE RATE INDEBTEDNESS SUBJECTS US TO INTEREST RATE RISK, WHICH COULD CAUSE OUR DEBT SERVICE OBLIGATIONS TO INCREASE SIGNIFICANTLY

An increase in market interest rates would increase our interest expense arising on our indebtedness. The interest rate under our Sixth Amended Credit Facility is SOFR (the Secured Overnight Financing Rate) plus a margin of 1.25% or a base rate plus a margin of 0.25%. The applicable margins will vary depending on the Company’s leverage ratio. As a result, we are exposed to interest rate risk. If interest rates increase, our debt service obligations under the Sixth Amended Credit Facility will increase even when the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

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

The disputes with the Monarch Black Hawk Expansion general contractor have resulted in and may continue to result in:

●	disputes and claims over the quality and management of the construction;
●	disputes and claims over design and construction defects;
●	disputes and claims over payments, construction costs, staffing costs, damages and other financial responsibility; and
●	disruptions of relationships with the general contractor, subcontractors, vendors and others.

In addition, our current and future projects could also experience:

●	delays and significant cost increases;
●	delays in obtaining or inability to obtain necessary permits, licenses and approvals;
●	lack of sufficient, or delays in the availability of, financing;
●	shortages of materials;
●	shortages of skilled labor, work stoppages or labor disputes;
●	poor performance or nonperformance by any third parties on whom we place reliance;
●	unforeseen construction scheduling, engineering, environmental, permitting, construction or geological problems, including defective plans and specifications; and
●	weather interference, floods, fires or other casualty losses.

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

CERTAIN OF OUR STOCKHOLDERS OWN LARGE INTERESTS IN OUR CAPITAL STOCK AND MAY SIGNIFICANTLY INFLUENCE OUR AFFAIRS

As of December 31, 2024, John Farahi and Bob Farahi, our officers and directors, together with John’s and Bob’s brother Ben Farahi, beneficially own in the aggregate approximately 32% of our outstanding common stock, inclusive of options held by them which are exercisable within 60 days. As such, members of the Farahi family, if voting together, have the ability to significantly influence our affairs, including the election of the board of directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

WE MAY NOT BE ABLE TO PAY OR MAINTAIN DIVIDENDS AND THE FAILURE TO DO SO WOULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Since the second quarter of 2023, we started to pay an annual cash dividend, payable in quarterly amounts, on our common stock. Our ability to pay and maintain cash dividends is at the discretion of our board of directors and is based on many factors, including our earnings, liquidity, financial condition, funds from operations, the level of our capital expenditures and future business prospects, our ability to make and finance acquisitions, available acquisition opportunities, anticipated operating cost levels, the level of demand for the products and services offered at our properties, alternate capital deployment opportunities, and any other factors our board of directors considers relevant.

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

Although we have general property insurance covering damage caused by a casualty loss (such as fire and natural disasters), each such policy has certain exclusions. In addition, our property insurance is in an amount that may be less than the expected replacement cost of rebuilding the applicable complex if there was a total loss. Our level of insurance coverage may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as public health emergencies, including infectious disease outbreaks, labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, might not be covered at all under our policies. Therefore, certain acts, events or conditions could expose us to heavy, uninsured losses.

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

Natural disasters, man-made disasters and outbreaks of highly infectious diseases such as COVID-19 may result in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect the number of visitors to our properties. In addition, catastrophic events, such as terrorist and war activities in the United States and elsewhere, have had a negative effect on travel and leisure expenditures, including lodging, gaming and tourism. If any of the foregoing events occur in the future, they could disrupt our operations, including our ability to staff our business adequately, damage our reputation and have a material adverse effect on our business, results of operations and cash flows. Although we have insurance coverage with respect to some of these disasters or events, we cannot assure you that any such coverage will be sufficient to indemnify us fully against all direct and indirect costs, including any loss of business that could result from substantial damage to, or partial or complete destruction of, any of our properties.

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

Management’s Role

Our chief information officer and our security architect are responsible for day-to-day assessing and managing the cybersecurity risk and threats through internal assessment tools as well as third-party control tests, for audits and evaluation against industry standards and regulations. Our chief information officer has over twenty-five years leading IT and Cybersecurity teams and continually improve his expertise through cybersecurity classes and collaborate with cybersecurity professionals in hospitality industry.

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

ITEM 2. PROPERTIES

As of December 31, 2024, our properties consist of:

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock trades on The Nasdaq Stock Market under the symbol MCRI.

Stockholders. As of February 14, 2025, there were approximately 101 stockholders of record of our common stock.

Dividends. Up to December 31, 2022, we have never paid dividends on our common stock. We had used our free cash flow to finance our operating activities, our capital expenditures and to pay down our debt.

On February 7, 2023, the Company’s board of directors authorized a one-time cash dividend of $5.00 per share of its outstanding common stock, payable on March 15, 2023, to stockholders of record of the Company on March 1, 2023. The board of directors also approved, commencing in the second quarter of 2023, a recurring annual cash dividend of $1.20 per outstanding share of Common Stock to be paid in quarterly amounts. In 2024 we paid $1.20 per share of its outstanding common stock. See Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements, Note 13.

Our ability to pay and maintain cash dividends is at the discretion of our board of directors and is based on many factors, including our earnings, liquidity, financial condition, funds from operations, the level of our capital expenditures and future business prospects, our ability to make and finance acquisitions, available acquisition opportunities, anticipated operating cost levels, the level of demand for the products and services offered at our properties, alternate capital deployment opportunities, and any other factors our board of directors considers relevant. While we intend to continue paying comparable cash dividends quarterly, there can be no assurance that our board of directors will declare dividends at all or on a regular basis or that the amount of our dividends will not change.

STOCK PERFORMANCE GRAPH

The following chart reflects the cumulative total shareholder return (change in stock price plus reinvested dividends) of a $100 investment in our common stock from the five-year period from December 31, 2019 through December 31, 2024, in comparison to the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s 1500 Casinos & Gaming Index. The comparisons are not intended to forecast or be indicative of possible future performance of our common stock.

The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

Total Return Performance
250
200
150
100
50
Index Value
Monarch Casino & Resort, Inc.
S&P 500 Index
S&P 1500 Casinos & Gaming Index
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Monarch Casino & Resort, Inc.	100.00	126.10	152.32	158.37	154.22	178.88
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P 1500 Casinos & Gaming Index	100.00	115.48	113.77	90.05	104.02	97.42

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

During the fourth quarter ended December 31, 2024, the Company purchased no shares of the Company’s common stock on the open market under the Repurchase Plan. As of December 31, 2024, we have an authorization to purchase up to 1,950,040 shares under the Repurchase Plan.

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

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) regarding our expectations and beliefs concerning the cost, financing and impact of our Monarch Black Hawk Expansion; future expansion and acquisition opportunities; positioning of our properties to benefit from future macro and local economic growth; business prospects; business strategies and outlook; competitive advantages and sources of competition; marketing strategy; approvals and licensing requirements; employee relations; capital requirements; anticipated source of funds and adequacy of such funds to meet our debt obligations and capital requirements; financial condition, legal matters and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-K, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made. Example of forward-looking statements include, among others, statements we make regarding: (i) our belief that we have sufficient liquidity to fund our operations and any remaining renovation projects, litigation costs and ongoing capital expenditures; (ii) our belief that our business is well-positioned to benefit from the continued gaming industry expansion after the pandemic; (iii) our expectation regarding the availability of future acquisition opportunities; (iv) our beliefs regarding the quality of our products and guest services in Reno and Black Hawk; (v) our expectations regarding our guests' acceptance of the casino, hotel and related amenities at Monarch Casino Resort Spa Black Hawk and Atlantis; (vi) our expectations regarding our future position in, and share of, the high-end segment of the market and the quality of service we provide to our guests; (vii) our expectations regarding the litigation and any appeal relating to the construction of the Monarch Black Hawk expansion and related liens recorded by the general contractor and certain subcontractors against the Monarch Black Hawk; (viii) our belief regarding the proximity that the Reno-Sparks Convention Center will have on the Atlantis; (ix) the continuing strength of our balance sheet and our expected free cash flow; (x) our expectations regarding continuing our dividend payments in the future; (xi) our belief regarding the appeal of the locations of our properties to certain segments of our customers; (xii) our expectations regarding broad-based employment growth in the Reno market; and (xiii) our beliefs regarding the impact that Monarch Rewards will have on guest loyalty at each of our properties. Actual results and future events and conditions may differ materially from those described in any forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

●	our ability to successfully implement our business and growth strategies;
●	our ability to successfully defend against and remove the liens recorded against the Monarch Black Hawk by the general contractor and certain subcontractors with respect to the expansion and renovation of the property;
●	access to available and reasonable financing on a timely basis;
●	our ability to maintain strong working relationships with our regulators, employees, lenders, suppliers, insurance carriers, customers, and other stakeholders;
●	impact of any uninsured losses;

●	changes in guest visitation or spending patterns due to health or other concerns;
●	construction factors, including delays, disruptions, availability of labor and materials, increased costs of labor and materials, contractor disagreements, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, building permit issues and other regulatory approvals or issues;
●	ongoing disagreements over costs of and responsibility for delays and other construction related matters with our Monarch Black Hawk general contractor, PCL including, as previously reported, the litigation against us by such contractor, the court’s decision, issued February 14, 2025, following the trial of the matter in 2023, and our likely appeal of that decision;
●	affirmative and extensive counterclaims for construction defects, breach of contract, breach of warranty, fraud, fraudulent inducement, negligence and other construction related claims that we have filed against the Monarch Black Hawk contractor, PCL in the above-mentioned litigation in which litigation the parties recently received the Court’s decision following the trial of the matter in 2023 and likely appeal of that decision;
●	our potential need to post bonds or other forms of surety to support our legal remedies, including in connection with the potential appeal noted above;
●	risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems and delays; shortages of materials or skilled labor; environmental, health and safety issues; weather and other hazards, site access matters, and unanticipated cost increases);
●	changes in laws mandating increases in minimum wages and employee benefits;
●	changes in laws, rules and regulations permitting expanded and other forms of gaming in our key markets;
●	the effects of labor shortages on our market position, growth and financial results;
●	current broad-based inflation on the economy, including supply and wage inflation;
●	the potential of increased regulatory and other burdens to address the direct and indirect impacts of the spread of infectious diseases;
●	guest acceptance of our expanded facilities at Monarch Black Hawk and the resulting impact on our market position, growth and financial results;
●	competition in our target market areas;
●	our dependence on two resorts;
●	our ability to realize the anticipated benefits of our expansion and renovation projects, including the Monarch Black Hawk Expansion;
●	our ability to effectively manage expenses to optimize our margins and operating results;
●	risks related to our present indebtedness and future borrowings and our ability to meet our debt obligations and comply with our loan covenants;
●	adverse trends in the gaming industries;
●	changes in patron demographics;
●	general market and economic conditions, including but not limited to, the effects of local and national economic, credit and capital market conditions, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;
●	our ability to generate sufficient operating cash flow to finance our expansion plans and fund working capital;
●	the impact of rising interest rates and our ability to refinance debt as it matures at commercially reasonable rates or at all;
●	disruptions and shortages in the supply chain;
●	ability of large stockholders to influence our affairs;
●	our dependence on key personnel;
●	the availability of adequate levels of insurance;
●	changes in federal, state, and local laws, rules and regulations, including environmental and gaming licenses or legislation and regulations;
●	our ability to comply with existing laws and regulations to which we are subject;

●	our ability to obtain and maintain gaming and other governmental licenses and regulatory approvals;
●	any violations by us of the anti-money laundering laws;
●	cybersecurity risks, including misappropriation of customer information or other breaches of information security;
●	impact of natural disasters, severe weather, terrorist activity and similar events;
●	competitive environment, including increased competition in our target market areas;
●	increases in the effective rate of taxation at any of our properties or at the corporate level;
●	our ability to successfully estimate the impact of accounting, tax and legal matters;
●	risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports;
●	the effects of macro and micro economic conditions on employment growth in the economy in general;
●	the effects of labor shortages on our ability to grow our business and to expand our market share in each of our key markets;
●	our ability to generate sufficient cash flow and manage our expenses to deleverage the Company;
●	the impact of the events occurring in Eastern Europe and other parts of the world, including the conflict taking place in Ukraine and Israel;
●	adverse impacts of an infectious disease outbreak on our business, construction projects, financial condition and operating results;
●	actions by government officials at the federal, state and/or local level with respect to steps to be taken, including, without limitation, temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders, in connection with an infectious disease outbreak;
●	our ability to manage guest safety concerns caused by an infectious disease outbreak; and
●	the impact of newly proposed tariffs imposed on goods originating from Mexico, Canada or China.

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

FACTORS IMPACTING OUR RESULTS OF OPERATIONS

Our operating results may be affected by, among other things, competitive factors, gaming tax increases, mandated minimum wages, the commencement of new gaming operations, renovations at our facilities, general public sentiment regarding travel and public gatherings, overall economic conditions and governmental policies affecting the disposable income of our patrons, public health conditions including global pandemics and localized outbreaks of infectious diseases, terrorism and weather conditions affecting our properties, as well as those matters discussed in Item 1A. “RISK FACTORS” above.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Years Ended December 31, 2024 and 2023

For the year ended December 31, 2024, our net income totaled $72.8 million, or $3.84 per diluted share, compared to net income of $82.4 million, or $4.20 per diluted share for the same period of 2023, reflecting a 11.7% decrease in net income and 8.6% decrease in diluted EPS (“Earnings Per Share”). Net income and diluted EPS for the years ended December 31, 2024 and 2023, were impacted by: i) $27.6 million loss on litigation between Monarch and PCL recognized in the year ended December 31, 2024; ii) higher depreciation expense ($51.4 million and $47.3 million in 2024 and 2023, respectively); offset by i) the effective tax rate (21.6% in 2024 and 24.0% in 2023), based primarily on the amount of the excess tax benefit on stock compensation; ii) lower legal and consulting costs related to the litigation between Monarch and PCL ($0.8 million and $6.9 million in 2024 and 2023, respectively). Net revenue for the years ended December 31, 2024 and 2023 were $522.2 million and $501.5 million, respectively, reflecting an increase of $20.7 million, or 4.1%.

Casino revenue increased 4.1% in the year ended December 31, 2024, compared to the same period of 2023. Casino operating expense as a percentage of casino revenue increased to 37.2% for the year ended December 31, 2024, compared to 36.4% for the same period in 2023, primarily due to increases in labor expense and technology related expense.

Food and beverage revenue increased 0.7% in the year ended December 31, 2024 over the same period in 2023, due to a 1.6% increase in average revenue per cover partially offset by a 0.9% decrease in covers. Food and beverage operating expense as a percentage of food and beverage revenue in the year ended December 31, 2024 was 73.7% compared to 72.4% for the same period in 2023. Food and beverage operating expense as a percentage of food and beverage revenue increased as a result of increase in cost of goods sold.

Hotel revenue increased 7.6% in the year ended December 31, 2024 over the same period in 2023 due to an increase in ADR from $172.62 for the year ended December 31, 2023 to $182.48 for the year ended December 31, 2024, combined with slightly higher hotel occupancy of 84.8% in the year ended December 31, 2024 compared to 84.7% for the same period in 2023. RevPAR was $220.28 in the year ended December 31, 2024 and $209.71 for the same period in 2023. Hotel operating expense as a percent of the hotel revenue for the year ended December 31, 2024 was 34.3% compared to 37.2% for the same period in 2023. The decrease in the hotel expense margin was primarily due to the increase in ADR and effective cost management.

Other revenue increased 13.8% in the year ended December 31, 2024 compared to the same period in 2023 driven primarily by increases in spa and commission revenues.

SG&A expense increased to $108.3 million in the year ended December 31, 2024 from $105.8 million in the same period of 2023 due to: i) a $2.6 million increase in salaries, wages and related employee benefits expense; ii) a $0.8 million increase in repairs and maintenance expense; offset by a $0.7 million decrease in utility expense. As a percentage of net revenue, SG&A expense decreased to 20.7% in the year ended December 31, 2024 from 21.1% in the corresponding prior year period 2023.

Depreciation and amortization expense increased to $51.4 million for the year ended December 31, 2024, as compared to $47.3 million for the same period in 2023 primarily due to the addition of assets related to the redesign and upgrade of the hotel rooms at Atlantis, as well as ongoing maintenance capital expenditures at both properties.

During the year ended December 31, 2024, we recognized $27.6 million loss relating to the principal judgment on the litigation between Monarch and PCL, $0.8 million in construction litigation expense related to the litigation between Monarch and PCL and $0.2 million in loss on disposal of assets. During the year ended December 31, 2023, we recognized, $6.9 million in construction litigation expense related to the lawsuit filed by the Monarch Black Hawk Expansion construction project general contractor against the Company and our countersuit against the general contractor and $0.2 million in loss on disposal of assets, offset by $1.2 million net proceeds from a sale of a corona virus (“COVID”) closure related insurance claim. These expenses are included in Other operating items, net in the Consolidated Statements of Operations.

During the year ended December 31, 2024, we decreased the outstanding principal balance under our Amended Credit Facility by $5.5 million to no balance outstanding as of December 31, 2024. During 2024 and 2023, we recognized $0.1 million and $1.6 million, respectively, in interest expense, net of interest income. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Years Ended December 31, 2023 and 2022

Refer to ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high quality product to our guests. Capital expenditures during the years ended December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Atlantis	$38,091	$43,634
Monarch Black Hawk	5,806	7,762
	$43,897	$51,396

During the years ended December 31, 2024 and 2023, capital expenditures related primarily to the major redesign and upgrade of all hotel rooms at Atlantis, the redesign and upgrade of the Oyster and Sushi Bar Restaurant located in the Sky Terrace at Atlantis and the acquisition of gaming equipment at both of our properties.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facility.

Operating Activities

For the year ended December 31, 2024, net cash provided by operating activities totaled $140.7 million, a decrease of $32.3 million, or 18.7%, compared to the same period of the prior year. This decrease was primarily due to a $24.5 million federal income tax resulting from a refund received from IRS in 2023, $9.8 million decrease in deferred tax liability and $9.7 million decrease in net income, offset by a $7.8 million change in working capital and $4.0 increase in depreciation expense.

Investing Activities

Net cash used in investing activities totaled $43.8 million and $51.2 million in the years ended December 31, 2024 and 2023, respectively. Net cash used in investing activities during the years ended December 31, 2024 and 2023 consisted primarily of cash used for hotel rooms redesign and upgrade project at Atlantis, and for the acquisition of gaming and other equipment at both properties.

Financing Activities

Net cash used in financing activities of $81.5 million in the year ended December 31, 2024 represented $60.0 million used for the repurchase of Company common stock under the Repurchase Plan, $22.3 million used for payment of dividends, and $5.5 million principal payments under the Amended Credit Facility, offset by $6.2 million of proceeds from stock options exercise, net of payroll taxes from net exercises. Net cash used in financing activities of $117.2 million in the year ended December 31, 2023 represented $112.8 million used for payment of dividends, $5.0 million used for the repurchase of Company common stock under the Repurchase Plan and $1.5 million principal payments under the Amended Credit Facility, offset by $2.1 million of processed from stock options exercise, net of payroll taxes from net exercises.

We expect that the Company’s cash position in the next quarters may be negatively impacted by the outstanding payments related to the Monarch Black Hawk Expansion project litigation and the judgment of $74.6 million issued February 14, 2025, which are included in the Current Liability on the balance sheet as of December 31, 2024.

Purchase obligations of materials and supplies used in the normal operation of our business represent approximately $18.3 million as of December 31, 2024 and all are cancelable by us upon providing a 30-day notice.

Amended Credit Facility

On December 31, 2024, the Company entered into the Sixth Amended and Restated Credit Agreement (the “Sixth Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent. The Sixth Amended Credit Facility amends and restates the Company’s $100.0 million credit facility, dated as of February 1, 2023 (the “Prior Facility”).

The Sixth Amended Credit Facility extends the maturity date to January 1, 2028 and removes the lien on real property under the Prior Facility. Additionally, the interest rate under the Sixth Amended Credit Facility is either SOFR (the Secured Overnight Financing Rate) plus a margin of 1.25% or the Base Rate (as defined in the Sixth Amended Credit Facility) plus a margin of 0.25%. The Commitment Fee Percentage (as defined in the Sixth Amended Credit Facility) was revised to be 0.25% per annum. As of December 31, 2024, the Company had no outstanding principal balance under the Amended Credit Facility, a $0.6 million standby letter of credit and $99.4 million remained available for borrowing.

In addition to other customary covenants for a facility of this nature, as of December 31, 2024, the Company is required to maintain a Total Leverage Ratio (as defined in the Sixth Amended Credit Facility) of no more than 1.5:1.0 and Fixed Charge Coverage Ratio (as defined in the Sixth Amended Credit Facility) of at least 1.1:1.0. As of December 31, 2024, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio associated with the Prior Facility was 0.0:1.0 and 84.4:1.0.

On February 24, 2025, Wells Fargo Bank agreed to waive its right to declaring an event of default under the Sixth Amended Credit Facility arising out of the February 14, 2025 judgment on the litigation between Monarch and PCL, so long as we strictly comply with each and every other provision of the Credit Facility. We believe that we are in full compliance.

As of December 31, 2024, the Company had no outstanding principal balance under the Sixth Amended Credit Facility, a $0.6 million standby letter of credit and $99.4 million remained available for borrowing.

We believe that the expected cash flows from operating activities and the $99.4 million available under our Amended Credit Facility as of December 31, 2024 will be sufficient to support our current operations, meet our debt obligations and fulfill our capital expenditure plans for the twelve months from the filing of Form 10-K for the year ended December 31, 2024; however, we are surrounded by uncertainty about financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed the Company’s borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Our current primary market risk exposure is interest rate risk relating to the short-term floating interest rates on borrowings under our credit facility. As of December 31, 2024, we had no outstanding debt under our Sixth Amended Credit Facility which bears interest at variable rates. As of December 31, 2024, we have $99.4 million of available borrowing capacity under our Sixth Amended Credit Facility.

We do not have any cash or cash equivalents as of December 31, 2024 which are subject to market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Monarch Casino & Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resorts, Inc. and subsidiaries the “Company”) as of December 31, 2024, the related consolidated statements of income, stockholders’ equity, and cash flows, for the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Commitment and Contingencies - Legal Dispute – Refer to Note 11 of the financial statements

Critical Audit Matter Description

As a result of litigation between PCL Construction Services, Inc. (“PCL”) and Monarch Casino & Resort, Inc. (“Monarch”) surrounding breach of contract, breach of implied warranty, and breach of the duty of good faith and fair dealing, the Company is required to evaluate its exposure to potential loss contingencies arising from such litigation and estimated liability, inclusive of the judgment rendered, which represents the Company’s best estimate of probable losses associated with the litigation as of December 31, 2024.

We identified the loss contingency estimate of $75 million, and the related disclosures as a critical audit matter because of the significant judgments made by management to determine the estimate of the probable loss and the classification of such costs as of December 31, 2024. Auditing the reasonableness of management's judgments, estimates and disclosures related to such loss contingencies required the application of a high degree of auditor judgment and extensive effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s PCL Construction Services, Inc legal matter included the following, among others:

●	We tested the effectiveness of the Company’s internal controls over management’s review and assessment of the litigation, recording of any related accruals and adjustments, and the evaluation of the appropriateness of legal contingency disclosures in the financial statements.
●	We read the Findings of Fact, Conclusions of Law, and Order of Judgment and the written correspondence from the Company’s external and internal legal counsel.
●	We performed inquiries of management, the Company's external counsel and in house general counsel regarding the details of the agreements and judgments and evaluated whether the information therein was consistent with the information obtained through our procedures.
●	We evaluated management's assessment and conclusion with regards to the accounting treatment and calculation of the loss contingency, including performing inquires with management regarding judgments made.
●	We evaluated whether the Company’s disclosures were appropriate and consistent with the information obtained in our procedures.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
March 3, 2025

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Monarch Casino & Resort, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Monarch Casino & Resort, Inc. and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2003 to 2024.

Las Vegas, Nevada

February 28, 2024

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except shares and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Casino	$293,813	$282,292	$270,756
Food and beverage	127,474	126,628	117,156
Hotel	76,357	70,986	71,179
Other	24,542	21,572	18,779
Net revenues	522,186	501,478	477,870

Operating expenses
Casino	109,172	102,771	95,076
Food and beverage	93,916	91,629	88,440
Hotel	26,221	26,434	25,508
Other	12,061	11,469	9,254
Selling, general and administrative	108,286	105,819	97,602
Depreciation and amortization	51,359	47,294	43,433
Other operating items, net	28,668	5,910	7,115
Total operating expenses	429,683	391,326	366,428
Income from operations	92,503	110,152	111,442

Other income (expense)
Interest expense, net	(104)	(1,625)	(2,420)

Income before income taxes	92,399	108,527	109,022
Provision for income taxes	(19,630)	(26,079)	(21,543)
Net income	$72,769	$82,448	$87,479

Earnings per share of common stock
Net income
Basic	$3.91	$4.28	$4.60
Diluted	$3.84	$4.20	$4.47

Weighted average number of common shares and potential common shares outstanding
Basic	18,611	19,244	18,996
Diluted	18,971	19,618	19,578

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$58,760	$43,361
Receivables, net of provision for credit losses	10,257	11,990
Income taxes receivable	1,523	1,006
Inventories	9,296	7,614
Prepaid expenses and other	10,586	10,995
Total current assets	90,422	74,966
Property and equipment, net	575,287	580,497
Goodwill	25,111	25,111
Intangible assets, net	345	299
Other long-term assets	418	—
Total assets	$691,583	$680,873
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	41,243	23,092
Construction accounts payable	51,101	47,566
Accrued expenses	53,198	51,812
Short-term lease liability	921	897
Total current liabilities	146,463	123,367
Deferred income taxes	13,348	23,084
Long-term lease liability	13,143	14,021
Long-term debt	—	5,500
Other long-term liability	881	1,761
Total liabilities	173,835	167,733
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,364,531 shares issued and 18,436,540 outstanding at December 31, 2024; 19,154,031 shares issued and 19,091,497 outstanding at December 31, 2023	193	191
Additional paid-in capital	62,891	48,821
Treasury stock, 927,991 shares at December 31, 2024; 62,534 shares at December 31, 2023	(63,686)	(3,718)
Retained earnings	518,350	467,846
Total stockholders’ equity	517,748	513,140
Total liabilities and stockholders’ equity	$691,583	$680,873

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2021	18,764,540	$191	$41,426	$410,738	$(4,341)	$448,014
Exercise of stock options, net	406,641	—	(7,714)	—	10,370	2,656
Restricted stock granted	22,495	—	1,909	—	301	2,210
Stock-based compensation expense	—	—	5,095	—	—	5,095
Purchase of company common stock	(100,000)	—	—	—	(6,500)	(6,500)
Net income	—	—	—	87,479	—	87,479
Balance, December 31, 2022	19,093,676	$191	$40,716	$498,217	$(170)	$538,954
Exercise of stock options, net	76,459	—	358	—	1,130	1,488
Restricted stock granted	5,865	—	271	—	350	621
Stock-based compensation expense	—	—	7,476	—	—	7,476
Purchase of company common stock	(84,503)	—	—	—	(5,028)	(5,028)
Dividend payment	—	—	—	(112,819)	—	(112,819)
Net income	—	—	—	82,448	—	82,448
Balance, December 31, 2023	19,091,497	$191	$48,821	$467,846	$(3,718)	$513,140
Exercise of stock options, net	210,500	2	6,206	—	—	6,208
Stock-based compensation expense	—	—	7,864	—	—	7,864
Purchase of company common stock	(865,457)	—	—	—	(59,968)	(59,968)
Dividend payment	—	—	—	(22,265)	—	(22,265)
Net income	—	—	—	72,769	—	72,769
Balance, December 31, 2024	18,436,540	$193	$62,891	$518,350	$(63,686)	$517,748

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$72,769	$82,448	87,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,359	47,294	43,433
Amortization of deferred loan costs	(418)	307	1,541
Stock-based compensation - stock options	7,864	7,112	5,095
Stock-based compensation - restricted stock	—	364	80
Provision for bad debts	234	194	155
Loss (gain) on disposition of assets	249	159	(69)
Non-cash operating lease expense	24	39	9
Deferred income taxes	(9,736)	68	3,399
Changes in operating assets and liabilities:
Receivables	1,499	(2,618)	(840)
Income taxes receivable	(517)	23,983	1,957
Inventories	(1,682)	(56)	(399)
Prepaid expenses and other	409	(2,458)	(985)
Accounts payable	18,151	8,674	(4,157)
Accrued expenses	506	7,536	3,070
Net cash provided by operating activities	140,711	173,046	139,768
Cash flows from investing activities:
Proceeds from sale of assets	110	170	440
Change in construction accounts payable	3,535	(2,391)	(8,934)
Acquisition of property and equipment	(47,432)	(49,005)	(39,477)
Net cash used in investing activities	(43,787)	(51,226)	(47,971)
Cash flows from financing activities:
Payroll taxes from net exercise of stock options	(2,013)	(464)	(6,885)
Proceeds from exercise of stock options	8,221	2,573	9,841
Line-of-credit borrowings	45,500	71,500	3,000
Line-of-credit payments	(51,000)	(66,000)	(3,000)
Principal payments on long-term debt	—	(7,000)	(83,000)
Payment of dividends	(22,265)	(112,819)	—
Purchase of company common stock	(59,968)	(5,028)	(6,500)
Net cash used in financing activities	(81,525)	(117,238)	(86,544)

Change in cash and cash equivalents	15,399	4,582	5,253
Cash and cash equivalents at beginning of period	43,361	38,779	33,526
Cash and cash equivalents at end of period	$58,760	$43,361	38,779

Supplemental disclosure of cash flow information:
Cash paid for interest	$986	$1,968	1,450
Cash paid for income taxes	$29,760	$25,626	15,620
Cash received - income taxes refunds	$—	$23,758	—

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

The Company’s Chief Operating Decision Maker (CODM) is our Chief Executive Officer. The CODM assesses performance for our properties and decides how to allocate resources based on net income as reported on our Consolidated Statements of Income. The measure of segment assets is reported on our Consolidated Balance Sheets as total assets.

Our operating revenues are recognized with the delivery of products or when services are performed at either of our operating segments. Our significant segment expenses as monitored by the CODM are shown in the table below. This breakout of expenses is used by the CODM to monitor and assess the financial performance by comparing actual results to prior years and plans (in thousands).

	Year Ended December 31,
	2024	2023	2022
Net revenues	$522,186	$501,478	$477,870
Operating Expenses
Labor expense	158,904	153,705	143,053
Cost of sales	44,866	42,041	40,629
Tax and license expense [a]	76,518	73,288	67,553
Other operating expense [b]	69,368	69,088	64,645
Depreciation and amortization	51,359	47,294	43,433
Other operating items, net [c]	28,668	5,910	7,115
Interest expense, net	104	1,625	2,420
Income tax expense	19,630	26,079	21,543
Total expenses	$449,417	$419,030	$390,391

Net income	$72,769	$82,448	$87,479

[a]   Tax and license includes gaming taxes and licenses, commerce taxes, use taxes and property taxes.

[b]   Operating expenses includes expenses for casino, food and beverage, hotel, other, selling general and administrative expenses excluding payroll and payroll related, cost of sales, tax and license.

[c]    Other operating items, net includes construction litigation expenses, insurance claims proceeds, net, and (gain) loss on disposition of assets.

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

Property and Equipment

Property and Equipment, net consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Land	$34,688	$34,688
Land improvements	11,263	11,045
Buildings	474,469	474,724
Building improvements	122,059	100,822
Furniture and equipment	251,605	254,486
Construction in progress	17,722	9,552
Right of use assets	13,995	14,874
Leasehold improvements	4,498	4,245
	930,299	904,436
Less accumulated depreciation and amortization	(355,012)	(323,939)
Property and equipment, net	$575,287	$580,497

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

The Company recorded $51.2 million, $47.1 million and $43.3 million depreciation expense for the years ended December 31, 2024, 2023 and 2022, respectively.

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

For assets to be held and used, the Company reviews fixed assets for impairment indicators at the end of the fiscal year and whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparable, when available. For the years ended December 31, 2024, 2023 and 2022, there were no impairment charges.

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

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations in April 2012. As of December 31, 2024, we had goodwill totaling $25.1 million related to the purchase of Monarch Casino Resort Spa Black Hawk, Inc.

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

As of December 31, 2024, and 2023, the Company had estimated the obligations related to the players’ club program at $8.1 million and $8.8 million, respectively, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheets.

Food and Beverage, Hotel and Other (retail) Revenues: Food and Beverage, Hotel and Other Revenues have been determined to be separate, stand-alone performance obligations and in general the revenue is recognized when products are delivered or services are performed and is the net amount collected from the customer for such goods and services. The Company recognizes revenue related to the products and services associated with the players points’ redemptions at the time products are delivered or services are performed, with corresponding reduction in the deferred revenue, at SSP. Other complimentaries in conjunction with the gaming and other business are also valued at SSP. The cost of providing these complimentary goods and services is included as expenses within their respective categories. Hotel revenue is presented net of rebates and commissions provided directly to the convention groups.

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as casino expense in the accompanying Consolidated Statements of Income. These taxes totaled $66.7 million, $62.9 million and $58.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense, which is included in selling, general and administrative expense in the accompanying Consolidated Statements of Income, was $ 9.4 million, $9.0 million and $9.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Other Operating items, net

Other operating items, net, in general consist of miscellaneous operating charges. For the year ended December 31, 2024, Other operating items, net was $28.7 million and included: $27.6 million loss relating to the principal judgment on the litigation between Monarch and PCL, $0.8 million in professional service fees relating to our construction litigation; and $0.3 million in loss on disposal of assets. For the year ended December 31, 2023, Other operating items, net, was $5.9 million and included: $6.9 million in professional service fees relating to our construction litigation; and $0.2 million in loss on disposal of assets, offset by $1.2 million net proceeds from a sale of a COVID closure related insurance claim. For the year ended December 31, 2022, Other operating items, net, was $7.1 million and included: $7.3 million in professional service fees relating to our construction litigation, offset by $0.1 million of gain on disposed assets and $0.1 million of insurance claims proceeds.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Years ended December 31,
	2024		2023		2022
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount

Basic	18,611	$3.91	19,244	$4.28	18,996	$4.60
Effect of dilutive stock options	360	(0.07)	374	(0.08)	582	(0.13)
Diluted	18,971	$3.84	19,618	$4.20	19,578	$4.47

The following table represents weighted average number of shares that are antidilutive because the weighted average assumed proceeds per share are greater than the options’ exercise prices:

	Years ended December 31,
	2024			2023			2022
Weighted Average Options to purchase shares of common shares	859,450			665,019			555,639
Weighted Average Proceeds per Share	$73.26	-	$120.18	$69.40	-	$115.32	$70.47	-	$121.40
Expiration dates (month/year)	6/2031-12/2034			03/2031-12/2033			12/2030-12/2032

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

As of the end of each of the years ending December 31, 2024, and 2023, the Company has recorded a reserve of $0.2 million and $0.1 million, respectively, for gaming and non-gaming receivables.

The Company believes it is not exposed to any significant credit risk on cash and accounts receivable.

Impact of Recently Issued Accounting Standards

In November 2023, the FASB issued Accounting Standards Update No. (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires business entities to enhance disclosures about significant segment expenses. We adopted the ASU effective for fiscal year ended December 31, 2024. The adoption of this ASU only impacted our disclosures. See Segment Reporting section in Note 1 Summary of Significant Accounting Policies.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires business entities to expand their annual disclosures of the effective rate reconciliation and income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024, may be adopted on a prospective or retrospective basis, and early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on our related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

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

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 31,
	2024	2023
Casino	$7,048	$9,114
Hotel	712	1,104
Other	2,655	1,870
	10,415	12,088
Less: Loss reserves	(158)	(98)
	$10,257	$11,990

The Company calculates loss reserves to the accounts receivable balance by applying a percentage, estimated by management based on historical aging experience, current economic conditions and management’s expectations of future economic conditions. The Company recorded bad debt expense of $234 thousand, $194 thousand and $155 thousand in 2024, 2023 and 2022, respectively.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $25.1 million at December 31, 2024 and 2023. The Company’s goodwill is related to the acquisition of the Black Hawk property in 2012. There are no accumulated impairment losses or any other adjustments to the goodwill as defined in ASC 350-20-50-1.

The Company’s finite-lived intangible assets at December 31, 2024 consist of assets related to a cloud computing arrangement related to a hotel management system that is being amortized over 5 years.

Estimated amortization expenses for the 5 years ending December 31, 2029 are as follows (in thousands):

Year	Expense
2025	$180
2026	43
2027	43
2028	43
2029	36
Total	$345

In 2024, 2023 and 2022, we recognized amortization expense of $0.2 million, $0.2 million and $0.1 million, respectively. All finite-lived intangible assets related to the acquisition of the Black Hawk property were fully amortized in 2021.

The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

NOTE 4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Accrued salaries, wages and related benefits	$14,877	$14,433
Progressive slot machine and other gaming accruals	22,498	22,313
Accrued gaming taxes	7,180	6,896
Other accrued liabilities	8,643	8,170
	$53,198	$51,812

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

As of December 31, 2024, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (both as defined and discussed in NOTE 12. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The table below presents information related to the lease costs for operating leases during 2024, 2023 and 2022 (in thousands):

	Year ended December 31,
	2024	2023	2022
Short-term lease costs	$—	$297	$287
Long-term lease costs	1,559	1,546	1,405
Total lease costs	$1,559	$1,843	$1,692

When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of its leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. Upon adoption of the new lease standard, incremental borrowing rates used for existing leases were established using the rates in effect as of the lease inception or modification date. The weighted-average incremental borrowing rate of the leases presented in the lease liability as of December 31, 2024 and 2023 was 4.34% and 4.33%, respectively.

The weighted-average remaining lease term of the leases presented in the lease liability as of December 31, 2024 and 2023 was 16.5 years and 17.2 years, respectively.

Following is the undiscounted cash flow for the next five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands):

Operating
Leases
Year ending December 31,
2025	$1,506
2026	1,411
2027	1,403
2028	1,408
2029	1,380
Thereafter	12,652
Total minimum lease payments	19,760
Less: amount of lease payment representing interest	(5,696)
Present value of future minimum payments	14,064
Less: current obligations under leases	(921)
Long-term lease obligations	$13,143

Cash paid related to the operating leases presented in the lease liability for the twelve months ended December 31, 2024, 2023 and 2022 were $ 1.5 million, $1.5 million and $1.4 million, respectively.

In addition, we lease gaming equipment and paid $2.9 million, $2.7 million and $2.5 million in the years ended December 31, 2024, 2023 and 2022, respectively. The lease cost is included in the operating expenses.

NOTE 6. LONG-TERM DEBT

On December 31, 2024, the Company entered into the Sixth Amended and Restated Credit Agreement (the “Sixth Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent. The Sixth Amended Credit Facility amends and restates the Company’s $100.0 million credit facility, dated as of February 1, 2023 (the “Prior Facility”).

The Sixth Amended Credit Facility extends the maturity date to January 1, 2028 and removes the lien on real property under the Prior Facility. Additionally, the interest rate under the Sixth Amended Credit Facility is either SOFR (the Secured Overnight Financing Rate) plus a margin of 1.25% or the Base Rate (as defined in the Sixth Amended Credit Facility) plus a margin of 0.25%. The Commitment Fee Percentage (as defined in the Sixth Amended Credit Facility) was revised to be 0.25% per annum.

In addition to other customary covenants for a facility of this nature, as of December 31, 2024, the Company is required to maintain a Total Leverage Ratio (as defined in the Sixth Amended Credit Facility) of no more than 1.5:1.0 and Fixed Charge Coverage Ratio (as defined in the Sixth Amended Credit Facility) of at least 1.1:1.0. As of December 31, 2024, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio associated with the Prior Facility was 0.0:1.0 and 84.4:1.0.

On February 24, 2025, Wells Fargo Bank agreed to waive its right to declaring an event of default under the Sixth Amended Credit Facility arising out of the Judgment (as defined below), so long as we strictly comply with each and every other provision of the Credit Facility. We believe that we are in full compliance.

As of December 31, 2024, the Company had no outstanding principal balance under the Amended Credit Facility, a $0.6 million standby letter of credit and $99.4 million remained available for borrowing.

NOTE 7. TAXES

Income Taxes

The Company’s income tax provision (benefit) consists of the following (in thousands):

	Years ended December 31,
	2024	2023	2022
Federal	$26,441	$23,312	$16,379
State	2,925	2,699	1,765
Current tax provision	29,366	26,011	18,144
Federal	(8,737)	(21)	3,009
State	(999)	89	390
Deferred tax provision	(9,736)	68	3,399
Total tax provision	$19,630	$26,079	$21,543

In conformity with the ASC Topic 718, Compensation-Stock Compensation: Improvements to Employee Share-based Payment Accounting (ASU 2016-09), all excess tax benefits and deficiencies are recognized as income tax expense (income tax benefit) in the Company’s Consolidated Statement of Income. This may result in increased volatility in the Company’s effective tax rate.

The income tax provision differs from that computed at the federal statutory rate as follows:

	Years ended December 31,
	2024	2023	2022
Federal tax at the statutory rate	21.00%	21.00%	21.00%
State tax (net of federal benefit)	1.75%	1.96%	1.58%
Permanent items	0.36%	1.85%	1.47%
Tax credits	(0.39)%	(0.35)%	(0.36)%
Excess tax benefits on stock-based compensation	(1.42)%	(0.41)%	(4.31)%
Change in Tax Rate and Apportionment	(0.01)%	0.02%	(0.02)%
Other	(0.05)%	(0.04)%	0.40%
	21.24%	24.03%	19.76%

The effective tax rate varies year-over-year primarily based on the amount of the excess tax benefit on stock compensation. In 2024, 2023 and 2022, the Company recorded against the tax expense $1.3 million, $0.4 million and $4.7 million tax benefit for employee stock-based compensation, respectively.

In 2024, the effective tax rate is greater than the federal statutory tax rate of 21% primarily as a result of state tax of $1.6 million, offset by the excess tax benefits on stock compensation of $1.3 million. In 2023, the effective tax rate is greater than the federal statutory tax rate of 21% primarily as a result of state tax and permanent items of $2.1 million and $2.0 million, respectively. In 2022, the effective tax rate is below the statutory rates due primarily to excess tax benefits on stock compensation of $4.7 million.

The components of the deferred income tax assets and liabilities at December 31, 2024 and 2023, as presented in the consolidated balance sheets, are as follows (in thousands):

	2024	2023
DEFERRED TAX ASSETS
Stock-based compensation	$3,806	$3,489
Compensation and benefits	822	761
Accrued expenses	7,575	701
Right of use lease liability	3,299	3,513
Federal deduction on state taxes	221	429
Bad debt reserves	35	17
Other reserves	94	95
NOLs & credit carry-forwards	442	498
Deferred income tax asset	$16,294	$9,503
DEFERRED TAX LIABILITIES
Prepaid expenses	$(1,897)	$(1,907)
Fixed assets and depreciation	(24,349)	(27,103)
Right of use asset	(3,283)	(3,490)
Base stock	(113)	(87)
Deferred income tax liability	$(29,642)	$(32,587)

NET DEFERRED INCOME TAX LIABILITY	$(13,348)	$(23,084)

As of December 31, 2024, the Company has state net operating loss (“NOL”) carryforwards of $9.7 million. The Company has utilized all federal NOL carryforwards. The state NOL carryforwards expire in 2030 through 2040.

The state NOL of $9.7 million, acquired as part of the Monarch Black Hawk acquisition, is subject to Internal Revenue Code change of ownership limitations. Accordingly, future utilization of the carryforwards is subject to an annual base limitation of $1.25 million that can be applied against future taxable income.

The Company acquired NOLs of Monarch Black Hawk generated in tax years 2000 through 2012. The statute of limitation for assessment for these NOL years is determined by reference to the year the NOL is used to reduce taxable income. Consequently, the separate returns that included Monarch Black Hawk for 2008 through 2012 remain subject to examination by taxing authorities. The Company’s income tax returns from 2021 forward are subject to examination by the taxing authorities.

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

No uncertain tax positions were recorded as of December 31, 2024, 2023 and 2022. No change in uncertain tax positions is anticipated over the next twelve months.

No interest expense or penalties for uncertain tax positions were recorded for years ended December 31, 2024, 2023 and 2022.

NOTE 8. BENEFIT PLANS

Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 100% of their pre-tax compensation, but not more than the statutory limits. The Company’s matching contributions were approximately $857 thousand, $860 thousand, and $770 thousand for years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 9. STOCK-BASED COMPENSATION

On May 21, 2014, we adopted the 2014 Equity Incentive Plan (as amended, the “2014 Plan”). The purposes of the 2014 Plan are to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of the Company’s business. In 2024 by proxy to the Monarch shareholders the 2014 Plan was extended for additional 10 years. The 2014 Plan, as amended, is an “omnibus plan” under which stock options, stock appreciation rights, performance awards, dividend equivalents, restricted stock, and restricted stock units can be awarded to employees, directors and consultants of the Company.

The maximum aggregate number of shares which may be issued pursuant to all awards under the 2014 Plan, the Amendment No. 1, Amendment No. 2 and Amendment No. 3 to the 2014 Plan is 4,400,000 shares plus the shares available for grant or subject to outstanding awards under the predecessor plans. The share reserve as of December 31, 2024 is 1,219,040. By its terms, the 2014 Plan will expire in May 2024 after which no options may be granted unless the 2014 Plan is amended or replaced.

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

A summary of the stock option activity as of and for the year ended December 31, 2024 is presented below:

		Weighted Average
			Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Stock Options	Shares	Price	Term		Value
Stock Option Shares outstanding at beginning of period	1,773,570	$55.07	—		—
Stock Option Shares granted	401,634	75.46	—		—
Stock Option Shares exercised	(275,464)	41.00	—		—
Stock Option Shares forfeited	(118,000)	69.41	—		—
Stock Option Shares expired	—	—	—		—
Stock Option Shares outstanding at end of period	1,781,740	60.89	6.7	yrs.	$31,699,676
Stock Option Shares exercisable at end of period	826,744	$48.08	4.6	yrs.	$25,482,628

A summary of the status of the Company’s nonvested stock option shares as of, and for the year ended, December 31, 2024 is presented below:

		Weighted-Average
		Grant Date Fair
Nonvested Stock Option Shares	Shares	Value
Nonvested at January 1, 2024	922,995	$29.96
Granted	401,634	35.17
Vested	(251,633)	26.96
Forfeited	(118,000)	28.82
Nonvested at December 31, 2024	954,996	$33.09

Expense Measurement and Recognition

The Company recognizes stock-based compensation expense for all current stock option award grants and for the unvested portion of previous stock option award grants based on grant date fair values. Unrecognized costs related to all stock option awards outstanding at December 31, 2024 totaled approximately $22.9 million and is expected to be recognized over a weighted average period of 2.85 years.

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

	Year ended December 31,
	2024	2023	2022
Weighted average expected volatility for options granted	48.92%	49.08%	48.54%
Expected dividends	1.64%	1.72	—
Expected life (in years)
Directors’ plan	5.91	5.18	4.15
Executives plan	6.00	5.63	5.63
Employees plan	4.29	4.26	4.22
Weighted average risk-free rate	4.29%	4.08%	3.62%

Weighted average grant date fair value per share of options granted	$35.17	$31.60	$31.86
Total fair value of shares vested	$6,784	$5,367	$3,452
Total intrinsic value of options exercised	$10,011	$3,113	$28,156
Cash received for all stock option exercises	$8,221	$3,365	$18,846
Tax benefit realized from stock awards exercised	$2,102	$654	$5,913

The risk-free interest rate is based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options and expected volatility are based on Company’s historical data.

Reported stock-based compensation expense was classified as follows (in thousands) and it is included in the Operating expenses in the Consolidated Statement of Income:

	For the Year ended December 31,
	2024	2023	2022
Casino	$546	$354	$273
Food and beverage	172	163	142
Hotel	337	268	214
Selling, general and administrative	6,809	6,691	4,466
Total stock-based compensation, before taxes	7,864	7,476	5,095
Tax benefit	(1,651)	(1,570)	(1,070)
Total stock-based compensation, net of tax	$6,213	$5,906	$4,025

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

As of December 31, 2024, we have authorization to purchase up to 1,950,040 shares under the Repurchase Plan.

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

The Company is also self-insured for Atlantis workers’ compensation. The maximum liability for workers’ compensation under the Atlantis stop-loss agreement is $500,000 per claim. The Company is fully-insured for Monarch Black Hawk workers compensation claims with a $10,000 per claim deductible and additional reinsurance above $500,000 to $1 million.

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

On April 18, 2023, at the parties’ joint request, the Court ordered the Second Denver Lawsuit stayed for ninety days from the date of the stay order until July 17, 2023. Following the expiration of the stay and the filing of a motion to dismiss by PCL, Monarch amended its complaint in the Second Denver Lawsuit. On January 22, 2025, the Court granted Monarch’s motion to file a second amended complaint and set the trial of the matter for a 7-day trial beginning on August 18, 2025.

On September 5, 2023, trial commenced in the First Denver Lawsuit in the District Court for the City and County of Denver, Colorado. The bench trial concluded on November 22, 2023, after 28 total court days. PCL and the Company each submitted proposed Findings of Fact, Conclusions of Law and Order for the Court’s consideration on February 7, 2024.

On February 14, 2025, the Court, issued its decision in the litigation between the Company and PCL. The Court awarded damages in favor of PCL of $74,772,551 for its claims of breach of contract, breach of implied warranty, and breach of the duty of good faith and fair dealing and $144,894 to the Company for its negligence and gross negligence counterclaims against PCL. The Court entered a single judgment in the amount of the net difference between the cross-judgment and awarded PCL a principal judgment amount of $74,627,657 (the “Judgment”). On February 28, 2025, PCL filed with the court a motion to supplement the Judgment with prejudgment interest. Monarch plans to dispute the computation and amount of interest sought by PCL and is expected to file with the court its objection.

Based upon its initial review of the Court’s Judgment, the Company anticipates filing an appeal to the Colorado Court of Appeals. In anticipation of any appeal, the Company has obtained a supersedeas bond in the amount of $25,000,000 and, on February 26, 2025, filed a motion with the court to tender the bond and stay any execution of PCL’s judgment pending the resolution of any appeal.

The Company recognized $0.8 million, $6.9 million and $7.3 million in construction litigation expense relating to this lawsuit for the twelve months ended December 31, 2024, 2023 and 2022, respectively, which are included in Other operating items, net on the Consolidated Statements of Operations.

As of September 30, 2024, the Company had a liability related to the litigation between Monarch and PCL of $47.0 million on its balance sheet, which was adjusted as of December 31, 2024, by an additional amount of $27.6 million, to reflect the Judgment amount of $74.6 million. The company also recognized $27.6 million loss relating to the Court’s Judgment, which is included in Other operating items, net, in the Company’s income statement for the year ended December 31, 2024.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. In 2024, the Company paid $748 thousand for rent and $27 thousand for operating expenses relating to this lease. In 2023, the Company paid $748 thousand for rent and $17 thousand for operating expenses relating to this lease. In 2022, the Company paid $748 thousand for rent and $29 thousand for operating expenses relating to this lease. The right of use asset and lease liability balances as of December 31, 2024, recognized in the Consolidated Balance Sheet, was $9.5 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. The annual rent for the each of the years 2024, 2023 and 2022 was $420 thousand, $404 thousand and $404 thousand, respectively. In addition, the Company paid $51 thousand, $51 thousand and $34 thousand, respectively, for operating expenses related to this lease. The right of use asset and lease liability balances as of December 31, 2024, recognized in the Consolidated Balance Sheet, was $3.0 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by Farahi family stockholders and paid $493 thousand, $505 thousand and $468 thousand for the years ended December 31, 2024, 2023 and 2022, respectively, for such leases.

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

During 2023, the Company paid a one-time cash dividend of $5.00 per share of its outstanding common stock and three $0.30 cash dividends under the Annual Dividend policy, for a total of $5.90 per share of its outstanding common stock. For the year ended December 31, 2024, the Company paid four $0.30 cash dividends under the Annual Dividend policy, for a total of $1.20 per share of its outstanding common stock.

On February 11, 2025, the Company announced a cash dividend of $0.30 per share of its outstanding common stock, payable on March 15, 2025, to stockholders of record on March 1, 2025. This cash dividend is part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on such assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Monarch Casino & Resort, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Monarch Casino & Resort, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 3, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements.

During the quarter ended December 31, 2024, there were no Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission (“Commission”) in connection with the 2025 Annual Meeting of Stockholders to be held on June 6, 2025. We expect to file the Proxy Statement with the Commission not later than April 25, 2025.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2025 Annual Meeting of Stockholders to be held on June 6, 2025. We expect to file the Proxy Statement with the Commission not later than April 25, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Following is information related to our equity compensation plan.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding securities
	options	options	reflected in column (a))
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,781,740	$60.89	1,219,040
Equity compensation plans not approved by security holders	—	—	—
Total	1,781,740	$60.89	1,219,040

Additional information required under this Item is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2025 Annual Meeting of Stockholders to be held on June 6, 2025. We expect to file the Proxy Statement with the Commission not later than April 25, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2025 Annual Meeting of Stockholders to be held on June 6, 2025. We expect to file the Proxy Statement with the Commission not later than April 25, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2025 Annual Meeting of Stockholders to be held on June 6, 2025. We expect to file Proxy Statement with the Commission not later than April 25, 2025.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements

Included in Part II, Item 8 of this report:

a) Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

b) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022.

c) Consolidated Balance Sheets at December 31, 2024 and 2023.

d) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022.

e) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022.

f) Notes to Consolidated Financial Statements.

(a)(2). Financial Statements Schedules (in thousands)

Schedule II – Valuation of Qualifying Accounts

All other schedules are omitted because they are not applicable, not required or the required information is shown in the financial statements and notes thereto.

Schedule II. - VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at beginning of year	Charged to costs and expenses (F1)	Deductions (F1)	Other	Balance at end of year
2022
Allowance for doubtful accounts	$182	$155	$(252)	$—	$85
2023
Allowance for doubtful accounts	$85	$194	$(181)	$—	$98
2024
Allowance for doubtful accounts	$98	$234	$(174)	$—	$158

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

10.01+	2014 Equity Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File 0-22088) filed on May 23, 2014.

10.02+	2014 Equity Incentive Plan, as amended, is incorporated by reference to Appendix A to the Company’s Proxy Statement (SEC File 0-22088) filed on April 22, 2019.

10.03+

Amendment No. 3 to Monarch Casino & Resort, Inc. 2014 Equity Incentive Plan is incorporated herein by reference to Appendix A to the Company’s Proxy Statement (SEC File 0-22088) filed on April 10, 2024.

10.04+

Trademark Agreement between Golden Road Motor Inn, Inc. and Atlantis Lodge, Inc., dated February 3, 1996 is incorporated herein by reference to Exhibit 10.23 to the Company’s Form 10-K (SEC File 0-22088) for the fiscal year ended December 31, 1995.

10.05

Lease Agreement and Option to Purchase dated as of January 29, 2004, between Golden Road Motor Inn, Inc. as Lessee and Biggest Little Investments, L.P. as Lessor is incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K (SEC File 0-22088) filed on March 12, 2004.

Number	Exhibit Description

10.06

Lease Agreement dated as of August 28, 2015, between Golden Road Motor Inn, Inc. as Lessee and Biggest Little Investments, L.P. as Lessor is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (SEC File 0-22088) filed September 3, 2015.

10.07

First Amendment to Lease Agreement and Option to Purchase dated as of August 25, 2015, between Golden Road Motor Inn, Inc. as Lessee and Biggest Little Investments, L.P. as Lessor is incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K (SEC FILE 0-22088) filed September 3, 2015.

10.08

Fourth Amended and Restated Credit Agreement, dated as of September 3, 2020, among Monarch Casino & Resort, Inc., Golden Road Motor Inn, Inc. and Monarch Growth Inc., as Borrowers, the Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender is incorporated herein by reference to Exhibit 10.13 to the Company’s Form 8-K (SEC 0-22088) filed on September 4, 2020.

10.09

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

10.10

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

10.11

Fifth Amended and Restated Credit Agreement, dated as of February 1, 2023, among Monarch Casino & Resort, Inc., Golden Road Motor Inn, Inc., Monarch Growth Inc., and Monarch Black Hawk, Inc. as Borrowers, the Lenders named herein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K (SEC 0-02340) filed on February 28, 2023.

10.12*

Sixth Amended and Restated Credit Agreement, dated as of December 31, 2024, among Monarch Casino & Resort, Inc., Golden Road Motor Inn, Inc., Monarch Growth Inc., and Monarch Black Hawk, Inc. as Borrowers, the Lenders named herein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender.

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated July 12, 2024 is incorporated herein by reference to Exhibit 16.1 to the Company Form 8-K filed on July 12, 2024.
19.1*	Monarch Casino & Resort, Inc. Insider Trading Policy

21.1

List of Subsidiaries of Monarch Casino & Resort, Inc. is incorporated herein by reference to Exhibit 21.1 to the Company’s Form 10-K (SEC File 0-22088) for the year ended December 31, 2019 filed on March 12, 2020.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Ernst & Young, LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1

Monarch Casino & Resort, Inc. Executive Officer Clawback Policy is incorporated herein by reference to Exhibit 97.1 to the Company’s Form 10-K (SEC File 0-22088) for the year ended December 31, 2023 filed on February 28, 2024.

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

MONARCH CASINO & RESORT, INC.

(Registrant)

Date: March 3, 2025	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN FARAHI	Co-Chairman of the Board of Directors	March 3, 2025
John Farahi	Chief Executive Officer (Principal
Executive Officer) and Director

/S/ BOB FARAHI	Co-Chairman of the Board of Directors,	March 3, 2025
Bob Farahi	President, Secretary and Director

/S/ EDWIN S. KOENIG	Chief Accounting Officer (Principal	March 3, 2025
Edwin S. Koenig	Financial Officer and Principal Accounting Officer)

/S/ PAUL ANDREWS	Director	March 3, 2025
Paul Andrews

/S/ YVETTE E. LANDAU	Director	March 3, 2025
Yvette E. Landau

/S/ CRAIG F. SULLIVAN	Director	March 3, 2025
Craig F. Sullivan