Form 10-Q
period 2025-03-31
MONARCH CASINO & RESORT INC
filed 2025-05-02
CIK 907242

c

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,466,406 shares of common stock are outstanding as of April 25, 2025.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Revenues
Casino	$72,895	$69,436
Food and beverage	30,022	30,163
Hotel	16,708	16,774
Other	5,769	5,284
Net revenues	125,394	121,657

Operating expenses
Casino	27,517	26,352
Food and beverage	22,309	22,575
Hotel	6,296	5,978
Other	3,078	2,908
Selling, general and administrative	27,190	27,074
Depreciation and amortization	13,215	12,487
Other operating items, net	471	473
Total operating expenses	100,076	97,847
Income from operations	25,318	23,810

Other income (expense)
Interest expense, net	316	7

Income before income taxes	25,634	23,817
Provision for income taxes	(5,770)	(5,542)
Net income	$19,864	$18,275

Earnings per share of common stock
Net income
Basic	$1.08	$0.95
Diluted	$1.05	$0.93

Weighted average number of common shares and potential common shares outstanding
Basic	18,451	19,284
Diluted	18,829	19,659

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$75,090	$58,760
Receivables, net of provision for credit losses	12,024	10,257
Income taxes receivable	—	1,523
Inventories	8,264	9,296
Prepaid expenses and other	7,933	10,586
Total current assets	103,311	90,422
Property and equipment, net	581,696	575,287
Goodwill	25,111	25,111
Intangible assets, net	1,614	345
Other long-term assets	354	418
Total assets	$712,086	$691,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,803	$41,243
Construction accounts payable	54,888	51,101
Accrued expenses	50,469	53,198
Income taxes payable	4,247	—
Short-term lease liability	890	921
Total current liabilities	149,297	146,463
Deferred income taxes	13,348	13,348
Long-term lease liability	12,925	13,143
Other long-term liability	881	881
Total liabilities	176,451	173,835
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,394,397 shares issued and 18,466,406 outstanding at March 31, 2025; 19,364,531 shares issued and 18,436,540 outstanding at December 31, 2024	194	193
Additional paid-in capital	66,451	62,891
Treasury stock, 927,991 shares at March 31, 2025 and December 31, 2024	(63,686)	(63,686)
Retained earnings	532,676	518,350
Total stockholders’ equity	535,635	517,748
Total liabilities and stockholders’ equity	$712,086	$691,583

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares, Unaudited)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2025	18,436,540	$193	$62,891	$518,350	$(63,686)	$517,748
Exercise of stock options, net	29,866	1	1,433	—	—	1,434
Stock-based compensation expense	—	—	2,127	—	—	2,127
Dividend payment	—	—	—	(5,538)	—	(5,538)
Net income	—	—	—	19,864	—	19,864
Balance, March 31, 2025	18,466,406	$194	$66,451	$532,676	$(63,686)	$535,635

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2024	19,091,497	$191	$48,821	$467,846	$(3,718)	$513,140
Exercise of stock options, net	20,247	1	969	—	—	970
Stock-based compensation expense	—	—	1,778	—	—	1,778
Purchase of company common stock	(281,708)	—	—	—	(19,574)	(19,574)
Dividend payment	—	—	—	(5,676)	—	(5,676)
Net income	—	—	—	18,275	—	18,275
Balance, March 31, 2024	18,830,036	$192	$51,568	$480,445	$(23,292)	$508,913

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$19,864	$18,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,215	12,487
Amortization of deferred loan costs	64	—
Stock-based compensation - stock options	2,127	1,778
Provision for bad debts	9	44
Loss (gain) on disposition of assets	(4)	(37)
Non-cash operating lease expense	(2)	8
Changes in operating assets and liabilities:
Receivables	(1,776)	1,681
Income taxes receivable	5,770	5,542
Inventories	1,032	248
Prepaid expenses and other	1,332	1,648
Accounts payable	(2,440)	(1,644)
Accrued expenses	(2,729)	(1,743)
Net cash provided by operating activities	36,462	38,287
Cash flows from investing activities:
Proceeds from sale of assets	4	49
Change in construction accounts payable	3,787	(310)
Acquisition of property and equipment	(19,819)	(17,622)
Net cash used in investing activities	(16,028)	(17,883)
Cash flows from financing activities:
Payroll taxes from net exercise of stock options	—	(38)
Proceeds from exercise of stock options	1,434	1,007
Line-of-credit borrowings	—	9,500
Line-of-credit payments	—	(9,500)
Payment of dividends	(5,538)	(5,676)
Purchase of company common stock	—	(19,574)
Net cash used in financing activities	(4,104)	(24,281)

Change in cash and cash equivalents	16,330	(3,877)
Cash and cash equivalents at beginning of period	58,760	43,361
Cash and cash equivalents at end of period	$75,090	$39,484

Supplemental disclosure of cash flow information:
Cash paid for interest	$61	$78

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED MARCH 31, 2025

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

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation, consisting of normal recurring accruals, are reflected in the interim financial statements. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The balance sheet at December 31, 2024, has been derived from the audited consolidated financial statements of the Company at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

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

	Three Months Ended March 31,
	2025	2024
Net revenues	$125,394	$121,657
Operating Expenses
Labor expense	39,929	39,264
Cost of sales	10,513	10,281
Tax and license expense [a]	19,016	18,304
Other operating expense [b]	16,932	17,038
Depreciation and amortization	13,215	12,487
Other operating items, net [c]	471	473
Interest income, net	(316)	(7)
Income tax expense	5,770	5,542
Total expenses	$105,530	$103,382

Net income	$19,864	$18,275

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

As of March 31, 2025, the Company has recorded a reserve of $0.2 million for gaming and non-gaming receivables.

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

Property and Equipment, net:

Property and equipment, net consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$34,688	$34,688
Land improvements	11,263	11,263
Buildings	474,469	474,469
Building improvements	122,305	122,059
Furniture and equipment	253,181	251,605
Construction in progress	35,555	17,722
Right of use assets	13,749	13,995
Leasehold improvements	4,498	4,498
	949,708	930,299
Less accumulated depreciation and amortization	(368,012)	(355,012)
Property and equipment, net	$581,696	$575,287

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

For assets to be held and used, the Company reviews fixed assets for impairment indicators at the end of the fiscal year and whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparable, when available. For the three-month periods ended March 31, 2025 and 2024, respectively, there were no impairment charges.

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

As of March 31, 2025, we had goodwill totaling $25.1 million related to the purchase of Monarch Black Hawk, Inc.

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

Outstanding chip liability: Outstanding chip liability represents the amounts owed in exchange for gaming chips held by a customer, that can be redeemed by the customers at any time.

Customer advances and other: Customer advances and other primarily consist of funds deposited by customers before gaming play occurs and advance payments on goods and services yet to be provided, such as advance gift cards sales and deposits on rooms and convention space or for unpaid wagers. These liabilities are generally expected to be recognized as revenue within one year of being purchased, earned, or deposited and are recorded within “Accrued expenses” on the consolidated balance sheets.

The following table summarizes the activity related to contract and contract-related liabilities for each of the three months ending March 31, 2025 and 2024.:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	March 31,	December 31,	Decrease	March 31,	December 31,	Decrease
	2025	2024		2024	2023
Contractual Liability
Players Club Liability	7,957	8,097	(140)	8,835	8,849	(14)
Outstanding Chip Liability	$1,675	$2,298	$(623)	$2,333	$2,382	$(49)
Customer Advances and Other	6,290	6,378	(88)	6,100	6,232	(132)
Total Contractual Liability	$7,965	$8,676	$(711)	$8,433	$8,614	$(181)

Other Operating items, net:

Other operating items, net, in general consist of miscellaneous operating charges or proceeds.

For the three months ended March 31, 2025, Other operating items, net, was $0.5 million and primarily represents professional service fees relating to our construction litigation. For the three months ended March 31, 2024, Other operating items, net, was $0.5 million and primarily represented professional service fees relating to our construction litigation.

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

As of March 31, 2025, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (each as defined and discussed in NOTE 5. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The weighted-average incremental borrowing rate of the leases presented in the lease liability as of March 31, 2025, was 4.34%. There were no new leases entered into in the first quarter of 2025.

The weighted-average remaining lease term of the leases presented in the lease liability as of March 31, 2025, was 16.38 years.

Cash paid related to the operating leases presented in the lease liability for each of the three months ended March 31, 2025 and 2024, was $0.4 million.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
Casino	$175	$134
Food and beverage	79	(18)
Hotel	79	59
Selling, general and administrative	1,794	1,603
Total stock-based compensation, before taxes	2,127	1,778
Tax benefit	(447)	(373)
Total stock-based compensation, net of tax	$1,680	$1,405

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

	Three months ended March 31,
	2025		2024
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,451	$1.08	19,284	$0.95
Effect of dilutive stock options	378	(0.03)	375	(0.02)
Diluted	18,829	$1.05	19,659	$0.93

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the weighted assumed proceeds per share as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended March 31, 2025 and 2024, options for approximately 837 thousand and 867 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For each of the three-month periods ended March 31, 2025 and 2024, the Company paid $187 thousand in rent, plus $17 thousand and $8 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of March 31, 2025, recognized in the Consolidated Balance Sheet, was $9.4 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For each of the three-month periods ended March 31, 2025 and 2024, the Company paid $124 thousand and $101 thousand in rent, respectively, plus $16 thousand and $13 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of March 31, 2025, recognized in the Consolidated Balance Sheet, was $2.9 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders, and paid $146 thousand and $132 thousand, respectively, for the three-month periods ended March 31, 2025 and 2024, for such leases.

NOTE 6. LONG-TERM DEBT

On December 31, 2024, the Company entered into the Sixth Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Facility amends and restates the Company’s $100.0 million credit facility, dated as of February 1, 2023 (the “Prior Facility”).

The Amended Credit Facility extends the maturity date to January 1, 2028 and removes the lien on real property under the Prior Facility. Additionally, the interest rate under the Amended Credit Facility is either SOFR (the Secured Overnight Financing Rate) plus a margin of 1.25% or the Base Rate (as defined in the Amended Credit Facility) plus a margin of 0.25%. The Commitment Fee Percentage (as defined in the Amended Credit Facility) was revised to be 0.25% per annum.

In addition to other customary covenants for a facility of this nature, as of March 31, 2025, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 1.5:1.0 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1.0. As of March 31, 2025, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.0:1.0 and 49.2:1.0, respectively.

The interest rate under the Amended Credit Facility is either SOFR (the Secured Overnight Financing Rate) plus a margin of 1.25% , or a base rate (as defined in the Amended Credit Facility) plus a margin of 0.25% .

NOTE 7. TAXES

For the three months ended March 31, 2025 and 2024, the Company’s effective tax rate was 22.5% and 23.3%, respectively.

Deferred tax assets were evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.

No uncertain tax positions were recorded as of March 31, 2025 and 2024.

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

In the first quarter of 2025, the Company did not purchase any shares of its common stock on the open market. As of March 31, 2025, we have an authorization to purchase up to 1,950,040 shares under the Repurchase Plan.

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

On February 14, 2025, the Court, issued its decision in the litigation between the Company and PCL. The Court awarded damages in favor of PCL of $74,772,551 for its claims of breach of contract, breach of implied warranty, and breach of the duty of good faith and fair dealing and $144,894 to the Company for its negligence and gross negligence counterclaims against PCL. The Court entered a single judgment in the amount of the net difference between the cross-judgment and awarded PCL a principal judgment amount of $74,627,657 (the “Judgment”). On February 28, 2025, PCL filed with the court a motion to supplement the Judgment with prejudgment interest. Monarch plans to dispute the computation and amount of interest sought by PCL and has filed an opposition to the motion. PCL also filed a bill of costs and a motion for attorneys’ fees. Monarch has filed an opposition, challenging PCL’s entitlement to such fees and costs, as well as the computation and amount of the fees and costs PCL seeks. Monarch anticipates appealing the Judgment and has posted a bond to stay enforcement of the Judgment pending any such appeal.

The Company recognized $0.4 million and 0.5 million in construction litigation expense relating to these lawsuits for the three months ended March 31, 2025 and 2024, respectively, which is included in Other operating items, net on the Consolidated Statements of Income.

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

On March 15, 2025, the Company paid a cash dividend of $0.30 per share of its outstanding common stock, to stockholders of record on March 1, 2025. For the three months ended March 31, 2025, the Company paid total of $0.30 per share cash dividend. The cash dividend was part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

On April 22, 2025, the Company announced a cash dividend of $0.30 per share of its outstanding common stock, payable on June 15, 2025, to stockholders of record on June 1, 2025. This cash dividend is part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our,” and “us” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “will,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” or “we cannot assure you,” “although no assurance can be given.” Examples of forward-looking statements include, among others, statements we make regarding: (i) our belief regarding the exposure of our cash and accounts receivable to credit risk; (ii) our expectations regarding the litigation and any appeal relating to the construction of the Monarch Black Hawk expansion and related liens recorded by the general contractor and certain subcontractors against the Monarch Black Hawk; (iii) our expectations regarding our business prospects, strategies, estimates and outlook; (iv) our expectations regarding the positioning of our properties to benefit from future macro and local economic growth; (v) our expectations regarding future capital requirements; (vi) our anticipated sources of funds and adequacy of such funds to meet our debt obligations and capital requirements; and (vii) our expectations regarding legal and other matters.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the impact of the events occurring in the Middle East and the conflict taking place in Israel, as well as those risks discussed in Part I, Item 1A-Risk Factors and throughout Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of our Annual Report on Form 10-K for the year ended December 31, 2024, and in Part II, Item 1A-Risk Factors and elsewhere of this Form 10-Q. In addition, you should consult other disclosures made by us (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in Company press releases) for other factors that may cause actual results to differ materially from those projected by us. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the SEC, and our Annual Report on Form 10-K for the year ended December 31, 2024, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

Monarch Black Hawk: Monarch Black Hawk is the first property encountered by visitors arriving from Denver and other major population centers via Colorado State Highway 119. The Denver metro economy remains strong with higher than the national average per capita personal income. At the beginning of 2022, we completed the master planned renovation and expansion, transforming the property into a world-class resort. Monarch Black Hawk is positioned to leverage the expanded operation, the elimination of betting limits and new game types in Black Hawk, Colorado, as well as to benefit from the growing state-wide online and retail sports betting. Monarch Black Hawk also is experiencing labor challenges, resulting from the distance to the staffing filter markets of Golden, Colorado and the Denver Metro area. We continue to attract high-value players from Denver and Boulder metro areas, who had previously traveled to other markets, such as Las Vegas, for a high-end casino entertainment experience. We believe that the quality of our expanded product and exceptional guest service will meet the demand of the high-end segment of the market and will grow revenue and accelerate market share.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2025 and 2024

For the three months ended March 31, 2025, our net income totaled $19.9 million, or $1.05 per diluted share, compared to net income of $18.3 million, or $0.93 per diluted share, for the same period in 2024, reflecting a 8.7% and 12.9% increase in net income and diluted earnings per share, respectively. Net revenues in the three months ended March 31, 2025, totaled $125.4 million, an increase of $3.7 million, or 3.1%, compared to the three months ended March 31, 2024. Income from operations for the three months ended March 31, 2025, totaled $25.3 million compared to income from operations of $23.8 million for the same period in 2024.

Casino revenue increased 5.0% in the first quarter of 2025 compared to the first quarter of 2024. The increase in casino revenue was driven primarily by the continued increase in market share at our properties. Casino operating expense as a percentage of casino revenue decreased to 37.7% for the three months ended March 31, 2025, compared to 38.0% for the three months ended March 31, 2024, primarily due to better labor management and operational efficiency.

Food and beverage revenue for the first quarter of 2025 decreased 0.5% compared to the first quarter of 2024 due to 0.7% decrease in covers, resulting from the calendar (one less day in first quarter of 2025 than the first quarter of 2024). Food and beverage revenue per cover increased 0.2%. Food and beverage operating expense as a percentage of food and beverage revenue in the first quarter of 2025 decreased to 74.3% compared to 74.8% in the first quarter of 2024 due primarily to the increase in revenue per cover.

Hotel revenue decreased 0.4% in the first quarter of 2025 compared to the same quarter of 2024 primarily as a result of lower number of available rooms as a result of the calendar (one less day in first quarter of 2025 than the first quarter of 2024) and more rooms in the current year out of availability due to the ongoing renovation. ADR increased by $10.83 ($192.32 in the first quarter of 2025 and $181.49 in the first quarter of 2024). Hotel occupancy increased to 80.9% during the first quarter of 2025 compared to 78.7% during the first quarter of 2024. RevPAR was $167.67 and $153.42 for the three months ended March 31, 2025 and 2024, respectively. Hotel operating expense as a percentage of hotel revenue decreased to 37.7% in the first quarter of 2025 compared to 35.6% for the comparable prior year period primarily due to lower available rooms.

Other revenue increased 9.2% in the first quarter of 2025 compared to the same prior year period primarily due to an increase in spa and commission revenues at both properties.

SG&A expense increased to $27.2 million in the first quarter of 2025 from $27.1 million in the first quarter of 2024. As a percentage of net revenue, SG&A expense decreased to 21.7% in the first quarter of 2025 compared to 22.3% in the same period in 2024.

Depreciation and amortization expense increased to $13.2 million for the three months ended March 31, 2025, compared to $12.5 million for the same prior year period, due to new assets placed into service with the ongoing renovation at Atlantis.

We recognized $0.4 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively in professional service fees relating to our construction litigation.

In the first quarter of 2025, we recognized $0.3 million of interest expense, net of interest income, related to the amortization of debt issuance costs. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Cash paid for capital expenditures for the three-month periods ended March 31, 2025 and 2024 totaled $16.0 million and $17.9 million, respectively. During the three-month period ended March 31, 2025, our capital expenditures related primarily to the redesign and upgrade of hotel rooms in the third tower at Atlantis, and the acquisition of gaming, and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. During the three-month period ended March 31, 2024, our capital expenditures related primarily to the redesign and upgrade of hotel rooms in the third tower at Atlantis, and the acquisition of gaming, and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk. .

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facility.

For the three months ended March 31, 2025, net cash provided by operating activities totaled $36.5 million, compared to net cash provided by operating activities of $38.3 million in the same prior year period. This decrease was primarily a result of the change in working capital, offset by an increase in depreciation expense, net income, and stock options expense.

Net cash used in investing activities totaled $16.0 million and $17.9 million during the three months ended March 31, 2025 and 2024, respectively. Net cash used in investing activities during the first three months of 2025 consisted primarily of cash used for the redesign and upgrade of hotel rooms in the third tower at Atlantis and the acquisition of gaming and other equipment at both properties. Net cash used in investing activities during the first three months of 2024 consisted primarily of cash used for the redesign and upgrade of hotel rooms in the third tower at Atlantis and the acquisition of gaming and other equipment at both properties.

Net cash used in financing activities in the first three months of 2025 totaled $4.1 million and consisted of $5.5 million used for payment of dividends, partially offset by $1.4 million of net proceeds from stock options exercise. Net cash used in financing activities in the first three months of 2024 totaled $24.3 million and consisted of $19.6 million in cash used for payment of dividends, partially offset by $1.0 million of net proceeds from stock options exercise.

Sixth Amended Credit Facility

On December 31, 2024, the Company entered into the Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Facility amends and restates the Company’s $100.0 million credit facility, dated as of February 1, 2023 (the “Prior Facility”).

The Amended Credit Facility extends the maturity date to January 1, 2028 and removes the lien on real property under the Prior Facility. As of March 31, 2025, the Company had no outstanding principal balance under the Amended Credit Facility, a $0.6 million standby letter of credit and $99.4 million remained available for borrowing.

In addition to other customary covenants for a facility of this nature, as of March 31, 2025, we were required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 1.5:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1.0. As of March 31, 2025, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.0:1.0 and 49.2:1.0, respectively.

On February 24, 2025, Wells Fargo Bank agreed to waive its right to declaring an event of default under the Amended Credit Facility arising out of the February 14, 2025 judgment on the litigation between Monarch and PCL, so long as we strictly comply with each and every other provision of the Amended Credit Facility. We believe that we are in full compliance.

The interest rate under the Amended Credit Facility is either SOFR (the Secured Overnight Financing Rate) plus a margin of 1.25%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging of 0.25% per annum. The Commitment Fee Percentage (as defined in the Amended Credit Facility) was revised to be 0.25% per annum.

We believe that our anticipated operating cash flows will be sufficient to sustain operations for the twelve months from the filing of this Form 10-Q for the quarter ended March 31, 2025 and fulfill our capital expenditure plans and authorized dividend distributions. However financial, economic, competitive, regulatory, and other factors, many of which are beyond our control, could negatively impact our operations. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

For a discussion regarding our material commitments for capital expenditures, see the CAPITAL SPENDING AND DEVELOPMENT section above.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K. For a more extensive discussion of our accounting policies, see Note 1. “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our 2024 Form 10-K filed with the SEC on March 3, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices.

As of March 31, 2025, we had no outstanding balance under our Amended Credit Facility. Our current primary market risk exposure, when we incur and have outstanding debt is interest rate risk relating to the impact of interest rate movements under our Amended Credit Facility.

See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

We have not entered into derivative financial instruments for trading or speculative purposes.

We do not have any cash or cash equivalents as of March 31, 2025 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 9 “Legal Matters” to our consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in Item 1A of our 2024 Form 10-K.

We encourage investors to review the risks and uncertainties relating to our business disclosed under the heading Risk Factors or otherwise in the 2024 Form 10-K, as well as those contained in Part I - Forward-Looking Statements thereof, as revised or supplemented by our Quarterly Reports filed with the SEC since the filing of the 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2025, the Company did not purchase any shares of its common stock on the open market. As of March 31, 2025 the Company had an authorization to purchase up to 1,950,040 shares under the Repurchase Plan.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: May 2, 2025	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)