Form 10-Q
period 2025-06-30
MONARCH CASINO & RESORT INC
filed 2025-07-29
CIK 907242

c

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,267,451 shares of common stock are outstanding as of July 23, 2025.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Casino	$79,589	$70,977	$152,484	$140,413
Food and beverage	32,191	31,842	62,213	62,005
Hotel	19,110	19,731	35,818	36,505
Other	6,024	5,593	11,793	10,877
Net revenues	136,914	128,143	262,308	249,800

Operating expenses
Casino	28,449	26,773	55,966	53,125
Food and beverage	22,636	23,489	44,945	46,064
Hotel	6,556	6,607	12,852	12,585
Other	3,073	2,926	6,151	5,834
Selling, general and administrative	26,786	26,198	53,976	53,272
Depreciation and amortization	13,571	12,404	26,786	24,891
Other operating items, net	944	233	1,415	706
Total operating expenses	102,015	98,630	202,091	196,477
Income from operations	34,899	29,513	60,217	53,323

Other income (expense)
Interest expense, net	392	(211)	708	(204)

Income before income taxes	35,291	29,302	60,925	53,119
Provision for income taxes	(8,283)	(6,620)	(14,053)	(12,162)
Net income	$27,008	$22,682	$46,872	$40,957

Earnings per share of common stock
Net income
Basic	$1.47	$1.21	$2.55	$2.16
Diluted	$1.44	$1.19	$2.50	$2.12

Weighted average number of common shares and potential common shares outstanding
Basic	18,383	18,731	18,416	18,948
Diluted	18,723	19,090	18,776	19,315

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$71,590	$58,760
Receivables, net of provision for credit losses	12,033	10,257
Income taxes receivable	2,919	1,523
Inventories	8,367	9,296
Prepaid expenses and other	7,628	10,586
Total current assets	102,537	90,422
Property and equipment, net	576,025	575,287
Goodwill	25,111	25,111
Intangible assets, net	1,792	345
Other assets, net	321	418
Total assets	$705,786	$691,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$39,177	$41,243
Construction accounts payable	50,614	51,101
Accrued expenses	48,718	53,198
Short-term lease liability	1,011	921
Total current liabilities	139,520	146,463
Deferred income taxes	13,348	13,348
Long-term lease liability	12,790	13,143
Other long-term liability	881	881
Total liabilities	166,539	173,835
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,402,163 shares issued and 18,233,777 outstanding at June 30, 2025; 19,364,531 shares issued and 18,436,540 outstanding at December 31, 2024	194	193
Additional paid-in capital	68,570	62,891
Treasury stock, 1,168,386 shares at June 30, 2025 and 927,991 shares at December 31, 2024	(83,700)	(63,686)
Retained earnings	554,183	518,350
Total stockholders’ equity	539,247	517,748
Total liabilities and stockholders’ equity	$705,786	$691,583

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares, Unaudited)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2025	18,436,540	$193	$62,891	$518,350	$(63,686)	$517,748
Exercise of stock options, net	29,866	1	1,433	—	—	1,434
Stock-based compensation expense	—	—	2,127	—	—	2,127
Dividend payment	—	—	—	(5,538)	—	(5,538)
Net income	—	—	—	19,864	—	19,864
Balance, March 31, 2025	18,466,406	$194	$66,451	$532,676	$(63,686)	$535,635
Exercise of stock options, net	7,766	—	244	—	—	244
Stock-based compensation expense	—	—	1,875	—	—	1,875
Purchase of company common stock	(240,395)	—	—	—	(20,014)	(20,014)
Dividend payment	—	—	—	(5,501)	—	(5,501)
Net income	—	—	—	27,008	—	27,008
Balance, June 30, 2025	18,233,777	$194	$68,570	$554,183	$(83,700)	$539,247

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2024	19,091,497	$191	$48,821	$467,846	$(3,718)	$513,140
Exercise of stock options, net	20,247	1	969	—	—	970
Stock-based compensation expense	—	—	1,778	—	—	1,778
Purchase of company common stock	(281,708)	—	—	—	(19,574)	(19,574)
Dividend payment	—	—	—	(5,676)	—	(5,676)
Net income	—	—	—	18,275	—	18,275
Balance, March 31, 2024	18,830,036	$192	$51,568	$480,445	$(23,292)	$508,913
Exercise of stock options, net	32,099	—	1,333	—	—	1,333
Stock-based compensation expense	—	—	1,773	—	—	1,773
Purchase of company common stock	(452,464)	—	—	—	(30,781)	(30,781)
Dividend payment	—	—	—	(5,553)	—	(5,553)
Net income	—	—	—	22,682	—	22,682
Balance, June 30, 2024	18,409,671	$192	$54,674	$497,574	$(54,073)	$498,367

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$46,872	$40,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,786	24,891
Amortization of deferred loan costs	97	—
Stock-based compensation - stock options	4,002	3,551
Provision for bad debts	48	132
Loss (gain) on disposition of assets	2	63
Non-cash operating lease expense	(17)	16
Changes in operating assets and liabilities:
Receivables	(1,824)	1,997
Income taxes receivable	(1,396)	(574)
Inventories	929	(485)
Prepaid expenses and other	1,637	3,087
Accounts payable	(2,066)	(5,694)
Accrued expenses	(4,480)	(5,348)
Net cash provided by operating activities	70,590	62,593
Cash flows from investing activities:
Proceeds from sale of assets	25	49
Change in construction accounts payable	(487)	261
Acquisition of property and equipment	(27,923)	(30,974)
Net cash used in investing activities	(28,385)	(30,664)
Cash flows from financing activities:
Payroll taxes from net exercise of stock options	—	(38)
Proceeds from exercise of stock options	1,678	2,340
Line-of-credit borrowings	—	45,500
Line-of-credit payments	—	(28,000)
Payment of dividends	(11,039)	(11,229)
Purchase of company common stock	(20,014)	(50,355)
Net cash used in financing activities	(29,375)	(41,782)

Change in cash and cash equivalents	12,830	(9,853)
Cash and cash equivalents at beginning of period	58,760	43,361
Cash and cash equivalents at end of period	$71,590	$33,508

Supplemental disclosure of cash flow information:
Cash paid for interest	$123	$286
Cash paid for income taxes	$15,450	$12,740

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED JUNE 30, 2025

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

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation, consisting of normal recurring accruals, are reflected in the interim financial statements. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

	Six Months Ended June 30,
	2025	2024
Net revenues	$262,308	$249,800
Operating Expenses
Labor expense	78,733	77,637
Cost of sales	21,444	21,534
Tax and license expense [a]	39,549	37,187
Other operating expense [b]	34,164	34,522
Depreciation and amortization	26,786	24,891
Other operating items, net [c]	1,415	706
Interest income, net	(708)	204
Income tax expense	14,053	12,162
Total expenses	$215,436	$208,843

Net income	$46,872	$40,957

[a]   Tax and license includes gaming taxes and licenses, commerce taxes, use taxes and property taxes.

[b]   Operating expenses includes expenses for casino, food and beverage, hotel, other, selling general and administrative expenses labor expense, cost of sales, tax and license expense.

[c]    Other operating items, net includes construction litigation expenses, lobbying expenses, and (gain) loss on disposition of assets.

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

As of June 30, 2025, the Company has recorded a reserve of $0.2 million for gaming and non-gaming receivables.

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

Property and Equipment, net:

Property and equipment, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Land	$34,688	$34,688
Land improvements	11,305	11,263
Buildings	474,469	474,469
Building improvements	139,295	122,059
Furniture and equipment	263,722	251,605
Construction in progress	15,631	17,722
Right of use assets	13,750	13,995
Leasehold improvements	4,498	4,498
	957,358	930,299
Less accumulated depreciation and amortization	(381,333)	(355,012)
Property and equipment, net	$576,025	$575,287

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

For assets to be held and used, the Company reviews fixed assets for impairment indicators at the end of the fiscal year and whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparable, when available. For the six-month periods ended June 30, 2025 and 2024, respectively, there were no impairment charges.

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

As of June 30, 2025, we had goodwill totaling $25.1 million related to the purchase of Monarch Black Hawk, Inc.

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

The following table summarizes the activity related to contract and contract-related liabilities as of June 30, 2025 and 2024 compared to December 31, 2024 and 2023, respectevly:

	June 30,	December 31,	Decrease	June 30,	December 31,	Decrease
	2025	2024		2024	2023
Contractual Liability
Players Club Liability	$7,935	$8,097	$(162)	$8,849	$8,849	$—
Outstanding Chip Liability	1,519	2,298	(779)	1,606	2,382	(776)
Customer Advances and Other	6,242	6,378	(136)	5,744	6,232	(488)
Total Contractual Liability	$15,696	$16,773	$(1,077)	$16,199	$17,463	$(1,264)

Other operating items, net:

Other operating items, net, in general consist of miscellaneous operating charges or proceeds.

For the three months ended June 30, 2025, Other operating items, net, was $0.9 million and consisted primarily of professional service fees relating to our construction litigation. For the three months ended June 30, 2024, Other operating items, net, was $0.2 million and consisted of $0.1 million professional service fees relating to our construction litigation and $0.1 million loss on disposal of assets..

For the six months ended June 30, 2025, Other operating items, net, was $1.4 million and consisted primarily of professional service fees relating to our construction litigation. For the six months ended June 30, 2024, Other operating items, net, was $0.7 million and consisted of $0.6 million professional service fees relating to our construction litigation and $0.1 million loss on disposal of assets.

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

As of June 30, 2025, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (each as defined and discussed in NOTE 5. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The weighted-average incremental borrowing rate of the leases presented in the lease liability as of June 30, 2025, was 4.35%. There were no new leases entered into in the second quarter of 2025.

The weighted-average remaining lease term of the leases presented in the lease liability as of June 30, 2025, was 16.01 years.

Cash paid related to the operating leases presented in the lease liability for each of the six months ended June 30, 2025 and 2024, was $0.8 million.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Casino	$25	$125	$200	$259
Food and beverage	61	59	140	41
Hotel	(45)	72	34	131
Selling, general and administrative	1,834	1,517	3,628	3,120
Total stock-based compensation, before taxes	1,875	1,773	4,002	3,551
Tax benefit	(394)	(372)	(841)	(745)
Total stock-based compensation, net of tax	$1,481	$1,401	$3,161	$2,806

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

	Three months ended June 30,
	2025		2024
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,383	$1.47	18,731	$1.21
Effect of dilutive stock options	340	(0.03)	359	(0.02)
Diluted	18,723	$1.44	19,090	$1.19

	Six months ended June 30,
	2025		2024
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,416	$2.55	18,948	$2.16
Effect of dilutive stock options	360	(0.05)	367	(0.04)
Diluted	18,776	$2.50	19,315	$2.12

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the weighted assumed proceeds per share as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended June 30, 2025 and 2024, options for approximately 879 thousand and 955 thousand shares, respectively, were excluded from the computation. For the six months ended June 30, 2025 and 2024, options for approximately 868 thousand and 912 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For each of the three-month periods ended June 30, 2025 and 2024, the Company paid $187 thousand in rent, plus $1 thousand, in operating expenses relating to this lease. For each of the six-month periods ended June 30, 2025 and 2024, the Company paid $374 thousand in rent, plus $17 thousand and $9 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of June 30, 2025, recognized in the Consolidated Balance Sheet, was $9.3 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For the three-month periods ended June 30, 2025 and 2024, the Company paid $124 thousand and $101 thousand in rent, respectively, plus $10 thousand and $11 thousand, respectively, in operating expenses relating to this lease. For the six-month periods ended June 30, 2025 and 2024, the Company paid $248 thousand and $202 thousand, respectively, in rent plus $26 thousand and $24 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of June 30, 2025, recognized in the Consolidated Balance Sheet, was $2.9 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders, and paid $123 thousand and $125 thousand, respectively, for the three-month periods ended June 30, 2025 and 2024, and $270 thousand and $257 thousand, respectively, for the six-month periods ended June 30, 2025 and 2024, for such leases.

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

In addition to other customary covenants for a facility of this nature, as of June 30, 2025, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 1.5:1.0 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1.0. As of June 30, 2025, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.0:1.0 and 77.0:1.0, respectively.

As of June 30, 2025, the Company had no outstanding principal balance under the Amended Credit Facility, a $0.6 million standby letter of credit and $99.4 million remained available for borrowing.

NOTE 7. TAXES

For the six months ended June 30, 2025 and 2024, the Company’s effective tax rate was 23.1% and 22.9%, respectively.

Deferred tax assets were evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.

No uncertain tax positions were recorded as of June 30, 2025 and 2024.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law, making permanent certain key elements of the Tax Cuts and Jobs Act that are applicable to the Company, including 100% bonus depreciation. The Company is in the process of evaluating the impact of the Act to the Consolidated Financial Statements.

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

In the second quarter of 2025, under its existing Repurchase Plan, the Company purchased 240,395 shares of its common stock on the open market for an aggregate purchase cost of $19.8 million. As of June 30, 2025, the Company has an authorization to purchase up to 1,709,645 shares under the Repurchase Plan.

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

On February 14, 2025, the Court issued its Findings of Fact, Conclusions of Law and Order of Judgment in the litigation between the Company and PCL. The Court awarded damages in favor of PCL of $74,772,551 for its claims of breach of contract, breach of implied warranty, and breach of the duty of good faith and fair dealing and $144,894 to the Company for its negligence and gross negligence counterclaims against PCL. The Court entered a single judgment in the amount of the net difference between the cross-judgment and awarded PCL a principal judgment amount of $74,627,657 (the “Judgment”).

On February 28, 2025, PCL filed with the court a Motion to Amend the Judgment to Add Prejudgment Interest, which the Court denied on May 23, 2025. On March 13, 2025, PCL also filed a bill of costs and a motion for attorneys’ fees. Monarch has filed an opposition, challenging PCL’s entitlement to such fees and costs, as well as the computation and amount of the fees and costs PCL seeks. The Court has yet to rule on PCL’s Bill of Costs and Motion for Attorneys’ Fees.

On March 21, 2025, Monarch filed a Motion for a New Trial pursuant to C.R.C.P. 59(a)(1), which Judge Luxen denied on May 21, 2025. On March 21, 20025, Monarch also filed a Motion to Amend the Judgment under C.R.C.P. 59(a)(4) to (a) to include additional $161,660 setoff for Monarch’s sanctions award, and (b) set a 6% per annum post-judgment interest rate on the revised $54,660,298 awarded to PCL and a 0% post-judgment interest rate on the $19,835,540 awarded to subcontractors as pass-through claims, which Judge Luxen partially granted and partially denied on May 21, 2025. Specifically, in his May 21, 2025 Order, Judge Luxen (a) revised the total amount of damages due to PCL to $74,465,839 to correct certain mathematical errors in the Order and to offset PCL’s damages award by an additional $161,660 to account for the award granted in the Court’s November 28, 2023 order entering sanctions against PCL for its discovery violations, (b) set a 6% per annum post-judgment interest rate on the on the damages awarded to PCL, and (c) declined to amend its judgment to set a 0% post-judgment interest on the subcontractor pass-through claims.

On May 30, 2025, Monarch filed a Notice of Appeal with the Colorado Court of Appeals of the District Court’s February 14, 2025 Judgment and the District Court’s post-trial orders. On June 13, 2025, PCL filed a Notice of Cross Appeal of the District Court’s denial of PCL’s Motion for Prejudgment Interest. Monarch has posted a bond to stay enforcement of the Judgment pending such appeal. The Company does not expect any further proceedings in the lower court.

As of June 30, 2025, the Company has $76.5 million in liability related to the PCL litigation, which are presented in balance sheet as following: $48.9 million in Construction accounts payable and $27.6 million in Accounts payable lines.

The Company recognized $1.4 million and 0.6 million in construction litigation expense relating to these lawsuits for the six months ended June 30, 2025 and 2024, respectively, which is included in Other operating items, net on the Consolidated Statements of Income.

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

NOTE 10. DIVIDENDS

On February 7, 2023, the Company announced that the Company’s Board of Directors approved the initiation of an Annual Dividend policy for the payment of an annual dividend in the amount of $1.20 per outstanding share of Common Stock, commencing in the second quarter of 2023. These dividends are paid quarterly on the 15th day of the third month of the applicable calendar quarter (or, if such date is not a trading day, then the first trading day immediately thereafter such date) to those stockholders of record on the 1st day of the third month of the applicable calendar quarter (or, if such date is not a trading day, then the first trading day immediately thereafter such date).

On June 15, 2025, the Company paid a cash dividend of $0.30 per share of its outstanding common stock, to stockholders of record on June 1, 2025. For the six months ended June 30, 2025, the Company paid total of $0.60 per share cash dividend. The cash dividend was part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

On July 16, 2025, the Company announced a cash dividend of $0.30 per share of its outstanding common stock, payable on September 15, 2025, to stockholders of record on September 1, 2025. This cash dividend is part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2025 and 2024

For the three months ended June 30, 2025, our net income totaled $27.0 million, or $1.44 per diluted share, compared to net income of $22.7 million, or $1.19 per diluted share, for the same period in 2024, reflecting a 19.1% and 21.0% increase in net income and diluted earnings per share, respectively. Net revenues in the three months ended June 30, 2025, totaled $136.9 million, an increase of $8.8 million, or 6.8%, compared to the three months ended June 30, 2024. Income from operations for the three months ended June 30, 2025, totaled $34.9 million compared to income from operations of $29.5 million for the same period in 2024.

Casino revenue increased 12.1% in the second quarter of 2025 compared to the second quarter of 2024. The increase in casino revenue was driven primarily by the continued increase in market share at our properties. Casino operating expense as a percentage of casino revenue decreased to 35.7% for the three months ended June 30, 2025, compared to 37.7% for the three months ended June 30, 2024, primarily due to better labor management and operational efficiency.

Food and beverage revenue for the second quarter of 2025 increased 1.1% compared to the second quarter of 2024 due to 4.0% increase in food and beverage revenue per cover, partially offset by a decrease in food and beverage covers by 2.8%. Food and beverage operating expense as a percentage of food and beverage revenue in the second quarter of 2025 decreased to 70.3% compared to 73.8% in the second quarter of 2024 due primarily to decrease in labor expense and increase in revenue per cover.

Hotel revenue decreased 3.1% in the second quarter of 2025 compared to the same quarter of 2024 primarily as a result of decrease in occupancy percentage to 79.6% during the second quarter of 2025 compared to 85.5% during the second quarter of 2024 resulting from lower convention group business in the current year than in the prior year. ADR increased by $4.08 ($189.42 in the second quarter of 2025 and $185.34 in the second quarter of 2024). Hotel RevPAR was $162.57 and $172.06 for the three months ended June 30, 2025 and 2024, respectively. Hotel operating expense as a percentage of hotel revenue increased to 34.3% in the second quarter of 2025 compared to 33.5% for the comparable prior year period primarily due to lower revenue.

Other revenue increased 7.7% in the second quarter of 2025 compared to the same prior year period primarily due to increases in spa and commission revenues at both properties.

SG&A expense increased to $26.8 million in the second quarter of 2025 from $26.2 million in the second quarter of 2024. As a percentage of net revenue, SG&A expense decreased to 19.6% in the second quarter of 2025 compared to 20.4% in the same period in 2024.

Depreciation and amortization expense increased to $13.6 million for the three months ended June 30, 2025, compared to $12.4 million for the same prior year period, due to new assets placed into service with the ongoing renovation at Atlantis.

We recognized $0.9 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, in professional service fees relating to our construction litigation.

In the second quarter of 2025, we recognized $0.4 million of interest income, net of interest expense. In the second quarter of 2024, we recognized $0.2 million of interest expense, net of interest income. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2025 and 2024

For the six months ended June 30, 2025, we had a net income of $46.9 million, or $2.50 per diluted share, compared to net income of $41.0 million, or $2.12 per diluted share for the same period in 2024, reflecting a 14.4% and 17.9% increase in net income and diluted earnings per share, respectively. Net revenues in the six months ended June 30, 2025, totaled $262.3 million, an increase of 5.0%, compared to the six months ended June 30, 2024. Income from operations for the six months ended June 30, 2025 totaled $60.2 million compared to $53.3 million income from operations for the same period in 2024.

Casino revenue increased 8.6% in the first six months of 2025 compared to the first six months of 2024 and was driven by an increase in market share at both properties. Casino operating expense as a percentage of casino revenue decreased to 36.7% for the six months ended June 30, 2025 compared to 37.8% for the six months ended June 30, 2024 primarily as a result of decrease in labor expense as a percentage of revenue and decrease in promotional allowances.

Food and beverage revenue for the first six months of 2025 increased 0.3% compared to the 2024 same period due to a 2.1% increase in food and beverage revenue per cover, partially offset by a decrease of food and beverage covers by 1.8%. Food and beverage operating expense as a percentage of food and beverage revenue decreased in the first six months of 2025 to 72.2% from 74.3% for the same period in 2024 primarily as a result of operational improvenents and eficiancies.

Hotel revenue decreased 1.9% in the first six months of 2025 compared to the first six months of 2024 primarily due to a decrease in occupancy from 82.2% during the first six months of 2024 to 80.2% during the same period of 2025 partially offset by an increase in ADR by $7.22, from $183.54 in the first six months of 2024 to $190.76 in the first six months of 2025. RevPAR was $164.91 for the first six months of 2025 and $162.96 for the first six months of 2024. Hotel operating expense as a percentage of hotel revenue increased to 35.9% in the first six months of 2025 compared to 34.5% for the comparable prior year period primarily as a result of lower revenue.

Other revenue increased 8.4% in the first six months of 2025 compared to the same prior year period.

SG&A expense increased to $54.0 million in the first six months of 2025 from $53.3 million in the first six months of 2024 primarily due to: $1.1 million increase in labor expense, partially offset by $0.4 million decrease in advertising and marketing expense. As a percentage of net revenue, SG&A expense decreased to 20.6% in the first six months of 2025 compared to 21.3% in the same period in 2024.

Depreciation and amortization expense increased to $26.8 million for the six months ended June 30, 2025 compared to $24.9 million for the same prior year period, due to new assets placed into service with the ongoing renovation at Atlantis.

During the first six months of 2025 we recognized $1.4 million in professional services fees relating to our construction litigation. During the first six months of 2024, we recognized $0.6 million in professional services fees relating to our construction litigation and $0.1 million in loss on disposal of assets..

During the first six months of 2025, we recognized $0.7 million of interest income, net of interest expense. During the first six months of 2024, we expensed $0.2 million of interest, net of interest income. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Cash paid for capital expenditures for the six-month periods ended June 30, 2025 and 2024 totaled $28.4 million and $30.7 million, respectively. During each of the six-month periods ended June 30, 2025 and 2024, our capital expenditures related primarily to the redesign and upgrade of hotel rooms in the third tower at Atlantis, and the acquisition of gaming, and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facility.

For the six months ended June 30, 2025, net cash provided by operating activities totaled $70.6 million, compared to net cash provided by operating activities of $62.6 million in the same prior year period. This increase was primarily a result of an increase in net income and an increase in depreciation expense.

Net cash used in investing activities totaled $28.4 million and $30.7 million during each of the six months ended June 30, 2025 and 2024, respectively. Net cash used in investing activities during each of the first six months of 2025 and 2024 consisted primarily of cash used for the redesign and upgrade of hotel rooms in the third tower at Atlantis and the acquisition of gaming and other equipment at both properties.

Net cash used in financing activities in the first six months of 2025 totaled $29.4 million and consisted of $20.0 million cash used for purchase of Company stock under the Repurchase Plan and $11.0 million used for payment of dividends, partially offset by $1.6 million of net proceeds from stock options exercise. Net cash used in financing activities in the first six months of 2024 totaled $41.8 million and consisted of $50.4 million cash used for purchase of Company stock under the Repurchase Plan and $11.2 million used for payment of dividends, partially offset by $17.5 million of borrowings under the Amended Credit Facility, net of the payments to the lender under the Amended Credit Facility, and $2.3 million of net proceeds from stock options exercise.

Sixth Amended Credit Facility

On December 31, 2024, the Company entered into the Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Facility amends and restates the Company’s $100.0 million credit facility, dated as of February 1, 2023 (the “Prior Facility”).

The Amended Credit Facility extends the maturity date to January 1, 2028 and removes the lien on real property under the Prior Facility. As of June 30, 2025, the Company had no outstanding principal balance under the Amended Credit Facility, a $0.6 million standby letter of credit and $99.4 million remained available for borrowing.

In addition to other customary covenants for a facility of this nature, as of June 30, 2025, we were required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 1.5:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1.0. As of June 30, 2025, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.0:1.0 and 77.0:1.0, respectively.

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

We believe that our anticipated operating cash flows will be sufficient to sustain operations for the twelve months from the filing of this Form 10-Q for the quarter ended June 30, 2025 and fulfill our capital expenditure plans and authorized dividend distributions. However financial, economic, competitive, regulatory, and other factors, many of which are beyond our control, could negatively impact our operations. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

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

As of June 30, 2025, we had no outstanding balance under our Amended Credit Facility. Our current primary market risk exposure, when we incur and have outstanding debt is interest rate risk relating to the impact of interest rate movements under our Amended Credit Facility.

See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

We have not entered into derivative financial instruments for trading or speculative purposes.

We do not have any cash or cash equivalents as of June 30, 2025 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the number and average price of shares purchased in each fiscal month of the quarter ended June 30, 2025:

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1) (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2025 - April 30, 2025	6,800	$77.82	1,056,760	1,943,240
May 1, 2025 - May 31, 2025	131,974	81.69	1,188,734	1,811,266
June 1, 2025 - June 30, 2025	101,621	83.98	1,290,355	1,709,645
Total	240,395	$82.55	1,290,355	1,709,645

(1)	This amount represents a repurchase pursuant to our Repurchase Plan, see Note 8. STOCK REPURCHASE PLAN.
(2)	In the second quarter of 2025, under the authority of the Repurchase Plan, the Company purchased 240,395 shares at average price between $77.82 and $85.00 per share on the open market.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: July 29, 2025	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)