Form 10-Q
period 2025-09-30
MONARCH CASINO & RESORT INC
filed 2025-10-28
CIK 907242

c

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,250,291 shares of common stock are outstanding as of October 23, 2025.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Casino	$80,130	$76,307	$232,614	$216,720
Food and beverage	33,842	32,888	96,055	94,893
Hotel	22,494	21,642	58,312	58,147
Other	6,348	7,036	18,141	17,913
Net revenues	142,814	137,873	405,122	387,673

Operating expenses
Casino	28,688	27,676	84,654	80,801
Food and beverage	23,655	23,938	68,600	70,002
Hotel	7,070	7,306	19,922	19,891
Other	3,123	3,171	9,274	9,005
Selling, general and administrative	27,508	27,177	81,484	80,449
Depreciation and amortization	14,056	13,103	40,842	37,994
Other operating items, net	541	225	1,956	931
Total operating expenses	104,641	102,596	306,732	299,073
Income from operations	38,173	35,277	98,390	88,600

Other income (expense)
Interest income (expense), net	575	(145)	1,283	(349)

Income before income taxes	38,748	35,132	99,673	88,251
Provision for income taxes	(7,172)	(7,531)	(21,225)	(19,693)
Net income	$31,576	$27,601	$78,448	$68,558

Earnings per share of common stock
Net income
Basic	$1.73	$1.50	$4.27	$3.67
Diluted	$1.69	$1.47	$4.18	$3.60

Weighted average number of common shares and potential common shares outstanding
Basic	18,297	18,404	18,376	18,681
Diluted	18,736	18,746	18,752	19,039

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$107,639	$58,760
Receivables, net of provision for credit losses	8,950	10,257
Income taxes receivable	—	1,523
Inventories	8,479	9,296
Prepaid expenses and other	8,947	10,586
Total current assets	134,015	90,422
Property and equipment, net	564,242	575,287
Goodwill	25,111	25,111
Intangible assets, net	1,727	345
Other assets, net	289	418
Total assets	$725,384	$691,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$40,583	$41,243
Construction accounts payable	47,642	51,101
Accrued expenses	50,945	53,198
Income taxes payable	52	—
Short-term lease liability	1,015	921
Total current liabilities	140,237	146,463
Deferred income taxes	13,348	13,348
Long-term lease liability	12,542	13,143
Other long-term liability	881	881
Total liabilities	167,008	173,835
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,529,846 shares issued and 18,250,291 outstanding at September 30, 2025; 19,364,531 shares issued and 18,436,540 outstanding at December 31, 2024	195	193
Additional paid-in capital	72,925	62,891
Treasury stock, 1,279,555 shares at September 30, 2025 and 927,991 shares at December 31, 2024	(95,006)	(63,686)
Retained earnings	580,262	518,350
Total stockholders’ equity	558,376	517,748
Total liabilities and stockholders’ equity	$725,384	$691,583

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares, Unaudited)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2025	18,436,540	$193	$62,891	$518,350	$(63,686)	$517,748
Exercise of stock options, net	29,866	1	1,433	—	—	1,434
Stock-based compensation expense	—	—	2,127	—	—	2,127
Dividend payment	—	—	—	(5,538)	—	(5,538)
Net income	—	—	—	19,864	—	19,864
Balance, March 31, 2025	18,466,406	$194	$66,451	$532,676	$(63,686)	$535,635
Exercise of stock options, net	7,766	—	244	—	—	244
Stock-based compensation expense	—	—	1,875	—	—	1,875
Purchase of company common stock	(240,395)	—	—	—	(20,014)	(20,014)
Dividend payment	—	—	—	(5,501)	—	(5,501)
Net income	—	—	—	27,008	—	27,008
Balance, June 30, 2025	18,233,777	$194	$68,570	$554,183	$(83,700)	$539,247
Exercise of stock options, net	127,683	1	2,277	—	—	2,278
Stock-based compensation expense	—	—	2,078	—	—	2,078
Purchase of company common stock	(111,169)	—	—	—	(11,306)	(11,306)
Dividend payment	—	—	—	(5,497)	—	(5,497)
Net income	—	—	—	31,576	—	31,576
Balance, September 30, 2025	18,250,291	$195	$72,925	$580,262	$(95,006)	$558,376

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2024	19,091,497	$191	$48,821	$467,846	$(3,718)	$513,140
Exercise of stock options, net	20,247	1	969	—	—	970
Stock-based compensation expense	—	—	1,778	—	—	1,778
Purchase of company common stock	(281,708)	—	—	—	(19,574)	(19,574)
Dividend payment	—	—	—	(5,676)	—	(5,676)
Net income	—	—	—	18,275	—	18,275
Balance, March 31, 2024	18,830,036	$192	$51,568	$480,445	$(23,292)	$508,913
Exercise of stock options, net	32,099	—	1,333	—	—	1,333
Stock-based compensation expense	—	—	1,773	—	—	1,773
Purchase of company common stock	(452,464)	—	—	—	(30,781)	(30,781)
Dividend payment	—	—	—	(5,553)	—	(5,553)
Net income	—	—	—	22,682	—	22,682
Balance, June 30, 2024	18,409,671	$192	$54,674	$497,574	$(54,073)	$498,367
Exercise of stock options, net	90,087	1	462	—	—	463
Stock-based compensation expense	—	—	2,038	—	—	2,038
Purchase of company common stock	(131,285)	—	—	—	(9,676)	(9,676)
Dividend payment	—	—	—	(5,513)	—	(5,513)
Net income	—	—	—	27,601	—	27,601
Balance, September 30, 2024	18,368,473	$193	$57,174	$519,662	$(63,749)	$513,280

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$78,448	$68,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,842	37,994
Amortization of deferred loan costs	130	—
Stock-based compensation - stock options	6,080	5,589
Provision for bad debts	30	234
Loss on disposition of assets	23	268
Non-cash operating lease expense	(15)	23
Changes in operating assets and liabilities:
Receivables	1,277	(136)
Income taxes receivable	1,575	957
Inventories	817	(45)
Prepaid expenses and other	318	1,641
Accounts payable	(660)	(9,774)
Accrued expenses	(2,253)	(2,399)
Net cash provided by operating activities	126,612	102,910
Cash flows from investing activities:
Proceeds from sale of assets	25	73
Change in construction accounts payable	(3,459)	1,417
Acquisition of property and equipment	(30,399)	(35,872)
Net cash used in investing activities	(33,833)	(34,382)
Cash flows from financing activities:
Payroll taxes from net exercise of stock options	(2,303)	(2,013)
Proceeds from exercise of stock options	6,259	4,777
Line-of-credit borrowings	—	45,500
Line-of-credit payments	—	(44,000)
Payment of dividends	(16,536)	(16,742)
Purchase of company common stock	(31,320)	(60,031)
Net cash used in financing activities	(43,900)	(72,509)

Change in cash and cash equivalents	48,879	(3,981)
Cash and cash equivalents at beginning of period	58,760	43,361
Cash and cash equivalents at end of period	$107,639	$39,380

Supplemental disclosure of cash flow information:
Cash paid for interest	$186	$583
Cash paid for income taxes	$19,650	$18,740

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation, consisting of normal recurring accruals, are reflected in the interim financial statements. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

	Nine Months Ended September 30,
	2025	2024
Net revenues	$405,122	$387,673
Operating Expenses
Labor expense	117,708	118,083
Cost of sales	33,167	33,233
Tax and license expense [a]	60,078	56,631
Other operating expense [b]	52,981	52,201
Depreciation and amortization	40,842	37,994
Other operating items, net [c]	1,956	931
Interest income, net	(1,283)	349
Income tax expense	21,225	19,693
Total expenses	$326,674	$319,115

Net income	$78,448	$68,558

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

As of September 30, 2025, the Company has recorded a reserve of $0.2 million for gaming and non-gaming receivables.

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

Property and Equipment, net:

Property and equipment, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Land	$34,688	$34,688
Land improvements	11,470	11,263
Buildings	474,462	474,469
Building improvements	139,541	122,059
Furniture and equipment	265,217	251,605
Construction in progress	11,831	17,722
Right of use assets	13,504	13,995
Leasehold improvements	4,498	4,498
	955,211	930,299
Less accumulated depreciation and amortization	(390,969)	(355,012)
Property and equipment, net	$564,242	$575,287

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

For assets to be held and used, the Company reviews fixed assets for impairment indicators at the end of the fiscal year and whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparable, when available. For the nine-month periods ended September 30, 2025 and 2024, respectively, there were no impairment charges.

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

As of September 30, 2025, we had goodwill totaling $25.1 million related to the purchase of Monarch Black Hawk, Inc.

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

The following table summarizes the activity related to contract and contract-related liabilities as of September 30, 2025 and 2024 compared to December 31, 2024 and 2023, respectively:

	September 30,	December 31,	Increase (Decrease)	September 30,	December 31,	Decrease
	2025	2024		2024	2023
Contractual Liability
Players Club Liability	$7,746	$8,097	$(351)	$8,475	$8,849	$(374)
Outstanding Chip Liability	1,740	2,298	(558)	2,107	2,382	(275)
Customer Advances and Other	6,505	6,378	127	5,877	6,232	(355)
Total Contractual Liability	$15,991	$16,773	$(782)	$16,459	$17,463	$(1,004)

Other operating items, net:

Other operating items, net, in general consist of miscellaneous operating charges or proceeds.

For the three months ended September 30, 2025, Other operating items, net, was $0.5 million and consisted primarily of professional service fees relating to our construction litigation. For the three months ended September 30, 2024, Other operating items, net, was $0.2 million and consisted primarily of loss on disposal of assets.

For the nine months ended September 30, 2025, Other operating items, net, was $1.9 million and consisted primarily of professional service fees relating to our construction litigation. For the nine months ended September 30, 2024, Other operating items, net, was $0.9 million and consisted of $0.6 million professional service fees relating to our construction litigation and $0.3 million loss on disposal of assets.

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

In September 2025, the Financial Accounting Standards Board issued updated guidance on accounting for internal-use software, effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments modernize guidance to consider different methods of software development, updating the requirements for capitalization of software costs. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

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

As of September 30, 2025, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (each as defined and discussed in NOTE 5. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The weighted-average incremental borrowing rate of the leases presented in the lease liability as of September 30, 2025, was 4.35%. There were no new leases entered into in the third quarter of 2025.

The weighted-average remaining lease term of the leases presented in the lease liability as of September 30, 2025, was 15.86 years.

Cash paid related to the operating leases presented in the lease liability for each of the nine months ended September 30, 2025 and 2024, was $0.8 million and $1.1 million, respectively.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Casino	$115	$135	$315	$394
Food and beverage	62	60	202	101
Hotel	84	88	118	219
Selling, general and administrative	1,817	1,755	5,445	4,875
Total stock-based compensation, before taxes	2,078	2,038	6,080	5,589
Tax benefit	(436)	(428)	(1,277)	(1,173)
Total stock-based compensation, net of tax	$1,642	$1,610	$4,803	$4,416

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

	Three months ended September 30,
	2025		2024
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,297	$1.73	18,404	$1.50
Effect of dilutive stock options	439	(0.04)	342	(0.03)
Diluted	18,736	$1.69	18,746	$1.47

	Nine months ended September 30,
	2025		2024
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	18,376	$4.27	18,681	$3.67
Effect of dilutive stock options	376	(0.09)	358	(0.07)
Diluted	18,752	$4.18	19,039	$3.60

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the weighted assumed proceeds per share as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended September 30, 2025 and 2024, options for approximately 359 thousand and 905 thousand shares, respectively, were excluded from the computation. For the nine months ended September 30, 2025 and 2024, options for approximately 637 thousand and 910 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For each of the three-month periods ended September 30, 2025 and 2024, the Company paid $187 thousand in rent, plus $9 thousand and $17 thousand, respectively, in operating expenses relating to this lease. For each of the nine-month periods ended September 30, 2025 and 2024, the Company paid $561 thousand in rent, plus $26 thousand in operating expenses relating to this lease. The right of use asset and lease liability balances as of September 30, 2025, recognized in the Consolidated Balance Sheet, was $9.3 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For the three-month periods ended September 30, 2025 and 2024, the Company paid $124 thousand and $101 thousand in rent, respectively, plus $12 thousand and $16 thousand, respectively, in operating expenses relating to this lease. For the nine-month periods ended September 30, 2025 and 2024, the Company paid $372 thousand and $303 thousand, respectively, in rent plus $38 thousand and $40 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of September 30, 2025, recognized in the Consolidated Balance Sheet, was $2.8 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders, and paid $123 thousand and $118 thousand, respectively, for the three-month periods ended September 30, 2025 and 2024, $393 thousand and $375 thousand, respectively, for the nine-month periods ended September 30, 2025 and 2024, for such leases.

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

In addition to other customary covenants for a facility of this nature, as of September 30, 2025, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 1.5:1.0 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1.0. As of September 30, 2025, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.0:1.0 and 112.3:1.0, respectively.

On February 24, 2025, Wells Fargo Bank agreed to waive its right to declaring an event of default under the Amended Credit Facility arising out of the February 14, 2025 judgment on the litigation between Monarch and PCL, so long as we strictly comply with each and every other provision of the Amended Credit Facility. We believe that we are in full compliance.

As of September 30, 2025, the Company had no outstanding principal balance under the Amended Credit Facility, a $0.6 million standby letter of credit and $99.4 million remained available for borrowing.

NOTE 7. TAXES

For the nine months ended September 30, 2025 and 2024, the Company’s effective tax rate was 21.3% and 22.3%, respectively.

Deferred tax assets were evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.

No uncertain tax positions were recorded as of September 30, 2025 and 2024.

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

In the third quarter of 2025, under its existing Repurchase Plan, the Company purchased 111,169 shares of its common stock on the open market for an aggregate purchase cost of $11.3 million. As of September 30, 2025, the Company has an authorization to purchase up to 1,598,476 shares under the Repurchase Plan.

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

On March 26, 2021, PCL filed a mechanics’ lien foreclosure action in the District Court, County of Gilpin, Colorado, against the Company and its Colorado subsidiaries, in connection with the Company’s now completed expansion of the Monarch Casino Resort Spa Black Hawk. The case is captioned PCL Construction Services, Inc., v. Monarch Growth Inc., et al., Case No. 2021CV30006 (the “Gilpin Lawsuit”). The complaint essentially mirrors the claims and allegations made by PCL in the First Denver Lawsuit. The Gilpin Lawsuit includes an additional claim, however, for foreclosure of PCL’s purported mechanics’ lien against the property on which the Monarch Casino Resort Spa Black Hawk is situated (the “Property”). PCL also joined additional parties who may claim a purported lien against the Property, as defendants. Many of the Company’s co-defendants have filed cross claims against Monarch for foreclosure of mechanics’ liens and related claims, including unjust enrichment.

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

On February 14, 2025, the Court issued its Findings of Fact, Conclusions of Law and Order of Judgment in the First Denver Lawsuit. The Court awarded damages in favor of PCL of $74,772,551 for its claims of breach of contract, breach of implied warranty, and breach of the duty of good faith and fair dealing and $144,894 to the Company for its negligence and gross negligence counterclaims against PCL. The Court entered a single judgment in the amount of the net difference between the cross-judgment and awarded PCL a principal judgment amount of $74,627,657 (the “Judgment”).

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

As of September 30, 2025, the Company has $76.5 million in liability related to the PCL litigation, which are presented in balance sheet as following: $48.9 million in Construction accounts payable and $27.6 million in Accounts payable.

The Company recognized $1.9 million and 0.6 million in construction litigation expense relating to these lawsuits for the nine months ended September 30, 2025 and 2024, respectively, which is included in Other operating items, net on the Consolidated Statements of Income.

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

On September 15, 2025, the Company paid a cash dividend of $0.30 per share of its outstanding common stock, to stockholders of record on September 1, 2025. For the nine months ended September 30, 2025, the Company paid total of $0.90 per share cash dividend. The cash dividend was part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

On October 21, 2025, the Company announced a cash dividend of $0.30 per share of its outstanding common stock, payable on December 15, 2025, to stockholders of record on December 1, 2025. This cash dividend is part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

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

Atlantis: We continuously upgrade our property. With quality gaming, hotel and dining products, we believe the Atlantis is well positioned to benefit from future macro and local economic growth. Reno remains a healthy local-oriented market, but at the same time a very competitive market. The market’s employment growth is broad based, and we expect this positive indicator will support the continued strength of our business at Atlantis. At the same time, the tight employment environment has created labor challenges, including wage inflation, which we continue to actively manage. In addition, we are facing increased competition from the continued growth of California tribal gaming and an extremely competitive promotional environment in Northern Nevada. The inflationary pressures, combined with continued aggressive marketing programs by our competitors, may disrupt Atlantis’ revenue growth, operating costs management and profit margins improvement.

Monarch Black Hawk: Monarch Black Hawk is the first property encountered by visitors arriving from Denver and other major population centers via Colorado State Highway 119. The Denver metro economy remains strong with higher than the national average per capita personal income. At the beginning of 2022, we completed the master planned renovation and expansion, transforming the property into a world-class resort. Monarch Black Hawk is positioned to leverage the expanded operation, the elimination of betting limits and new game types in Black Hawk, Colorado, as well as to benefit from the growing state-wide online and retail sports betting. Monarch Black Hawk also is experiencing labor challenges, resulting from the distance to the staffing filter markets of Golden, Colorado and the Denver Metro area. We continue to attract high-value players from Denver and Boulder metro areas, who had previously traveled to other markets, such as Las Vegas, for a high-end casino entertainment experience. We believe that the quality of our product and exceptional guest service will meet the demand of the high-end segment of the market and will grow revenue and accelerate market share.

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

Our management evaluates the KPI as compared to prior periods, our peer group, or market, as well as for any trends.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2025 and 2024

For the three months ended September 30, 2025, our net income totaled $31.6 million, or $1.69 per diluted share, compared to net income of $27.6 million, or $1.47 per diluted share, for the same period in 2024, reflecting a 14.4% and 15.0% increase in net income and diluted earnings per share, respectively. Net revenues in the three months ended September 30, 2025, totaled $142.8 million, an increase of $4.9 million, or 3.6%, compared to the three months ended September 30, 2024. Income from operations for the three months ended September 30, 2025, totaled $38.2 million compared to income from operations of $35.3 million for the same period in 2024.

Casino revenue increased 5.0% in the third quarter of 2025 compared to the third quarter of 2024. The increase in casino revenue was driven primarily by the continued increase in market share at our properties. Casino operating expense as a percentage of casino revenue decreased to 35.8% for the three months ended September 30, 2025, compared to 36.3% for the three months ended September 30, 2024, primarily due to better labor management and operational efficiency.

Food and beverage revenue for the third quarter of 2025 increased 2.9% compared to the third quarter of 2024 due to 4.3% increase in food and beverage revenue per cover, partially offset by a decrease in food and beverage covers of 2.8%. Food and beverage operating expense as a percentage of food and beverage revenue in the third quarter of 2025 decreased to 69.9% compared to 72.8% in the third quarter of 2024 due primarily to a decrease in labor expense and an increase in revenue per cover.

Hotel revenue increased 3.9% in the third quarter of 2025 compared to the same quarter of 2024 primarily as a result of an increase in ADR of $11.39 ($192.09 in the third quarter of 2025 and $180.70 in the third quarter of 2024). Hotel occupancy percentage slightly decreased to 89.0% during the third quarter of 2025 compared to 89.7% during the third quarter of 2024. Hotel RevPAR was $183.42 and $176.47 for the three months ended September 30, 2025 and 2024, respectively. Hotel operating expense as a percentage of hotel revenue decreased to 31.4% in the third quarter of 2025 compared to 33.8% for the comparable prior year period primarily due to higher ADR.

Other revenue decreased 9.8% in the third quarter of 2025 compared to the same prior year period primarily due to proceeds from finalization of Employee Retention Credit review by IRS in 2024, partially offset by increases in spa and retail revenues.

SG&A expense increased to $27.5 million in the third quarter of 2025 from $27.2 million in the third quarter of 2024. As a percentage of net revenue, SG&A expense decreased to 19.3% in the third quarter of 2025 compared to 19.7% in the same period in 2024.

Depreciation and amortization expense increased to $14.1 million for the three months ended September 30, 2025, compared to $13.1 million for the same prior year period, due to new assets placed into service with the ongoing renovation at Atlantis.

We recognized $0.5 million and $0.02 million for the three months ended September 30, 2025 and 2024, respectively, in professional service fees relating to our construction litigation.

In the third quarter of 2025, we recognized $0.6 million of interest income, net of interest expense. In the third quarter of 2024, we recognized $0.2 million of interest expense, net of interest income. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2025 and 2024

For the nine months ended September 30, 2025, we had a net income of $78.4 million, or $4.18 per diluted share, compared to net income of $68.6 million, or $3.60 per diluted share for the same period in 2024, reflecting a 14.4% and 16.1% increase in net income and diluted earnings per share, respectively. Net revenues in the nine months ended September 30, 2025, totaled $405.1 million, an increase of 4.5%, compared to the nine months ended September 30, 2024. Income from operations for the nine months ended September 30, 2025 totaled $98.4 million compared to $88.6 million income from operations for the same period in 2024.

Casino revenue increased 7.3% in the first nine months of 2025 compared to the first nine months of 2024 and was driven by an increase in market share at both properties. Casino operating expense as a percentage of casino revenue decreased to 36.4% for the nine months ended September 30, 2025 compared to 37.3% for the nine months ended September 30, 2024 primarily as a result of decrease in labor and other operating expenses as a percentage of revenue.

Food and beverage revenue for the first nine months of 2025 increased 1.2% compared to the 2024 same period due to a 2.9% increase in food and beverage revenue per cover, partially offset by a decrease of food and beverage covers by 1.6%. Food and beverage operating expense as a percentage of food and beverage revenue decreased in the first nine months of 2025 to 71.4% from 73.8% for the same period in 2024 primarily as a result of operational improvements and efficiencies.

Hotel revenue increased 0.3% in the first nine months of 2025 compared to the first nine months of 2024 primarily due to an increase in ADR by $8.79, from $182.48 in the first nine months of 2024 to $191.27 in the first nine months of 2025. Hotel occupancy decreased from 84.8% during the first nine months of 2024 to 83.4% during the same period of 2025. RevPAR was $171.59 for the first nine months of 2025 and $167.74 for the first nine months of 2024. Hotel operating expense as a percentage of hotel was flat at 34.2% in each of the first nine months of 2025 and 2024.

Other revenue increased 1.3% in the first nine months of 2025 compared to the same prior year period.

SG&A expense increased to $81.5 million in the first nine months of 2025 from $80.4 million in the first nine months of 2024 primarily due to: $0.8 million increase in repair and maintenance expense; $0.6 million increase in taxes and $0.6 million increase in stock options expense, partially offset by $0.6 million decrease in advertising and marketing expense and $0.3 million decrease in utility expense. As a percentage of net revenue, SG&A expense decreased to 20.1% in the first nine months of 2025 compared to 20.8% in the same period in 2024.

Depreciation and amortization expense increased to $40.8 million for the nine months ended September 30, 2025 compared to $38.0 million for the same prior year period, due to new assets placed into service with the ongoing renovation at Atlantis.

During the first nine months of 2025 we recognized $1.9 million in professional services fees relating to our construction litigation. During the first nine months of 2024, we recognized $0.6 million in professional services fees relating to our construction litigation and $0.3 million in loss on disposal of assets.

During the first nine months of 2025, we recognized $1.3 million of interest income, net of interest expense. During the first nine months of 2024, we recognized $0.3 million of interest expense, net of interest income. See further discussion of our Amended Credit Facility in the LIQUIDITY AND CAPITAL RESOURCES section below.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Cash paid for capital expenditures for the nine-month periods ended September 30, 2025 and 2024 totaled $33.8 million and $34.4 million, respectively. During each of the nine-month periods ended September 30, 2025 and 2024, our capital expenditures related primarily to the redesign and upgrade of hotel rooms in the third tower at Atlantis, and the acquisition of gaming, and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facility.

For the nine months ended September 30, 2025, net cash provided by operating activities totaled $126.6 million, compared to net cash provided by operating activities of $102.9 million in the same prior year period. This increase was primarily a result of an increase in net income, as well as change in working capital.

Net cash used in investing activities totaled $33.8 million and $34.4 million during each of the nine months ended September 30, 2025 and 2024, respectively. Net cash used in investing activities during each of the first nine months of 2025 and 2024 consisted primarily of cash used for the redesign and upgrade of hotel rooms in the third tower at Atlantis and the acquisition of gaming and other equipment at both properties.

Net cash used in financing activities in the first nine months of 2025 totaled $43.9 million and consisted of $31.3 million cash used for purchase of Company stock under the Repurchase Plan and $16.5 million used for payment of dividends, partially offset by $3.9 million of net proceeds from stock options exercise. Net cash used in financing activities in the first nine months of 2024 totaled $72.5 million and consisted of $60.0 million cash used for purchase of Company stock under the Repurchase Plan and $16.7 million used for payment of dividends, partially offset by $1.5 million of borrowings under the Amended Credit Facility, net of the payments to the lender under the Amended Credit Facility, and $2.7 million of net proceeds from stock options exercise.

Sixth Amended Credit Facility

On December 31, 2024, the Company entered into the Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Facility amends and restates the Company’s $100.0 million credit facility, dated as of February 1, 2023 (the “Prior Facility”).

The Amended Credit Facility extends the maturity date to January 1, 2028 and removes the lien on real property under the Prior Facility. As of September 30, 2025, the Company had no outstanding principal balance under the Amended Credit Facility, a $0.6 million standby letter of credit and $99.4 million remained available for borrowing.

In addition to other customary covenants for a facility of this nature, as of September 30, 2025, we were required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 1.5:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1.0. As of September 30, 2025, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.0:1.0 and 112.3:1.0, respectively.

The interest rate under the Amended Credit Facility is either SOFR (the Secured Overnight Financing Rate) plus a margin of 1.25%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging of 0.25% per annum. The Commitment Fee Percentage (as defined in the Amended Credit Facility) was revised to be 0.25% per annum.

On February 24, 2025, Wells Fargo Bank agreed to waive its right to declaring an event of default under the Amended Credit Facility arising out of the February 14, 2025 judgment on the litigation between Monarch and PCL, as described above in Part I, Item 1, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Note 9 “Legal Matters” of this Form 10-Q, so long as we strictly comply with each and every other provision of the Amended Credit Facility. We believe that we are in full compliance.

We believe that our anticipated operating cash flows will be sufficient to sustain operations for the twelve months from the filing of this Form 10-Q for the quarter ended September 30, 2025 and fulfill our capital expenditure plans and authorized dividend distributions. However financial, economic, competitive, regulatory, and other factors, many of which are beyond our control, could negatively impact our operations. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

For a discussion regarding our material commitments for capital expenditures, see the CAPITAL SPENDING AND DEVELOPMENT section above.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our 2024 Form 10-K filed with the SEC on March 3, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices.

As of September 30, 2025, we had no outstanding balance under our Amended Credit Facility. Our current primary market risk exposure, when we incur and have outstanding debt, is interest rate risk relating to the impact of interest rate movements under our Amended Credit Facility.

See “Liquidity and Capital Resources” for further discussion of our Amended Credit Facility and capital structure.

We have not entered into derivative financial instruments for trading or speculative purposes.

We do not have any cash or cash equivalents as of September 30, 2025 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 9 “Legal Matters” to our consolidated financial statements in Part I, Item 1, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) of this Form 10-Q is incorporated by reference herein.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the number and average price of shares purchased in each fiscal month of the quarter ended September 30, 2025:

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1) (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2025 - July 31, 2025	—	$—	1,290,355	1,709,645
August 1, 2025 - August 31, 2025	37,615	100.95	1,327,970	1,672,030
September 1, 2025 - September 30, 2025	73,554	102.35	1,401,524	1,598,476
Total	111,169	$101.88	1,401,524	1,598,476

(1)	This amount represents a repurchase pursuant to our Repurchase Plan, see Note 8. STOCK REPURCHASE PLAN.
(2)	In the third quarter of 2025, under the authority of the Repurchase Plan, the Company purchased 111,169 shares at average price between $100.90 and $103.94 per share on the open market.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: October 28, 2025	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)