Form 10-K
period 2025-12-31
MONARCH CASINO & RESORT INC
filed 2026-02-24
CIK 907242

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The aggregate market value of voting and non-voting common equity held by nonaffiliates as of June 30, 2025 (the last business day of the registrant's most completed second fiscal quarter), based on the closing price as reported on The Nasdaq Stock Market (SM) of $86.44 per share, was $1.2 billion.

As of February 16, 2026, the registrant had 17,886,120 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2025 Annual Meeting of Stockholders, which Proxy Statement shall be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our business strategy is to maximize revenues, operating income and cash flow primarily through our casino, food and beverage and hotel operations at the Atlantis and Monarch Black Hawk. We focus on delivering exceptional service and value to our guests. Our hands-on management style focuses on customer service and cost efficiencies.

The Atlantis Casino Resort Spa

The Atlantis is located approximately three miles south of downtown in an affluent area of Reno, Nevada. The Atlantis features approximately 61,000 square feet of casino space; 817 guest rooms and suites; eight food outlets; two gourmet coffee and pastry bars and one snack bar; a 30,000 square-foot health spa and salon with an enclosed year-round pool; one retail outlet offering clothing and gift shop merchandise; an 8,000 square-foot family entertainment center; and approximately 52,000 square feet of banquet, convention and meeting room space. The casino features approximately 1,200 slot and video poker machines; approximately 33 table games, including blackjack, craps, roulette, and others; a race and sports book; a 24-hour live keno lounge; and a poker room. The Atlantis also offers a mobile race and sports betting app which is available to patrons who are physically located within the state of Nevada.

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

The Atlantis hotel rooms feature high-end design and furnishings as well as nine-foot ceilings, which create an open and spacious feel. The third hotel tower features a waterfall with an adjacent year-round swimming pool in a climate-controlled glass enclosure, which shares an outdoor pool deck with a seasonal outdoor swimming pool and year-round whirlpool. The Salon at Atlantis is a full-service salon overlooking the third-floor sundeck and outdoor seasonal swimming pool and offers salon-grade products and treatments for hair, nails and skincare for both men and women. Our Spa Atlantis is a high-end health spa located adjacent to the swimming area that offers treatments and amenities unique to our market. The hotel rooms on the spa floor feature décor that is themed consistent with the spa. The hotel features glass elevators that rise the full 19 and 28 stories of the respective towers providing panoramic views of the Reno area and the Sierra Nevada mountain range.

The average occupancy rate, average daily room rate (“ADR”) and revenue per available room (“REVPAR”). REVPAR is calculated by dividing total hotel revenue by total rooms available, at the Atlantis for the following periods were:

	Year Ended December 31,
	2025	2024	2023
Occupancy rate	82.6%	84.1%	84.5%
ADR	$164.61	$162.77	$157.64
REVPAR	$150.50	$152.48	$149.99

We continually monitor and adjust hotel room rates based upon demand and other competitive factors.

Restaurants and Dining. The Atlantis has eight restaurants, two gourmet coffee bars and one snack bar as described below:

●	The 475-seat, Toucan Charlie’s Buffet & Grille, which offers a wide variety of food selections from around the globe including a carving station, live action Pho and Mongolian Bar-b-que, made-to-order salads, artisan charcuterie with a variety of imported and domestic cheeses, and an expansive array of desserts from our in-house bakery including house-made gelato;
●	The 160-seat Atlantis Steakhouse, a fine dining destination featuring Allen Brothers prime steaks from Chicago, fresh seafood, and numerous tableside presentations of classic steakhouse dishes;
●	The Bistro Napa, featuring creative wine country cuisine served in a 140-seat main dining room with a central wine cellar and an adjacent upscale 60-seat lounge;
●	The Oyster Bar on the Sky Terrace offering pan roasts made-to-order, fresh seafood, cioppino, house made chowder and bisques;
●	Sushi Bar serving creative, made-to-order sushi rolls with a wide variety of raw and cooked options, all offered in all-you-care-to-eat lunch and dinner settings.

The Oyster and Sushi Bar Restaurant can accommodate a combined total of up to 140 guests;

●	The 178-seat Purple Parrot coffee shop, which serves breakfast and American comfort food 24 hours a day;
●	The 92-seat Red Bloom Asian kitchen, featuring a modern twist on authentic Asian dishes inspired by the Far East, including flavorful preparations from China, Japan, Korea, Singapore, Thailand and Vietnam;
●	The 170-seat Manhattan Deli featuring authentic New York deli favorites like matzo ball soup, piled high sandwiches, salads, house made soups, bagels and lox, New York style pizza and famous New York cheesecake;
●	Two gourmet coffee bars offering specialty coffee drinks, “grab and go” sandwiches, house made gelato and freshly baked pastries; and
●	The Chicago Dogs Eatery, a snack bar, serving Chicago-style hot dogs, pizza, ice cream and arcade-style refreshments.

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

The average occupancy rate, ADR and REVPAR at the Monarch Black Hawk for the following periods were:

	Year Ended December 31,
	2025	2024	2023
Occupancy rate	80.1%	80.8%	79.9%
ADR	$223.36	$215.70	$195.20
REVPAR	$191.15	$187.23	$168.78

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

We have continuously invested in upgrading our facilities. Capital expenditures were $37.2 million in 2025, $43.9 million in 2024 and $51.4 million in 2023. During the last three years, capital expenditures related primarily to: the major redesign and upgrade of all hotel rooms in all towers and complete renovation of the high-end suites on the top floors at Atlantis; the redesign and upgrade of the Oyster and Sushi Bar Restaurant located in the Sky Terrace at Atlantis; the ongoing capital maintenance spending; and the acquisition of gaming equipment at both of our properties.

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

The Reno/Sparks region is a major gaming and leisure destination with aggregate gaming revenues of approximately $968 million (as reported by the Nevada Gaming Control Board for the twelve months ended December 31, 2025).

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

The Denver metro area is an attractive market with a population of approximately three million and a healthy population growth of 14.8% from 2015 to 2025 (national average is 7.1%). Denver metro area median household income in 2024 was 32% higher than the national average ($108,046 vs. $81,604).

Commercial gaming in Colorado is constitutionally restricted to three mountain towns – Black Hawk, Central City and Cripple Creek – which in 2025 represented 76%, 7% and 17% of total Colorado gaming revenue, respectively (as published in the Colorado Division of Gaming statistical summaries), exclusive of Native American gaming facilities. These state constitutional limitations and the scarcity of available and developable land in Black Hawk create a strong barrier to new entries in the gaming market, limiting the threat of potential new competition.

The Black Hawk/Central City area gaming market generated approximately $936 million in gaming revenues for the twelve months ended December 31, 2025, according to the Colorado Division of Gaming.

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

Competition

Reno/Sparks. Gaming competition in the Reno area is intense. Based on information obtained from the December 31, 2025 Gaming Revenue Report published by the Nevada Gaming Control Board, there are approximately 13 casinos in the Reno-Sparks area which each generated more than $12.0 million in annual gaming revenues.

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

Black Hawk. There is strong competition in the concentrated Black Hawk/Central City area gaming market, which includes approximately 21 casinos as of December 31, 2025, according to the Colorado Division of Gaming.

The Black Hawk and Central City gaming markets are geographically isolated. The only other non-tribal gaming market is Cripple Creek, which is seventy-five miles away. There are two federally recognized tribes in southwest Colorado, both with gaming facilities, and both more than 350 miles from Denver. There have been proposals for the development of Native American racetrack and video lottery terminal casinos throughout the state over the years. On two occasions the owners of the Arapahoe Race Track, southeast of Denver, have funded statewide ballot initiatives to allow casino style gaming at the race track. On both occasions, these measures were voted down by the electorate by wide margins. As of December 31, 2025, none of the proposals have been adopted by the state’s electorate or by the legislature. Should any form of additional gaming be authorized in the Denver metropolitan area, the Black Hawk and Central City markets would be adversely affected.

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

Colorado. As prescribed by the Colorado Limited Gaming Act with Constitutional Amendment of 2021 (the “Colorado Act”), the ownership and operation of limited stakes gaming facilities in Colorado are subject to the Colorado Gaming Rules and Regulations (the “Colorado Regulations”) and final authority of the Colorado Limited Gaming Control Commission (the “Colorado Commission”). The Colorado Act also created the Colorado Division of Gaming within the Colorado Department of Revenue (the “Colorado Division of Gaming”) to license, supervise and enforce the conduct of limited stakes gaming in Colorado.

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

Limited stakes gaming is confined to the commercial districts of these cities as defined by Central City on October 7, 1981, by Black Hawk on May 4, 1978, and by Cripple Creek on December 3, 1973. In addition, the Colorado law restricts limited stakes gaming to structures that comply with local historic preservation and architectural standards intended to reflect pre-World War I styles, as enforced through local municipal ordinances. Under the 1990 Colorado Amendment, no more than 35% of the square footage of any building and no more than 50% of any one floor of any building may be used for limited stakes gaming. Persons under the age of 21 cannot participate in limited stakes gaming. In Colorado, limited gaming is subject to a graduated tax on adjusted gross gaming proceeds (“AGP”) representing the total amount wagered less all payouts to players. Gaming tax rates are set annually by rule of the Colorado Limited Gaming Control Commission pursuant to state statute. State law authorizes the Commission to establish gaming tax rates up to a statutory maximum of 40% of AGP, any change above which would require statewide voter approval. The rates currently in effect are structured in graduated tiers, are below the statutory maximum, and have been in effect since July 1, 2012 as follow:

●	0.25% up to and including $2 million of the subject amounts;
●	2.0% on amounts from $2 million to $5 million;
●	9.0% on amounts from $5 million to $8 million;
●	11.0% on amounts from $8 million to $10 million;
●	16.0% on amounts from $10 million to $13 million; and
●	20.0% on amounts over $13 million.

The City of Black Hawk also assesses monthly device fees that are based on the number of gaming devices operated. As of January 1, 2025, these consist of an $87.50 fee per slot device, $350.00 per table and sports betting device, and transportation fee of $3.68 for each slots device and $14.72 for each table device and sports betting device.

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

Under Rule 4.5, gaming licensees, affiliated companies and controlling persons commencing a public offering of voting securities must notify the Colorado Commission no later than 10 business days after the initial filing of a registration statement with the SEC. Licensed publicly traded corporations are also required to send proxy statements to the Colorado Division of Gaming within five days after their distribution. Licensees to whom Rule 4.5 applies must include in their charter documents provisions that restrict the rights of the licensees to issue voting interests or securities except in accordance with the Colorado Act and the Colorado Regulations; limit the rights of persons to transfer voting interests or securities of licensees except in accordance with the Colorado Act and the Colorado Regulations; and provide that holders of voting interests or securities of licensees found unsuitable by the Colorado Commission may, within 60 days of such finding of unsuitability, be required to sell their interests or securities back to the issuer at the lesser of the cash equivalent of the holders’ investment or the market price as of the date of the finding of unsuitability. Alternatively, the holders may, within 60 days after the finding of unsuitability, transfer the voting interests or securities to a suitable person, as determined by the Colorado Commission. Until the voting interests or securities are held by suitable persons, the issuer may not pay dividends or interest, the securities may not be voted and may not be included in the voting or securities of the issuer, and the issuer may not pay any remuneration in any form to the holders of the securities.

Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of (a) 5% or more of any class of voting securities of a publicly traded corporation that is required to include in its articles of incorporation the Rule 4.5 charter language provisions; or (b) 5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee, referred to as “qualifying persons,” shall notify the Colorado Division of Gaming within 10 days of such acquisition and submit all requested information. Such persons are subject to a finding of suitability as required by the Division of Gaming or the Colorado Commission. Licensees also must notify any qualifying persons of these requirements. A qualifying person other than an institutional investor whose interest equals 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

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

The Colorado Regulations require that every officer, director and stockholder of private corporations or equivalent office or ownership holders for non-corporate applicants, and every officer, director or stockholder holding either a 5% or greater interest or controlling interest of a publicly traded corporation or owners of an applicant or licensee, shall be a person of good moral character and submit to a full background investigation conducted by the Colorado Division of Gaming and the Colorado Commission. The Colorado Commission may require any person having an interest in a license to undergo a full background investigation and pay the cost of investigation in the same manner as an applicant.

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

On February 20, 2020, the Colorado Commission voted unanimously to approve the new Sports Betting Rules and Regulations. Authorized sports betting includes (1) any individual or team sport or athletic event in which the outcome is not determined solely by chance, whether amateur or professional, including an Olympic or international sport or athletic event and any collegiate sports event (2) any portion of an authorized sport or athletic event, including the individual performance statistics of athletes in a sports event or combination of sports events, and (3) an authorized sanctioned motor sport. Sports betting is prohibited on a high school sports event, a video game that is not sanctioned by a sports’ governing body or equivalent as an electronic competition or proposition bets on collegiate sports. Sports betting went live in Colorado on May 1, 2020. Sports betting is allowed in Colorado casinos as well as approved mobile apps provided the bettor is within the State of Colorado while the bet is made.

Compliance with Environmental Laws

In 2025, the Company did not incur any material capital expenses for maintaining compliance with applicable environmental laws and does not expect to incur such in 2026.

Requirements to comply with environmental laws may have an impact on capital expenditures, earnings, and our competitive position in the future. See Item 1A, “Risk Factors.”

Human Capital

As of December 31, 2025, we employed approximately 2,740 employees across both properties.

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

We also believe that the legalization of additional casino gaming in or near any major metropolitan area in the Atlantis’ or Monarch Black Hawk’s key marketing areas could have a material adverse impact on our business. In addition, there have been proposals for the development of Native American, racetrack and video lottery terminal casinos throughout the state of Colorado over the years, although none of the proposals has been adopted by the state’s electorate or legislature. The owners of the Arapahoe Racetrack, southeast of Denver, have funded state-wide ballot initiatives to allow casino style gaming at the race track. Both measures were voted down by wide margins. As of December 31, 2024, none of the proposals have been adopted by the state’s electorate or by the legislature. Should any form of additional gaming be authorized in the Denver metropolitan area, Monarch Black Hawk could be adversely affected.

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

RISING OPERATING COSTS AT OUR GAMING PROPERTIES COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS

The operating expenses associated with our properties could increase due to, among other reasons, the following factors:

●	current broad-based inflation on the economy;
●	supply chain issues and potential tariffs;
●	changes in federal, state or local tax or regulations, including state gaming rules and regulations or gaming taxes, could impose additional restrictions or increase our operating costs;
●	aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base or attract new customers;
●	increases in costs of labor;
●	expenditures for repairs, maintenance, and to replace equipment necessary to operate our business;
●	our reliance on slot play revenues and any additional costs imposed on us from vendors;
●	availability and cost of the products and services we provide our customers, including food, beverages, retail items, entertainment, hotel rooms and spa;
●	availability and costs associated with insurance;
●	price increases for electricity, natural gas and other forms of energy;
●	adverse impacts of outbreaks of infectious diseases on our business, construction projects, financial condition and operating results;
●	actions by government officials at the federal, state and/or local level with respect to steps to be taken, including, without limitation, temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders, in connection with any infectious disease outbreak;
●	our ability to manage guest safety concerns caused by any infectious disease outbreak;

●	our ability to effectively manage and control expenses during temporary or extended shutdown periods;
●	impact of temporary or extended shutdowns on our ability to maintain compliance with the terms and conditions of our credit facilities and other material contracts;
●	construction factors, including delays, disruptions, availability of labor and materials, increased costs of labor and materials, contractor disagreements, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, building permit issues and other regulatory approvals or issues;
●	ongoing disagreements over costs of and responsibility for delays and other construction related matters with our Monarch Black Hawk general contractor, PCL Construction Services, Inc. (“PCL”), including, as previously reported, the litigation against us and liens by such contractor, the court’s decision, issued February 14, 2025, following the trial of the matter in 2023, and our appeal of that decision;
●	affirmative and extensive counterclaims for construction defects, breach of contract, breach of warranty, fraud, fraudulent inducement, negligence and other construction related claims that we have filed against the Monarch Black Hawk contractor, PCL in the above-mentioned litigation in which the parties received the Court’s decision in early 2025 following the trial of the matter in 2023 and the appeal of that decision;
●	our potential need to post bonds or other forms of surety to support our legal remedies, including in connection with the appeal noted above;
●	risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems and delays; shortages of materials or skilled labor; environmental, health and safety issues; weather and other hazards, site access matters, and unanticipated cost increases);
●	our ability to generate sufficient operating cash flow to help finance our expansion plans and subsequent debt reduction;
●	changes in laws mandating increases in minimum wages and employee benefits;
●	changes in laws and regulations permitting expanded and other forms of gaming in our key markets;
●	the effects of local and national economic, credit and capital market conditions on the economy in general and on the gaming industry and our business in particular;
●	the effects of labor shortages on our market position, growth and financial results;
●	the potential of increases in state and federal taxation to address budgetary and other impacts of infectious disease outbreaks;
●	the potential of increased regulatory and other burdens to address the direct and indirect impacts of infectious disease outbreaks; and
●	guest acceptance of our expanded facilities once completed and the resulting impact on our market position, growth and financial results.

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

TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL

Our ability to make payments on and to refinance our indebtedness and to fund future capital expenditures and expansion efforts will depend upon our ability to generate cash. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. On December 31, 2024, the Company entered into the Sixth Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent, where it amended and restated in its entirety the Fifth Amended Credit Facility. Our failure to generate sufficient cash flows from operations or to obtain future borrowings may impact our ability to repay our indebtedness as it matures and to fund our other liquidity needs. In such cases, we may have to adopt alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be affected on satisfactory terms, if at all. . As of December 31, 2025, the Company had no outstanding principal balance under the Amended Credit Facility, a $0.6 million standby letter of credit and $99.4 million remained available for borrowing.

COVENANT RESTRICTIONS UNDER OUR SIXTH AMENDED CREDIT FACILITY MAY LIMIT OUR ABILITY TO OPERATE OUR BUSINESS AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

Our Amended Credit Facility contains covenants that restrict our ability to, among other things, incur additional debt, make distributions, make investments, grant liens on our assets to secure debt, enter into transactions with affiliates and effect mergers or acquisitions. Although the covenants in our Amended Credit Facility are subject to various exceptions, we cannot assure you that these covenants will not adversely affect our ability to finance future operations or capital needs or to engage in other activities that may be in our best interest. In addition, our long-term debt requires us to maintain specified financial ratios and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of the covenants in the agreement governing our Amended Credit Facility could result in a default under such agreement. Our ability to comply with these covenants may be affected by general economic conditions, industry conditions, and other events beyond our control. As a result, we cannot assure you that we will be able to comply with these covenants. If an event of default under the agreement governing our Amended Credit Facility occurs, the lenders thereunder could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. As of December 31, 2025, the Company had no outstanding principal balance under the Amended Credit Facility, a $0.6 million standby letter of credit and $99.4 million remained available for borrowing.

OUR VARIABLE RATE INDEBTEDNESS SUBJECTS US TO INTEREST RATE RISK, WHICH COULD CAUSE OUR DEBT SERVICE OBLIGATIONS TO INCREASE SIGNIFICANTLY

An increase in market interest rates would increase our interest expense arising on our indebtedness. The interest rate under our Amended Credit Facility is SOFR (the Secured Overnight Financing Rate) plus a margin of 1.25% or a base rate plus a margin of 0.25%. The applicable margins will vary depending on the Company’s leverage ratio. As a result, we are exposed to interest rate risk. If interest rates increase, our debt service obligations under the Amended Credit Facility will increase even when the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. As of December 31, 2025, the Company had no outstanding principal balance under the Amended Credit Facility, a $0.6 million standby letter of credit and $99.4 million remained available for borrowing.

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

OUR BUSINESS IS SUBJECT TO RESTRICTIONS AND LIMITATIONS IMPOSED BY GAMING AND OTHER REGULATORY AUTHORITIES THAT COULD ADVERSELY AFFECT US

The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The State of Nevada, the State of Colorado and the applicable local authorities require various licenses, registrations, permits and approvals to be held by us and our subsidiaries. These regulatory requirements are summarized in Part I, Item 1. “Business – Regulation and Licensing.” If we violate gaming laws or regulations, substantial fines could be levied against us, our subsidiaries and the persons involved, and we could be forced to forfeit a portion of our assets. The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines or forfeiture of assets would have a material adverse effect on our business, financial condition and results of operations.

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

CERTAIN OF OUR STOCKHOLDERS OWN LARGE INTERESTS IN OUR CAPITAL STOCK AND MAY SIGNIFICANTLY INFLUENCE OUR AFFAIRS

As of December 31, 2025, John Farahi and Bob Farahi, our officers and directors, together with John’s and Bob’s brother Ben Farahi, beneficially own in the aggregate approximately 35% of our outstanding common stock, inclusive of options held by them which are exercisable within 60 days. As such, members of the Farahi family, if voting together, have the ability to significantly influence our affairs, including the election of the Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of our stockholders, including a merger, consolidation, or sale of assets.

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

OUR CAPITAL EXPENDITURES MAY NOT RESULT IN THE EXPECTED IMPROVEMENTS IN OUR BUSINESS OR FINANCIAL RESULTS

We have expended a significant amount of capital on our multi-phased Monarch Black Hawk Expansion. We continuously invest in the upgrade and maintenance of our facilities to present a fresh, high-quality product to our guests. Our ability to realize the expected returns on these capital investments depends on a number of factors, including, general economic conditions, changes to construction plans and specifications, delays in obtaining or inability to obtain necessary permits, licenses and approvals, disputes with contractors, disruptions to our business caused by construction and other unanticipated circumstances or cost increases.

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

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Maintaining and improving our cybersecurity capabilities is a high priority for our business. The security of our digital assets is essential to safeguarding our critical infrastructure, protecting the confidentiality and integrity of sensitive information, maintaining business continuity, and fostering trust with our stakeholders.

We have designed and assessed our cybersecurity risk management program based on the Center for Internet Security Critical Security Controls guidelines.

We also align our program to meet regulatory requirements, including gaming regulatory requirements, financial reporting requirements and internal controls requirements, among others. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use industry standard frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

 Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. We use an overall risk management process by coordinating with other departments such as human resources, legal, finance, accounting, and business operations.

As part of our cybersecurity risk management program, we regularly perform risk assessments to help identify material cybersecurity risks, including vulnerability analysis, industry-specific risks, and required regulatory adherence. Our strategy seeks to be in line with our business objectives, staying abreast of evolving cyber threats, and complying with regulatory standards. We also use external third-party service providers, where appropriate, to assess, test or otherwise assist us with aspects of our cybersecurity program.

Our cybersecurity risk management program includes (1) a security team led by our Chief Information Officer that is principally responsible for managing our cybersecurity risk assessment processes, our security controls, our response to cybersecurity incidents; (2) a cybersecurity incident response plan that that outlines specific procedures for identifying, containing, and remediating cyber incidents, combined with regular testing of this plan to monitor effectiveness, with adjustments made as necessary; (3) backups of essential data and systems; and (4) a third-party risk management process for service providers, suppliers and vendors.

On the technical front, we deploy a variety of safeguards to protect our systems. These include firewalls, intrusion detection and prevention systems, data encryption, and strict access controls. Regular updates and patches are applied to software and firmware to mitigate known vulnerabilities and strengthen our security posture.

Recognizing the critical role of human factors in cybersecurity, we implement education and awareness programs for our team members. These programs are designed to promote safe online practices and encourage prompt incident reporting. Additionally, we conduct phishing simulations and other exercises to measure and improve our team members' ability to recognize and respond to cyber threats effectively.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incident attempts, which have materially affected us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee of our Board of Directors oversight of cybersecurity and other information technology risks.

The Audit Committee oversees management’s implementation of our cybersecurity risk management program. The Audit Committee typically receives quarterly reports from our Chief Information Officer on our cybersecurity risks and the implementation of our cybersecurity risk management program.

Our Board of Directors’ practice has historically been to sit in on quarterly Audit Committee meetings and thereby receives and can participate in the quarterly presentations on cybersecurity matters from our Chief Information Officer.

Our Chief Information officer is responsible for day-to-day assessment and management of cybersecurity risks and threats through internal assessment tools as well as third-party control tests, and for audits and evaluation against industry standards and regulations. Our Chief Information Officer leads a team with specific assignments in these cybersecurity risk management areas.

Our Chief Information Officer has over twenty-five years leading IT and Cybersecurity teams and continually improve his expertise through cybersecurity classes and collaboration with cybersecurity professionals in hospitality industry.

From time to time, our Chief Information Officer meets with a group of senior management to address certain cybersecurity matters. This group typically includes, the Chief Executive Officer, the Corporate Director of Internal Audit and the Executive Vice President of Finance.

ITEM 2. PROPERTIES

As of December 31, 2025, our properties consist of:

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock trades on The Nasdaq Stock Market under the symbol MCRI.

Stockholders. As of February 18, 2026, there were approximately 57 stockholders of record of our common stock.

Dividends. Prior to December 31, 2022, we have never paid dividends on our common stock. We had used our free cash flow to finance our operating activities, our capital expenditures and to pay down our debt.

On February 7, 2023, our Board of Directors authorized a one-time cash dividend of $5.00 per share of its outstanding common stock, payable on March 15, 2023, to our stockholders of record on March 1, 2023. Our Board of Directors also approved, commencing in the second quarter of 2023, a recurring annual cash dividend of $1.20 per outstanding share of common stock to be paid in quarterly amounts. In 2025 we paid $1.20 per share of its outstanding common stock. See Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 13.

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

STOCK PERFORMANCE GRAPH

The following chart reflects the cumulative total shareholder return (change in stock price plus reinvested dividends) of a $100 investment in our common stock from the five-year period from December 31, 2020 through December 31, 2025, in comparison to the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s 1500 Casinos & Gaming Index. The comparisons are not intended to forecast or be indicative of possible future performance of our common stock.

The following performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into a filing.

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Monarch Casino & Resort, Inc.	100.00	120.79	125.60	112.95	128.88	156.32
S&P 500 Index	100.00	126.89	102.22	126.99	156.59	182.25
S&P 1500 Casinos & Gaming Index	100.00	98.49	77.87	89.52	83.25	89.49

Source: Seeking Alpha

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

The following table presents the number and average price of shares purchased in each fiscal month of the quarter ended December 31, 2025:

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1) (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1, 2025 - October 31, 2025	270,956	$90.31	1,672,480	1,327,520
November 1, 2025 - November 30, 2025	128,102	93.58	1,800,582	1,199,418
December 1, 2025 - December 31, 2025	46,657	97.36	1,847,239	1,152,761
Total	445,715	$91.98	1,847,239	1,152,761

(1)	This amount represents a repurchase pursuant to our Repurchase Plan, see Note 10. Stock Repurchase Plan.
(2)	In the fourth quarter of 2025, under the authority of the Repurchase Plan, the Company purchased 445,715 shares at average price between $89.45 and $99.83 per share on the open market.

In the year ended December 31, 2025, under its existing Repurchase Plan, the Company purchased 797,279 shares of its common stock on the open market for an aggregate purchase cost of $72.2 million. As of December 31, 2025, we have authorization to purchase up to 1,152,761 shares under the Repurchase Plan.

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

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) regarding our expectations and beliefs concerning future expansion and acquisition opportunities; positioning of our properties to benefit from future macro and local economic growth; business prospects; business strategies and outlook; competitive advantages and sources of competition; marketing strategy; approvals and licensing requirements; employee relations; capital requirements; anticipated source of funds and adequacy of such funds to meet our debt obligations and capital requirements; financial condition, legal matters and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-K, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made. Example of forward-looking statements include, among others, statements we make regarding: (i) our belief that we have sufficient liquidity to fund our operations and any remaining renovation projects, litigation costs and ongoing capital expenditures; (ii) our expectation regarding the availability of future acquisition opportunities; (iii) our beliefs regarding the quality of our products and guest services in Reno and Black Hawk; (iv) our expectations regarding our guests' acceptance of the casino, hotel and related amenities at Monarch Casino Resort Spa Black Hawk and Atlantis; (v) our expectations regarding our future position in, and share of, the high-end segment of the market and the quality of service we provide to our guests; (vi) our expectations regarding the litigation and any appeal relating to the construction of the Monarch Black Hawk expansion and related liens recorded by the general contractor and certain subcontractors against the Monarch Black Hawk; (vii) our belief regarding the proximity that the Reno-Sparks Convention Center will have on the Atlantis; (viii) the continuing strength of our balance sheet and our expected free cash flow; (ix) our expectations regarding continuing our dividend payments in the future; (x) our belief regarding the appeal of the locations of our properties to certain segments of our customers; (xi) our expectations regarding broad-based employment growth in the Reno market; and (xii) our beliefs regarding the impact that Monarch Rewards will have on guest loyalty at each of our properties. Actual results and future events and conditions may differ materially from those described in any forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

●	our ability to successfully implement our business and growth strategies;
●	our ability to successfully defend against and remove the liens recorded against the Monarch Black Hawk by the general contractor and certain subcontractors with respect to the expansion and renovation of the property;
●	access to available and reasonable financing on a timely basis;
●	our ability to maintain strong working relationships with our regulators, employees, lenders, suppliers, insurance carriers, customers, and other stakeholders;
●	impact of any uninsured losses;
●	changes in guest visitation or spending patterns due to health or other concerns;

●	construction factors, including delays, disruptions, availability of labor and materials, increased costs of labor and materials, contractor disagreements, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, building permit issues and other regulatory approvals or issues;
●	ongoing disagreements over costs of and responsibility for delays and other construction related matters with our Monarch Black Hawk general contractor, PCL including, as previously reported, the litigation against us by such contractor, the court’s decision, issued February 14, 2025, following the trial of the matter in 2023, and our appeal of that decision;
●	affirmative and extensive counterclaims for construction defects, breach of contract, breach of warranty, fraud, fraudulent inducement, negligence and other construction related claims that we have filed against the Monarch Black Hawk contractor, PCL in the above-mentioned litigation in which litigation the parties recently received the Court’s decision following the trial of the matter in 2023 and appeal of that decision;
●	our potential need to post bonds or other forms of surety to support our legal remedies, including in connection with the potential appeal noted above;
●	risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems and delays; shortages of materials or skilled labor; environmental, health and safety issues; weather and other hazards, site access matters, and unanticipated cost increases);
●	changes in laws mandating increases in minimum wages and employee benefits;
●	changes in laws, rules and regulations permitting expanded and other forms of gaming in our key markets;
●	the effects of labor shortages on our market position, growth and financial results;
●	current broad-based inflation on the economy, including supply and wage inflation;
●	the potential of increased regulatory and other burdens to address the direct and indirect impacts of the spread of infectious diseases;
●	guest acceptance of our expanded facilities at Monarch Black Hawk and the resulting impact on our market position, growth and financial results;
●	competition in our target market areas;
●	our dependence on two resorts;
●	our ability to realize the anticipated benefits of our expansion and renovation projects.
●	our ability to effectively manage expenses to optimize our margins and operating results;
●	risks related to our present indebtedness and future borrowings and our ability to meet our debt obligations and comply with our loan covenants;
●	adverse trends in the gaming industries;
●	changes in patron demographics;
●	general market and economic conditions, including but not limited to, the effects of local and national economic, credit and capital market conditions, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;
●	our ability to generate sufficient operating cash flow to finance our expansion plans and fund working capital;
●	the impact of rising interest rates and our ability to refinance debt as it matures at commercially reasonable rates or at all;
●	disruptions and shortages in the supply chain;
●	ability of large stockholders to influence our affairs;
●	our dependence on key personnel;
●	the availability of adequate levels of insurance;
●	changes in federal, state, and local laws, rules and regulations, including environmental and gaming licenses or legislation and regulations;
●	our ability to comply with existing laws and regulations to which we are subject;
●	our ability to obtain and maintain gaming and other governmental licenses and regulatory approvals;
●	any violations by us of the anti-money laundering laws;

●	cybersecurity risks, including misappropriation of customer information or other breaches of information security;
●	impact of natural disasters, severe weather, terrorist activity and similar events;
●	competitive environment, including increased competition in our target market areas;
●	increases in the effective rate of taxation at any of our properties or at the corporate level;
●	our ability to successfully estimate the impact of accounting, tax and legal matters;
●	risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports;
●	the effects of macro and micro economic conditions on employment growth in the economy in general;
●	the effects of labor shortages on our ability to grow our business and to expand our market share in each of our key markets;
●	our ability to generate sufficient cash flow and manage our expenses to deleverage the Company;
●	the impact of the regional wars and conflicts throughout the world;
●	adverse impacts of an infectious disease outbreak on our business, construction projects, financial condition and operating results;
●	actions by government officials at the federal, state and/or local level with respect to steps to be taken, including, without limitation, temporary or extended shutdowns, travel restrictions, social distancing and shelter-in-place orders, in connection with an infectious disease outbreak;
●	our ability to manage guest safety concerns caused by an infectious disease outbreak; and
●	the impact of tariffs imposed on goods originating from Mexico, Canada, China or other parts of the world.

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

OVERVIEW

Monarch owns and operates the Atlantis Casino Resort Spa, a hotel and casino in Reno, Nevada (the “Atlantis”) and Monarch Casino Resort Spa Black Hawk, a hotel and casino in Black Hawk, Colorado (the “Monarch Black Hawk”). In addition, we own separate parcels of land located next to the Atlantis and a parcel of land with an industrial warehouse located between Denver, Colorado and the Monarch Black Hawk. We also own Chicago Dogs Eatery, Inc. and Monarch Promotional Association, Inc., both of which were formed in relation to licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

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

Monarch Casino Resort Spa Black Hawk: Monarch Black Hawk is the first property encountered by visitors arriving from Denver and other major population centers via Highway 119. The Denver metro economy remains strong with higher than the national average per capita personal income. Monarch Black Hawk has been developed into a world-class resort, is positioned to leverage its expanded operations, and take advantage of the elimination of betting limits several years ago and allowance of new game types in Black Hawk, Colorado, as well as to benefit from the growing state-wide online and retail sports betting. Monarch Black Hawk also is experiencing labor challenges, resulting from the distance to the staffing filter markets of Golden, Colorado and the Denver metro area and low unemployment at those markets. We continue to attract high value players from across Colorado’s Front Range, who had previously tended to travel to other markets, such as Las Vegas, for a high-end casino entertainment experience. We believe that the quality of our expanded product and exceptional guest service will meet the demand of the high-end segment of the market and will grow revenue and accelerate market share.

KEY PERFORMANCE INDICATORS

We use certain Key Performance Indicators (“KPI”) to manage our operation and measure our performance.

Gaming revenue KPI: Our management regularly the volume metrics and hold percentage metrics for each gaming area. The main volume measurements are slot coin-in, table games drop, sportsbook write and keno write. Slot coin-in represents the dollar amount wagered in slot machines, including free promotional wagers. Table games drop represents the total amount of cash and net markers deposited in the table drop box. Keno write and sportsbook write represents the dollar amount wagered at our counters, along with sportsbook write made through our mobile wagering system. Volume metrics are important in managing the business, as our gaming win is affected by actual hold percentage, which in general varies from the expected hold percentage and historical hold percentage. Gaming win represents the amount of wagers retained by us. Hold percentage represents win as a percentage of slot coin-in, table game drop, sportsbook write, or keno write. Our win and hold percentages are calculated before discounts, commissions, deferring revenue associated with our loyalty programs and allocating casino revenues related to goods and services provided to patrons on a complimentary basis.

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

Operating margins: Our management is consistently focused on controlling expenses and finding cost savings, without affecting the quality of the product we offer and the quality of our guests’ services and experience. We measure our performance using expense margin, which is a percentage of direct expenses, including labor, cost of product and any other operating expenses related to the gaming, food and beverage, or hotel operation to the net gaming, food and beverage, or hotel revenues. Selling, general and administrative (“SG&A”) margin represents SG&A expenses for a period as a percentage of total net revenue for a period. In managing the food and beverage operation we use cost of goods sold (“COGS”) percentage, which represents a percentage of product cost to the food and beverage revenue and is a measurement of commodity prices and menu sales prices.

Our management evaluates the KPIs as compared to prior periods, the peer group, or market, as well as for any trends.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Years Ended December 31, 2025 and 2024

For the year ended December 31, 2025, our net income totaled $101.4 million, or $5.43 per diluted share, compared to net income of $72.8 million, or $3.84 per diluted share for the same period of 2024, reflecting a 39.3% increase in net income and 41.4% increase in diluted EPS (“Earnings Per Share”). Net income and diluted EPS for the years ended December 31, 2025 and 2024, were impacted by: (i) $27.6 million, or $1.14 per diluted EPS, of accrued loss relating to the principal judgment on the litigation between the Company and the Monarch Black Hawk’s general contractor, PCL Construction Services, Inc. recorded in 2024; (ii) $2.75 million, or $0.12 per diluted EPS, from accrued interest expense relating to the principal judgment on the litigation between the Company and Monarch Black Hawk’s general contractor, PCL Construction Services, Inc., recorded in 2025; (iii) $1.6 million, or $0.07 per diluted EPS, from higher legal and consulting costs relating to the same litigation and the Company’s ongoing appeal of the related judgment; and (iv) $3.9 million, or $0.17 per diluted EPS, from accrual for other litigation expenses. Net revenue for the years ended December 31, 2025 and 2024 were $545.1 million and $522.2 million, respectively, reflecting an increase of $22.9 million, or 4.4%.

Casino revenue increased 6.8% in the year ended December 31, 2025, compared to the same period of 2024. Casino operating expense as a percentage of casino revenue decreased to 36.2% for the year ended December 31, 2025, compared to 37.2% for the same period in 2024, primarily due to increase in gaming revenue resulted from increase in market share at both locations and decreases in labor expense.

Food and beverage revenue increased 2.1% in the year ended December 31, 2025 over the same period in 2024, due to a 3.8% increase in average revenue per cover partially offset by a 1.6% decrease in covers. Food and beverage operating expense as a percentage of food and beverage revenue in the year ended December 31, 2025 was 71.0% compared to 73.7% for the same period in 2024. Food and beverage operating expense as a percentage of food and beverage revenue decreased as a result of decrease in labor expense and cost of goods sold.

Hotel revenue decreased 0.2% in the year ended December 31, 2025 over the same period in 2024 due to a decrease in hotel occupancy to 81.6% in the year ended December 31, 2025 from 82.8% for the same period in 2024. The decrease in occupancy is primarily result of low mid-week occupancy, as the competitors are offering very low daily rates. ADR increased to $188.13 for the year ended December 31, 2025 from $183.80 for the year ended December 31, 2024. RevPAR was $164.72 in the year ended December 31, 2025 and $164.80 for the same period in 2024. Hotel operating expense as a percent of the hotel revenue for the year ended December 31, 2025 was 34.6% compared to 34.3% for the same period in 2024. The increase in the hotel expense margin was primarily due to the increase in hotel operating supplies expense.

Other revenue increased 1.6% in the year ended December 31, 2025 compared to the same period in 2024 driven primarily by increases in spa and commission revenues.

SG&A expense increased to $109.4 million in the year ended December 31, 2025 from $108.3 million in the same period of 2024 due to: i) a $1.2 million increase in repairs and maintenance expense; ii) a $0.7 million increase in property taxes, offset by iii) a $0.5 million decrease in salaries, wages, employee benefits and other employee related expenses; and iv) a $0.3 million decrease in utility expense. As a percentage of net revenue, SG&A expense decreased to 20.1% in the year ended December 31, 2025 from 20.7% in the corresponding prior year period of 2024.

Depreciation and amortization expense increased to $54.0 million for the year ended December 31, 2025, as compared to $51.4 million for the same period in 2024 primarily due to the addition of assets related to the redesign and upgrade of the hotel rooms at Atlantis, as well as ongoing maintenance capital expenditures at both properties.

During the year ended December 31, 2025, we recognized, $2.7 million in accrued interest expense relating to the principal judgment on the litigation between the Company and Monarch Black Hawk’s general contractor, PCL Construction Services, Inc., $2.4 million in professional service fees relating to appeal of the principal judgment on the same litigation, $3.9 million in joint stipulation of settlement filed with court in a class action case in which the Company is a defendant $0.1 million in lobbying and other expense to oppose the expansion of iGaming, and $0.1 million in loss on disposal of assets. During the year ended December 31, 2024, we recognized $27.6 million loss relating to the principal judgment on the litigation between the Company and Monarch Black Hawk’s general contractor, PCL Construction Services, Inc., $0.8 million in professional service fees relating to the same litigation, and $0.2 million in loss on disposal of assets.

During the year ended December 31, 2025, we had no borrowings under the credit facility. During the year ended December 31, 2024, we decreased the outstanding principal balance under our Amended Credit Facility by $5.5 million to no balance outstanding as of December 31, 2024. During 2025, we recognized $1.9 million in interest income. During 2024, we recognized $0.1 million in interest expense, net of interest income. See further discussion of our Amended Credit Facility in the Liquidity And Capital Recourses section below.

Comparison of Operating Results for the Years Ended December 31, 2024 and 2023

Refer to ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continuously upgrade and maintain our facilities in order to present a fresh, high-quality product to our guests. Capital expenditures during the years ended December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Atlantis	$32,761	$38,091
Monarch Black Hawk	4,455	5,806
	$37,216	$43,897

During the years ended December 31, 2025 and 2024, capital expenditures related primarily to the redesign and upgrade of all hotel rooms at Atlantis, properties maintenance capital expenditures and the acquisition of gaming equipment at both of our properties.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facility.

Operating Activities

For the year ended December 31, 2025, net cash provided by operating activities totaled $164.7 million, an increase of $24.0 million, or 17.1%, compared to the same period of the prior year. This increase was primarily due to an increase in revenue and an increase in interest income, net of interest expense, partially offset by an increase in operating expenses.

Investing Activities

Net cash used in investing activities totaled $37.2 million and $43.8 million in the years ended December 31, 2025 and 2024, respectively. Net cash used in investing activities during the years ended December 31, 2025 and 2024 consisted primarily of cash used for hotel rooms redesign and upgrade project at Atlantis, properties maintenance capital expenditures and for the acquisition of gaming and other equipment at both properties.

Financing Activities

Net cash used in financing activities of $89.9 million in the year ended December 31, 2025 represented $72.7 million used for the repurchase of Company common stock under the Repurchase Plan and $21.9 million used for payment of dividends, offset by $4.7 million of proceeds from stock options exercise, net of payroll taxes from net exercises. Net cash used in financing activities of $81.5 million in the year ended December 31, 2024 represented $60.0 million used for the repurchase of Company common stock under the Repurchase Plan, $22.2 million used for payment of dividends, and $5.5 million principal payments under the Amended Credit Facility, offset by $6.2 million of proceeds from stock options exercise, net of payroll taxes from net exercises.

We expect that the Company’s cash position in the next quarters may be negatively impacted by the outstanding payments related to the Monarch Black Hawk Expansion project litigation and the judgment of $74.6 million issued February 14, 2025, which are included in Current Liabilities on the balance sheet as of December 31, 2025 and December 31,2024.

Purchase obligations of materials and supplies used in the normal operation of our business represent approximately $19.2 million as of December 31, 2025 and all are cancelable by us upon providing a 30-day notice.

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

In addition to other customary covenants for a facility of this nature, as of December 31, 2025, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 1.5:1.0 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1.0. As of December 31, 2025, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio associated with the Prior Facility was 0.0:1.0 and 149.7:1.0.

On February 24, 2025, Wells Fargo Bank agreed to waive its right to declaring an event of default under the Amended Credit Facility arising out of the February 14, 2025 judgment on the litigation between Monarch and PCL, so long as we strictly comply with each and every other provision of the Credit Facility. We believe that we are in full compliance.

As of December 31, 2025, the Company had no outstanding principal balance under the Amended Credit Facility, a $0.6 million standby letter of credit and $99.4 million remained available for borrowing.

We believe that the available cash in bank, expected cash flows from operating activities and the $99.4 million available under our Amended Credit Facility as of December 31, 2025 will be sufficient to support our current operations, meet our debt obligations and fulfill our capital expenditure plans for the twelve months from the filing of Form 10-K for the year ended December 31, 2025; however, we are surrounded by uncertainty about financial, economic, competitive, regulatory, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed the Company’s available cash and borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, or issuing additional equity.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Our current primary market risk exposure is interest rate risk relating to the short-term floating interest rates on borrowings under our credit facility. As of December 31, 2025, we had no outstanding debt under our Amended Credit Facility which bears interest at variable rates. As of December 31, 2025, we have $99.4 million of available borrowing capacity under our Amended Credit Facility.

We do not have any cash or cash equivalents as of December 31, 2025 which are subject to market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Monarch Casino & Resort, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monarch Casino & Resort, Inc and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Commitment and Contingencies - Legal Dispute – Refer to Note 11 of the financial statements

Critical Audit Matter Description

As a result of litigation between PCL Construction Services, Inc. (“PCL”) and Monarch Casino & Resort, Inc. (“Monarch”) surrounding breach of contract, breach of implied warranty, and breach of the duty of good faith and fair dealing, the Company is required to evaluate its exposure to potential loss contingencies arising from such litigation and estimated liability, inclusive of the judgment rendered in February 2025 and subsequent rulings, as well as related interest requiring accrual, which represents the Company’s best estimate of probable losses associated with the litigation as of December 31, 2025.

We identified the loss contingency estimate of $77 million, and the related disclosures as a critical audit matter because of the significant judgments made by management to determine the estimate of the probable loss and the classification of such costs as of December 31, 2025. Auditing the reasonableness of management's judgments, estimates and disclosures related to such loss contingencies required the application of a high degree of auditor judgment and extensive effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s PCL Construction Services, Inc legal matter included the following, among others:

●	We tested the effectiveness of the Company’s internal controls over management’s review and assessment of the litigation, recording of any related accruals and adjustments, and the evaluation of the appropriateness of legal contingency disclosures in the financial statements.
●	We read the Findings of Fact, Conclusions of Law, and Order of Judgment from February 2025, any applicable appeals related to the case filed by the Company’s external counsel, and additional rulings subsequently rendered. Additionally, we obtained and read written correspondence from the Company’s external and internal legal counsel.
●	We inquired of management and the Company’s in-house general counsel regarding the details of the agreements and judgments and evaluated whether the information therein was consistent with the information obtained through our procedures.
●	We evaluated management's assessment and conclusion with regards to the accounting treatment and calculation of the loss contingency.
●	We evaluated whether the Company’s disclosures were appropriate and consistent with the information obtained in our procedures.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

February 23, 2026

We have served as the Company's auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Monarch Casino & Resort, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 2023 of Monarch Casino & Resort, Inc. and subsidiaries (the “Company”), and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2003 to 2024.

Las Vegas, Nevada

February 28, 2024

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except shares and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Casino	$313,819	$293,813	$282,292
Food and beverage	130,202	127,474	126,628
Hotel	76,176	76,357	70,986
Other	24,928	24,542	21,572
Net revenues	545,125	522,186	501,478

Operating expenses
Casino	113,745	109,172	102,771
Food and beverage	92,490	93,916	91,629
Hotel	26,394	26,221	26,434
Other	12,443	12,061	11,469
Selling, general and administrative	109,376	108,286	105,819
Depreciation and amortization	54,022	51,359	47,294
Other operating items, net	9,160	28,668	5,910
Total operating expenses	417,630	429,683	391,326
Income from operations	127,495	92,503	110,152

Other income (expense)
Interest income (expense), net	1,937	(104)	(1,625)

Income before income taxes	129,432	92,399	108,527
Provision for income taxes	(28,040)	(19,630)	(26,079)
Net income	$101,392	$72,769	$82,448

Earnings per share of common stock
Net income
Basic	$5.55	$3.91	$4.28
Diluted	$5.43	$3.84	$4.20

Weighted average number of common shares and potential common shares outstanding
Basic	18,282	18,611	19,244
Diluted	18,660	18,971	19,618

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$96,468	$58,760
Receivables, net of provision for credit losses	11,067	10,257
Income taxes receivable	3,013	1,523
Inventories	9,089	9,296
Prepaid expenses and other	9,616	10,586
Total current assets	129,253	90,422
Property and equipment, net	556,668	575,287
Goodwill	25,111	25,111
Intangible and other assets, net	1,817	763
Total assets	$712,849	$691,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	44,924	41,243
Construction accounts payable	50,209	51,101
Accrued expenses	54,049	53,198
Short-term lease liability	1,019	921
Total current liabilities	150,201	146,463
Deferred income taxes	11,626	13,348
Long-term lease liability	12,279	13,143
Other long-term liability	1,073	881
Total liabilities	175,179	173,835
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,544,290 shares issued and 17,819,020 outstanding at December 31, 2025; 19,364,531 shares issued and 18,436,540 outstanding at December 31, 2024	195	193
Additional paid-in capital	76,038	62,891
Treasury stock, 1,725,270 shares at December 31, 2025 and 927,991 shares at December 31, 2024	(136,411)	(63,686)
Retained earnings	597,848	518,350
Total stockholders’ equity	537,670	517,748
Total liabilities and stockholders’ equity	$712,849	$691,583

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, December 31, 2022	19,093,676	$191	$40,716	$498,217	$(170)	$538,954
Exercise of stock options, net	76,459	—	358	—	1,130	1,488
Restricted stock granted	5,865	—	271	—	350	621
Stock-based compensation expense	—	—	7,476	—	—	7,476
Purchase of company common stock	(84,503)	—	—	—	(5,028)	(5,028)
Dividend payment	—	—	—	(112,819)	—	(112,819)
Net income	—	—	—	82,448	—	82,448
Balance, December 31, 2023	19,091,497	$191	$48,821	$467,846	$(3,718)	$513,140
Exercise of stock options, net	210,500	2	6,206	—	—	6,208
Stock-based compensation expense	—	—	7,864	—	—	7,864
Purchase of company common stock	(865,457)	—	—	—	(59,968)	(59,968)
Dividend payment	—	—	—	(22,265)	—	(22,265)
Net income	—	—	—	72,769	—	72,769
Balance, December 31, 2024	18,436,540	$193	$62,891	$518,350	$(63,686)	$517,748
Exercise of stock options, net	179,759	2	4,751	—	—	4,753
Stock-based compensation expense	—	—	8,396	—	—	8,396
Purchase of company common stock	(797,279)	—	—	—	(72,725)	(72,725)
Dividend payment	—	—	—	(21,894)	—	(21,894)
Net income	—	—	—	101,392	—	101,392
Balance, December 31, 2025	17,819,020	$195	$76,038	$597,848	$(136,411)	$537,670

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$101,392	$72,769	82,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,022	51,359	47,294
Amortization of deferred loan costs	162	(418)	307
Stock-based compensation - stock options	8,396	7,864	7,112
Stock-based compensation - restricted stock	—	—	364
Provision for bad debts	184	234	194
Loss on disposition of assets	115	249	159
Non-cash operating lease expense	(466)	24	39
Deferred income taxes	(1,722)	(9,736)	68
Changes in operating assets and liabilities:
Receivables	(994)	1,499	(2,618)
Income taxes receivable	(857)	(517)	23,983
Inventories	207	(1,682)	(56)
Prepaid expenses and other	(222)	409	(2,458)
Accounts payable	3,681	18,151	8,674
Accrued expenses	851	506	7,536
Net cash provided by operating activities	164,749	140,711	173,046
Cash flows from investing activities:
Proceeds from sale of assets	41	110	170
Change in construction accounts payable	(892)	3,535	(2,391)
Acquisition of property and equipment	(36,324)	(47,432)	(49,005)
Net cash used in investing activities	(37,175)	(43,787)	(51,226)
Cash flows from financing activities:
Payroll taxes from net exercise of stock options	(2,303)	(2,013)	(464)
Proceeds from exercise of stock options	7,056	8,221	2,573
Line-of-credit borrowings	—	45,500	71,500
Line-of-credit payments	—	(51,000)	(66,000)
Principal payments on long-term debt	—	—	(7,000)
Payment of dividends	(21,894)	(22,265)	(112,819)
Purchase of company common stock	(72,725)	(59,968)	(5,028)
Net cash used in financing activities	(89,866)	(81,525)	(117,238)

Change in cash and cash equivalents	37,708	15,399	4,582
Cash and cash equivalents at beginning of period	58,760	43,361	38,779
Cash and cash equivalents at end of period	$96,468	$58,760	$43,361

Supplemental disclosure of cash flow information:
Cash paid for interest	$249	$986	$1,968
Cash paid for federal income tax	$27,650	$26,685	$22,980
Cash paid for Colorado income tax	$2,860	$3,075	$2,646
Cash received - income taxes refunds	$—	$—	$23,758

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Monarch was incorporated in 1993. Through its wholly-owned subsidiary, Golden Road Motor Inn, Inc. (“Golden Road”), Monarch owns and operates the Atlantis. In addition, Monarch’s wholly owned subsidiaries, High Desert Sunshine, Inc. (“High Desert”), Golden East, Inc. (“Golden East”) and Golden North, Inc. (“Golden North”), each owns separate parcels of land located proximate to the Atlantis. Monarch’s wholly owned subsidiary Monarch Growth Inc. (“Monarch Growth”), formed in 2011, owns and operates the Monarch Black Hawk. In addition, we own separate parcels of land located next to the Atlantis and a parcel of land with an industrial warehouse located between Denver, Colorado and Monarch Black Hawk. We also own Chicago Dogs Eatery, Inc. and Monarch Promotional Association Inc., both of which were formed in relation to licensure requirements for extended hours of liquor operation in Black Hawk, Colorado.

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

Unless otherwise indicated, “Monarch,” “Company,” “we,” “our,” and “us,” refer to Monarch Casino & Resort, Inc. and its subsidiaries.

Use of Estimates

In preparing financial statements in conformity with U.S. Generally Accepted Accounting Principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the year. Some of those estimates are estimate for income tax expense, allowance for doubtful accounts, stock based compensation expense, self-insurance reserve. Actual results could differ from those estimates.

Segment Reporting

The accounting guidance for disclosures about segments of an enterprise and related information requires separate financial information to be disclosed for all reporting segments of a business. The Company determined that the Company’s two operating segments, Atlantis and Monarch Black Hawk, meet all of the aggregation criteria stipulated by ASC (“Accounting Standards Codification”) 280-10-50-11. The Company views each property as an operating segment and the two operating segments have been aggregated into one reporting segment.

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

	Year Ended December 31,
	2025	2024	2023
Net revenues	$545,125	$522,186	$501,478
Operating Expenses
Labor expense	156,823	158,904	153,705
Cost of sales	44,905	44,866	42,041
Tax and license expense [a]	80,865	76,518	73,288
Other operating expense [b]	71,855	69,368	69,088
Depreciation and amortization	54,022	51,359	47,294
Other operating items, net [c]	9,160	28,668	5,910
Interest (income) expense, net	(1,937)	104	1,625
Income tax expense	28,040	19,630	26,079
Total expenses	$443,733	$449,417	$419,030

Net income	$101,392	$72,769	$82,448

       [a]   Tax and license includes gaming taxes and licenses, commerce taxes, use taxes and property taxes.

[b]   Other operating expenses includes expenses for casino, food and beverage, hotel, other, selling general and administrative expenses excluding payroll and payroll related, cost of sales, tax and license.

[c]    Other operating items, net includes construction litigation expenses, insurance claims proceeds, net, and (gain) loss on disposition of assets.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank, as well as money market funds with an original maturity of 90 days or less.

Inventories

Inventories, consisting primarily of food, beverages, and retail merchandise, are stated at the lower of cost and net realizable value. Cost is determined by the weighted average and specific identification methods. Net realizable value is defined by the Financial Accounting Standards Board (“FASB”) as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Physical inventory are periodically taken and the records are adjusted to the physical counts. Items that are not useful due to spoilage or damage, are written off at the time spoilage or damage is observed.

Property and Equipment

Property and Equipment, net consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Land	$34,688	$34,688
Land improvements	11,636	11,263
Buildings	474,462	474,469
Building improvements	141,919	122,059
Furniture and equipment	267,924	251,605
Construction in progress	11,526	17,722
Right of use assets	13,255	13,995
Leasehold improvements	4,498	4,498
Property and equipment	959,908	930,299
Less accumulated depreciation and amortization	(403,240)	(355,012)
Property and equipment, net	$556,668	$575,287

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment is depreciated principally on a straight-line basis over the estimated useful lives. Estimated property and equipment lives are primarily based on expected physical wear and tear, expected technological obsolescence, legal or contractual limits, company’s historical experience and industry’s best practices and is as follows:

Land improvements	15	-	40	years
Buildings	30	-	40	years
Building improvements	5	-	40	years
Leasehold improvements	5	-	40	years
Furniture	5	-	10	years
Equipment	3	-	20	years

The Company recorded $54.1 million, $51.4 million and $47.3 million depreciation expense for the years ended December 31, 2025, 2024 and 2023, respectively.

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

For assets to be held and used, the Company reviews fixed assets for impairment indicators at the end of the fiscal year and whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparable, when available. For the years ended December 31, 2025, 2024 and 2023, there were no impairment charges.

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

Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations in April 2012. As of December 31, 2025, we had goodwill totaling $25.1 million related to the purchase of Monarch Black Hawk.

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

Players’ Club Program: The Company operates a players’ club program under which, as players perform gaming activities they earn and accumulate points, which may be redeemed for a variety of goods and services. Given the significance of the players’ club program and the ability for members to bank such points based on their past play, the Company has determined that players’ club program points granted in conjunction with gaming activity constitute a material right and, as such, represent a performance obligation associated with the gaming contracts. At the time points are earned, the Company recognizes deferred revenue at the standalone selling prices (“SSP”) of the goods and services that the points are expected to be redeemed for, with a corresponding decrease in gaming revenue. The points estimated SSP is computed as the cash redemption value of the points expected to be redeemed, which is determined through an analysis of all redemption activity over the preceding twelve-month period.

As of December 31, 2025, and 2024, the Company had estimated the obligations related to the players’ club program at $7.5 million and $8.1 million, respectively, which is included in Accrued Expenses in the Liabilities and Stockholders’ Equity section in the Consolidated Balance Sheets.

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

The following table summarizes the activity related to contract and contract-related liabilities as of December 31, 2025 and 2024 compared to December 31, 2024 and 2023, respectively:

	December 31,	December 31,	Increase (Decrease)	December 31,	December 31,	Increase (Decrease)
	2025	2024		2024	2023
Contractual Liability
Players Club Liability	$7,543	$8,097	$(554)	$8,097	$8,849	$(752)
Outstanding Chip Liability	1,945	2,298	(353)	2,298	2,382	(84)
Customer Advances and Other	7,345	6,378	967	6,378	6,232	146
Total Contractual Liability	$16,833	$16,773	$60	$16,773	$17,463	$(690)

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

Gaming Taxes

The Company is subject to taxes based on gross gaming revenue in the jurisdictions in which it operates, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on the Company’s gaming revenue and are recorded as casino expense in the accompanying Consolidated Statements of Income. These taxes totaled $70.4 million, $66.7 million and $62.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expense, which is included in selling, general and administrative expense in the accompanying Consolidated Statements of Income, was $ 9.5 million, $9.4 million and $9.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Other Operating items, net

Other operating items, net, in general consist of miscellaneous operating charges. For the year ended December 31, 2025, Other operating items, net was $9.2 million and included: $2.7 million in accrued interest expense relating to the principal judgment on the litigation between the Company and Monarch Black Hawk’s general contractor, PCL Construction Services, Inc.; $2.4 million in professional service fees relating to appeal of the principal judgment on the same litigation; $3.9 million in joint stipulation of settlement filed with court in a class action case in which the Company is a defendant; $0.1 million in lobbying and other expense to oppose the expansion of iGaming; and $0.1 million in loss on disposal of assets. For the year ended December 31, 2024, Other operating items, net was $28.7 million and included: $27.6 million loss relating to the principal judgment on the litigation between the Company and Monarch Black Hawk’s general contractor, PCL Construction Services, Inc; $0.8 million in professional service fees relating to the same litigation; and $0.3 million in loss on disposal of assets. For the year ended December 31, 2023, Other operating items, net, was $5.9 million and included: $6.9 million in professional service fees relating to our construction litigation; and $0.2 million in loss on disposal of assets, offset by $1.2 million net proceeds from a sale of a COVID closure related insurance claim.

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

Under the accounting guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the authoritative guidance requiring that compensation cost relating to stock-based payment transactions be recognized in the Company’s Consolidated Statements of Income. The cost is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company’s stock on the grant date for restricted stock awards. The cost is recognized as an expense over the employee’s requisite service period (the vesting period of the equity award). The Company’s stock-based employee compensation plan is more fully discussed in Note 9. Stock-Based Compensation.

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

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations (in thousands, except per share data):

	Years ended December 31,
	2025		2024		2023
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount

Basic	18,282	$5.55	18,611	$3.91	19,244	$4.28
Effect of dilutive stock options	378	(0.12)	360	(0.07)	374	(0.08)
Diluted	18,660	$5.43	18,971	$3.84	19,618	$4.20

The following table represents weighted average number of shares that are antidilutive because the weighted average assumed proceeds per share are greater than the options’ exercise prices:

	Years ended December 31,
	2025			2024			2023
Weighted Average Options to purchase shares of common shares	503,870			859,450			665,019
Weighted Average Proceeds per Share	$91.70	-	$140.97	$73.26	-	$120.18	$69.40	-	$115.32
Expiration dates (month/year)	3/2032-12/2035			6/2031-12/2034			03/2031-12/2033

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

As of the end of each of the years ending December 31, 2025, and 2024, the Company has recorded a reserve of $0.1 million and $0.2 million, respectively, for gaming and non-gaming receivables.

The Company believes it is not exposed to any significant credit risk on cash and accounts receivable.

Impact of Recently Issued Accounting Standards

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) the new guidance amends the existing standard to remove references to various stages of a software development project to better align with current software development methods such as agile programming. The types of costs required to be capitalized has not significantly changed. In addition, the new standard requires the capitalization of costs when (1) management has authorized and committed to funding the project and (2) it is probable that the project will be completed and the software will be used to perform its intended function. The ASU is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets which provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The practical expedient allows an entity to assume that, when estimating expected credit losses, current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The accounting policy election permits nonpublic entities that elect the practical expedient to also consider collection activity occurring after the balance sheet date when estimating expected credit losses. The standard is effective for fiscal years beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted. The Company will adopt the ASU for its fiscal year beginning January 1, 2026, it is not expected to have a material impact on the financial condition, results of operations, or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires business entities to expand their annual disclosures of the effective rate reconciliation and income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024. The adoption of this ASU only impacted our disclosures. See Note 7. Taxes.

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

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 31,
	2025	2024
Casino	$7,735	$7,048
Hotel	800	712
Other	2,616	2,655
Total account receivable	11,151	10,415
Less: Provision for credit losses	(84)	(158)
Total account receivable, net	$11,067	$10,257

The Company calculates credit loss reserves to the accounts receivable balance by applying a percentage, estimated by management based on historical aging experience, current economic conditions and management’s expectations of future economic conditions. The Company recorded bad debt expense of $184 thousand, $234 thousand and $194 thousand in 2025, 2024 and 2023, respectively.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $25.1 million at December 31, 2025 and 2024. The Company’s goodwill is related to the acquisition of the Monarch Black Hawk in 2012. There are no accumulated impairment losses or any other adjustments to the goodwill as defined in ASC 350-20-50-1.

The Company’s finite-lived intangible assets at December 31, 2025 consist of assets related to a cloud computing arrangement related to a hotel management system that is being amortized over 5 years and other software contracts covering more than one year.

Estimated amortization expenses for the 5 years ending December 31, 2030 are as follows (in thousands):

Year	Expense
2026	$94
2027	313
2028	127
2029	128
2030	18
Total	$680

The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

NOTE 4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Accrued salaries, wages and related benefits	$14,907	$14,877
Progressive slot machine and other gaming accruals	22,878	22,498
Accrued gaming taxes	7,412	7,180
Other accrued liabilities	8,852	8,643
Total accrued expenses	$54,049	$53,198

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

As of December 31, 2025, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (both as defined and discussed in Note 12. Related Party Transactions), as well as certain billboard leases.

The table below presents information related to the lease costs for operating leases during 2025, 2024 and 2023 (in thousands):

	Year ended December 31,
	2025	2024	2023
Short-term lease costs	$167	$—	$297
Long-term lease costs	1,579	1,559	1,546
Total lease costs	$1,746	$1,559	$1,843

When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of its leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. Upon adoption of the new lease standard, incremental borrowing rates used for existing leases were established using the rates in effect as of the lease inception or modification date. The weighted-average incremental borrowing rate of the leases presented in the lease liability as of December 31, 2025 and 2024 was 4.35% and 4.34%, respectively.

The weighted-average remaining lease term of the leases presented in the lease liability as of December 31, 2025 and 2024 was 15.7 years and 16.5 years, respectively.

Following is the undiscounted cash flow for the next five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet (in thousands):

Operating
Leases
Year ending December 31,
2026	$1,571
2027	1,403
2028	1,408
2029	1,380
2030	1,072
Thereafter	11,580
Total minimum lease payments	18,414
Less: amount of lease payment representing interest	(5,116)
Present value of future minimum payments	13,298
Less: current obligations under leases	(1,019)
Long-term lease obligations	$12,279

Cash paid related to the operating leases presented in the lease liability for the twelve months ended December 31, 2025, 2024 and 2023 were $ 1.6 million, $1.5 million and $1.5 million, respectively.

In addition, we lease gaming equipment and paid $3.4 million, $2.9 million and $2.7 million in the years ended December 31, 2025, 2024 and 2023, respectively. The lease cost is included in the casino operating expenses.

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

In addition to other customary covenants for a facility of this nature, as of December 31, 2025, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 1.5:1.0 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1.0. As of December 31, 2025, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio associated with the credit facility was 0.0:1.0 and 149.7:1.0.

On February 24, 2025, Wells Fargo Bank agreed to waive its right to declaring an event of default under the Amended Credit Facility arising out of the Judgment (as defined in NOTE 11. COMITMENT AND CONTINGENCIES), so long as we strictly comply with each and every other provision of the Credit Facility. We believe that we are in full compliance.

As of December 31, 2025, the Company had no outstanding principal balance under the Amended Credit Facility, a $0.6 million standby letter of credit and $99.4 million remained available for borrowing.

NOTE 7. INCOME TAXES

In December 2023, the Financial Accounting Standards Board issued updated accounting guidance, ASU 2023-09, on disclosure for income taxes which the Company adopted prospectively as of January 1, 2025. Foreign pretax income, income tax expense, and income taxes paid were immaterial for all periods presented. As a result, foreign amounts have not been separately disaggregated. All pretax income was related to domestic, continuing operations for all periods presented.

The Company’s income tax provision (benefit) consists of the following (in thousands):

	Years ended December 31,
	2025	2024	2023
Federal	$26,840	$26,441	$23,312
State	2,922	2,925	2,699
Current tax provision	29,762	29,366	26,011
Federal	(1,520)	(8,737)	(21)
State	(202)	(999)	89
Deferred tax provision	(1,722)	(9,736)	68
Total tax provision	$28,040	$19,630	$26,079

In conformity with the ASC Topic 718, Compensation-Stock Compensation: Improvements to Employee Share-based Payment Accounting (ASU 2016-09), all excess tax benefits and deficiencies are recognized as income tax expense (income tax benefit) in the Company’s Consolidated Statement of Income. This may result in increased volatility in the Company’s effective tax rate.

The Company adopted ASU 2023-09 for the year ended December 31, 2025 and applied the new disclosure requirements prospectively to the current annual period.

The income tax provision differs from that computed at the federal statutory rate. A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate for the year ended December 31, 2025 was as follows (in thousands, except percentages):

	Years ended December 31,
	2025
	%	$
Federal tax at the statutory rate	21.00%	27,181
Colorado state tax (net of federal benefit)	1.66%	2,150
Permanent items	0.98%	1,264
Tax credits	(0.37)%	(473)
Excess tax benefits on stock-based compensation	(1.66)%	(2,154)
Change in unrecognized tax benefits	0.08%	101
Other	(0.03)%	(29)
Effective tax rate	21.66%	28,040

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate was as follows:

	Years ended December 31,
	2024	2023
	%	%
Federal tax at the statutory rate	21.00%	21.00%
State tax (net of federal benefit)	1.75%	1.96%
Permanent items	0.36%	1.85%
Tax credits	(0.39)%	(0.35)%
Excess tax benefits on stock-based compensation	(1.42)%	(0.41)%
Change in tax rate and apportionment	(0.01)%	0.02%
Other	(0.05)%	(0.04)%
Effective tax rate	21.24%	24.03%

The effective tax rate varies year-over-year primarily based on the amount of the excess tax benefit on stock compensation. In 2025, 2024 and 2023, the Company recorded against the tax expense $2.2 million, $1.3 million and $0.4 million tax benefit for employee stock-based compensation, respectively.

In 2025, the effective tax rate is greater than the federal statutory tax rate of 21% primarily as a result of state tax and permanent items of $2.1 million and $1.3 million, respectively, offset by the excess tax benefits on stock compensation of $2.2 million. In 2024, the effective tax rate is greater than the federal statutory tax rate of 21% primarily as a result of state tax of $1.6 million, offset by the excess tax benefits on stock compensation of $1.3 million. In 2023, the effective tax rate is greater than the federal statutory tax rate of 21% primarily as a result of state tax and permanent items of $2.1 million and $2.0 million, respectively.

The components of the deferred income tax assets and liabilities at December 31, 2025 and 2024, as presented in the consolidated balance sheets, are as follows (in thousands):

	2025	2024
DEFERRED TAX ASSETS
Stock-based compensation	$4,382	$3,806
Compensation and benefits	815	822
Accrued expenses	8,883	7,575
Right of use lease liability	3,096	3,299
Federal deduction on state taxes	176	221
Bad debt reserves	15	35
Other reserves	97	94
NOLs & credit carry-forwards	375	442
Litigation related liability	5,006	—
Other	14	—
Deferred income tax asset	$22,859	$16,294
DEFERRED TAX LIABILITIES
Prepaid expenses	$(1,752)	$(1,897)
Fixed assets and depreciation	(29,457)	(24,349)
Right of use asset	(3,086)	(3,283)
Base stock	(190)	(113)
Deferred income tax liability	$(34,485)	$(29,642)

NET DEFERRED INCOME TAX LIABILITY	$(11,626)	$(13,348)

As of December 31, 2025, the Company has state net operating loss (“NOL”) carryforwards of $8.4 million. The Company has utilized all federal NOL carryforwards. The state NOL carryforwards expire in 2030 through 2040.

The state NOL of $8.4 million, acquired as part of the Monarch Black Hawk acquisition, is subject to Internal Revenue Code change of ownership limitations. Accordingly, future utilization of the carryforwards is subject to an annual base limitation of $1.25 million that can be applied against future taxable income.

The Company acquired NOLs of Monarch Black Hawk generated in tax years 2000 through 2012. The statute of limitation for assessment for these NOL years is determined by reference to the year the NOL is used to reduce taxable income. Consequently, the separate returns that included Monarch Black Hawk for 2008 through 2012 remain subject to examination by taxing authorities. The Company’s income tax returns from 2022 forward are subject to examination by the taxing authorities.

ASC 740 require that tax positions be assessed for recognition using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions (UTP) must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts. The Company’s policy regarding interest and penalties associated with uncertain tax positions is to classify such amounts as income tax expense.

As of December 31, 2025, we recognized an uncertain tax position, inclusive of accrued interest, of $739 thousand and is included in other long-term liabilities. The total amount of the unrecognized tax benefits that, if recognized, would affect the effective tax rate is $10 thousand. The uncertain tax position results from depreciation taken on property and equipment relating to the ongoing litigation with PCL Construction Services, Inc.

No uncertain tax positions were recorded as of December 31, 2024 and 2023.

The following table summarizes the activity related to our uncertain tax position:

Years ended December 31,
2025
Balance as of January 1, 2025	$—
Increases related to current year tax positions	125,719
Increases related to prior year tax positions	507,584
Decreases related to settlements with taxing authorities	—
Decreases related to lapse of statute	—
Balance as of December 31, 2025	$633,303

Interest & penalties recognized for UTP during the year	$105,484
Total Interest & penalties accrued for UTP	$105,484

On July 4, 2025, H.R. 1, commonly known as the One Big, Beautiful Bill Act (the “OBBBA”), was enacted. The OBBBA contains significant changes to corporate taxation, including accelerated deductions for capital spending, expensing of research and development costs and increased deductibility of interest expense. The enactment of the OBBBA did not materially impact our 2025 financial statements.

NOTE 8. BENEFIT PLANS

Effective November 1, 1995, the Company adopted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 100% of their pre-tax compensation, but not more than the statutory limits. The Company’s matching contributions were approximately $1,035 thousand, $857 thousand, and $860 thousand for years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 9. STOCK-BASED COMPENSATION

On May 21, 2014, we adopted the 2014 Equity Incentive Plan (as amended, the “2014 Plan”). The purposes of the 2014 Plan are to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of the Company’s business. In 2024, Monarch stockholders extended the 2014 Plan for additional 10 years. The 2014 Plan, as amended (the “2014 Plan”), is an “omnibus plan” under which stock options, stock appreciation rights, performance awards, dividend equivalents, restricted stock, and restricted stock units can be awarded to employees, directors and consultants of the Company.

The maximum aggregate number of shares which may be issued pursuant to all awards under the 2014 Plan, the Amendment No. 1, Amendment No. 2 and Amendment No. 3 to the 2014 Plan is 4,400,000 shares plus the shares available for grant or subject to outstanding awards under the predecessor plans. The share reserve as of December 31, 2025 is 1,036,747. By its terms, the 2014 Plan will expire in May 2034 after which no options may be granted unless the 2014 Plan is amended or replaced.

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

A summary of the stock option activity as of and for the year ended December 31, 2025 is presented below:

		Weighted Average
			Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Stock Options	Shares	Price	Term		Value
Stock Option Shares outstanding at beginning of period	1,781,741	$60.89	—		—
Stock Option Shares granted	300,626	92.88	—		—
Stock Option Shares exercised	(219,221)	40.65	—		—
Stock Option Shares forfeited	(115,000)	74.74	—		—
Stock Option Shares expired	(3,334)	66.99	—		—
Stock Option Shares outstanding at end of period	1,744,812	68.02	6.6	yrs.	$47,524,582
Stock Option Shares exercisable at end of period	839,149	$56.45	4.6	yrs.	$32,934,052

A summary of the status of the Company’s nonvested stock option shares as of, and for the year ended, December 31, 2025 is presented below:

		Weighted-Average
		Grant Date Fair
Nonvested Stock Option Shares	Shares	Value
Nonvested at January 1, 2025	954,996	$33.09
Granted	300,626	37.02
Vested	(234,959)	32.86
Forfeited	(115,000)	32.71
Nonvested at December 31, 2025	905,663	$34.50

Expense Measurement and Recognition

The Company recognizes stock-based compensation expense for all current stock option award grants and for the unvested portion of previous stock option award grants based on grant date fair values. Unrecognized costs related to all stock option awards outstanding at December 31, 2025 totaled approximately $21.9 million and is expected to be recognized over a weighted average period of 2.7 years.

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

	Year ended December 31,
	2025	2024	2023
Weighted average expected volatility for options granted	39.60%	48.92%	49.08%
Expected dividends	1.32%	1.64	1.72
Expected life (in years)
Directors’ plan	6.16	5.91	5.18
Executives plan	6.14	6.00	5.63
Employees plan	4.35	4.29	4.26
Weighted average risk-free rate	3.79%	4.29%	4.08%

Weighted average grant date fair value per share of options granted	$37.02	$35.17	$31.60
Total fair value of shares vested	$7,720	$6,784	$5,367
Total intrinsic value of options exercised	$13,504	$10,011	$3,113
Cash received for all stock option exercises	$7,056	$8,221	$3,365
Tax benefit realized from stock awards exercised	$2,836	$2,102	$654

The risk-free interest rate is based on the U.S. Treasury security rate in effect as of the date of grant. The expected lives of options and expected volatility are based on Company’s historical data.

Reported stock-based compensation expense was classified as follows (in thousands) and it is included in the Respective operating expenses in the Consolidated Statement of Income:

	For the Year ended December 31,
	2025	2024	2023
Casino	$429	$546	$354
Food and beverage	117	172	163
Hotel	168	337	268
Selling, general and administrative	7,682	6,809	6,691
Total stock-based compensation, before taxes	8,396	7,864	7,476
Tax benefit	(1,763)	(1,651)	(1,570)
Total stock-based compensation, net of tax	$6,633	$6,213	$5,906

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

In the fourth quarter of 2025, under its existing Repurchase Plan, the Company purchased 445,715 shares of its common stock on the open market for an aggregate purchase cost of $41.0 million. During 2025, under the Repurchase Plan, the Company purchased a total of 797,279 shares of its common stock on the open market for an aggregate purchase cost of $72.2 million. As of December 31, 2025, we have authorization to purchase up to 1,152,761 shares under the Repurchase Plan.

NOTE 11. COMITMENT AND CONTINGENCIES

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

On February 28, 2025, PCL filed a Motion to Amend the Judgment to Add Prejudgment Interest, which the Court denied on May 23, 2025. On March 14, 2025, PCL filed a Bill of Costs and Motion for Attorneys’ Fees. Monarch has filed an opposition, challenging PCL’s entitlement to such fees and costs, as well as the computation and amount of the fees and costs PCL seeks. The Court heard oral arguments on PCL’s entitlement to fees and costs on December 12, 2025. On February 4, 2026, the Court issued an Order denying PCL’s Motion for Attorneys’ Fees and Bill of Costs in their entirety.

On March 21, 2025, Monarch filed a Motion for a New Trial pursuant to C.R.C.P. 59(a)(1), which Judge Luxen denied on May 21, 2025. On March 21, 2025, Monarch also filed a Motion to Amend the Judgment under C.R.C.P. 59(a)(4) to (a) to include an additional $161,666 setoff for Monarch’s sanctions award, and (b) set a 6% per annum post-judgment interest rate on the on the revised $54,660,298 awarded to PCL and a 0% post-judgment interest rate on the $19,835,540 awarded to subcontractors as pass-through claims. On May 21, 2025, the Court partially granted and partially denied Monarch’s Motion to Amend the Judgment. Specifically, in his May 21, 2025 Order, Judge Luxen: (a) revised the total amount of damages due to PCL to $74,465,839 to correct certain mathematical errors in the Order and to offset PCL’s damages award by an additional $161,666 to account for the Court’s November 28, 2023 order entering sanctions against PCL, (b) set a 6% per annum post-judgment interest rate on the on the damages awarded to PCL, and (c) declined to amend its judgment to set a 0% post-judgment interest on the subcontractor pass-through claims.

On May 30, 2025, Monarch filed a Notice of Appeal with the Colorado Court of Appeals of the District Court’s February 14, 2025 Judgment and the District Court’s post-trial orders. On June 13, 2025, PCL filed a Notice of Cross Appeal of the District Court’s denial of PCL’s Motion for Prejudgment Interest. Monarch has posted a bond to stay enforcement of the Judgment pending such appeal.

On November 24, 2025, Monarch filed its Opening Appeal Brief. On January 29, 2026, PCL filed a combined Answer in Opposition to Monarch’s Opening Brief and Opening Cross-Appeal Brief (PCL’s “Opening-Answer”). Because PCL’s Opening-Answer exceeded the word limits permitted under the Court’s rules, PCL filed a motion for leave to file its Opening-Answer in excess of the word limit. On February 10, 2026, the Court of Appeals denied PCL’s Motion, ordered that PCL’s oversized Opening-Answer Brief be stricken, and ordered PCL to file an amended Opening-Answer that is within the word limit by February 24, 2026.

As of December 31, 2025, the Company has $77.3 million in liability related to the PCL litigation, which are presented in balance sheet as following: $47.0 million in Construction accounts payable and $30.3 million in Accounts payable.

The Company recognized $2.4 million, $0.8 million and $6.9 million in construction litigation expense relating to this lawsuit for the twelve months ended December 31, 2025, 2024 and 2023, respectively, which are included in Other operating items, net on the Consolidated Statements of Operations.

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

NOTE 12. RELATED PARTY TRANSACTIONS

The shopping center adjacent to the Atlantis is owned by BLI. John Farahi and Bob Farahi, Co-Chairmen of the Board of Directors and executive officers of the Company, and Ben Farahi each of whom has significant holdings in Monarch and each also beneficially owns limited partnership interests in BLI. Maxum LLC is the sole general partner of BLI, and Ben Farahi is the sole managing member of Maxum LLC. Neither John Farahi nor Bob Farahi has any management or operational control over BLI or the Shopping Center. Until May 2006, Ben Farahi held the positions of Co-Chairman of the Board of Directors, Secretary, Treasurer and Chief Financial Officer of the Company.

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. In each of the years 2025 and 2024, the Company paid $748 thousand for rent and $27 thousand for operating expenses relating to this lease. In 2023, the Company paid $748 thousand for rent and $17 thousand for operating expenses relating to this lease. The right of use asset and lease liability balances as of December 31, 2025, recognized in the Consolidated Balance Sheet, was $9.2 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. The annual rent for the years 2025, 2024 and 2023 was $496 thousand, $420 thousand and $404 thousand, respectively. In addition, the Company paid $46 thousand, $51 thousand and $51 thousand, respectively, for operating expenses related to this lease. The right of use asset and lease liability balances as of December 31, 2025, recognized in the Consolidated Balance Sheet, was $2.7 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by Farahi family stockholders and paid $511 thousand, $493 thousand and $505 thousand for the years ended December 31, 2025, 2024 and 2023, respectively, for such leases.

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

During 2023, the Company paid a one-time cash dividend of $5.00 per share of its outstanding common stock and three $0.30 cash dividends under the Annual Dividend policy, for a total of $5.90 per share of its outstanding common stock. For each of the year ended December 31, 2025 and December 31, 2024, the Company paid four $0.30 cash dividends under the Annual Dividend policy, for a total of $1.20 per share of its outstanding common stock.

On February 4, 2026, the Company announced a cash dividend of $0.30 per share of its outstanding common stock, payable on March 15, 2026, to stockholders of record on March 1, 2026. This cash dividend is part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

The Company’s declaration of each dividend amount shall be subject to the Board of Directors’ review of the then-current financial statements of the Company, available acquisition opportunities and other prudent uses of the Company’s cash resources. As such, the Board of Directors may suspend the dividend program at any time and no assurances can be given that a quarterly dividend will be paid.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on such assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Monarch Casino & Resort, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Monarch Casino & Resort, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025 of the Company and our report dated February 23, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

February 23, 2026

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements.

During the quarter ended December 31, 2025, there were no Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporated by reference from our Proxy Statement to be filed with the Securities and Exchange Commission (“Commission”) in connection with the 2025 Annual Meeting of Stockholders to be held on May 21, 2026. We expect to file the Proxy Statement with the Commission not later than April 10, 2026.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2025 Annual Meeting of Stockholders to be held on May 21, 2026. We expect to file the Proxy Statement with the Commission not later than April 10, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Following is information related to our equity compensation plan.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding securities
	options	options	reflected in column (a))
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,744,812	$68.02	1,036,747
Equity compensation plans not approved by security holders	—	—	—
Total	1,744,812	$68.02	1,036,747

Additional information required under this Item is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2025 Annual Meeting of Stockholders to be held on May 21, 2026. We expect to file the Proxy Statement with the Commission not later than April 10, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2025 Annual Meeting of Stockholders to be held on May 21, 2026. We expect to file the Proxy Statement with the Commission not later than April 10, 2026.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from our Proxy Statement to be filed with the Commission in connection with the 2025 Annual Meeting of Stockholders to be held on May 21, 2026. We expect to file Proxy Statement with the Commission not later than April 10, 2026.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements

Included in Part II, Item 8 of this report:

a) Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

b) Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023.

c) Consolidated Balance Sheets at December 31, 2025 and 2024.

d) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023.

e) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023.

f) Notes to Consolidated Financial Statements.

(a)(2). Financial Statements Schedules (in thousands)

Schedule II – Valuation of Qualifying Accounts

All other schedules are omitted because they are not applicable, not required or the required information is shown in the financial statements and notes thereto.

Schedule II. - VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at beginning of year	Charged to costs and expenses (F1)	Deductions (F1)	Other	Balance at end of year
2023
Allowance for doubtful accounts	$85	$194	$(181)	$—	$98
2024
Allowance for doubtful accounts	$98	$234	$(174)	$—	$158
2025
Allowance for doubtful accounts	$158	$184	$(258)	$—	$84

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

10.11

Fifth Amended and Restated Credit Agreement, dated as of February 1, 2023, among Monarch Casino & Resort, Inc., Golden Road Motor Inn, Inc., Monarch Growth Inc., and Monarch Black Hawk, Inc. as Borrowers, the Lenders named herein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K (SEC 0-022088) filed on March 3, 2023.

10.12

Sixth Amended and Restated Credit Agreement, dated as of December 31, 2024, among Monarch Casino & Resort, Inc., Golden Road Motor Inn, Inc., Monarch Growth Inc., and Monarch Black Hawk, Inc. as Borrowers, the Lenders named herein, and Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender is incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K (SEC 0-022088) filed on March 3, 2025.

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated July 12, 2024 is incorporated herein by reference to Exhibit 16.1 to the Company Form 8-K filed on July 12, 2024.

19.1	Monarch Casino & Resort, Inc. Insider Trading Policy is incorporated herein by reference to Exhibit 19.1 to the Company’s Form 10-K (SEC 0-022088) filed on March 3, 2025.

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

MONARCH CASINO & RESORT, INC.

(Registrant)

Date: February 23, 2026	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN FARAHI	Co-Chairman of the Board of Directors	February 23, 2026
John Farahi	Chief Executive Officer (Principal
Executive Officer) and Director

/S/ BOB FARAHI	Co-Chairman of the Board of Directors,	February 23, 2026
Bob Farahi	President, Secretary and Director

/S/ EDWIN S. KOENIG	Chief Accounting Officer (Principal	February 23, 2026
Edwin S. Koenig	Financial Officer and Principal Accounting Officer)

/S/ PAUL ANDREWS	Director	February 23, 2026
Paul Andrews

/S/ HOPE TAITZ	Director	February 23, 2026
Hope Taitz

/S/ CRAIG F. SULLIVAN	Director	February 23, 2026
Craig F. Sullivan