Form 10-Q
period 2026-03-31
MONARCH CASINO & RESORT INC
filed 2026-04-30
CIK 907242

c

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,749,516 shares of common stock are outstanding as of April 23, 2026.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Revenues
Casino	$79,746	$72,895
Food and beverage	31,701	30,022
Hotel	18,956	16,708
Other	6,147	5,769
Net revenues	136,550	125,394

Operating expenses
Casino	28,733	27,517
Food and beverage	23,044	22,309
Hotel	6,822	6,296
Other	3,199	3,078
Selling, general and administrative	27,754	27,190
Depreciation and amortization	10,467	13,215
Other operating items, net	1,585	471
Total operating expenses	101,604	100,076
Income from operations	34,946	25,318

Other income (expense)
Interest income (expense), net	598	316

Income before income taxes	35,544	25,634
Provision for income taxes	(7,952)	(5,770)
Net income	$27,592	$19,864

Earnings per share of common stock
Net income
Basic	$1.55	$1.08
Diluted	$1.52	$1.05

Weighted average number of common shares and potential common shares outstanding
Basic	17,843	18,451
Diluted	18,201	18,829

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$120,125	$96,468
Receivables, net of provision for credit losses	9,703	11,067
Income taxes receivable	—	3,013
Inventories	8,337	9,089
Prepaid expenses and other	8,714	9,616
Total current assets	146,879	129,253
Property and equipment, net	551,512	556,668
Goodwill	25,111	25,111
Intangible and other assets, net	1,672	1,817
Total assets	$725,174	$712,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$45,406	$44,924
Construction accounts payable	48,184	50,209
Accrued expenses	51,052	54,049
Income taxes payable	4,939	—
Short-term lease liability	986	1,019
Total current liabilities	150,567	150,201
Deferred income taxes	11,626	11,626
Long-term lease liability	12,059	12,279
Other long-term liability	1,073	1,073
Total liabilities	175,325	175,179
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,646,611 shares issued and 17,740,083 outstanding at March 31, 2026; 19,544,290 shares issued and 17,819,020 outstanding at December 31, 2025	196	195
Additional paid-in capital	83,717	76,038
Treasury stock, 1,906,528 shares at March 31, 2026 and 1,725,270 shares at December 31, 2025	(154,142)	(136,411)
Retained earnings	620,078	597,848
Total stockholders’ equity	549,849	537,670
Total liabilities and stockholders’ equity	$725,174	$712,849

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares, Unaudited)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2026	17,819,020	$195	$76,038	$597,848	$(136,411)	$537,670
Exercise of stock options, net	102,321	1	5,726	—	—	5,727
Stock-based compensation expense	—	—	1,953	—	—	1,953
Purchase of company common stock	(181,258)	—	—	—	(17,731)	(17,731)
Dividend payment	—	—	—	(5,362)	—	(5,362)
Net income	—	—	—	27,592	—	27,592
Balance, March 31, 2026	17,740,083	$196	$83,717	$620,078	$(154,142)	$549,849

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2025	18,436,540	$193	$62,891	$518,350	$(63,686)	$517,748
Exercise of stock options, net	29,866	1	1,433	—	—	1,434
Stock-based compensation expense	—	—	2,127	—	—	2,127
Dividend payment	—	—	—	(5,538)	—	(5,538)
Net income	—	—	—	19,864	—	19,864
Balance, March 31, 2025	18,466,406	$194	$66,451	$532,676	$(63,686)	$535,635

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$27,592	$19,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,467	13,215
Amortization of deferred loan costs	32	64
Stock-based compensation - stock options	1,953	2,127
Provision for bad debts	48	9
Loss on disposition of assets	(79)	(4)
Non-cash operating lease expense	2	(2)
Changes in operating assets and liabilities:
Receivables	1,316	(1,776)
Income taxes receivable	7,952	5,770
Inventories	752	1,032
Prepaid expenses and other	992	1,332
Accounts payable	482	(2,440)
Accrued expenses	(2,997)	(2,729)
Net cash provided by operating activities	48,512	36,462
Cash flows from investing activities:
Proceeds from sale of assets	87	4
Change in construction accounts payable	(2,025)	3,787
Acquisition of property and equipment	(5,551)	(19,819)
Net cash used in investing activities	(7,489)	(16,028)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,727	1,434
Payment of dividends	(5,362)	(5,538)
Purchase of company common stock	(17,731)	—
Net cash used in financing activities	(17,366)	(4,104)

Change in cash and cash equivalents	23,657	16,330
Cash and cash equivalents at beginning of period	96,468	58,760
Cash and cash equivalents at end of period	$120,125	$75,090

Supplemental disclosure of cash flow information:
Cash paid for interest	$60	$61

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED MARCH 31, 2026

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

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation, consisting of normal recurring accruals, are reflected in the interim financial statements. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The balance sheet at December 31, 2025, has been derived from the audited consolidated financial statements of the Company at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

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

	Three Months Ended March 31,
	2026	2025
Net revenues	$136,550	$125,394
Operating Expenses
Labor expense	40,535	39,929
Cost of sales	10,761	10,513
Tax and license expense [a]	20,524	19,016
Other operating expense [b]	17,732	16,932
Depreciation and amortization	10,467	13,215
Other operating items, net [c]	1,585	471
Interest (income) expense, net	(598)	(316)
Income tax expense	7,952	5,770
Total expenses	$108,958	$105,530

Net income	$27,592	$19,864

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

As of March 31, 2026, the Company has recorded a reserve of $0.1 million, for gaming and non-gaming receivables.

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

Property and Equipment, net:

Property and equipment, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Land	$34,688	$34,688
Land improvements	11,636	11,636
Buildings	474,462	474,462
Building improvements	142,231	141,919
Furniture and equipment	269,424	267,924
Construction in progress	13,515	11,526
Right of use assets	13,000	13,255
Leasehold improvements	4,498	4,498
Property and equipment	963,454	959,908
Less accumulated depreciation and amortization	(411,942)	(403,240)
Property and equipment, net	$551,512	$556,668

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

For assets to be held and used, the Company reviews fixed assets for impairment indicators at the end of the fiscal year and whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparable, when available. For the three-month periods ended March 31, 2026 and 2025, respectively, there were no impairment charges.

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

As of March 31, 2026, we had goodwill totaling $25.1 million related to the purchase of Monarch Black Hawk, Inc.

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

The following table summarizes the activity related to contract and contract-related liabilities as of March 31, 2026 and 2025 compared to December 31, 2025 and 2024, respectively:

	March 31,	December 31,	Increase (Decrease)	March 31,	December 31,	Increase (Decrease)
	2026	2025		2025	2024
Contractual Liability
Players Club Liability	$7,444	$7,543	$(99)	$7,957	$8,097	$(140)
Outstanding Chip Liability	1,652	1,945	(293)	1,675	2,298	(623)
Customer Advances and Other	6,760	7,345	(585)	6,290	6,378	(88)
Total Contractual Liability	$15,856	$16,833	$(977)	$15,922	$16,773	$(851)

Other operating items, net:

Other operating items, net, in general consist of miscellaneous operating charges or proceeds.

For the three months ended March 31, 2026, Other operating items, net, was $1.6 million and primarily represents professional service fees relating to our construction litigation and other legal expenses and accruals. For the three months ended March 31, 2025, Other operating items, net, was $0.5 million and primarily represents professional service fees relating to our construction litigation.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) the new guidance amends the existing standard to remove references to various stages of a software development project to better align with current software development methods such as agile programming. The types of costs required to be capitalized has not significantly changed. In addition, the new standard requires the capitalization of costs when (1) management has authorized and committed to funding the project and (2) it is probable that the project will be completed and the software will be used to perform its intended function. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

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

As of March 31, 2026, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (each as defined and discussed in NOTE 5. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The weighted-average incremental borrowing rate of the leases presented in the lease liability as of March 31, 2026, was 4.35%. There were no new leases entered into in the first quarter of 2026.

The weighted-average remaining lease term of the leases presented in the lease liability as of March 31, 2026, was 15.62 years.

Cash paid related to the operating leases presented in the lease liability for each of the three months ended March 31, 2026 and 2025, was $0.4 million.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended
	March 31,
	2026	2025
Casino	$146	$175
Food and beverage	23	79
Hotel	58	79
Selling, general and administrative	1,726	1,794
Total stock-based compensation, before taxes	1,953	2,127
Tax benefit	(410)	(447)
Total stock-based compensation, net of tax	$1,543	$1,680

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

	Three months ended March 31,
	2026		2025
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	17,843	$1.55	18,451	$1.08
Effect of dilutive stock options	358	(0.03)	378	(0.03)
Diluted	18,201	$1.52	18,829	$1.05

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the weighted assumed proceeds per share as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended March 31, 2026 and 2025, options for approximately 501 thousand and 837 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For the three-month periods ended March 31, 2026 and 2025, the Company paid $298 thousand and $187 thousand in rent, respectively, plus $9 thousand and $17 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of March 31, 2026, recognized in the Consolidated Balance Sheet, was $9.2 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For each of the three-month periods ended March 31, 2026 and 2025, the Company paid $124 thousand in rent, plus $12 thousand and $16 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of March 31, 2026, recognized in the Consolidated Balance Sheet, was $2.7 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders, and paid $163 thousand and $146 thousand, respectively, for the three-month periods ended March 31, 2026 and 2025, for such leases.

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

In addition to other customary covenants for a facility of this nature, as of March 31, 2026, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 1.5:1.0 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1.0. As of March 31, 2026, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.0:1.0 and 144.9:1.0, respectively.

On February 24, 2025, Wells Fargo Bank agreed to waive its right to declaring an event of default under the Amended Credit Facility arising out of the February 14, 2025 judgment on the litigation between Monarch and PCL, so long as we strictly comply with each and every other provision of the Amended Credit Facility. We believe that we are in full compliance.

As of March 31, 2026, the Company had no outstanding principal balance under the Amended Credit Facility, a $0.6 million standby letter of credit and $99.4 million remained available for borrowing.

NOTE 7. TAXES

For the three months ended March 31, 2026 and 2025, the Company’s effective tax rate was 22.4% and 22.5%, respectively.

Deferred tax assets were evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.

As of March 31, 2026, we have recognized an uncertain tax position, inclusive of accrued interest, of $739 thousand, which is included in other long-term liabilities. The total amount of the unrecognized tax benefits that, if recognized, would affect the effective tax rate is $10 thousand. The uncertain tax position results from depreciation taken on property and equipment relating to the ongoing litigation with PCL Construction Services, Inc. No uncertain tax positions were recorded as of March 31, 2025.

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

In the first quarter of 2026, under its existing Repurchase Plan, the Company purchased 181,258 shares of its common stock on the open market for an aggregate purchase cost of $17.6 million. As of March 31, 2026, the Company has an authorization to purchase up to 971,503 shares under the Repurchase Plan.

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

On November 24, 2025, Monarch filed its Opening Appeal Brief. On January 29, 2026, PCL filed a combined Answer in Opposition to Monarch’s Opening Brief and Opening Cross-Appeal Brief (PCL’s “Opening-Answer”). Because PCL’s Opening-Answer exceeded the word limits permitted under the Court’s rules, PCL filed a motion for leave to file its Opening-Answer in excess of the word limit. On February 10, 2026, the Court of Appeals denied PCL’s Motion, ordered that PCL’s oversized Opening-Answer Brief be stricken, and ordered PCL to file an amended Opening-Answer that is within the word limit by February 24, 2026. PCL filed its Opening-Answer on February 24, 2026, and Monarch filed is Answer-Reply Brief on March 30, 2026. PCL’s Reply in Support of PCL’s Cross-Appeal will be due on May 4, 2026. On March 25, 2026, PCL filed a Notice of Cross Appeal of the District Court’s denial of PCL’s Motions for Attorneys’ Fees and Bill of Costs.

As of March 31, 2026, the Company has $78.5 million in liability related to the PCL litigation, which are presented in balance sheet as following: $47.0 million in Construction accounts payable and $31.5 million in Accounts payable.

The Company recognized $0.3 million and 0.4 million in construction litigation expense relating to these lawsuits for the three months ended March 31, 2026 and 2025, respectively, which is included in Other operating items, net on the Consolidated Statements of Income.

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

On March 16, 2026, the Company paid a cash dividend of $0.30 per share of its outstanding common stock, to stockholders of record on March 2, 2026. The cash dividend was part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

On April 21, 2026, the Company announced a cash dividend of $0.30 per share of its outstanding common stock, payable on June 15, 2026, to stockholders of record on June 1, 2026. This cash dividend is part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the impact of the events occurring in the Middle East and the conflict taking place in Israel, as well as those risks discussed in Part I, Item 1A-Risk Factors and throughout Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of our Annual Report on Form 10-K for the year ended December 31, 2025, and in Part II, Item 1A-Risk Factors and elsewhere of this Form 10-Q. In addition, you should consult other disclosures made by us (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in Company press releases) for other factors that may cause actual results to differ materially from those projected by us. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the SEC, and our Annual Report on Form 10-K for the year ended December 31, 2025, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2026 and 2025

For the three months ended March 31, 2026, our net income totaled $27.6 million, or $1.52 per diluted share, compared to net income of $19.9 million, or $1.05 per diluted share, for the same period in 2025, reflecting a 38.9% and 44.8% increase in net income and diluted earnings per share, respectively. Net revenues in the three months ended March 31, 2026, totaled $136.6 million, an increase of $11.2 million, or 8.9%, compared to the three months ended March 31, 2025. Income from operations for the three months ended March 31, 2026, totaled $34.9 million compared to income from operations of $25.3 million for the same period in 2025.

Casino revenue increased 9.4% in the first quarter of 2026 compared to the first quarter of 2025. The increase in casino revenue was driven primarily by the continued increase in market share at our properties. Casino operating expense as a percentage of casino revenue decreased to 36.0% for the three months ended March 31, 2026, compared to 37.7% for the three months ended March 31, 2025, primarily due to better labor management and operational efficiency.

Food and beverage revenue for the first quarter of 2026 increased 5.6% compared to the first quarter of 2025 due to 4.5% increase in food and beverage revenue per cover, combined with an increase in food and beverage covers of 1.1%. Food and beverage operating expense as a percentage of food and beverage revenue in the first quarter of 2026 decreased to 72.7% compared to 74.3% in the first quarter of 2025 due primarily to an increase in revenue per cover.

Hotel revenue increased 13.5% in the first quarter of 2026 compared to the same quarter of 2025 primarily as a result of an increase in available rooms. ADR decreased by $7.49 ($184.83 in the first quarter of 2026 and $192.32 in the first quarter of 2025). Hotel occupancy percentage decreased to 79.6% during the first quarter of 2026 compared to 80.9% during the first quarter of 2025. Hotel RevPAR was $158.01 and $167.67 for the three months ended March 31, 2026 and 2025, respectively. Hotel operating expense as a percentage of hotel revenue decreased to 36.0% in the first quarter of 2026 compared to 37.7% for the comparable prior year period primarily due to lower expenses per occupied room.

Other revenue increased 6.6% in the first quarter of 2026 compared to the same prior year period primarily due to an increases in spa and commission revenues.

SG&A expense increased to $27.8 million in the first quarter of 2026 from $27.2 million in the first quarter of 2025. As a percentage of net revenue, SG&A expense decreased to 20.3% in the first quarter of 2026 compared to 21.7% in the same period in 2025.

Depreciation and amortization expense decreased to $10.5 million for the three months ended March 31, 2026, compared to $13.2 million for the same prior year period, due to assets placed into service in the fourth quarter of 2020, with the opening of the hotel tower at Monarch Black Hawk, becoming fully depreciated by the fourth quarter of 2025.

We recognized $0.3 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively, in professional service fees relating to our construction litigation. In the first quarter of 2026, we accrued $1.1 million in interest on the PCL judgment that we are disputing.

In the first quarter of 2026 and 2025, we recognized $0.6 million and $0.3 million, respectively, of interest income, net of interest expense.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Cash paid for capital expenditures for the three-month periods ended March 31, 2026 and 2025 totaled $7.5 million and $16.0 million, respectively. During each of the three-month periods ended March 31, 2026 and 2025, our capital expenditures related primarily to the acquisition of gaming, and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk and property upgrades capital projects.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facility.

For the three months ended March 31, 2026, net cash provided by operating activities totaled $48.5 million, compared to net cash provided by operating activities of $36.5 million in the same prior year period. This increase was primarily a result of an increase in net income, as well as change in working capital due to normal business fluctuations in Account receivable, Income tax receivable and Accrued expenses.

Net cash used in investing activities totaled $7.5 million and $16.0 million during each of the three months ended March 31, 2026 and 2025, respectively and consisted primarily of cash used for the acquisition of gaming and other equipment and ongoing maintenance capital expenditures at both properties.

Net cash used in financing activities in the first three months of 2026 totaled $17.4 million and consisted of $17.7 million cash used for the repurchase of Company stock under the Repurchase Plan and $5.4 million used for payment of dividends, partially offset by $5.7 million of net proceeds from stock options exercise. Net cash used in financing activities in the first three months of 2025 totaled $4.1 million and consisted of $5.5 million used for payment of dividends, partially offset by $1.4 million of net proceeds from stock options exercise.

Sixth Amended Credit Facility

On December 31, 2024, the Company entered into the Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Facility amends and restates the Company’s $100.0 million credit facility, dated as of February 1, 2023 (the “Prior Facility”).

The Amended Credit Facility extends the maturity date to January 1, 2028 and removes the lien on real property under the Prior Facility. As of March 31, 2026, the Company had no outstanding principal balance under the Amended Credit Facility, a $0.6 million standby letter of credit and $99.4 million remained available for borrowing.

In addition to other customary covenants for a facility of this nature, as of March 31, 2026, we were required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 1.5:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1.0. As of March 31, 2026, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.0:1.0 and 144.9:1.0, respectively.

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

We believe that our anticipated operating cash flows will be sufficient to sustain operations for the twelve months from the filing of this Form 10-Q for the quarter ended March 31, 2026 and fulfill our capital expenditure plans and authorized dividend distributions. However financial, economic, competitive, regulatory, and other factors, many of which are beyond our control, could negatively impact our operations. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

For a discussion regarding our material commitments for capital expenditures, see the CAPITAL SPENDING AND DEVELOPMENT section above.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Part II Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in our 2025 Form 10-K filed with the SEC on February 24, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices.

As of March 31, 2026, we had no outstanding balance under our Amended Credit Facility. Our current primary market risk exposure, when we incur and have outstanding debt, is interest rate risk relating to the impact of interest rate movements under our Amended Credit Facility.

See “Liquidity and Capital Resources” in Item 2 above for further discussion of our Amended Credit Facility and capital structure.

We have not entered into derivative financial instruments for trading or speculative purposes.

We do not have any cash or cash equivalents as of March 31, 2026 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the quarter ended March 31, 2026, the Company implemented Workday for the human resources and payroll functions. The changes did not materially affect or are reasonably not likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 9 “Legal Matters” to our consolidated financial statements in Part I, Item 1, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) of this Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in Item 1A of our 2025 Form 10-K.

We encourage investors to review the risks and uncertainties relating to our business disclosed under the heading Risk Factors or otherwise in the 2025 Form 10-K, as well as those contained in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – (Cautionary Notes on Forward-Looking Statements) thereof, as revised or supplemented by our Quarterly Reports filed with the SEC since the filing of the 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the number and average price of shares purchased in each fiscal month of the quarter ended March 31, 2026:

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1) (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2026 - January 31, 2026	—	$—	1,847,239	1,152,761
February 1, 2026 - February 28, 2026	38,061	94.23	1,885,300	1,114,700
March 1, 2026 - March 31, 2026	143,197	98.19	2,028,497	971,503
Total	181,258	$97.36	2,028,497	971,503

(1)This amount represents a repurchase pursuant to our Repurchase Plan, see Note 8. STOCK REPURCHASE PLAN.
(2)	In the first quarter of 2026, under the authority of the Repurchase Plan, the Company purchased 181,258 shares at average price between $93.74 and $100.00 per share on the open market.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: April 30, 2026	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)