Form 10-Q
period 2026-06-30
MONARCH CASINO & RESORT INC
filed 2026-07-28
CIK 907242

c

c

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,922,521 shares of common stock are outstanding as of July 23, 2026.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Casino	$81,540	$79,589	$161,286	$152,484
Food and beverage	33,179	32,191	64,880	62,213
Hotel	21,585	19,110	40,541	35,818
Other	6,293	6,024	12,440	11,793
Net revenues	142,597	136,914	279,147	262,308

Operating expenses
Casino	28,920	28,449	57,653	55,966
Food and beverage	24,182	22,636	47,226	44,945
Hotel	6,920	6,556	13,742	12,852
Other	3,133	3,073	6,332	6,151
Selling, general and administrative	28,564	26,786	56,318	53,976
Depreciation and amortization	10,664	13,571	21,131	26,786
Other operating items, net	1,591	944	3,176	1,415
Total operating expenses	103,974	102,015	205,578	202,091
Income from operations	38,623	34,899	73,569	60,217

Other income (expense)
Interest income, net	742	392	1,340	708

Income before income taxes	39,365	35,291	74,909	60,925
Provision for income taxes	(6,842)	(8,283)	(14,794)	(14,053)
Net income	$32,523	$27,008	$60,115	$46,872

Earnings per share of common stock
Net income
Basic	$1.82	$1.47	$3.37	$2.55
Diluted	$1.78	$1.44	$3.30	$2.50

Weighted average number of common shares and potential common shares outstanding
Basic	17,873	18,383	17,858	18,416
Diluted	18,261	18,723	18,237	18,776

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$138,261	$96,468
Receivables, net of provision for credit losses	9,569	11,067
Income taxes receivable	5,042	3,013
Inventories	8,299	9,089
Prepaid expenses and other	7,680	9,616
Total current assets	168,851	129,253
Property and equipment, net	545,040	556,668
Goodwill	25,111	25,111
Intangible and other assets, net	2,159	1,817
Total assets	$741,161	$712,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41,884	$44,924
Construction accounts payable	48,355	50,209
Accrued expenses	48,663	54,049
Short-term lease liability	953	1,019
Total current liabilities	139,855	150,201
Deferred income taxes	11,626	11,626
Long-term lease liability	11,838	12,279
Other long-term liability	1,073	1,073
Total liabilities	164,392	175,179
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,829,049 shares issued and 17,922,521 outstanding at June 30, 2026; 19,544,290 shares issued and 17,819,020 outstanding at December 31, 2025	198	195
Additional paid-in capital	83,276	76,038
Treasury stock, 1,906,528 shares at June 30, 2026 and 1,725,270 shares at December 31, 2025	(153,930)	(136,411)
Retained earnings	647,225	597,848
Total stockholders’ equity	576,769	537,670
Total liabilities and stockholders’ equity	$741,161	$712,849

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares, Unaudited)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2026	17,819,020	$195	$76,038	$597,848	$(136,411)	$537,670
Exercise of stock options, net	102,321	1	5,726	—	—	5,727
Stock-based compensation expense	—	—	1,953	—	—	1,953
Purchase of company common stock	(181,258)	—	—	—	(17,731)	(17,731)
Dividend payment	—	—	—	(5,362)	—	(5,362)
Net income	—	—	—	27,592	—	27,592
Balance, March 31, 2026	17,740,083	$196	$83,717	$620,078	$(154,142)	$549,849
Exercise of stock options, net	182,438	2	(2,562)	—	212	(2,348)
Stock-based compensation expense	—	—	2,121	—	—	2,121
Dividend payment	—	—	—	(5,376)	—	(5,376)
Net income	—	—	—	32,523	—	32,523
Balance, June 30, 2026	17,922,521	$198	$83,276	$647,225	$(153,930)	$576,769

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2025	18,436,540	$193	$62,891	$518,350	$(63,686)	$517,748
Exercise of stock options, net	29,866	1	1,433	—	—	1,434
Stock-based compensation expense	—	—	2,127	—	—	2,127
Dividend payment	—	—	—	(5,538)	—	(5,538)
Net income	—	—	—	19,864	—	19,864
Balance, March 31, 2025	18,466,406	$194	$66,451	$532,676	$(63,686)	$535,635
Exercise of stock options, net	7,766	—	244	—	—	244
Stock-based compensation expense	—	—	1,875	—	—	1,875
Purchase of company common stock	(240,395)	—	—	—	(20,014)	(20,014)
Dividend payment	—	—	—	(5,501)	—	(5,501)
Net income	—	—	—	27,008	—	27,008
Balance, June 30, 2025	18,233,777	$194	$68,570	$554,183	$(83,700)	$539,247

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$60,115	$46,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,131	26,786
Amortization of deferred loan costs	64	97
Stock-based compensation - stock options	4,074	4,002
Provision for bad debts	54	48
(Gain) loss on disposition of assets	(160)	2
Non-cash operating lease expense	4	(17)
Changes in operating assets and liabilities:
Receivables	1,444	(1,824)
Income taxes receivable	(2,029)	(1,396)
Inventories	790	929
Prepaid expenses and other	2,184	1,637
Accounts payable	(3,040)	(2,066)
Accrued expenses	(5,386)	(4,480)
Net cash provided by operating activities	79,245	70,590
Cash flows from investing activities:
Proceeds from sale of assets	196	25
Change in construction accounts payable	(1,854)	(487)
Acquisition of property and equipment	(10,704)	(27,923)
Net cash used in investing activities	(12,362)	(28,385)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,530	1,678
Payroll taxes from net exercise of stock options	(7,363)	—
Payment of dividends	(10,738)	(11,039)
Purchase of company common stock	(17,519)	(20,014)
Net cash used in financing activities	(25,090)	(29,375)

Change in cash and cash equivalents	41,793	12,830
Cash and cash equivalents at beginning of period	96,468	58,760
Cash and cash equivalents at end of period	$138,261	$71,590

Supplemental disclosure of cash flow information:
Cash paid for interest	$122	$123
Cash paid for income taxes	$16,710	$15,450

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED JUNE 30, 2026

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

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation, consisting of normal recurring accruals, are reflected in the interim financial statements. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

	Six Months Ended June 30,
	2026	2025
Net revenues	$279,147	$262,308
Operating Expenses
Labor expense	80,851	78,733
Cost of sales	22,370	21,444
Tax and license expense [a]	41,590	39,549
Other operating expense [b]	36,460	34,164
Depreciation and amortization	21,131	26,786
Other operating items, net [c]	3,176	1,415
Interest (income) expense, net	(1,340)	(708)
Income tax expense	14,794	14,053
Total expenses	$219,032	$215,436

Net income	$60,115	$46,872

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

As of June 30, 2026, the Company has recorded a reserve of $0.1 million for gaming and non-gaming receivables.

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

Property and Equipment, net:

Property and equipment, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Land	$34,688	$34,688
Land improvements	11,636	11,636
Buildings	474,462	474,462
Building improvements	142,803	141,919
Furniture and equipment	271,454	267,924
Construction in progress	13,433	11,526
Right of use assets	12,744	13,255
Leasehold improvements	4,498	4,498
Property and equipment	965,718	959,908
Less accumulated depreciation and amortization	(420,678)	(403,240)
Property and equipment, net	$545,040	$556,668

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

For assets to be held and used, the Company reviews fixed assets for impairment indicators at the end of the fiscal year and whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparable, when available. For the six-month periods ended June 30, 2026 and 2025, respectively, there were no impairment charges.

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

As of June 30, 2026, we had goodwill totaling $25.1 million related to the purchase of Monarch Black Hawk, Inc.

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

The following table summarizes the activity related to contract and contract-related liabilities as of June 30, 2026 and 2025 compared to December 31, 2025 and 2024, respectively:

	June 30,	December 31,	Increase (Decrease)	June 30,	December 31,	Increase (Decrease)
	2026	2025		2025	2024
Contractual Liability
Players Club Liability	$7,530	$7,543	$(13)	$7,935	$8,097	$(162)
Outstanding Chip Liability	1,633	1,945	(312)	1,519	2,298	(779)
Customer Advances and Other	6,353	7,345	(992)	6,242	6,378	(136)
Total Contractual Liability	$15,516	$16,833	$(1,317)	$15,696	$16,773	$(1,077)

Other operating items, net:

Other operating items, net, primarily consist of miscellaneous operating charges or proceeds.

For the three months ended June 30, 2026, Other operating items, net, was $1.6 million and consisted primarily of $1.1 million in accrued interest on the PCL judgment and $0.5 million professional service fees relating to our construction litigation and other legal expenses. For the three months ended June 30, 2025, Other operating items, net, was $0.9 million and represented professional service fees relating to our construction litigation.

For the six months ended June 30, 2026, Other operating items, net, was $3.2 million and consisted primarily of $2.2 million in accrued interest on the PCL judgment, $0.9 million professional service fees relating to our construction litigation and other legal expenses and $0.2 million in lobbing expenses to oppose the expansion of iGaming, offset by $0.1 million in gain on disposal of assets. For the six months ended June 30, 2025, Other operating items, net, was $1.4 million and represented primarily professional service fees relating to our construction litigation.

Impact of Recently Issued Accounting Standards:

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The new guidance amends the existing standard to remove references to various stages of a software development project to better align with current software development methods such as agile programming. The types of costs required to be capitalized has not significantly changed. In addition, the new standard requires the capitalization of costs when (1) management has authorized and committed to funding the project and (2) it is probable that the project will be completed and the software will be used to perform its intended function. ASU 2025-06 is effective for annual reporting periods, beginning after December 15, 2027, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

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

As of June 30, 2026, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (each as defined and discussed in NOTE 5. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The weighted-average incremental borrowing rate of the leases presented in the lease liability as of June 30, 2026, was 4.34%. There were no new leases entered into in the second quarter of 2026.

The weighted-average remaining lease term of the leases presented in the lease liability as of June 30, 2026, was 15.51 years.

Cash paid related to the operating leases presented in the lease liability for each of the six months ended June 30, 2026 and 2025, was $0.8 million.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Casino	$58	$25	$204	$200
Food and beverage	81	61	104	140
Hotel	59	(45)	117	34
Selling, general and administrative	1,923	1,834	3,649	3,628
Total stock-based compensation, before taxes	2,121	1,875	4,074	4,002
Tax benefit	(445)	(394)	(855)	(841)
Total stock-based compensation, net of tax	$1,676	$1,481	$3,219	$3,161

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

	Three months ended June 30,
	2026		2025
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	17,873	$1.82	18,383	$1.47
Effect of dilutive stock options	388	(0.04)	340	(0.03)
Diluted	18,261	$1.78	18,723	$1.44

	Six months ended June 30,
	2026		2025
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	17,858	$3.37	18,416	$2.55
Effect of dilutive stock options	379	(0.07)	360	(0.05)
Diluted	18,237	$3.30	18,776	$2.50

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the weighted assumed proceeds per share as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended June 30, 2026 and 2025, options for approximately 245 thousand and 879 thousand shares, respectively, were excluded from the computation. For the six months ended June 30, 2026 and 2025, options for approximately 274 thousand and 868 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For the three-month periods ended June 30, 2026 and 2025, the Company paid $234 thousand and $187 thousand, respectively, in rent, plus $1 thousand, in operating expenses relating to this lease. For the six-month periods ended June 30, 2026 and 2025, the Company paid $532 thousand and $374 thousand, respectively, in rent, plus $10 thousand and $17 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of June 30, 2026, recognized in the Consolidated Balance Sheet, was $9.0 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For each of the three-month periods ended June 30, 2026 and 2025, the Company paid $124 thousand in rent, plus $9 thousand and $10 thousand, respectively, in operating expenses relating to this lease. For each of the six-month periods ended June 30, 2026 and 2025, the Company paid $248 thousand in rent plus $21 thousand and $26 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of June 30, 2026, recognized in the Consolidated Balance Sheet, was $2.6 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders, and paid $161 thousand and $123 thousand, respectively, for the three-month periods ended June 30, 2026 and 2025, and $324 thousand and $270 thousand, respectively, for the six-month periods ended June 30, 2026 and 2025, for such leases.

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

In addition to other customary covenants for a facility of this nature, as of June 30, 2026, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 1.5:1.0 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1.0. As of June 30, 2026, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.0:1.0 and 257.5:1.0, respectively.

On February 24, 2025, Wells Fargo Bank agreed to waive its right to declare an event of default under the Amended Credit Facility arising out of the February 14, 2025 judgment on the litigation between Monarch and PCL, so long as we strictly comply with each and every other provision of the Amended Credit Facility. We believe that we are in full compliance.

As of June 30, 2026, the Company had no outstanding principal balance under the Amended Credit Facility, a $0.6 million standby letter of credit and $99.4 million remaining available for borrowing.

NOTE 7. TAXES

The excess tax benefits and deficiencies are recognized as income tax expense (income tax benefit) in the Company’s Consolidated Statement of Income. This may result in increased volatility in the Company’s effective tax rate. For the six months ended June 30, 2026 and 2025, the Company’s effective tax rate was 19.7% and 23.1%, respectively. The effective tax rate for the six months ended June 30, 2026 and 2025 was impacted by excess tax benefit on stock option exercises, which were $2.9 million and $0.2 million, respectively.

Deferred tax assets were evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.

As of June 30, 2026, we have recognized an uncertain tax position, inclusive of accrued interest, of $739 thousand, which is included in other long-term liabilities. The total amount of the unrecognized tax benefits that, if recognized, would affect the effective tax rate is $10 thousand. The uncertain tax position results from depreciation taken on property and equipment relating to the ongoing litigation with PCL Construction Services, Inc. No uncertain tax positions were recorded as of June 30, 2025.

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

In the second quarter of 2026, the Company did not purchase shares of its common stock on the open market. As of June 30, 2026, the Company has authorization to purchase up to 971,503 shares under the Repurchase Plan.

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

On February 9, 2023, Monarch Growth, Inc., Monarch Casino & Resort, Inc. and Monarch Black Hawk, Inc. filed a complaint in District Court, City and County of Denver, Colorado, against PCL, in connection with the Company’s now completed expansion of the Monarch Casino Resort Spa Black Hawk. The case is captioned Monarch Growth Inc., et al., v. PCL Construction Services, Inc., Case No. 2023CV30458 (the “Second Denver Lawsuit”). The complaint alleges, among other things, that PCL breached the construction contract, duties of good faith and fair dealing, and implied and express warranties based on defective and/or nonconforming construction work at the project and includes claims for monetary damages as well as equitable and declaratory relief. Monarch alleges that the claims asserted in the Second Denver Lawsuit were neither known nor reasonably discoverable in time to be included in the First Denver Lawsuit. On June 20, 2025, Monarch filed its Third Amended Complaint, adding Douglass Colony Group, Inc., and Amrize Building Envelope LLC f/k/a Holcim Solutions and Product US, LLC f/k/a Firestone Building Products Company LLC (“Amrize”) as defendants and asserting claims against them. On April 14, 2026, the Court held a Case Management Conference and entered an Amended Case Management Order resetting the Second Denver Lawsuit for a ten-day trial to commence on May 17, 2027. On May 26, 2026, Monarch moved for leave to further amend its complaint to assert additional claims against Amrize.

On February 14, 2025, the Court issued its Findings of Fact, Conclusions of Law and Order of Judgment in the First Denver Lawsuit. The Court awarded damages in favor of PCL of $74,772,551 for its claims of breach of contract, breach of implied warranty, and breach of the duty of good faith and fair dealing and $144,894 to the Company for its negligence and gross negligence counterclaims against PCL. The Court entered a single judgment in the amount of the net difference between the cross-judgment and awarded PCL a principal judgment amount of $74,627,657 (the “Judgment”). On February 28, 2025, PCL filed a Motion to Amend the Judgment to Add Prejudgment Interest, which the Court denied on May 23, 2025. On March 14, 2025, PCL filed a Bill of Costs and Motion for Attorneys’ Fees, which the Court denied in their entirety on February 4, 2026.

On May 30, 2025, Monarch filed a Notice of Appeal with the Colorado Court of Appeals of the District Court’s February 14, 2025, Judgment and the District Court’s post-trial orders. On June 13, 2025, PCL filed a Notice of Cross Appeal of the District Court’s denial of PCL’s Motion for Prejudgment Interest. Monarch has posted a bond to stay enforcement of the Judgment pending such appeal.

On November 24, 2025, Monarch filed its Opening Appeal Brief. On January 29, 2026, PCL filed a combined Answer in Opposition to Monarch’s Opening Brief and Opening Cross-Appeal Brief (PCL’s “Opening-Answer”). Because PCL’s Opening-Answer exceeded the word limits permitted under the Court’s rules, PCL filed a motion for leave to file its Opening-Answer in excess of the word limit. On February 10, 2026, the Court of Appeals denied PCL’s Motion, ordered that PCL’s oversized Opening-Answer Brief be stricken, and ordered PCL to file an amended Opening-Answer that is within the word limit by February 24, 2026. PCL filed its Opening-Answer on February 24, 2026, and Monarch filed is Answer-Reply Brief on March 30, 2026, and PCL filed its Reply in Support of PCL’s Cross-Appeal on May 4, 2026. The Court of Appeals will hold oral argument on September 15, 2026. On March 25, 2026, PCL filed a Notice of Cross Appeal of the District Court’s denial of PCL’s Motions for Attorneys’ Fees and Bill of Costs. On July 22, 2026, PCL filed is Opening Brief on its Appeal of the District Court’s denial of PCL’s Bill of Costs.

As of June 30, 2026, the Company has $79.6 million in liability related to the PCL litigation, which are presented in balance sheet as following: $47.0 million in Construction accounts payable and $32.6 million in Accounts payable.

The Company recognized $0.8 million and $1.4 million in construction litigation expense relating to these lawsuits for the six months ended June 30, 2026 and 2025, respectively, which is included in Other operating items, net on the Consolidated Statements of Income.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. Management believes that the amount of any reasonably possible or probable loss for such other known matters would not have a material adverse impact on our financial conditions, cash flow or results of operations; however, the outcome of these actions is inherently difficult to predict.

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

On June 15, 2026, the Company paid a cash dividend of $0.30 per share of its outstanding common stock, to stockholders of record on June 1, 2026. For the six months ended June 30, 2026, the Company paid total of $0.60 per share cash dividend. The cash dividend was part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

On July 20, 2026, the Company announced a cash dividend of $0.30 per share of its outstanding common stock, payable on September 15, 2026, to stockholders of record on September 1, 2026. This cash dividend is part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

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

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2026 and 2025

For the three months ended June 30, 2026, our net income totaled $32.5 million, or $1.78 per diluted share, compared to net income of $27.0 million, or $1.44 per diluted share, for the same period in 2025, reflecting a 20.4% and 23.6% increase in net income and diluted earnings per share, respectively. Net revenues in the three months ended June 30, 2026, totaled $142.6 million, an increase of $5.7 million, or 4.2%, compared to the three months ended June 30, 2025. Income from operations for the three months ended June 30, 2026, totaled $38.6 million compared to income from operations of $34.9 million for the same period in 2025.

Casino revenue increased 2.5% in the second quarter of 2026 compared to the second quarter of 2025. The increase in casino revenue was driven primarily by the continued increase in visitation and gaming volume. Casino operating expense as a percentage of casino revenue slightly decreased to 35.5% for the three months ended June 30, 2026, compared to 35.7% for the three months ended June 30, 2025, primarily due to improved labor management and operational efficiency.

Food and beverage revenue for the second quarter of 2026 increased 3.1% compared to the second quarter of 2025 due to 2.0% increase in food and beverage revenue per cover, combined with a 1.1% increase in food and beverage covers. Food and beverage operating expense as a percentage of food and beverage revenue in the second quarter of 2026 increased to 72.9% compared to 70.3% in the second quarter of 2025 due primarily to increase in labor and product cost per cover.

Hotel revenue increased 13.0% in the second quarter of 2026 compared to the same quarter of 2025 as a result of increase in occupancy percentage to 83.7% during the second quarter of 2026 compared to 79.6% during the second quarter of 2025 resulting from improved convention group business in the current year and increase in ADR by $7.01 ($196.43 in the second quarter of 2026 and $189.42 in the second quarter of 2025). Hotel RevPAR was $177.94 and $162.57 for the three months ended June 30, 2026 and 2025, respectively. Hotel operating expense as a percentage of hotel revenue decreased to 32.1% in the second quarter of 2026 compared to 34.3% for the comparable prior year period primarily due to increase in the ADR and decrease in expenses per occupied room.

Other revenue increased 4.5% in the second quarter of 2026 compared to the same prior year period primarily due to increases in commission revenues at both properties and spa revenue at Monarch Black Hawk.

SG&A expense increased to $28.6 million in the second quarter of 2026 from $26.8 million in the second quarter of 2025. As a percentage of net revenue, SG&A expense increased to 20.0% in the second quarter of 2026 compared to 19.6% in the same period in 2025. The increase in SG&A expenses is primarily result of increase in payroll tax as a result of stock option exercises, legal expenses, property taxes and repair and maintenance expenses.

Depreciation and amortization expense decreased to $10.7 million for the three months ended June 30, 2026, compared to $13.6 million for the same prior year period, due to assets placed into service in the fourth quarter of 2020, with the opening of the hotel tower at Monarch Black Hawk, becoming fully depreciated by the fourth quarter of 2025.

We recognized $0.4 million and $0.9 million for the three months ended June 30, 2026, and 2025, respectively, in professional service fees relating to our construction litigation. In the second quarter of 2026, we accrued $1.1 million in interest on the PCL judgment that we are disputing.

In the second quarter of 2026 and 2025, we recognized $07 million and $0.4 million, respectively, of interest income, net of interest expense.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2026 and 2025

For the six months ended June 30, 2026, we had a net income of $60.1 million, or $3.30 per diluted share, compared to net income of $46.9 million, or $2.50 per diluted share for the same period in 2025, reflecting a 28.3% and 32.0% increase in net income and diluted earnings per share, respectively. Net revenues in the six months ended June 30, 2026, totaled $279.1 million, an increase of 6.4%, compared to the six months ended June 30, 2025. Income from operations for the six months ended June 30, 2026 totaled $73.6 million compared to $60.2 million income from operations for the same period in 2025.

Casino revenue increased 5.8% in the first six months of 2026 compared to the first six months of 2025 and was driven by an increase in visitation and gaming volume. Casino operating expense as a percentage of casino revenue decreased to 35.7% for the six months ended June 30, 2026 compared to 36.7% for the six months ended June 30, 2025 primarily as a result of operational improvements and efficiencies.

Food and beverage revenue for the first six months of 2026 increased 4.3% compared to the 2025 same period due to a 3.2% increase in food and beverage revenue per cover, combined with an increase of food and beverage covers by 1.1%. Food and beverage operating expense as a percentage of food and beverage revenue increased in the first six months of 2026 to 72.8% from 72.2% for the same period in 2025 primarily to increase in labor and product cost per cover.

Hotel revenue increased 13.2% in the first six months of 2026 compared to the first six months of 2025 primarily due to an increase in occupancy from 80.2% during the first six months of 2025 to 81.7% during the same period of 2026. ADR slightly increased by $0.04, from $190.76 in the first six months of 2025 to $190.80 in the first six months of 2026. RevPAR was $168.03 for the first six months of 2026 and $164.91 for the first six months of 2025. Hotel operating expense as a percentage of hotel revenue decreased to 33.9% in the first six months of 2026 compared to 35.9% for the comparable prior year period primarily as a result of decrease in labor and other operating expenses per occupied room.

Other revenue increased 5.5% in the first six months of 2026 compared to the same prior year period.

SG&A expense increased to $56.3 million in the first six months of 2026 from $54.0 million in the first six months of 2025 primarily. The increase in SG&A expenses is primarily result of increase in payroll tax as a result of stock option exercises, legal expenses, repair and maintenance and property taxes expenses. As a percentage of net revenue, SG&A expense decreased to 20.2% in the first six months of 2026 compared to 20.6% in the same period in 2025.

Depreciation and amortization expense increased to $21.1 million for the six months ended June 30, 2026 compared to $26.8 million for the same prior year period, due to assets placed into service in the fourth quarter of 2020, with the opening of the hotel tower at Monarch Black Hawk, becoming fully depreciated by the fourth quarter of 2025.

During the first six months of 2026 we recognized $0.8 million in professional services fees relating to our construction litigation. During the first six months of 2025, we recognized $1.4 million in professional services fees relating to our construction litigation. During the first six months of 2026, we accrued $2.2 million in interest on the PCL judgment that we are disputing.

During the first six months of 2026, we recognized $1.3 million of interest income, net of interest expense. During the first six months of 2025, we recognized $0.7 million of interest income, net of interest expense.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high quality product to our guests.

Cash paid for capital expenditures for the six-month periods ended June 30, 2026 and 2025 totaled $12.6 million and $28.4 million, respectively. During the six-month periods ended June 30, 2025 capital expenditures related primarily to the redesign and upgrade of hotel rooms in the third tower at Atlantis. During each of the six-month periods ended June 30, 2026 and 2025, capital expenditures also included acquisition of gaming, and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk and for properties enhancements.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facility.

For the six months ended June 30, 2026, net cash provided by operating activities totaled $79.2 million, compared to net cash provided by operating activities of $70.6 million in the same prior year period. This increase was primarily a result of an increase in net income.

Net cash used in investing activities totaled $12.4 million and $28.4 million during each of the six months ended June 30, 2026 and 2025, respectively. Net cash used in investing activities during the first six months of 2025 consisted primarily of cash used for the redesign and upgrade of hotel rooms in the third tower at Atlantis. Net cash used in investing activities during each of the first six months of 2026 and 2025 also included cash used for acquisition of gaming, and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk and for properties enhancements.

Net cash used in financing activities in the first six months of 2026 totaled $25.1 million and consisted of $17.5 million cash used for purchase of Company stock under the Repurchase Plan and $10.7 million used for payment of dividends, partially offset by $3.1 million of net proceeds from stock options exercise. Net cash used in financing activities in the first six months of 2025 totaled $29.4 million and consisted of $20.0 million cash used for purchase of Company stock under the Repurchase Plan and $11.0 million used for payment of dividends, partially offset by $1.6 million of net proceeds from stock options exercise.

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

In addition to other customary covenants for a facility of this nature, as of June 30, 2026, we were required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 1.5:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1.0. As of June 30, 2026, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.0:1.0 and 257.5:1.0, respectively.

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

We believe that our anticipated operating cash flows will be sufficient to sustain operations for the twelve months from the filing of this Form 10-Q for the quarter ended June 30, 2026 and fulfill our capital expenditure plans and authorized dividend distributions. However financial, economic, competitive, regulatory, and other factors, many of which are beyond our control, could negatively impact our operations. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

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

As of June 30, 2026, we had no outstanding balance under our Amended Credit Facility. Our current primary market risk exposure, when we incur and have outstanding debt is interest rate risk relating to the impact of interest rate movements under our Amended Credit Facility.

See “Liquidity and Capital Resources” in Item 2 above for further discussion of our Amended Credit Facility and capital structure.

We have not entered into derivative financial instruments for trading or speculative purposes.

We do not have any cash or cash equivalents as of June 30, 2026 that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the six-months period ended June 30, 2026, the Company implemented Workday for the human resources and payroll functions. The changes did not materially affect or are reasonably not likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: July 28, 2026	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)