Form 10-Q
period 2026-09-30
MONARCH CASINO & RESORT INC
filed 2026-10-30
CIK 907242

c

c

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,635,985 shares of common stock are outstanding as of October 28, 2026.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
Casino	$82,836	$80,130	$244,122	$232,614
Food and beverage	34,267	33,842	99,147	96,055
Hotel	22,687	22,494	63,228	58,312
Other	6,475	6,348	18,915	18,141
Net revenues	146,265	142,814	425,412	405,122

Operating expenses
Casino	29,672	28,688	87,325	84,654
Food and beverage	23,839	23,655	71,065	68,600
Hotel	7,108	7,070	20,850	19,922
Other	3,256	3,123	9,588	9,274
Selling, general and administrative	28,996	27,508	85,314	81,484
Depreciation and amortization	10,816	14,056	31,947	40,842
Other operating items, net	1,303	541	4,479	1,956
Total operating expenses	104,990	104,641	310,568	306,732
Income from operations	41,275	38,173	114,844	98,390

Other income (expense)
Interest income, net	829	575	2,169	1,283

Income before income taxes	42,104	38,748	117,013	99,673
Provision for income taxes	(10,099)	(7,172)	(24,893)	(21,225)
Net income	$32,005	$31,576	$92,120	$78,448

Earnings per share of common stock
Net income
Basic	$1.80	$1.73	$5.17	$4.27
Diluted	$1.76	$1.69	$5.06	$4.18

Weighted average number of common shares and potential common shares outstanding
Basic	17,776	18,297	17,830	18,376
Diluted	18,148	18,736	18,215	18,752

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$137,407	$96,468
Receivables, net of provision for credit losses	9,093	11,067
Income taxes receivable	2,861	3,013
Inventories	7,946	9,089
Prepaid expenses and other	8,749	9,616
Total current assets	166,056	129,253
Property and equipment, net	542,997	556,668
Goodwill	25,111	25,111
Intangible and other assets, net	1,892	1,817
Total assets	$736,056	$712,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$44,441	$44,924
Construction accounts payable	47,547	50,209
Accrued expenses	49,296	54,049
Short-term lease liability	961	1,019
Total current liabilities	142,245	150,201
Deferred income taxes	11,626	11,626
Long-term lease liability	11,638	12,279
Other long-term liability	1,073	1,073
Total liabilities	166,582	175,179
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 19,843,372 shares issued and 17,635,985 outstanding at September 30, 2026; 19,544,290 shares issued and 17,819,020 outstanding at December 31, 2025	198	195
Additional paid-in capital	86,654	76,038
Treasury stock, 2,207,387 shares at September 30, 2026, and 1,725,270 shares at December 31, 2025,	(191,317)	(136,411)
Retained earnings	673,939	597,848
Total stockholders’ equity	569,474	537,670
Total liabilities and stockholders’ equity	$736,056	$712,849

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares, Unaudited)

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2026	17,819,020	$195	$76,038	$597,848	$(136,411)	$537,670
Exercise of stock options, net	102,321	1	5,726	—	—	5,727
Stock-based compensation expense	—	—	1,953	—	—	1,953
Purchase of company common stock	(181,258)	—	—	—	(17,731)	(17,731)
Dividend payment	—	—	—	(5,362)	—	(5,362)
Net income	—	—	—	27,592	—	27,592
Balance, March 31, 2026	17,740,083	$196	$83,717	$620,078	$(154,142)	$549,849
Exercise of stock options, net	182,438	2	(2,562)	—	212	(2,348)
Stock-based compensation expense	—	—	2,121	—	—	2,121
Dividend payment	—	—	—	(5,376)	—	(5,376)
Net income	—	—	—	32,523	—	32,523
Balance, June 30, 2026	17,922,521	$198	$83,276	$647,225	$(153,930)	$576,769
Exercise of stock options, net	14,323	—	754	—	(212)	542
Stock-based compensation expense	—	—	2,624	—	—	2,624
Purchase of company common stock	(300,859)	—	—	—	(37,175)	(37,175)
Dividend payment	—	—	—	(5,291)	—	(5,291)
Net income	—	—	—	32,005	—	32,005
Balance, September 30, 2026	17,635,985	$198	$86,654	$673,939	$(191,317)	$569,474

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance, January 1, 2025	18,436,540	$193	$62,891	$518,350	$(63,686)	$517,748
Exercise of stock options, net	29,866	1	1,433	—	—	1,434
Stock-based compensation expense	—	—	2,127	—	—	2,127
Dividend payment	—	—	—	(5,538)	—	(5,538)
Net income	—	—	—	19,864	—	19,864
Balance, March 31, 2025	18,466,406	$194	$66,451	$532,676	$(63,686)	$535,635
Exercise of stock options, net	7,766	—	244	—	—	244
Stock-based compensation expense	—	—	1,875	—	—	1,875
Purchase of company common stock	(240,395)	—	—	—	(20,014)	(20,014)
Dividend payment	—	—	—	(5,501)	—	(5,501)
Net income	—	—	—	27,008	—	27,008
Balance, June 30, 2025	18,233,777	$194	$68,570	$554,183	$(83,700)	$539,247
Exercise of stock options, net	127,683	1	2,277	—	—	2,278
Stock-based compensation expense	—	—	2,078	—	—	2,078
Purchase of company common stock	(111,169)	—	—	—	(11,306)	(11,306)
Dividend payment	—	—	—	(5,497)	—	(5,497)
Net income	—	—	—	31,576	—	31,576
Balance, September 30, 2025	18,250,291	$195	$72,925	$580,262	$(95,006)	$558,376

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$92,120	$78,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,947	40,842
Amortization of deferred loan costs	96	130
Stock-based compensation - stock options	6,698	6,080
Provision for bad debts	87	30
(Gain) loss on disposition of assets	(143)	23
Non-cash operating lease expense	6	(15)
Changes in operating assets and liabilities:
Receivables	1,887	1,277
Income taxes receivable	152	1,575
Inventories	1,143	817
Prepaid expenses and other	1,286	318
Accounts payable	(483)	(660)
Accrued expenses	(4,753)	(2,253)
Net cash provided by operating activities	130,043	126,612
Cash flows from investing activities:
Proceeds from sale of assets	213	25
Change in construction accounts payable	(2,662)	(3,459)
Acquisition of property and equipment	(19,641)	(30,399)
Net cash used in investing activities	(22,090)	(33,833)
Cash flows from financing activities:
Proceeds from exercise of stock options	11,339	6,259
Payroll taxes from net exercise of stock options	(7,418)	(2,303)
Payment of dividends	(16,029)	(16,536)
Purchase of company common stock	(54,906)	(31,320)
Net cash used in financing activities	(67,014)	(43,900)

Change in cash and cash equivalents	40,939	48,879
Cash and cash equivalents at beginning of period	96,468	58,760
Cash and cash equivalents at end of period	$137,407	$107,639

Supplemental disclosure of cash flow information:
Cash paid for interest	$185	$186
Cash paid for income taxes	$24,760	$19,650

The Notes to the Consolidated Financial Statements are an integral part of these statements.

MONARCH CASINO & RESORT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

Interim Financial Statements:

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments considered necessary for a fair presentation, consisting of normal recurring accruals, are reflected in the interim financial statements. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and nine-month periods ended September 30, 2026 and 2025. Operating results for the three- and nine-months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The balance sheet at December 31, 2025, has been derived from the audited consolidated financial statements of the Company at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

Segment Reporting:

The accounting guidance for disclosures about segments of an enterprise and related information requires separate financial information to be disclosed for all reporting segments of a business. The Company determined that the Company’s two operating segments, Atlantis and Monarch Black Hawk, meet all of the aggregation criteria stipulated by Accounting Standards Codification (“ASC”) 280-10-50-11. The Company views each property as an operating segment and the two operating segments have been aggregated into one reporting segment.

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

	Nine Months Ended September 30,
	2026	2025
Net revenues	$425,412	$405,122
Operating Expenses
Labor expense	120,593	117,708
Cost of sales	34,220	33,167
Tax and license expense [a]	63,164	60,078
Other operating expense [b]	56,165	52,981
Depreciation and amortization	31,947	40,842
Other operating items, net [c]	4,479	1,956
Interest (income) expense, net	(2,169)	(1,283)
Income tax expense	24,893	21,225
Total expenses	$333,292	$326,674

Net income	$92,120	$78,448

[a] Tax and license includes gaming taxes and licenses, commerce taxes, use taxes and property taxes.

[b] Other operating expenses includes expenses for casino, food and beverage, hotel, other, selling general and administrative expenses, excluding labor expense, cost of sales, tax and license expense.

[c] Other operating items, net includes construction litigation expenses, lobbying expenses, and (gain) loss on disposition of assets.

Concentrations of Credit Risk and Credit Losses:

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of bank deposits and trade receivables.

The Company accounts for credit losses in accordance with Accounting Standards Update (“ASU”) 2016-13 using a forward-looking expected loss model.

The Company maintains its surplus cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

The Company extends short-term credit to its gaming customers. Such credit is non-interest bearing and is due on demand. In addition, the Company also has receivables due from hotel guests and convention groups and events, which are primarily secured with a credit card. A provision for current expected credit losses is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The provision is estimated based on historical collection experience, specific review of individual customer accounts, current economic and business conditions and management’s expectations of future economic and business conditions. The provision is applied even when the risk of credit loss is remote. When a situation warrants, the Company may create a specific identification reserve for high collection risk receivables. The Company writes off its uncollectible receivables once all efforts have been made to collect such receivables. Recoveries of accounts previously written off are recorded when received. Concentrations of credit risk with respect to gaming and non-gaming receivables are limited due to the large number of customers comprising the Company’s customer base. Historically, the Company has not incurred any significant credit-related losses.

As of September 30, 2026, the Company has recorded a provision of $0.1 million for gaming and non-gaming receivables.

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

Property and Equipment, net:

Property and equipment, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Land	$36,867	$34,688
Land improvements	11,653	11,636
Buildings	476,054	474,462
Building improvements	142,873	141,919
Furniture and equipment	272,384	267,924
Construction in progress	14,714	11,526
Right of use assets	12,549	13,255
Leasehold improvements	4,498	4,498
Property and equipment	971,592	959,908
Less accumulated depreciation and amortization	(428,595)	(403,240)
Property and equipment, net	$542,997	$556,668

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

For assets to be held and used, the Company reviews fixed assets for impairment indicators at the end of the fiscal year and whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, the impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparable, when available. For the nine-month periods ended September 30, 2026, and 2025, respectively, there were no impairment charges.

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

As of September 30, 2026, we had goodwill totaling $25.1 million related to the Monarch Black Hawk segment.

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

Food and Beverage, Hotel and Other (retail) Revenues: Food and Beverage, Hotel and Other Revenues in general are recognized when products are delivered or services are performed. The Company recognizes revenue related to the products and services associated with the players’ points’ redemptions at the time products are delivered or services are performed, with corresponding reduction in the deferred revenue, at SSP. Other complimentaries in conjunction with the gaming and other business are also valued at SSP. Hotel revenue is presented net of non-third-party rebates and commissions. The cost of providing these complimentary goods and services are included as expenses within their respective categories.

Other Revenues: Other revenues (excluding retail) primarily consist of commissions received on ATM transactions and cash advances, which are recorded on a net basis as the Company represents the agent in its relationship with the third-party service providers, and commissions and fees received in connection with pari-mutuel wagering, which are also recorded on a net basis.

Sales and other taxes: Sales taxes and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in revenues or operating expenses. In addition, tips and other gratuities, excluding service charges, collected from customers on behalf of the Company’s employees, are also accounted for on a net basis and are not included in revenues or operating expenses.

Outstanding chip liability: Outstanding chip liability represents the amounts owed in exchange for gaming chips held by a customer, which can be redeemed by the customers at any time.

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

The following table summarizes the activity related to contract and contract-related liabilities as of September 30, 2026, and 2025 compared to December 31, 2025, and 2024, respectively:

	September 30,	December 31,	Increase (Decrease)	September 30,	December 31,	Increase (Decrease)
	2026	2025		2025	2024
Contract Liability
Players Club Liability	$7,904	$7,543	$361	$7,746	$8,097	$(351)
Outstanding Chip Liability	2,008	1,945	63	1,740	2,298	(558)
Customer Advances and Other	6,743	7,345	(602)	6,505	6,378	127
Total Contract Liability	$16,655	$16,833	$(178)	$15,991	$16,773	$(782)

Other operating items, net:

Other operating items, net, primarily consist of miscellaneous operating charges or proceeds.

For the three months ended September 30, 2026, Other operating items, net, was $1.3 million and consisted primarily of $1.1 million in accrued interest on the PCL judgment and $0.2 million professional service fees relating to our construction litigation and other legal expenses. For the three months ended September 30, 2025, Other operating items, net, was $0.5 million and represented professional service fees relating to our construction litigation.

For the nine months ended September 30, 2026, Other operating items, net, was $4.5 million and consisted primarily of $3.3 million in accrued interest on the PCL judgment, $1.1 million professional service fees relating to our construction litigation and other legal expenses and $0.2 million in lobbing expenses to oppose the expansion of iGaming, offset by $0.1 million in gain on disposal of assets. For the nine months ended September 30, 2025, Other operating items, net, was $1.9 million and represented primarily professional service fees relating to our construction litigation.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The new guidance amends the existing standard to remove references to various stages of a software development project to better align with current software development methods such as agile programming. The types of costs required to be capitalized have not significantly changed. In addition, the new standard requires the capitalization of costs when (1) management has authorized and committed to funding the project and (2) it is probable that the project will be completed and the software will be used to perform its intended function. ASU 2025-06 is effective for annual reporting periods, beginning after December 15, 2027, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments are required to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

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

NOTE 2. ACCOUNTING FOR LEASES

For operating leases with terms greater than 12 months, the Company records the related assets and obligations at the present value of the lease payments over the lease term. Certain of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into its determination of lease payments when appropriate. As permitted by ASC 842, the Company elected not to separate non-lease components from their related lease components.

As of September 30, 2026, the Company’s right of use assets consisted of the Parking Lot Lease, the Driveway Lease (each as defined and discussed in NOTE 5. RELATED PARTY TRANSACTIONS), as well as certain billboard leases.

The weighted-average incremental borrowing rate of the leases presented in the lease liability as of September 30, 2026, was 4.34%. There were no new leases entered into in the third quarter of 2026.

The weighted-average remaining lease term of the leases presented in the lease liability as of September 30, 2026, was 15.32 years.

Cash paid related to the operating leases presented in the lease liability for each of the nine months ended September 30, 2026, and 2025, were $1.2 million and $0.8 million, respectively.

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

Reported stock-based compensation expense was classified as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Casino	$126	$115	$330	$315
Food and beverage	60	62	164	202
Hotel	93	84	210	118
Selling, general and administrative	2,345	1,817	5,994	5,445
Total stock-based compensation, before taxes	2,624	2,078	6,698	6,080
Tax benefit	(551)	(436)	(1,406)	(1,277)
Total stock-based compensation, net of tax	$2,073	$1,642	$5,292	$4,803

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

	Three months ended September 30,
	2026		2025
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	17,776	$1.80	18,297	$1.73
Effect of dilutive stock options	372	(0.04)	439	(0.04)
Diluted	18,148	$1.76	18,736	$1.69

	Nine months ended September 30,
	2026		2025
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic	17,830	$5.17	18,376	$4.27
Effect of dilutive stock options	385	(0.11)	376	(0.09)
Diluted	18,215	$5.06	18,752	$4.18

Excluded from the computation of diluted earnings per share are options where the exercise prices are greater than the weighted assumed proceeds per share as their effects would be anti-dilutive in the computation of diluted earnings per share. For the three months ended September 30, 2026, and 2025, options for approximately 346 thousand and 359 thousand shares, respectively, were excluded from the computation. For the nine months ended September 30, 2026, and 2025, options for approximately 292 thousand and 637 thousand shares, respectively, were excluded from the computation.

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

On August 28, 2015, Monarch, through its subsidiary Golden Road Motor Inn, Inc., entered into a 20-year lease agreement with BLI for a portion of the Shopping Center (the “Parking Lot Lease”). This lease gives the Atlantis the right to use a parcel, approximately 4.2 acres, adjacent to the Atlantis. The primary purpose of the Parking Lot Lease is to provide additional, convenient, Atlantis surface parking. The minimum annual rent under the Parking Lot Lease is $695 thousand commencing on November 17, 2015. The minimum annual rent is subject to a cost of living adjustment increase on each five-year anniversary. In addition, the Company is responsible for the payment of property taxes, utilities and maintenance expenses related to the leased property. The Company has an option to renew the Parking Lot Lease for an additional ten-year term. If the Company elects not to exercise its renewal option, the Company will be obligated to pay BLI $1.6 million. For the three-month periods ended September 30, 2026, and 2025, the Company paid $234 thousand and $187 thousand, respectively, in rent, plus $1 thousand and $9 thousand, respectively, in operating expenses relating to this lease. For the nine-month periods ended September 30, 2026, and 2025, the Company paid $767 thousand and $561 thousand, respectively, in rent, plus $11 thousand and $26 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of September 30, 2026, recognized in the Consolidated Balance Sheet, was $9.0 million.

In addition, the Atlantis shares a driveway with the Shopping Center and leases approximately 37,400 square feet from BLI (the “Driveway Lease”) for an initial lease term of 15 years, which commenced on September 30, 2004, at an original annual rent of $300 thousand plus common area expenses. The annual rent is subject to a cost of living adjustment increase on each five-year anniversary of the Driveway Lease. Effective August 28, 2015, in connection with the Company entering into the Parking Lot Lease, the Driveway Lease was amended to: (i) make the Company solely responsible for the operation and maintenance costs of the shared driveway (including the fountains thereon); (ii) eliminate the Company’s obligation to reimburse the Shopping Center for its proportionate share of common area expenses; and (iii) exercise the three successive five-year renewal terms beyond the initial 15-year term in the existing Driveway Lease. At the end of the renewal terms, the Company has the option to purchase the leased driveway section of the Shopping Center. For each of the three-month periods ended September 30, 2026, and 2025, the Company paid $124 thousand in rent, plus $11 thousand and $12 thousand, respectively, in operating expenses relating to this lease. For each of the nine-month periods ended September 30, 2026, and 2025, the Company paid $372 thousand in rent plus $32 thousand and $38 thousand, respectively, in operating expenses relating to this lease. The right of use asset and lease liability balances as of September 30, 2026, recognized in the Consolidated Balance Sheet, was $2.5 million.

The Company occasionally leases billboard advertising, storage space and parking lot space from affiliates controlled by the Farahi Family Stockholders, and paid $138 thousand and $123 thousand, respectively, for the three-month periods ended September 30, 2026, and 2025, and $462 thousand and $393 thousand, respectively, for the nine-month periods ended September 30, 2026, and 2025, for such leases.

NOTE 6. LONG-TERM DEBT

On December 31, 2024, the Company entered into the Sixth Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Facility amends and restates the Company’s $100.0 million credit facility, dated as of February 1, 2023 (the “Prior Facility”).

The Amended Credit Facility extends the maturity date to January 1, 2028, and removes the lien on real property under the Prior Facility. Additionally, the interest rate under the Amended Credit Facility is either SOFR (the Secured Overnight Financing Rate) plus a margin of 1.25% or the Base Rate (as defined in the Amended Credit Facility) plus a margin of 0.25%. The Commitment Fee Percentage (as defined in the Amended Credit Facility) was revised to be 0.25% per annum.

In addition to other customary covenants for a facility of this nature, as of September 30, 2026, the Company is required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 1.5:1.0 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1.0. As of September 30, 2026, the Company’s Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.0:1.0 and 114.5:1.0, respectively.

On February 24, 2025, Wells Fargo Bank agreed to waive its right to declare an event of default under the Amended Credit Facility arising out of the February 14, 2025 judgment on the litigation between Monarch and PCL, so long as we strictly comply with each and every other provision of the Amended Credit Facility. We believe that we are in full compliance.

As of September 30, 2026, the Company had no outstanding principal balance under the Amended Credit Facility, a $0.6 million standby letter of credit and $99.4 million remaining available for borrowing.

NOTE 7. TAXES

For each of the nine months ended September 30, 2026, and 2025, the Company’s effective tax rate was 21.3%.

The excess tax benefits and deficiencies are recognized as income tax expense (income tax benefit) in the Company’s Consolidated Statement of Income. This may result in increased volatility in the Company’s effective tax rate.

Deferred tax assets were evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.

As of September 30, 2026, we have recognized an uncertain tax position, inclusive of accrued interest, of $739 thousand, which is included in other long-term liabilities. The total amount of the unrecognized tax benefits that, if recognized, would affect the effective tax rate is $10 thousand. The uncertain tax position results from depreciation taken on property and equipment relating to the ongoing litigation with PCL Construction Services, Inc. No uncertain tax positions were recorded as of September 30, 2025.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law, making permanent certain key elements of the Tax Cuts and Jobs Act that are applicable to the Company, including 100% bonus depreciation.

NOTE 8. STOCK REPURCHASE PLAN

On October 22, 2014, the board of directors of Monarch authorized a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, the board of directors authorized a program to repurchase up to 3,000,000 shares of the Company’s common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other factors. The Repurchase Plan does not obligate the Company to acquire any particular amount of common stock, and the plan may be suspended at any time at the Company’s discretion, and it will continue until exhausted. The actual timing, number and value of shares repurchased under the repurchase program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market economic conditions and applicable legal requirements.

In the third quarter of 2026, under its existing Repurchase Plan, the Company purchased 300,859 shares of its common stock on the open market for an aggregate purchase cost of $37 million. As of September 30, 2026, the Company has authorization to purchase up to 670,644 shares under the Repurchase Plan.

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

Monarch filed its answer and counterclaims to PCL’s second amended complaint in the Gilpin Lawsuit on July 15, 2021. On October 18, 2021, the judge in the Gilpin Lawsuit granted a Joint Motion to Stay Proceedings filed by PCL and majority of the subcontractor defendants pending the outcome of the First Denver Lawsuit, Case No. 2019CV33368. On September 1, 2026, the judge in the Gilpin Lawsuit granted a Motion brought by one of the lien claimants to lift the stay effective September 16, 2026, and subsequently set a case management conference for January 22, 2027. We are currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

On February 9, 2023, Monarch Growth, Inc., Monarch Casino & Resort, Inc. and Monarch Black Hawk, Inc. filed a complaint in District Court, City and County of Denver, Colorado, against PCL, in connection with the Company’s now completed expansion of the Monarch Casino Resort Spa Black Hawk. The case is captioned Monarch Growth Inc., et al., v. PCL Construction Services, Inc., Case No. 2023CV30458 (the “Second Denver Lawsuit”). The complaint alleges, among other things, that PCL breached the construction contract, duties of good faith and fair dealing, and implied and express warranties based on defective and/or nonconforming construction work at the project and includes claims for monetary damages as well as equitable and declaratory relief. Monarch alleges that the claims asserted in the Second Denver Lawsuit were neither known nor reasonably discoverable in time to be included in the First Denver Lawsuit. On June 20, 2025, Monarch filed its Third Amended Complaint, adding Douglass Colony Group, Inc., and Amrize Building Envelope LLC f/k/a Holcim Solutions and Product US, LLC f/k/a Firestone Building Products Company LLC (“Amrize”) as defendants and asserting claims against them. On April 14, 2026, the Court held a Case Management Conference and entered an Amended Case Management Order resetting the Second Denver Lawsuit for a ten-day trial to commence on May 17, 2027. On May 26, 2026, Monarch moved for leave to further amend its complaint to assert additional claims against Amrize. On September 11, 2026, the Court denied Monarch’s Motion for Leave to File a Fourth Amended Complaint.

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

On May 30, 2025, Monarch filed a Notice of Appeal with the Colorado Court of Appeals of the District Court’s February 14, 2025, Judgment and the District Court’s post-trial orders (Court of Appeals Case No. 2025CA999). On June 13, 2025, PCL filed a Notice of Cross Appeal of the District Court’s denial of PCL’s Motion for Prejudgment Interest. Monarch has posted a bond to stay enforcement of the Judgment pending such appeal.

On November 24, 2025, Monarch filed its Opening Appeal Brief. On January 29, 2026, PCL filed a combined Answer in Opposition to Monarch’s Opening Brief and Opening Cross-Appeal Brief (PCL’s “Opening-Answer”). Because PCL’s Opening-Answer exceeded the word limits permitted under the Court’s rules, PCL filed a motion for leave to file its Opening-Answer in excess of the word limit. On February 10, 2026, the Court of Appeals denied PCL’s Motion, ordered that PCL’s oversized Opening-Answer Brief be stricken, and ordered PCL to file an amended Opening-Answer that is within the word limit by February 24, 2026. PCL filed its Opening-Answer on February 24, 2026, and Monarch filed is Answer-Reply Brief on March 30, 2026, and PCL filed its Reply in Support of PCL’s Cross-Appeal on May 4, 2026. The Court of Appeals held oral argument on September 15, 2026.

On March 25, 2026, PCL filed a Notice of Cross Appeal of the District Court’s denial of PCL’s Motions for Attorneys’ Fees and Bill of Costs (Court of Appeals Case No. 2026CA584). On July 22, 2026, PCL filed is Opening Brief on its Appeal of the District Court’s denial of PCL’s Bill of Costs. Monarch filed its Answer Brief on October 28, 2026. Unless extensions are granted, PCL’s Reply Brief will be due on November 18, 2026.

As of September 30, 2026, the Company has $80.7 million in liability related to the PCL litigation, which are presented in balance sheet as following: $47.0 million in Construction accounts payable and $33.7 million in Accounts payable.

The Company recognized $0.9 million and $1.9 million in construction litigation expense relating to these lawsuits for the nine months ended September 30, 2026, and 2025, respectively, which is included in Other operating items, net on the Consolidated Statements of Income.

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

NOTE 10. DIVIDENDS

On February 7, 2023, the Company announced that the Company’s Board of Directors approved the initiation of an Annual Dividend policy for the payment of an annual dividend in the amount of $1.20 per outstanding share of Common Stock, commencing in the third quarter of 2023. These dividends are paid quarterly on the 15th day of the third month of the applicable calendar quarter (or, if such date is not a trading day, then the first trading day immediately thereafter such date) to those stockholders of record on the 1st day of the third month of the applicable calendar quarter (or, if such date is not a trading day, then the first trading day immediately thereafter such date).

On September 15, 2026, the Company paid a cash dividend of $0.30 per share of its outstanding common stock, to stockholders of record on September 1, 2026. For the nine months ended September 30, 2026, the Company paid total of $0.90 per share cash dividend. The cash dividend was part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

On October 27, 2026, the Company announced a cash dividend of $0.30 per share of its outstanding common stock, payable on December 15, 2026, to stockholders of record on December 1, 2026. This cash dividend is part of the previously announced annual cash dividend of $1.20 per share payable in quarterly payments.

The Company’s declaration of each cash dividend amount shall be subject to the Board’s review of the then-current financial statements of the Company, available acquisition opportunities and other prudent uses of the Company’s cash resources. As such, the Board of Directors may suspend the dividend program at any time, and no assurances can be given that a quarterly dividend will be paid.

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

Atlantis: We continuously upgrade our property. With quality gaming, hotel and dining products, we believe Atlantis is well positioned to benefit from future macro and local economic growth. Reno remains a healthy local-oriented market, but at the same time a very competitive market. The market’s employment growth is broad based, and we expect this positive indicator will support the continued strength of our business at Atlantis. At the same time, the tight employment environment has created labor challenges, including wage inflation, which we continue to actively manage. In addition, we are facing increased competition from the continued growth of California tribal gaming and an extremely competitive promotional environment in Northern Nevada. The inflationary pressures, combined with continued aggressive marketing programs by our competitors, may disrupt Atlantis’ revenue growth, operating costs management and profit margins improvement.

Monarch Black Hawk: Monarch Black Hawk is the first property encountered by visitors arriving from Denver and other major population centers via Colorado State Highway 119. The Denver metro economy remains strong with higher than the national average per capita personal income. Monarch Black Hawk is positioned to leverage the best in the market property amenities, the elimination of betting limits and new game types in Black Hawk, Colorado, as well as to benefit from the growing state-wide online and retail sports betting. Monarch Black Hawk also is experiencing labor challenges, resulting from the distance to the staffing filter markets of Golden, Colorado and the Denver Metro area. We continue to attract high-value players from Denver and Boulder metro areas, who had previously traveled to other markets, such as Las Vegas, for a high-end casino entertainment experience. We believe that the quality of our product and exceptional guest service will meet the demand of the high-end segment of the market and will increase revenue and accelerate market share.

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

Food and Beverage revenue KPI: The main KPIs in managing our food and beverage (“F&B”) operations are covers and average revenue per cover. A cover represents the number of guests served and is an indicator of volume. Average revenue per cover represents the average amount spent per food and beverage outlets served guests. Changes in the average revenue per cover might be an indicator of changes in menu offerings, changes in menu prices or may indicate changes in our guests’ preferences and purchasing habits.

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

Operating margins: Our management is consistently focused on controlling expenses and finding cost savings, without affecting the quality of the product we offer and our guests’ services and experience. We measure our performance using expense margin, which is a percentage of direct expenses, including labor, cost of product and any other operating expenses related to the gaming, food and beverage, or hotel operation to the net gaming, food and beverage, or hotel revenues. Selling, general and administrative (“SG&A”) margin represents SG&A expenses for a period as a percentage of total net revenue for a period. In managing the food and beverage operation, we use an operating margin percentage based on the product cost to the food and beverage, which represents a percentage of product cost to the food and beverage revenue and is a measurement of commodity prices and menu sales prices.

Our management evaluates the KPI as compared to prior periods, the peer group, or market, as well as for any trends.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2026, and 2025

For the three months ended September 30, 2026, our net income totaled $32.0 million, or $1.76 per diluted share, compared to net income of $31.6 million, or $1.69 per diluted share, for the same period in 2025, reflecting a 1.4% and 4.1% increase in net income and diluted earnings per share, respectively. Net revenues in the three months ended September 30, 2026, totaled $146.3 million, an increase of $3.5 million, or 2.4%, compared to the three months ended September 30, 2025. Income from operations for the three months ended September 30, 2026, totaled $41.3 million compared to income from operations of $38.2 million for the same period in 2025.

Casino revenue increased 3.4% in the third quarter of 2026 compared to the third quarter of 2025. The increase in casino revenue was driven primarily by the continued increase in visitation and gaming volume. Casino operating expense as a percentage of casino revenue for each of the three months ended September 30, 2026, and 2025 is 35.8%.

Food and beverage revenue for the third quarter of 2026 increased 1.3% compared to the third quarter of 2025 due to 3.0% increase in food and beverage revenue per cover, partially offset by a 1.7% decrease in food and beverage covers. Food and beverage operating expense as a percentage of food and beverage revenue in the third quarter of 2026 decreased to 69.6% compared to 69.9% in the third quarter of 2025 due primarily to increase in revenue per cover.

Hotel revenue increased 0.9% in the third quarter of 2026 compared to the same quarter of 2025 as a result of increase in occupancy percentage to 89.8% during the third quarter of 2026 compared to 89.0% during the third quarter of 2025 and increase in ADR by $0.99 ($193.08 in the third quarter of 2026 compared to $192.09 in the third quarter of 2025). Hotel RevPAR was $184.22 and $183.42 for the three months ended September 30, 2026, and 2025, respectively. Hotel operating expense as a percentage of hotel revenue decreased to 31.3% in the third quarter of 2026 compared to 31.4% for the comparable prior year period primarily due to increase in the ADR and decrease in operating expenses per occupied room.

Other revenue increased 2.0% in the third quarter of 2026 compared to the same prior year period primarily due to increases in commission revenues and spa revenue.

SG&A expense increased to $29.0 million in the third quarter of 2026 from $27.5 million in the third quarter of 2025. As a percentage of net revenue, SG&A expense increased to 19.8% in the third quarter of 2026 compared to 19.3% in the same period in 2025. The increase in SG&A expenses is primarily result of increase in legal and employee related expenses.

Depreciation and amortization expense decreased to $10.8 million for the three months ended September 30, 2026, compared to $14.1 million for the same prior year period, due to assets placed into service in the fourth quarter of 2020, with the opening of the hotel tower at Monarch Black Hawk, becoming fully depreciated by the fourth quarter of 2025.

We recognized $0.2 million and $0.5 million for the three months ended September 30, 2026, and 2025, respectively, in professional service fees relating to our construction litigation. In the third quarter of 2026, we accrued $1.1 million in interest on the PCL judgment that we are disputing.

In the third quarters of 2026 and 2025, we recognized $0.8 million and $0.6 million, respectively, of interest income, net of interest expense.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2026, and 2025

For the nine months ended September 30, 2026, we had a net income of $92.1 million, or $5.06 per diluted share, compared to net income of $78.4 million, or $4.18 per diluted share for the same period in 2025, reflecting a 17.4% and 21.1% increase in net income and diluted earnings per share, respectively. Net revenues in the nine months ended September 30, 2026, totaled $425.4 million, an increase of 5.0%, compared to the nine months ended September 30, 2025. Income from operations for the nine months ended September 30, 2026, totaled $114.8 million compared to $98.4 million income from operations for the same period in 2025.

Casino revenue increased 4.9% in the first nine months of 2026 compared to the first nine months of 2025 and was driven by an increase in visitation and gaming volume. Casino operating expense as a percentage of casino revenue decreased to 35.8% for the nine months ended September 30, 2026, compared to 36.4% for the nine months ended September 30, 2025, primarily as a result of operational improvements and efficiencies.

Food and beverage revenue for the first nine months of 2026 increased 3.2% compared to the same 2025 period due to a 3.2% increase in food and beverage revenue per cover. Food and beverage covers were the same in the two comparable periods. Food and beverage operating expense as a percentage of food and beverage revenue increased in the first nine months of 2026 to 71.7% from 71.4% for the same period in 2025 primarily due to an increase in labor and product cost per cover.

Hotel revenue increased 8.4% in the first nine months of 2026 compared to the first nine months of 2025 primarily due to an increase in occupancy from 83.4% during the first nine months of 2025 to 84.4% during the same period of 2026. ADR increased by $0.35, from $191.27 in the first nine months of 2025 to $191.62 in the first nine months of 2026. RevPAR was $173.50 for the first nine months of 2026 and $171.59 for the first nine months of 2025. Hotel operating expense as a percentage of hotel revenue decreased to 33.0% in the first nine months of 2026 compared to 34.2% for the comparable prior year period primarily as a result of decrease in labor and other operating expenses per occupied room.

Other revenue increased 4.3% in the first nine months of 2026 compared to the same prior year period.

SG&A expense increased to $85.3 million in the first nine months of 2026 from $81.5 million in the first nine months of 2025. The increase in SG&A expenses is primarily result of increase in legal, labor and other employee related expenses. As a percentage of net revenue, SG&A expense of 20.1% are the same in the first nine months of 2026 and 2025.

Depreciation and amortization expense decreased to $31.9 million for the nine months ended September 30, 2026, compared to $40.8 million for the same prior year period, due to assets placed into service in the fourth quarter of 2020, with the opening of the hotel tower at Monarch Black Hawk, becoming fully depreciated by the fourth quarter of 2025.

During the first nine months of 2026 and 2025 we recognized $0.9 million and $1.9 million, respectively, in professional services fees relating to our construction litigation. During the first nine months of 2026, we accrued $3.3 million in interest on the PCL judgment that we are disputing.

During the first nine months of 2026, we recognized $2.2 million of interest income, net of interest expense. During the first nine months of 2025, we recognized $1.3 million of interest income, net of interest expense.

CAPITAL SPENDING AND DEVELOPMENT

We seek to continually upgrade and maintain our facilities in order to present a fresh, high-quality product to our guests.

Cash paid for capital expenditures for the nine-month periods ended September 30, 2026, and 2025 totaled $22.3 million and $33.9 million, respectively. During each of the nine-month periods ended September 30, 2026, and 2025, capital expenditures related to acquisition of gaming, and other equipment to upgrade and replace existing equipment, to properties enhancements at Atlantis and Monarch Black Hawk and purchase of piece of land with a building on it, adjacent to Atlantis.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations and, for capital expansion projects, borrowings available under our Amended Credit Facility.

For the nine months ended September 30, 2026, net cash provided by operating activities totaled $130.0 million, compared to net cash provided by operating activities of $126.6 million in the same prior year period. This increase was primarily a result of an increase in net income.

Net cash used in investing activities totaled $22.1 million and $33.8 million during each of the nine months ended September 30, 2026, and 2025, respectively. Net cash used in investing activities during each of the first nine months of 2026 and 2025 included cash used for acquisition of gaming, and other equipment to upgrade and replace existing equipment at Atlantis and Monarch Black Hawk, cash used for properties enhancements and cash to purchase a piece of land with a building on it, adjacent to Atlantis.

Net cash used in financing activities in the first nine months of 2026 totaled $67.0 million and consisted of $54.9 million cash used for purchase of Company stock under the Repurchase Plan and $16.0 million used for payment of dividends, partially offset by $3.9 million of net proceeds from stock options exercise. Net cash used in financing activities in the first nine months of 2025 totaled $43.9 million and consisted of $31.3 million cash used for purchase of Company stock under the Repurchase Plan and $16.5 million used for payment of dividends, partially offset by $3.9 million of net proceeds from stock options exercise.

Sixth Amended Credit Facility

On December 31, 2024, the Company entered into the Amended and Restated Credit Agreement (the “Amended Credit Facility”) with Wells Fargo Bank, N.A., as administrative agent. The Amended Credit Facility amends and restates the Company’s $100.0 million credit facility, dated as of February 1, 2023 (the “Prior Facility”).

The Amended Credit Facility extends the maturity date to January 1, 2028, and removes the lien on real property under the Prior Facility. As of September 30, 2026, the Company had no outstanding principal balance under the Amended Credit Facility, a $0.6 million standby letter of credit and $99.4 million remaining available for borrowing.

In addition to other customary covenants for a facility of this nature, as of September 30, 2026, we were required to maintain a Total Leverage Ratio (as defined in the Amended Credit Facility) of no more than 1.5:1 and Fixed Charge Coverage Ratio (as defined in the Amended Credit Facility) of at least 1.1:1.0. As of September 30, 2026, our Total Leverage Ratio and Fixed Charge Coverage Ratio were 0.0:1.0 and 114.5:1.0, respectively.

The interest rate under the Amended Credit Facility is either SOFR (the Secured Overnight Financing Rate) plus a margin of 1.25%, or a base rate (as defined in the Amended Credit Facility) plus a margin ranging of 0.25% per annum. The Commitment Fee Percentage (as defined in the Amended Credit Facility) was revised to be 0.25% per annum.

On February 24, 2025, Wells Fargo Bank agreed to waive its right to declaring an event of default under the Amended Credit Facility arising out of the February 14, 2025, judgment on the litigation between Monarch and PCL, as described above in Part I, Item 1, NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Note 9 “Legal Matters” of this Form 10-Q, so long as we strictly comply with each and every other provision of the Amended Credit Facility. We believe that we are in full compliance.

We believe that our anticipated operating cash flows will be sufficient to sustain operations for the twelve months from the filing of this Form 10-Q for the quarter ended September 30, 2026, and fulfill our capital expenditure plans and authorized dividend distributions. However financial, economic, competitive, regulatory, and other factors, many of which are beyond our control, could negatively impact our operations. If we are unable to generate sufficient cash flow in the upcoming months or if our cash needs exceed our borrowing capacity under the Amended Credit Facility, we could be required to adopt one or more alternatives, such as reducing, delaying or eliminating planned capital expenditures, selling assets, restructuring debt or issuing additional equity.

For a discussion regarding our material commitments for capital expenditure, see the CAPITAL SPENDING AND DEVELOPMENT section above.

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

As of September 30, 2026, we had no outstanding balance under our Amended Credit Facility. Our current primary market risk exposure, when we incur and have outstanding debt, is interest rate risk relating to the impact of interest rate movements under our Amended Credit Facility.

See “Liquidity and Capital Resources” in Item 2 above for further discussion of our Amended Credit Facility and capital structure.

We have not entered into derivative financial instruments for trading or speculative purposes.

We do not have any cash or cash equivalents as of September 30, 2026, that are subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) under the Exchange Act). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. During the nine-months period ended September 30, 2026, the Company implemented Workday for the human resources and payroll functions. The changes did not materially affect or are reasonably not likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the number and average price of shares purchased in each fiscal month of the quarter ended September 30, 2026:

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1) (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2026 - July 31, 2026	31,212	$121.75	2,059,709	940,291
August 1, 2026 - August 31, 2026	269,647	123.23	2,329,356	670,644
September 1, 2026 - September 30, 2026	—	—	2,329,356	670,644
Total	300,859	$123.07	2,329,356	670,644

(1)This amount represents a repurchase pursuant to our Repurchase Plan, see Note 8. STOCK REPURCHASE PLAN.
(2)	In the third quarter of 2026, under the authority of the Repurchase Plan, the Company purchased 300,859 shares at average price between $121.77 and $123.94 per share on the open market.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

MONARCH CASINO & RESORT, INC.
(Registrant)

Date: October 30, 2026	By:	/s/ EDWIN S. KOENIG
Edwin S. Koenig, Chief Accounting Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)